Form 10-Q
period 2005-06-26
Ruths Chris Steak House, Inc.
filed 2005-10-14
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51485

Ruth’s Chris Steak House, Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-1060618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 International Parkway, Heathrow, FL	32746
(Address of principal executive offices)	(Zip code)

(407) 333-7440

Registrant’s telephone number, including area code

3321 Hessmer Avenue, Metairie, Louisiana 70002

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☐

The number of shares outstanding of the registrant’s common stock as of October 13, 2005, was 23,015,790.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: the impact of adverse weather conditions, including the impact of Hurricane Katrina on the Company’s operations; changes in economic conditions and trends generally; changes in consumer preferences or discretionary spending; the effect of competition in the restaurant industry; the Company’s ability to achieve market acceptance, particularly in new markets; the Company’s ability to achieve and manage its planned expansion; the Company’s ability to execute its business strategy effectively; health concerns about beef or other food products; reductions in the availability of, or increases in the cost of, USDA Prime grade beef and other food items; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to Company employees, the sale or preparation of food, the sale of alcoholic beverages and the

i

opening of new restaurants; harmful actions taken by the Company’s franchisees; the Company’s ability to protect its name and logo and other proprietary information; the impact of litigation; and the loss of key management personnel. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s registration statement on Form S-1 (File No. 333-124285) filed by the Company under the Securities Act of 1933, as such Registration Statement became effective on August 8, 2005, as well as the Company’s other filings with the Securities and Exchange Commission, all of which are available on the SECs website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

ii

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share and per share data)

	December 26, 2004	June 26, 2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,906	$2,717
Accounts receivable, less allowance for doubtful accounts 2004 - $275; 2005 - $331 (unaudited)	5,030	5,199
Inventory	3,665	3,455
Prepaid expenses and other	2,179	1,689
Deferred income taxes	771	761

Total current assets	15,551	13,821

Property and equipment, net	52,739	54,001
Goodwill	30,533	30,533
Deferred income taxes	9,278	9,107
Assets held for sale	2,100	—
Other assets	3,281	3,217

Total assets	$113,482	$110,679

Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$—	$—
Accounts payable and accrued expenses	18,577	19,794
Deferred revenue	14,692	12,552
Other current liabilities	452	758

Total current liabilities	33,721	33,104

Long-term debt	80,931	101,000
Mandatorily redeemable senior preferred stock (liquidation preference of $11,548 at June 26, 2005 (unaudited) and $39,986 at December 26, 2004)	39,857	11,444
Deferred rent	9,767	9,935
Other liabilities	719	1,259

Total liabilities	164,995	156,742

Commitments and contingencies (Note 6)
Shareholders’ deficit:

Junior preferred stock, par value $.01 per share; authorized 92,000 shares, 75,381 shares issued and outstanding at June 26, 2005 (unaudited) and 72,537 shares at December 26, 2004, aggregate liquidation preference of $75,381 at June 26, 2005	72,537	75,381
Class A common stock, par value $.01 per share; 100,000,000 shares authorized, 11,543,889 shares issued and outstanding at June 26, 2005 (unaudited), 11,543,889 shares issued and outstanding at December 26, 2004	115	115
Class B common stock, par value $.01 per share; authorized 1,000,000 shares, no shares issued and outstanding	—	—
Additional paid-in capital	5,548	5,671
Accumulated deficit	(129,713)	(127,230)

Total shareholders’ deficit	(51,513)	(46,063)

Total liabilities and shareholders’ deficit	$113,482	$110,679

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements

(dollar amounts in thousands, except share and per share data)

	13 Weeks Ending		26 Weeks Ending
	June 27, 2004	June 26, 2005	June 27, 2004	June 26, 2005
Revenues:
Restaurant sales	$45,043	$49,888	$92,391	$103,777
Franchise income	2,291	2,634	4,772	5,281
Other operating income	139	146	217	263

Total revenues	47,473	52,668	97,380	109,321

Costs and expenses:
Food and beverage costs	15,634	15,663	32,370	32,160
Restaurant operating expenses	20,585	23,049	41,282	46,362
Marketing and advertising	1,874	2,315	3,546	4,668
General and administrative costs	2,981	3,593	5,132	6,722
Depreciation and amortization expenses	1,614	1,600	3,258	3,217
Pre-opening costs	31	131	31	240

Operating income	4,754	6,317	11,761	15,952

Other income (expense):
Interest expense, net	(2,857)	(1,634)	(5,810)	(5,767)
Accrued dividends and accretion on mandatorily redeemable senior preferred stock	(1,194)	(399)	(2,388)	(1,587)
Other	69	42	139	80

Income from continuing operations before income tax expense	772	4,326	3,702	8,678

Income tax expense	80	1,015	383	2,566

Income from continuing operations	692	3,311	3,319	6,112

Discontinued operations:
Loss from operations of discontinued restaurants, net of income tax benefit	235	230	404	739

Net income	$457	$3,081	$2,915	$5,373

Less dividends earned on junior preferred stock and warrant expense	1,317	1,468	2,634	2,891

Net income (loss) available to common shareholders	$(860)	$1,613	$281	$2,482

Basic earnings (loss) per share:
Continuing operations	$(0.05)	$0.14	$0.06	$0.25
Discontinued operations	(0.02)	(0.02)	(0.03)	(0.06)

Basic earnings (loss) per share	$(0.07)	$0.12	$0.03	$0.19

Diluted earnings (loss) per share:
Continuing operations	$(0.05)	$0.13	$0.06	$0.23
Discontinued operations	(0.02)	(0.02)	(0.03)	(0.05)

Diluted earnings (loss) per share	$(0.07)	$0.11	$0.03	$0.18

Shares used in computing net income (loss) per common share:
Basic	11,746,868	13,037,746	11,746,868	13,037,746
Diluted	11,746,868	14,217,516	11,746,868	14,217,516

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	26 Weeks Ending
	June 27, 2004	June 26, 2005
Cash flows from operating activities:
Net income	$2,915	$5,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,258	3,217
Deferred income taxes	(163)	187
Non-cash interest expense	1,009	1,946
Non-cash compensation expense	—	77
Loss (gain) on sale or disposition of assets	(2)	80
Accrued dividends and accretion on mandatorily redeemable senior preferred stock	2,388	1,587
Changes in operating assets and liabilities:
Accounts receivable	(174)	(165)
Inventory	(61)	211
Prepaid expenses and other	(116)	488
Other assets	(40)	(1,022)
Accounts payable and accrued expenses	(919)	2,123
Deferred revenue	(1,784)	(2,140)
Deferred rent	(220)	832
Other liabilities	(1,558)	(730)

Net cash provided by operating activities	4,533	12,064

Cash flows from investing activities:
Acquisition of property and equipment	(1,104)	(4,559)
Proceeds on sale or disposition of fixed assets	—	2,100
Decrease (increase) in notes receivable	6	(3)

Net cash used in investing activities	(1,098)	(2,462)

Cash flows from financing activities:
Principal repayments on long-term debt	(72,483)	(94,000)
Proceeds from long-term financing	66,200	114,000
Redemption of senior preferred stock	—	(30,000)
Deferred financing costs	(2,041)	(791)

Net cash used in financing activities	(8,324)	(10,791)

Net decrease in cash and cash equivalents	(4,889)	(1,189)
Cash and cash equivalents at beginning of period	5,130	3,906

Cash and cash equivalents at end of period	$241	$2,717

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,504	$4,217
Income taxes	910	2,009

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Chris Steak House, Inc. and subsidiaries (the “Company”) as of June 26, 2005 and December 26, 2004 and for the quarters and six months ended June 26, 2005 and June 27, 2004 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the period to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, and obligations related to workers’ compensation, general liability and property insurance. Actual results could differ from those estimates.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the fiscal quarters ended June 26, 2005 and June 27, 2004, respectively, are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the registration statement on Form S-1 (File No. 333-124285) filed by the Company under the Securities Act of 1933, as such registration became effective on August 8, 2005, and all of the Company’s other filings with the SEC from August 8, 2005 through the current date pursuant to the Securities and Exchange Act of 1934.

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The fiscal quarters ended June 26, 2005 and June 27, 2004 each contained 13 weeks and are referred to herein as the second quarter of fiscal 2005 and the second quarter of fiscal 2004, respectively. When combined, the first and second quarters of each fiscal year are referred to as the first twenty-six weeks of fiscal 2005 and the first twenty-six weeks of fiscal 2004, respectively.

(2) Stock-Based Employee Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net income adjusted for pro forma provision for income taxes if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	13 Weeks Ending		26 Weeks Ending
	June 27, 2004	June 26, 2005	June 27, 2004	June 26, 2005
Net Income, as reported	$457	$3,081	$2,915	$5,373
Stock-based employee compensation expense	(3)	—	(6)	(1)

Proforma net income	$454	$3,081	$2,909	$5,372

(3) Recent Accounting Pronouncements

In December of 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces the requirements under SFAS No. 123 and APB No. 25. The statement sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires all share-based payments, including employee stock options, to be recognized in the financial statements based on their fair value. It carries forward prior guidance on accounting for awards to non-employees. The accounting for employee stock ownership plan transactions will continue to be accounted for in accordance with Statement of Position (SOP) 93-6, while awards to most non-employee directors will be accounted for as employee awards. This Statement is effective for public companies that do not file as small business issuers as of the beginning of their first annual period beginning after June 15, 2005 (effective December 26, 2005 for the Company). The Company has not yet determined the effect the new Statement will have on the consolidated financial statements as it has not completed its analysis; however, the Company expects the adoption of this Statement to result in a reduction of net income that may be material.

In May, 2005, the FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3.” Statement 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. The requirements are effective for accounting changes made in fiscal years beginning after December 12, 2005. The Company has assessed the impact of Statement 154, and does not expect it to have an impact on its financial position, results of operations or cash flows.

(4) Notes Payable and Long-term Debt

Long-term debt consists of the following:

	December 26, 2004	June 26, 2005
		(unaudited)
New Senior Credit Facilities:
Term loan facility	$—	$101,000
Revolving credit facility	—	—
2004 Senior Credit Facility:
Term loan facility	20,000	—
Revolving credit facility	41,000	—
Senior subordinated notes	19,931	—

	80,931	101,000

Less current maturities	—	—

Total Long-Term Debt	$80,931	$101,000

On March 11, 2005, the Company entered into a financing agreement with a syndicate of commercial banks and other institutional lenders. The financing consisted of a $105.0 million term loan facility and a $15.0 million revolving credit facility. At June 26, 2005, the interest rates on the term loan facility and revolving credit facility were 6.25%. The term loan interest and fees are payable monthly and the principal is payable in quarterly payments ranging from $829 to $2,579 commencing June 30, 2005, with the remaining unpaid balance due on March 11, 2011. The revolving credit facility interest and fees are payable monthly and all outstanding amounts are due upon maturity at March 11, 2010.

As of June 26, 2005, there were $101.0 million of borrowings outstanding under the term loan facility and no borrowings outstanding under the revolving credit facility. The Company had approximately $13.7 million of borrowings available under its revolving credit facility, net of outstanding letters of credit of approximately $1.3 million. The Company is required to maintain certain financial covenants and is also subject to restrictive covenants under its borrowings. The Company was in compliance with all such covenants at June 26, 2005. The Company’s obligations under these credit facilities are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and the capital stock of its subsidiaries.

(5) Earnings per share

Basic earnings per common share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the applicable period. Basic and diluted earnings per common share were determined on the assumption that all outstanding warrants were exercised as of the beginning of each period. For the quarter and 26 weeks ended June 27, 2004, options to purchase 1,133,925 shares of the Company’s common stock at a weighted average price of $0.48 per share were not included in the calculation of weighted average shares for diluted earnings per share because their effects were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ending		26 Weeks Ending
	June 27, 2004	June 26, 2005	June 27, 2004	June 26, 2005
Income (loss) available to common stockholders	$(860)	$1,613	$281	$2,482

Shares:
Weighted average number of common shares outstanding	11,746,868	13,037,746	11,746,868	13,037,746
Dilutive stock options	—	1,179,770	—	1,179,770

Weighted average number of common shares outstanding	11,746,868	14,217,516	11,746,868	14,217,516

Basic earnings (loss) per share:
Continuing operations	$(0.05)	$0.14	$0.06	$0.25
Discontinued operations	(0.02)	(0.02)	(0.03)	(0.06)

Basic earnings per share	$(0.07)	$0.12	$0.03	$0.19

Diluted earnings (loss) per share:
Continuing operations	$(0.05)	$0.13	$0.06	$0.23
Discontinued operations	(0.02)	(0.02)	(0.03)	(0.05)

Diluted earnings per share	$(0.07)	$0.11	$0.03	$0.18

On August 1, 2005, the Company completed a 20.75281-for-1 stock split of the Company’s common stock (See Note 8). Accordingly, basic and diluted shares for all periods presented have also been calculated based on the weighted average shares outstanding, as adjusted for the stock split.

(6) Commitments and Contingencies

The Company has guaranteed the operating lease for the franchisee-owned restaurant in Detroit, Michigan. The operating lease requires annual minimum lease payments of $0.1 million through August 2005, the expiration of the initial term and through renewal terms, which option may be exercised by the franchisee.

The Company is subject to other various claims, possible legal actions, and other matters arising in the normal course of business. Management does not expect disposition of these other matters to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

(7) Discontinued Operations

On December 24, 2004, the Company closed its Manhattan-UN operation, one of its two Ruth’s Chris Steak House locations in Manhattan, New York. Prior to and including 2004, the Company experienced operating losses at its Manhattan-UN restaurant location, which leased the property in which it operated. The Company has continuing direct cash outflows associated with the fixed portion of rent at the closed restaurant in the amount of approximately $45 per month until the lease expiration in fiscal year 2016 or until the property is subleased, if earlier.

In October of 2004, the Company announced its plan to close its Ruth’s Chris Steak House location in Sugar Land, Texas, where it owned the property in which it operated. The Company recorded a pre-tax charge of $80 as a result of loss due to impairment in order to reduce the assets related to this location to net realizable value. Subsequent to year end, the Company sold this property for $2.1 million.

The Company accounts for its closed restaurants in accordance with the provisions of SFAS No. 144. Therefore, when a restaurant is closed, and the restaurant is either held for sale or abandoned, the restaurant’s operations are eliminated from the ongoing operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, are reclassified.

Discontinued operations consist of the following:

	13 Weeks Ending		26 Weeks Ending
	June 27, 2004	June 26, 2005	June 27, 2004	June 26, 2005
Revenues	$1,513	$—	$3,143	$—
Loss before income tax	(465)	(279)	(819)	(985)
Loss from operations of discontinued restaurants, net of income tax benefit	(235)	(230)	(404)	(739)

(8) Subsequent Events

In August, 2005, the Company and selling shareholders completed an initial public offering of 9,375,000 and 5,575,000 shares of common stock, respectively, at $18.00 per share. In connection therewith, the Company completed a 20.75281-for-1 stock split, an increase in the number of authorized shares of the Company’s common stock and the authorization of 10,000,000 shares of a new class of preferred stock, with a par value of $0.01 per share. No shares of this new class of preferred stock are outstanding. Accordingly, all references to numbers of shares in the consolidated financial statements and accompanying notes have been adjusted to reflect the stock split and change in the number of authorized shares on a retroactive basis.

The Company received net proceeds of approximately $154.3 million from the sale of shares of its common stock in the offering after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by it. The Company used the net proceeds of the offering as follows: (1) approximately $11.7 million was used to redeem all of its outstanding mandatorily redeemable Series A senior cumulative preferred stock (“Senior Preferred Stock”), (2) approximately $76.2 million to redeem or repurchase all of its outstanding Series B junior cumulative preferred stock (“Junior Preferred Stock”) and (3) approximately $66.4 million was used to repay a portion of the outstanding indebtedness under its senior credit facilities.

In late August 2005, the Company’s headquarters in Metairie, Louisiana was damaged by Hurricane Katrina. In September 2005, the Company determined that it would not be able to reoccupy its Metairie headquarters within a reasonable time, and relocated its headquarters to Orlando, Florida.

The Company also closed its two New Orleans-area restaurants, which suffered wind and flood damage. The Company has not established a timeline for the reopening of these restaurants. Prior to Hurricane Katrina, the Company had planned to open a new restaurant located at the Biloxi, Mississippi Hard Rock Hotel & Casino in

September 2005. This property also suffered damage, and its September 1, 2005 opening date was delayed until 2006. The Company will incur certain unanticipated one-time expenses in connection with this move and other hurricane related items.

On September 27, 2005, the Company entered into a new credit agreement (the “Credit Agreement”) with certain lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as documentation agent, and JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association as co-lead arrangers and Wachovia Bank, N.A. The Company used the $38.5 million funded at closing under the Credit Agreement to prepay and retire borrowings under its previous credit facility and to pay related fees and expenses.

At September 27, 2005, interest rates on the revolving credit facility, were 5.54%. The Credit Agreement requires the Company to maintain certain financial covenants and the Company is also subject to certain restrictive covenants. The Company’s obligations under the Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and the capital stock of its subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company believes that it is the largest upscale steakhouse company in the United States, based on total company- and franchisee-owned restaurants.

The Company’s restaurants offer USDA Prime grade steaks that are aged and prepared to exacting company standards and cooked in 1800-degree broilers. The Company’s restaurants also offer several non-beef entrée selections and a broad selection of appetizers. They also complement their food offerings with an award-winning wine list.

As of June 26, 2005, there were 88 Ruth’s Chris restaurants, of which 39 were company-owned and 49 were franchisee-owned, including ten international franchisee-owned restaurants in Mexico, Hong Kong, Taiwan and Canada.

The Company’s registration statement on Form S-1 (File No. 333-124285), filed by the Company under the Securities Act of 1933, as such registration statement became effective on August 8, 2005, provides additional information about the Company’s business, operations and financial condition.

Positioned for Growth

In recent years, the Company slowed its development of new restaurants and focused its efforts on ensuring that it was adhering to its core culture as inspired by Ruth Fertel. The Company in the past 18 months improved its financial performance through a variety of operating initiatives and it believes it is now well positioned to open new restaurants. The Company currently expects to open five to six company-owned restaurants in each of the next several years. In addition, the Company expects new and existing franchisees to open four Ruth’s Chris restaurants in 2005, three of which have already been opened, and approximately five to six Ruth’s Chris restaurants in each of the next several years.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of total revenues for the periods indicated. The Company’s historical results are not necessarily indicative of the operating results that may be expected in the future.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2004	June 26, 2005	June 27, 2004	June 26, 2005
Revenues:
Restaurant sales	94.9%	94.7%	94.9%	94.9%
Franchise income	4.8%	5.0%	4.9%	4.8%
Other operating income	0.3%	0.3%	0.2%	0.3%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (as a percentage of restaurant sales)	34.7%	31.4%	35.0%	31.0%
Restaurant operating expenses (as a percentage of restaurant sales)	45.7%	46.2%	44.7%	44.7%
Marketing and advertising	3.9%	4.4%	3.6%	4.3%
General and administrative costs	6.3%	6.8%	5.3%	6.1%
Depreciation and amortization expenses	3.4%	3.0%	3.3%	2.9%
Pre-opening costs	0.1%	0.2%	0.0%	0.2%
Operating income	10.0%	12.0%	12.1%	14.6%

Other income (expense):
Interest expense, net	(6.0)%	(3.1)%	(6.0)%	(5.3)%
Accrued dividends and accretion on mandatorily redeemable senior preferred stock	(2.5)%	(0.8)%	(2.5)%	(1.5)%
Other	0.1%	0.1%	0.1%	0.1%

Income from continuing operations before income tax expense	1.6%	8.2%	3.8%	7.9%

Income tax expense	0.1%	1.9%	0.4%	2.3%

Income from continuing operations	1.5%	6.3%	3.4%	5.6%

Discontinued operations, net of income tax benefit	0.5%	0.4%	0.4%	0.7%

Net income	1.0%	5.9%	3.0%	4.9%

Second Quarter of Fiscal 2005 (13 Weeks) Compared to Second Quarter of Fiscal 2004 (13 Weeks)

Restaurant Sales. Restaurant sales increased $4.9 million, or 10.9%, to $49.9 million in the second quarter of fiscal 2005 from $45.0 million in the second quarter of fiscal 2004. The increase in restaurant sales was due primarily to a $4.6 million increase in sales from restaurants open throughout both periods, representing comparable company-owned restaurant sales growth of 10.3%, together with $0.3 million attributable to one restaurant acquired in April 2004. Approximately one-fourth of this increase in comparable company-owned restaurant sales was attributable to increased entrée volume, with the remainder caused by increased per entrée spending driven by a shift in meal period and mix.

Franchise Income. Franchise income increased $0.3 million, or 13.0%, to $2.6 million in the second quarter of fiscal 2005 from $2.3 million in the second quarter of fiscal 2004. The increase in franchise income was due to a $3.3 million increase in franchisee-owned restaurant sales from the franchisee-owned restaurants open throughout both periods, representing a comparable franchisee-owned restaurant sales growth of 7.4%, an $0.8 million increase from two relocated franchise restaurants, and an additional $1.1 million from the opening of two new franchisee-owned restaurants. This increase was partially offset by the Company’s acquisition of one franchisee-owned restaurant and the closing by the same franchisee of another franchisee-owned restaurant in April 2004.

Food and Beverage Costs. Food and beverage costs increased $0.1 million, or 0.6%, to $15.7 million in the second quarter of fiscal 2005 from $15.6 million in the second quarter of fiscal 2004. As a percentage of restaurant sales, food and beverage costs decreased to 31.4% in the second quarter of fiscal 2005 from 34.7% in the second quarter of fiscal 2004. This decrease in food and beverage costs as a percentage of restaurant sales was primarily due to lower meat costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $2.4 million, or 11.7%, to $23.0 million in the second quarter of fiscal 2005 from $20.6 million in the second quarter of fiscal 2004. The increase was primarily due to higher restaurant sales in the second quarter of fiscal 2005, increased benefit costs due to higher employee participation rates and a non-recurring $0.3 million charge to enhance each restaurant’s small-wares inventory. As a result, restaurant operating expenses as a percentage of restaurant sales increased to 46.2% in the second quarter of fiscal 2005 from 45.7% in the second quarter of fiscal 2004. Excluding the non-recurring charge to enhance the restaurants’ small-wares inventory, restaurant operating expenses as a percentage of restaurant sales decreased to 45.6% in the second quarter of fiscal 2005 from 45.7% in the second quarter of fiscal 2004.

Marketing and Advertising. Marketing and advertising expenses increased $0.4 million, or 21.1%, to $2.3 million in the second quarter of fiscal 2005 from $1.9 million in the second quarter of fiscal 2004. Marketing and advertising expenses as a percentage of total revenues increased to 4.4% in the second quarter of fiscal 2005 from 3.9% in the second quarter of fiscal 2004. This increase was due primarily to increased national cable television advertising and expenses relating to the redesign of the Company’s internet site.

General and Administrative. General and administrative costs increased $0.6 million, or 20.0%, to $3.6 million in the second quarter of fiscal 2005 from $3.0 million in the second quarter of fiscal 2004. General and administrative costs as a percentage of total revenues increased to 6.8% in the second quarter of fiscal 2005 from 6.3% in the second quarter of fiscal 2004. This increase was primarily due to the recruitment and hiring of a new President and Chief Executive Officer as well as several other key management personnel in the areas of human resources, construction, franchise relations and marketing in the latter part of fiscal 2004.

Depreciation and Amortization. Depreciation and amortization expense remained constant in the second quarter of fiscal 2005 from the second quarter of fiscal 2004 at $1.6 million. This stability was due primarily to the fact that levels of new investment in furniture and equipment were similar to levels of previously purchased furniture and equipment becoming fully depreciated, as well as the fact that the Company did not open any restaurants during fiscal 2004.

Interest Expense, net. Interest expense, net of interest income, decreased $1.3 million, or 44.8%, to $1.6 million in the second quarter of fiscal 2005 from $2.9 million in the second quarter of fiscal 2004. This decrease was primarily due to the refinancing of the Company’s credit facility in March 2005, as a result of which its aggregate interest rates decreased from 7.57% to 6.25%. In addition, total debt was decreased by approximately $10 million from June of 2004 to June of 2005.

Accrued Dividends and Accretion on Mandatorily Redeemable Senior Preferred Stock. Accrued dividends and accretion on mandatorily redeemable senior preferred stock decreased $0.8 million, or 66.7%, to $0.4 million in the second quarter of fiscal 2005 from $1.2 million in the second quarter of fiscal 2004. This decrease was primarily due to the redemption of $30.0 million of Senior Preferred Stock.

A portion of the proceeds from the Company’s initial public offering completed in August 2005, were used to redeem all of its outstanding Senior Preferred Stock.

Income Tax Expense. Income tax expense increased by $0.9 million to $1.0 million in the second quarter of fiscal 2005 from $0.1 million in the second quarter of fiscal 2004 due to an increase in income before income tax and an increase in the estimated annual effective tax rate.

Income from Continuing Operations. Income from continuing operations increased $2.6 million to $3.3 million in the second quarter of fiscal 2005 from $0.7 million in the second quarter of fiscal 2004.

Discontinued Operations, net of Income Tax Benefit. In the fourth quarter of fiscal 2004, the Company closed company-owned restaurants in Sugar Land, Texas and Manhattan (UN), New York. The operations and related expenses of these locations are presented as discontinued operations. Discontinued operations remained constant in the second quarter of fiscal 2005 from the second quarter of fiscal 2004 at $0.2 million.

First Twenty-Six Weeks of Fiscal 2005 (26 Weeks) Compared to First Twenty-Six Weeks of Fiscal 2004 (26 Weeks)

Restaurant Sales. Restaurant sales increased $11.4 million, or 12.3%, to $103.8 million in the first twenty-six weeks of fiscal 2005 from $92.4 million in the first twenty-six weeks of fiscal 2004. The increase in restaurant sales was due primarily to a $10.2 million increase in sales from restaurants open throughout both periods, representing comparable company-owned restaurant sales growth of 11.1%, together with $1.2 million attributable to one restaurant acquired in April 2004. Approximately forty percent of this increase in comparable company-owned restaurant sales was attributable to increased entrée volume driven by improvements in table utilization and management and additional marketing, with the remainder caused by increased per entrée spending, particularly caused by increased wine and beverage spending.

Franchise Income. Franchise income increased $0.5 million, or 10.4%, to $5.3 million in the first twenty-six weeks of fiscal 2005 from $4.8 million in the first twenty-six weeks of fiscal 2004. The increase in franchise income was due to a $5.2 million increase in franchisee-owned restaurant sales from those franchisee-owned restaurants open throughout both periods, representing a comparable franchisee-owned restaurant sales growth of 5.6%, $1.4 million increase from two relocated franchise restaurants, as well as $1.1 million from the opening of two new franchisee-owned restaurants. This increase was partially offset by the Company’s acquisition of one franchisee-owned restaurant and the closing by the same franchisee of another franchisee-owned restaurant in April 2004.

Food and Beverage Costs. Food and beverage costs decreased $0.2 million, or 0.6%, to $32.2 million in the first twenty-six weeks of fiscal 2005 from $32.4 million in the first twenty-six weeks of fiscal 2004. As a percentage of restaurant sales, food and beverage costs decreased to 31.0% in the first twenty-six weeks of fiscal 2005 from 35.0% in the first twenty-six weeks of fiscal 2004. This decrease in food and beverage costs as a percentage of restaurant sales was primarily due to lower meat costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $5.1 million, or 12.3%, to $46.4 million in the first twenty-six weeks of fiscal 2005 from $41.3 million in the first twenty-six weeks of fiscal 2004. The increase was primarily due to higher restaurant sales in the first twenty-six weeks of fiscal 2005, increased benefit costs due to higher employee participation rates and a non-recurring charge to enhance each restaurant’s small-wares inventory. As a result, restaurant operating expenses as a percentage of restaurant sales remained constant for the first twenty-six weeks of fiscal 2005 and the first twenty-six weeks of fiscal 2004 at 44.7%. Excluding the non-recurring charge to enhance the restaurant’s small-wares inventory restaurant operating expenses as a percentage of restaurant sales decreased to 44.4% in the first twenty-six weeks of fiscal 2005 from 44.7% in the first twenty-six weeks of fiscal 2004.

Marketing and Advertising. Marketing and advertising expenses increased $1.2 million, or 34.3%, to $4.7 million in the first twenty-six weeks of fiscal 2005 from $3.5 million in the first twenty-six weeks of fiscal 2004. Marketing and advertising expenses as a percentage of total revenues increased to 4.3% in the first twenty-six weeks of fiscal 2005 from 3.6% in the first twenty-six weeks of fiscal 2004. This increase was due primarily to increased national cable television advertising and expenses relating to the redesign of the Company’s internet site.

General and Administrative. General and administrative costs increased $1.6 million, or 31.4%, to $6.7 million in the first twenty-six weeks of fiscal 2005 from $5.1 million in the first twenty-six weeks of fiscal 2004. General and administrative costs as a percentage of total revenues increased to 6.1% in the first twenty-six weeks of fiscal 2005 from 5.3% in the first twenty-six weeks of fiscal 2004. This increase was primarily due to the recruitment and hiring of a new President and Chief Executive Officer as well as several other key management personnel in the areas of human resources, construction, franchise relations and marketing in the latter part of fiscal 2004.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.1 million to $3.2 million in the first twenty-six weeks of fiscal 2005 from $3.3 million in the first twenty-six weeks of fiscal 2004. This stability was due primarily to the fact that levels of new investment in furniture and equipment were similar to levels of previously purchased furniture and equipment becoming fully depreciated, as well as the fact that the Company did not open any new restaurants during fiscal 2004.

Interest Expense, net. Interest expense, net of interest income, remained constant at $5.8 million in the first twenty-six weeks fiscal 2005 and in the first twenty-six weeks of fiscal 2004. This was primarily due to the write-off of remaining debt issuance costs of $1.7 million associated with the refinancing of the Company’s credit facility in March 2005, which was offset by a lower weighted average interest rate and lower average borrowings in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.

Accrued Dividends and Accretion on Mandatorily Redeemable Senior Preferred Stock. Accrued dividends and accretion on mandatorily redeemable senior preferred stock decreased $0.8 million, or 33.3%, to $1.6 million in the first twenty-six weeks of fiscal 2005 from $2.4 million in the first twenty-six weeks of fiscal 2004. This decrease was primarily due to the redemption of $30.0 million of Senior Preferred Stock.

Income Tax Expense. Income tax expense increased by $2.2 million to $2.6 million in the first twenty-six weeks of fiscal 2005 from $0.4 million in the first twenty-six weeks of fiscal 2004 due to an increase in income before income tax and an increase in the estimated annual effective tax rate.

Income from Continuing Operations. Income from continuing operations increased $2.8 million to $6.1 million in the first twenty-six weeks of fiscal 2005 from $3.3 million in the first twenty-six weeks of fiscal 2004.

Discontinued Operations, net of Income Tax Benefit. In the fourth quarter of fiscal 2004, the Company closed company-owned restaurants in Sugar Land, Texas and Manhattan (UN), New York. The operations and related expenses of these locations are presented as discontinued operations. Discontinued operations increased $0.3 million to $0.7 million in the first twenty-six weeks of fiscal 2005 from $0.4 million in the first twenty-six weeks of fiscal 2004.

Liquidity and Capital Resources

The following table presents a summary of the Company’s net cash provided by (used in) operating, investing and financing activities:

	Twenty-Six Weeks Ended
	June 27, 2004	June 26, 2005
Net cash provided by operating activities	$4,533	$12,064
Net cash used investing activities	$(1,098)	$(2,462)
Net cash used in financing activities	$(8,324)	$(10,791)

Net decrease in cash	$(4,889)	$(1,189)

The Company’s principal sources of cash during the twenty-six week period ended June 26, 2005 were cash generated from operations and borrowings under the Company’s credit facilities. Principal uses of cash during the twenty-six week period ended June 26, 2005 included capital expenditures, the redemption of preferred stock and debt service. The Company expects that its principal uses of cash in the future will be to finance capital expenditures and to service debt.

The Company’s operations have not required significant working capital and, like many restaurant companies, it has been able to operate with negative working capital. Restaurant sales are primarily for cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, the Company receives trade credit for the purchase of food, beverage and supplies, thereby reducing the need for incremental working capital to support growth.

Net cash provided by operating activities was $12.1 million in the twenty-six week period ended June 26, 2005, compared to $4.5 million in the twenty-six week period ended June 27, 2004. The increase in net cash provided by operating activities was primarily due to higher net income and changes in the components of working capital.

Net cash used in investing activities was $2.5 in the twenty-six week period ended June 26, 2005, compared to $1.1 million in the twenty-six week period ended June 27, 2004. The increase was the result of increased capital expenditures related to major remodels and capital expenditures of existing restaurants as well as expenditures associated with new restaurant construction partially offset by proceeds from the sale or disposition of fixed assets.

Net cash used in financing activities was $10.8 in the twenty-six week period ended June 26, 2005, compared to $8.3 million in the twenty-six week period ended June 27, 2004. During the first quarter of fiscal 2005, the Company entered into a new senior credit facility that allowed us to redeem $30.0 million of Senior Preferred Stock, redeem the remaining senior subordinated notes and refinance existing debt.

Capital expenditures totaled $4.6 million in the twenty-six week period ended June 26, 2005, compared to $1.1 million in the twenty-six week period ended June 27, 2004. The increase was primarily due to expenditures to remodel and upgrade existing locations as well as expenditures associated with new restaurant construction.

The Company anticipates capital expenditures in the future will increase to the extent it opens additional company-owned restaurants and opportunistically acquires franchise-owned restaurants and related rights. The Company currently expects to open five to six company-owned restaurants per year in each of the next several years. The Company believes that its net investment in future openings will range between $1.5 million and $4.0 million depending upon underlying individual restaurant economics and its ability to use our resources to obtain its fully-capitalized return-on-investment targets. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of the Company’s revolving credit facility, depending upon timing of expenditures.

On March 11, 2005, the Company entered into a financing agreement with a syndicate of commercial banks and other institutional lenders. The financing consisted of a $105.0 million term loan facility and a $15.0 million revolving credit facility. At June 26, 2005, the interest rates on the term loan facility and revolving credit facility were 6.25%. The term loan interest and fees are payable monthly and the principal is payable in quarterly payments ranging from $829 to $2,579 commencing June 30, 2005, with the remaining unpaid balance due on March 11, 2011. The revolving credit facility interest and fees are payable monthly and all outstanding amounts are due upon maturity at March 11, 2010.

As of June 26, 2005, there were $101.0 million of borrowings outstanding under the Company’s term loan facility and no borrowings outstanding under its revolving credit facility. The Company had approximately $13.7 million of borrowings available under its revolving credit facility, net of outstanding letters of credit of approximately $1.3 million. Commitments under the Company’s revolving credit facility terminate on March 11, 2010.

The Company is required to maintain certain financial covenants and is also subject to restrictive covenants under its borrowings. The Company believes that cash flow from operating activities and borrowings under its Credit Agreement will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months.

Off-Balance Sheet Arrangements

The Company has guaranteed the operating lease for the franchisee-owned restaurant in Detroit, Michigan. The operating lease requires annual minimum lease payments of $0.1 million through August 2005, the expiration of the initial term and through renewal terms, which option may be exercised by the franchisee.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The Company’s registration statement on Form S-1 (File No. 333-124285) filed by the Company under the Securities Act of 1933, as such Registration Statement became effective on August 8, 2005, includes a summary of the critical accounting policies the Company believes are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the twenty-six week period ended June 26, 2005.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s new senior credit facilities, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At June 26, 2005, the Company had $101.0 million of variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal 2005 of approximately $1.0 million.

Foreign Currency Risk

In accordance with the Company’s franchise agreements relating to the Company’s international locations, it receives royalties from those franchisees in U.S. dollars, and therefore it believes that fluctuations in foreign exchange rates do not present a material risk to its operations.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food products. Given the historical volatility of beef and other food product prices, this exposure can impact its food and beverage costs. Because the Company’s restaurants typically set menu prices in advance of beef and other food product purchases, the Company cannot quickly take into account changing costs of beef and other food items. To the extent that it is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. The Company currently does not use financial instruments to hedge its risk to market price fluctuations in beef or other food products.

Effects of Inflation

Components of the Company’s operations subject to inflation include food, beverage, lease and labor costs. The Company’s leases require it to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. The Company believes inflation has not had a material impact on its results of operations in recent years.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), have concluded that, as of the end of the fiscal quarter covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal control over financial reporting.

There was no change in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. While litigation is subject to uncertainties and the outcome of litigated matters is not predictable with assurance, the Company is not aware of any legal proceedings pending or threatened against it that it expects to have a material adverse effect on its financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2005, the Company registered 14,950,000 shares of its common stock pursuant to its registration statement on Form S-1 (File No. 333-124285) in an initial public offering. The effective date of the registration statement was August 8, 2005. On that date, the Company sold 9,375,000 shares of its common stock at an offering price of $18.00 per share, for aggregate public offering proceeds to the Company of approximately $168.8 million. Certain selling stockholders also sold 3,625,000 shares of the Company’s common stock at an offering price of $18.00 per share, for aggregate proceeds of approximately $65.3 million. The initial public offering, which closed on August 12, 2005, was managed by Banc of America Securities LLC, Wachovia Capital Markets, LLC, Goldman, Sachs & Co., RBC Capital Markets Corporation, CIBC World Markets Corp., SG Cowen & Co., LLC and Piper Jaffray & Co. The remaining 1,950,000 million shares registered were sold by a selling stockholder to the underwriters pursuant to their overallotment option, which was exercised on August 10, 2005, for aggregate proceeds of $35.1 million. The Company did not receive any proceeds from the sale of its common stock by the selling stockholders.

The initial public offering resulted in net proceeds to the Company of approximately $154.3 million (net of underwriting discounts of approximately $11.8 million and related fees and expenses of approximately $2.6 million). No fees or expenses were paid, directly or indirectly, to any director, officer, ten-percent stockholder or affiliate of the Company. The Company used the net proceeds of this offering as follows: (1) approximately $11.7 million to redeem all of its outstanding Senior Preferred Stock, all of which was held by Wachovia Investors, Inc., an affiliate of Wachovia Capital Markets, LLC, (2) approximately $76.2 million to redeem or repurchase all of its outstanding Junior Preferred Stock, from which affiliates of Madison Dearborn Partners, LLC (who, through certain affiliates, holds more than 10% of our common stock) received approximately $67.3 million and (3) approximately $66.4 million to repay a portion of the outstanding indebtedness under its senior credit facilities. Except as set forth above with respect to the redemption of Junior Preferred Stock, none of the net proceeds from the initial public offering were used to pay, directly or indirectly, any director, officer, ten-percent stockholder or affiliate of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On May 13, 2005, the Company’s shareholders acted by written consent to approve the merger of the Company with and into a wholly owned Delaware subsidiary, RC Merger Sub, Inc., with the surviving corporation being named “Ruth’s Chris Steak House, Inc.” In connection therewith, the Company’s stockholders also approved an Agreement and Plan of Merger between the Company and RC Merger Sub, Inc. Approximately 85% of the issued and outstanding shares of stock of the Company entitled to vote thereon voted in favor of the foregoing.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Rule 13a - 14(a) Certifications of Ruth’s Chris Steak House, Inc.’s Chief Executive Officer

31.2	Rule 13a - 14(a) Certifications of Ruth’s Chris Steak House, Inc.’s Chief Financial Officer

32.1	Section 1350 Certifications of Ruth’s Chris Steak House, Inc.’s Chief Executive Officer

32.2	Section 1350 Certifications of Ruth’s Chris Steak House, Inc.’s Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUTH’S CHRIS STEAK HOUSE, INC.

By	/s/ Thomas J. Pennison, Jr.
Thomas J. Pennison, Jr.,
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer and Authorized Officer)

October 14, 2005