Form 10-Q
period 2005-09-25
Ruths Chris Steak House, Inc.
filed 2005-11-14
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51485

Ruth’s Chris Steak House, Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-1060618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

500 International Parkway, Heathrow, FL	32746
(Address of principal executive offices)	(Zip code)

(407) 333-7440

Registrants telephone number, including area code

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of November 14, 2005, was 23,015,788.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q and the materials incorporated by reference contain “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe our objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: the impact of adverse weather conditions, including the impact of Hurricane Katrina, on the Company’s operations; changes in economic conditions and trends generally; changes in consumer preferences or discretionary spending; the effect of competition in the restaurant industry; the Company’s ability to achieve market acceptance, particularly in new

ii

markets; the Company’s ability to achieve and manage its planned expansion; the Company’s ability to execute its business strategy effectively; health concerns about beef or other food products; reductions in the availability of, or increases in the cost of, USDA Prime grade beef and other food items; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; the Company’s ability to protect its name and logo and other proprietary information; the impact of litigation; and the loss of key management personnel. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s registration statement on Form S-1 (File No. 333-124285) filed by the Company under the Securities Act of 1933, as such Registration Statement became effective on August 8, 2005, as well as the Company’s other filings with the Securities and Exchange Commission (the “SEC”), all of which are available on the SECs website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s Chris,” “we,” “us” or “our” or similar words are to Ruth’s Chris Steak House, Inc., and its direct wholly owned subsidiaries. Ruth’s Chris Steak House, Inc. is a Delaware corporation, and was founded in 1965.

In August 2005, we completed a 20.75281-for-1 split of our common stock. All prior share and per share amounts included in this report give retroactive effect to the stock split.

Stockholders and other security holders or buyers of our securities or our other creditors should not assume that material events subsequent to the date of this report have not occurred.

iii

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share data)

	December 26, 2004	September 25, 2005
		(unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,906	12,616
Accounts receivable, less allowance for doubtful accounts 2004 - $275; 2005 - $328 (unaudited)	5,030	11,786
Inventory	3,665	3,400
Prepaid expenses and other	2,179	2,308
Deferred income taxes	771	817

Total current assets	15,551	30,927

Property and equipment, net	52,739	58,131
Goodwill	30,533	30,533
Deferred income taxes	9,278	8,563
Assets held for sale	2,100	—
Other assets	3,281	2,168

Total assets	$113,482	130,322

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Current maturities of long-term debt	$—	—
Accounts payable and accrued expenses	18,577	31,096
Deferred revenue	14,692	11,901
Other current liabilities	452	534

Total current liabilities	33,721	43,531

Long-term debt	80,931	38,500
Mandatorily redeemable senior preferred stock (liquidation preference of $39,986 at December 26, 2004 and $0 at September 25, 2005 (unaudited))	39,857	—
Deferred rent	9,767	11,490
Other liabilities	719	266

Total liabilities	164,995	93,787

Commitments and contingencies (Note 6)
Shareholders’ equity (deficit):
Junior preferred stock, par value $.01 per share; 92,000 shares authorized, 72,537 shares issued and outstanding at December 26, 2004 and no shares authorized, issued and outstanding at September 25, 2005 (unaudited)	72,537	—
Common stock, par value $.01 per share; 100,000,000 shares authorized, 11,543,889 shares issued and outstanding at December 26, 2004, 23,015,788 shares issued and outstanding at September 25, 2005 (unaudited)	115	230
Additional paid-in capital	5,548	163,169
Accumulated deficit	(129,713)	(126,864)

Total shareholders’ equity (deficit)	(51,513)	36,535

Total liabilities and shareholders’ equity (deficit)	$113,482	130,322

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements - Unaudited

(dollar amounts in thousands, except share and per share data)

	13 Weeks Ending		39 Weeks Ending
	September 26, 2004	September 25, 2005	September 26, 2004	September 25, 2005
Revenues:
Restaurant sales	$40,058	43,862	$132,449	147,639
Franchise income	2,080	2,509	6,851	7,790
Other operating income	76	104	293	366

Total revenues	42,214	46,475	139,593	155,795

Costs and expenses:
Food and beverage costs	13,313	13,678	45,682	45,838
Restaurant operating expenses	19,427	21,677	60,708	68,039
Marketing and advertising	1,607	586	5,153	5,254
General and administrative costs	2,813	3,726	7,945	10,448
Depreciation and amortization expenses	1,571	1,612	4,830	4,829
Hurricane and relocation costs	—	1,191	—	1,191
Pre-opening costs	192	665	223	905

Operating income	3,291	3,340	15,052	19,291

Other income (expense):
Interest expense, net	(2,168)	(1,437)	(7,978)	(7,205)
Accrued dividends and accretion on mandatorily redeemable senior preferred stock	(1,194)	(305)	(3,582)	(1,891)
Other	46	59	185	139

Income (loss) from continuing operations before income tax expense	(25)	1,657	3,677	10,334

Income tax expense (benefit)	(3)	741	381	3,307

Income (loss) from continuing operations	(22)	916	3,296	7,027

Discontinued operations, net of income tax benefit	3,282	(313)	3,685	426

Net income (loss)	$(3,304)	1,229	$(389)	6,601

Less dividends earned on junior preferred stock and warrant expense	1,317	861	3,951	3,706

Net income (loss) available to common shareholders	$(4,621)	368	$(4,340)	2,895

Basic earnings (loss) per share:
Continuing operations	$(0.11)	—	$(0.06)	0.20
Discontinued operations	(0.28)	0.02	(0.31)	(0.03)

Basic earnings (loss) per share	$(0.39)	0.02	$(0.37)	0.17

Diluted earnings (loss) per share:
Continuing operations	$(0.11)	—	$(0.06)	0.20
Discontinued operations	(0.28)	0.02	(0.31)	(0.03)

Diluted earnings (loss) per share	$(0.39)	0.02	$(0.37)	0.17

Shares used in computing net income (loss) per common share:
Basic	11,746,868	22,730,834	11,746,868	16,268,775

Diluted	11,746,868	23,338,454	11,746,868	16,876,395

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(dollar and share amounts in thousands)

	Junior Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Shareholders’ Equity (Deficit)
	Shares	Value	Shares	Value
Balance at December 28, 2003	67	$67,164	10,376	$104	$5,556	$(126,782)	$(53,958)

Net income	—	—	—	—	—	2,442	2,442
Dividends	—	—	—	—	—	(5,373)	(5,373)
Issuance of junior preferred shares	5	5,373	—	—	—	—	5,373
Issuance of restricted common stock	—	—	1,168	11	(8)	—	3

Balance at December 26, 2004	72	72,537	11,544	115	5,548	(129,713)	(51,513)

(unaudited)
Net income	—	—	—	—	—	6,601	6,601
Dividends	—	—	—	—	—	(3,706)	(3,706)
Issuance of junior preferred shares	4	3,706	—	—	—	—	3,706
Redemption of junior preferred shares	(76)	(76,243)	—	—	—	—	(76,243)
Warrant expense	—	—	—	—	46	(46)	—
Exercise of warrants	—	—	1,494	15	(6)	—	9
Exercise of stock options	—	—	603	6	285	—	291
Income tax benefits credited to equity	—	—	—	—	2,960	—	2,960
Issuance of common stock, net	—	—	9,375	94	154,243	—	154,337
Compensation expense	—	—	—	—	93	—	93

Balance at September 25, 2005	—	$—	23,016	$230	$163,169	$(126,864)	$36,535

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Unaudited

(dollar amounts in thousands)

	39 Weeks Ending
	September 26, 2004	September 25, 2005
Cash flows from operating activities:
Net income (loss)	$(389)	6,601
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,830	4,829
Deferred income taxes	(245)	675
Non-cash interest expense	1,318	2,138
Non-cash compensation expense	—	93
Loss on sale or disposition of assets	8	79
Loss on impairment	5,297	—
Accrued dividends and accretion on mandatorily redeemable senior preferred stock	3,582	1,891
Income tax benefits credited to equity	—	2,960
Changes in operating assets and liabilities:
Receivables	211	(5,424)
Inventory	59	265
Prepaid expenses and other	(180)	(131)
Other assets	(46)	(165)
Accounts payable and accrued expenses	246	12,850
Deferred revenue	(2,161)	(2,791)
Deferred rent	(216)	2,388
Other liabilities	(3,090)	(938)

Net cash provided by operating activities	9,224	25,320

Cash flows from investing activities:
Acquisition of property and equipment	(2,360)	(11,842)
Proceeds on sale or disposition of fixed assets	—	2,102
Increase in notes receivable	—	(226)

Net cash used in investing activities	(2,360)	(9,966)

Cash flows from financing activities:
Principal repayments on long-term debt	(74,683)	(159,500)
Proceeds from long-term financing	66,200	117,000
Redemption of senior preferred stock	—	(41,747)
Redemption of junior preferred stock	—	(76,243)
Proceeds from exercise of stock options and warrants	—	300
Net proceeds from issuance of common stock	—	154,337
Deferred financing costs	(2,041)	(791)

Net cash used in financing activities	(10,524)	(6,644)

Net increase (decrease) in cash and cash equivalents	(3,660)	8,710
Cash and cash equivalents at beginning of period	5,130	3,906

Cash and cash equivalents at end of period	$1,470	12,616

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6,512	5,698
Income taxes	$1,062	2,009

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Chris Steak House, Inc. and its subsidiaries (together, the “Company”) as of September 25, 2005 and December 26, 2004 and for the quarters and nine months ended September 25, 2005 and September 26, 2004 have been prepared by the Company, pursuant to the rules and regulations of the SEC. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the period to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, and obligations related to workers’ compensation, general liability and property insurance. Actual results could differ from those estimates.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the fiscal quarters ended September 25, 2005 and September 26, 2004, respectively, are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the registration statement on Form S-1 (File No. 333-124285) filed by the Company under the Securities Act of 1933, as such registration became effective on August 8, 2005, and all of the Company’s other filings with the SEC from August 8, 2005 through the current date pursuant to the Securities and Exchange Act of 1934.

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The fiscal quarters ended September 25, 2005 and September 26, 2004 each contained 13 weeks and are referred to herein as the third quarter of fiscal 2005 and the third quarter of fiscal 2004, respectively. When combined, the first, second and third quarters of each fiscal year are referred to as the first thirty-nine weeks of fiscal 2005 and the first thirty-nine weeks of fiscal 2004, respectively.

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

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(in thousands, except share and per share data)

	13 Weeks Ending		39 Weeks Ending
	September 26, 2004	September 25, 2005	September 26, 2004	September 25, 2005
	(unaudited)		(unaudited)
Net income (loss), as reported	$(3,304)	1,229	$(389)	6,601
Stock-based employee compensation expense	(3)	(19)	(9)	(20)

Pro-forma net income (loss)	$(3,307)	1,210	$(398)	6,581

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

(4) Notes Payable and Long-term Debt

Long-term debt consists of the following:

	December 26, 2004	September 25, 2005
		(unaudited)
New Senior Credit Facilities:
Term loan facility	$—	35,500
Revolving credit facility	—	3,000
2004 Senior Credit Facility:
Term loan facility	20,000	—
Revolving credit facility	41,000	—
Senior subordinated notes	19,931	—

	80,931	38,500
Less current maturities	—	—

Long-term debt	$80,931	38,500

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(in thousands, except share and per share data)

On March 11, 2005, the Company entered into a financing agreement with a syndicate of commercial banks and other institutional lenders. The financing consisted of a $105.0 million term loan facility and a $15.0 million revolving credit facility. At September 25, 2005, the interest rates on the term loan facility and revolving credit facility were 6.25%. The term loan interest and fees are payable monthly and the principal is payable in quarterly payments ranging from $829 to $2,579 commencing June 30, 2005, with the remaining unpaid balance due on March 11, 2011. The revolving credit facility interest and fees are payable monthly and all outstanding amounts are due upon maturity at March 11, 2010.

As of September 25, 2005, there were $35.5 million of borrowings outstanding under the term loan facility and $3.0 million of borrowings under the revolving credit facility. The Company had approximately $10.7 million of borrowings available under its revolving credit facility, net of outstanding letters of credit of approximately $1.3 million. The Company is required to maintain certain financial covenants and is also subject to restrictive covenants under its borrowings. The Company was in compliance with all such covenants at September 25, 2005. The Company’s obligations under these credit facilities are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and the capital stock of its subsidiaries.

(5) Earnings (Loss) Per Share

Basic earnings per common share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the applicable period. Basic and diluted earnings per common share were determined on the assumption that all outstanding warrants were exercised as of the beginning of each period. For the quarter and thirty-nine weeks ended September 26, 2004, options to purchase 1,133,925 shares of the Company’s common stock at a weighted average price of $0.48 per share were not included in the calculation of weighted average shares for diluted earnings per share because their effects were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	13 Weeks Ending		39 Weeks Ending
	September 26, 2004	September 25, 2005	September 26, 2004	September 25, 2005
	(unaudited)		(unaudited)
Income (loss) available to common stockholders	$(4,621)	368	$(4,340)	2,895

Shares:
Weighted average number of common shares outstanding	11,746,868	22,730,834	11,746,868	16,268,775
Dilutive stock options	—	607,620	—	607,620

Weighted average number of common shares outstanding	11,746,868	23,338,454	11,746,868	16,876,395

Basic earnings (loss) per share:
Continuing operations	$(0.11)	—	$(0.06)	0.20
Discontinued operations	(0.28)	0.02	(0.31)	(0.03)

Basic earnings (loss) per share	$(0.39)	0.02	$(0.37)	0.17

Diluted earnings (loss) per share:
Continuing operations	$(0.11)	—	$(0.06)	0.20
Discontinued operations	(0.28)	0.02	(0.31)	(0.03)

Diluted earnings (loss) per share	$(0.39)	0.02	$(0.37)	0.17

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(in thousands, except share and per share data)

On August 1, 2005, the Company completed a 20.75281-for-1 split of the Company’s common stock. Accordingly, basic and diluted shares for all periods have also been calculated based on the weighted average shares outstanding, as adjusted for the stock split.

(6) Commitments and Contingencies

The Company has guaranteed the operating lease for the franchisee-owned restaurant in Detroit, Michigan. The operating lease requires annual minimum lease payments of $0.2 million through August 2010, the expiration of the first renewal term, and through one subsequent renewal term, which option may be exercised by the franchisee.

The Company is subject to other various claims, possible legal actions, and other matters arising in the normal course of business. Management does not expect disposition of these other matters to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

(7) Discontinued Operations

On December 24, 2004, the Company closed its Manhattan-UN operation, one of its two Ruth’s Chris Steak House locations in Manhattan, New York. Prior to and including 2004, the Company experienced operating losses at its Manhattan-UN restaurant location, which leased the property on which it operated. During August 2005, the Company entered into an agreement with the landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorneys fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with the landlord for the remaining term. At September 25, 2005, the Company maintained a contingent lease liability of $0.2 million related to this property.

In October 2004, the Company announced its plan to close its Ruth’s Chris Steak House location in Sugar Land, Texas, where it owned the property on which it operated. The Company recorded a pre-tax charge of $80 as a result of loss due to impairment in order to reduce the assets related to this location to net realizable value. Subsequent to year-end, the Company sold this property for $2.1 million.

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

Discontinued operations consist of the following:

	13 Weeks Ending		39 Weeks Ending
	September 26, 2004	September 25, 2005	September 26, 2004	September 25, 2005
	(unaudited)		(unaudited)
Revenues	$1,513	—	$3,143	—
Income (loss) before income tax	(465)	(359)	(819)	626
Income (loss) from operations of discontinued restaurants, net of income tax expense	(3,282)	(313)	(3,685)	426

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(in thousands, except share and per share data)

(8) Subsequent Events

On September 27, 2005, the Company entered into a new credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as documentation agent, and JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association as co-lead arrangers and Wachovia Bank, N.A. The Company used the $38.5 million funded at closing under the Credit Agreement to prepay and retire borrowings under its previous credit facility and to pay related fees and expenses. In conjunction with the Credit Agreement, the Company will expense approximately $0.8 million in deferred issuance cost from the prior credit facilities.

At September 27, 2005, interest rates on the revolving credit facility, were 5.54%. The Credit Agreement requires the Company to maintain certain financial covenants and the Company is also subject to certain restrictive covenants. The Company was in compliance with all such covenants at September 27, 2005. The Company’s obligations under the Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and the capital stock of its subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is an owner, operator and franchisor of upscale steakhouses. As of September 25, 2005, there were 88 (excluding the two New Orleans, Louisiana area restaurants closed due to Hurricane Katrina) Ruth’s Chris Steak House restaurants, of which 39 are company-owned and 49 are franchisee-owned, including ten international franchisee-owned restaurants in Mexico, Hong Kong, Taiwan and Canada.

The Company’s registration statement on Form S-1 (File No. 333-124285), filed by the Company under the Securities Act of 1933, as such registration statement became effective on August 8, 2005, provides additional information about the Company’s business, operations and financial condition.

Initial Public Offering

In August 2005, the Company and selling shareholders completed an initial public offering of 9,375,000 and 5,575,000 shares of common stock, respectively, at $18.00 per share. The Company received net proceeds of approximately $154.3 million from the sale of shares of its common stock in the offering after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by it. The Company used the net proceeds of the offering as follows: (1) approximately $11.7 million was used to redeem all of its outstanding mandatorily redeemable Series A senior cumulative preferred stock (the “Senior Preferred Stock”), (2) approximately $76.2 million to redeem or repurchase all of its outstanding Series B junior cumulative preferred stock (the “Junior Preferred Stock”), (3) approximately $65.5 million was used to repay a portion of the outstanding indebtedness under its senior credit facilities and (4) $0.8 million was used for general working capital needs of the Company.

Hurricane and Relocation Costs.

During the third quarter of fiscal 2005, the Company’s corporate office building in Metairie, Louisiana was damaged by Hurricane Katrina and the Company subsequently relocated its corporate offices to Orlando, Florida. The Company’s restaurants in New Orleans and Metairie, Louisiana, also received damage from the hurricane and have not yet reopened. The Company completed the construction and preopening activities for a new restaurant in Biloxi, Mississippi, which was also lost due to Hurricane Katrina. Related to these events, the Company incurred expenses of $1.2 million in the third quarter of fiscal 2005. These expenses include severance and relocation payments to employees and insurance deductibles for the two New Orleans, Louisiana area restaurants; severance payments, insurance deductibles and preopening costs associated with the Biloxi, Mississippi location; and temporary living and relocation costs for the Company’s relocation from Metairie, Louisiana to Orlando, Florida. The Company expects the total costs of the hurricane and relocation to be approximately $2.2 million excluding proceeds from business interruption insurance.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of total revenues for the periods indicated. The Company’s historical results are not necessarily indicative of the operating results that may be expected in the future.

	13 Weeks Ending		39 Weeks Ending
	September 26, 2004	September 25, 2005	September 26, 2004	September 25, 2005
Revenues:
Restaurant sales	94.9%	94.4%	94.9%	94.8%
Franchise income	4.9%	5.4%	4.9%	5.0%
Other operating income	0.2%	0.2%	0.2%	0.2%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	33.2%	31.2%	34.5%	31.0%
Restaurant operating expenses (percentage of restaurant sales)	48.5%	49.4%	45.8%	46.1%
Marketing and advertising	3.8%	1.3%	3.7%	3.4%
General and administrative costs	6.7%	8.0%	5.7%	6.7%
Depreciation and amortization expenses	3.7%	3.5%	3.5%	3.1%
Hurricane and relocation costs	0.0%	2.6%	0.0%	0.8%
Pre-opening costs	0.5%	1.4%	0.2%	0.6%
Operating income	7.8%	7.2%	10.8%	12.4%

Other income (expense):
Interest expense, net	-5.1%	-3.1%	-5.7%	-4.6%
Accrued dividends and accretion on mandatorily redeemable senior preferred stock	-2.8%	-0.7%	-2.6%	-1.2%
Other	0.1%	0.1%	0.1%	0.1%

Income from continuing operations before income tax expense	-0.1%	3.6%	2.6%	6.6%

Income tax expense	0.0%	1.6%	0.3%	2.1%

Income from continuing operations	-0.1%	2.0%	2.4%	4.5%

Discontinued operations, net of income tax benefit	7.8%	-0.7%	2.6%	0.3%

Net income	-7.8%	2.6%	-0.3%	4.2%

Third Quarter of Fiscal 2005 (13 Weeks) Compared to Third Quarter of Fiscal 2004 (13 Weeks)

Restaurant Sales. Restaurant sales increased $3.8 million, or 9.5%, to $43.9 million in the third quarter of fiscal 2005 from $40.1 million in the third quarter of fiscal 2004. The increase in restaurant sales was due primarily to a $4.0 million increase in sales from restaurants open throughout both periods, representing comparable company-owned restaurant sales growth of 10.7%, together with $0.3 million from the opening of one company-owned restaurant, and partially offset by the closing of two restaurants in New Orleans, Louisiana, due to Hurricane Katrina. Approximately 40% of this increase in comparable company-owned restaurant sales was attributable to increased entrée volume, with the remainder caused by increased per entrée spending driven by a shift in meal period and mix as well as an approximate 3% pricing increase during August 2005.

Franchise Income. Franchise income increased $0.4 million, or 19.0%, to $2.5 million in the third quarter of fiscal 2005 from $2.1 million in the third quarter of fiscal 2004. The increase in franchise income was due to a $1.2 million increase in franchisee-owned restaurant sales from the franchisee-owned restaurants open throughout both periods, representing a comparable franchisee-owned restaurant sales growth of 3.0%, an $1.0 million sales increase from two relocated franchisee-owned restaurants, and an additional $2.5 million of sales from the opening of three new franchisee-owned restaurants.

Food and Beverage Costs. Food and beverage costs increased $0.4 million, or 2.8%, to $13.7 million in the third quarter of fiscal 2005 from $13.3 million in the third quarter of fiscal 2004. As a percentage of restaurant sales, food and beverage costs decreased to 31.2% in the third quarter of fiscal 2005 from 33.2% in the third quarter of fiscal 2004. This decrease in food and beverage costs as a percentage of restaurant sales was due to lower meat, dairy and produce costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $2.3 million, or 11.9%, to $21.7 million in the third quarter of fiscal 2005 from $19.4 million in the third quarter of fiscal 2004. The increase was due to higher restaurant sales in the third quarter of fiscal 2005, increased management staffing related to new restaurant openings, employee benefit costs, and utility costs. As a result, restaurant operating expenses as a percentage of restaurant sales increased to 49.4% in the third quarter of fiscal 2005 from 48.5% in the third quarter of fiscal 2004.

Marketing and Advertising. Marketing and advertising expenses decreased $1.0 million, or 63.5%, to $0.6 million in the third quarter of fiscal 2005 from $1.6 million in the third quarter of fiscal 2004. Marketing and advertising expenses as a percentage of total revenues decreased to 1.3% in the third quarter of fiscal 2005 from 3.8% in the third quarter of fiscal 2004. This decrease was due primarily to reduced national radio advertising during the third quarter of fiscal 2005.

General and Administrative. General and administrative costs increased $0.9 million, or 32.1%, to $3.7 million in the third quarter of fiscal 2005 from $2.8 million in the third quarter of fiscal 2004. General and administrative costs as a percentage of total revenues increased to 8.0% in the third quarter of fiscal 2005 from 6.7% in the third quarter of fiscal 2004. This increase was primarily due to the recruitment and hiring of several key management personnel in the areas of construction, franchise relations and marketing in the later part of fiscal 2004 as well as the addition of certain public-company expenses.

Depreciation and Amortization. Depreciation and amortization expense remained constant during the third quarter of fiscal 2005 from the third quarter of fiscal 2004 at $1.6 million. This stability was due primarily to the fact that levels of new investment in furniture and equipment were similar to levels of previously purchased furniture and equipment becoming fully depreciated, as well as the fact that the Company did not open any restaurants during fiscal 2004.

Interest Expense, net. Interest expense, net of interest income, decreased $0.8 million, or 33.7%, to $1.4 million in the third quarter of fiscal 2005 from $2.2 million in the third quarter of fiscal 2004. This decrease was primarily due to the refinancing of the Company’s credit facility in March 2005 that resulted in a lower weighted average interest rate and lower average borrowings outstanding during the third quarter of fiscal 2005 from the third quarter of fiscal 2004. Total debt decreased by $50.5 million from September 26, 2004 to September 25, 2005.

Accrued Dividends and Accretion on Mandatorily Redeemable Senior Preferred Stock. Accrued dividends and accretion on mandatorily redeemable senior preferred stock decreased $0.9 million, or 74.5%, to $0.3 million in the third quarter of fiscal 2005 from $1.2 million in the third quarter of fiscal 2004. This decrease was primarily due to the redemption of $30.0 million of Senior Preferred Stock in March 2005 and the redemption of the remaining $11.7 million in August 2005.

Income Tax Expense. Income tax expense increased to $0.7 million in the third quarter of fiscal 2005 from a $3 thousand income tax benefit in the third quarter of fiscal 2004 due to an increase in income before income tax and an increase in the estimated annual effective tax rate resulting from changes to certain state tax laws impacting deferred tax assets.

Income from Continuing Operations. Income from continuing operations increased $0.9 million to $0.9 million in the third quarter of fiscal 2005 from $21 thousand net loss in the third quarter of fiscal 2004.

Discontinued Operations, net of Income Tax Benefit. Discontinued operations provided a $0.3 million recovery in the third quarter of fiscal 2005 from a $3.3 million expense in the third quarter of fiscal 2004. During August 2005, the Company entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorneys fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with the landlord for the remaining term. This agreement resulted in a reduction of previously recorded rental liability providing a $0.3 million recovery. At September 25, 2005, the Company maintained a contingent lease liability of $0.2 million related to this property. The $3.3 million expense during the third quarter of fiscal 2004 related to impairments recognized related to Manhattan-UN, New York.

First Thirty-nine Weeks of Fiscal 2005 Compared to First Thirty-nine Weeks of Fiscal 2004

Restaurant Sales. Restaurant sales increased $15.2 million, or 11.5%, to $147.6 million in the first thirty-nine weeks of fiscal 2005 from $132.4 million in the first thirty-nine weeks of fiscal 2004. The increase in restaurant sales was due primarily to a $13.7 million increase in sales from restaurants open throughout both periods, representing comparable company-owned restaurant sales growth of 11.0%, together with $1.3 million attributable to one restaurant acquired in April 2004, $0.3 million from the opening of one company-owned restaurant in September 2005, and partially offset by the closing of two restaurants in New Orleans, Louisiana, due to Hurricane Katrina. Approximately 40% of this increase in comparable company-owned restaurant sales was attributable to increased entrée volume with the remainder caused by increased per entrée spending, particularly caused by increased wine and beverage spending.

Franchise Income. Franchise income increased $0.9 million, or 13.0%, to $7.8 million in the first thirty-nine weeks of fiscal 2005 from $6.9 million in the first thirty-nine weeks of fiscal 2004. The increase in franchise income was due to a $6.4 million increase in franchisee-owned restaurant sales from the franchisee-owned restaurants open throughout both periods, representing a comparable franchisee-owned restaurant sales growth of 4.8%, a $2.4 million increase from two relocated franchisee-owned restaurants, and an additional $3.6 million from the opening of three new franchisee-owned restaurants. This increase was partially offset by the Company’s acquisition of one franchisee-owned restaurant and the closing of another franchisee-owned restaurant in April 2004.

Food and Beverage Costs. Food and beverage costs increased $0.1 million, or 0.3%, to $45.8 million in the first thirty-nine weeks of fiscal 2005 from $45.7 million in the first thirty-nine weeks of fiscal 2004. As a percentage of restaurant sales, food and beverage costs decreased to 31.0% in the first thirty-nine weeks of fiscal 2005 from 34.5% in the first thirty-nine weeks of fiscal 2004. This decrease in food and beverage costs as a percentage of restaurant sales was primarily due to lower meat and dairy costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $7.3 million, or 12.0%, to $68.0 million in the first thirty-nine weeks of fiscal 2005 from $60.7 million in the first thirty-nine weeks of fiscal 2004. The increase was primarily due to higher restaurant sales in the first thirty-nine weeks of fiscal 2005, increased management costs, increased benefit costs due to higher participation rates and a non-recurring charge to enhance each restaurant’s small-wares inventory. Restaurant operating expenses as a percentage of restaurant sales increased to 46.1% in the first thirty-nine weeks of fiscal 2005 from 45.8% in the first thirty-nine weeks of fiscal 2004. Excluding the non-recurring charge to enhance the restaurant’s small-wares inventory, restaurant operating expenses as a percentage of restaurant sales remained constant at 45.8%.

Marketing and Advertising. Marketing and advertising expenses increased $0.1 million, or 2.0%, to $5.3 million in the first thirty-nine weeks of fiscal 2005 from $5.2 million in the first thirty-nine weeks of fiscal 2004. Marketing and advertising expenses as a percentage of total revenues decreased to 3.4% in the first thirty-nine weeks of fiscal 2005 from 3.5% in the first thirty-nine weeks of fiscal 2004.

General and Administrative. General and administrative costs increased $2.5 million, or 31.5%, to $10.4 million in the first thirty-nine weeks of fiscal 2005 from $7.9 million in the first thirty-nine weeks of fiscal 2004. General and administrative costs as a percentage of total revenues increased to 6.7% in the first thirty-nine weeks of fiscal 2005 from 5.7% in the first thirty-nine weeks of fiscal 2004. This increase was primarily due to the recruitment and hiring of a new President and Chief Executive Officer as well as several other key management personnel in the areas of human resources, construction, franchise relations and marketing in the latter part of fiscal 2004 as well as the addition of certain public-company expenses.

Depreciation and Amortization. Depreciation and amortization expense remained constant during the first thirty-nine weeks of fiscal 2005 from the first thirty-nine weeks of fiscal 2004 at $4.8 million. This stability was due primarily to the fact that levels of new investment in furniture and equipment were similar to levels of previously purchased furniture and equipment becoming fully depreciated, as well as the fact that the Company did not open any new restaurants during fiscal 2004.

Interest Expense, net. Interest expense, net of interest income, decreased $0.8 million, or 9.7%, to $7.2 million in the first thirty-nine weeks of fiscal 2005 from $8.0 million in the first thirty-nine weeks of fiscal 2004. This decrease was primarily due to the refinancing of the Company’s credit facility in March 2005, which resulted in a lower weighted average interest rate and lower average borrowings outstanding during the first thirty-nine weeks of fiscal 2005 from the first thirty-nine weeks of fiscal 2004. Total debt decreased by $50.5 million from September 26, 2004 to September 25, 2005. The decrease in interest expense was partially offset by a $1.7 million write-off of remaining debt issuance costs in the first quarter of fiscal 2005.

Accrued Dividends and Accretion on Mandatorily Redeemable Senior Preferred Stock. Accrued dividends and accretion on mandatorily redeemable senior preferred stock decreased $1.7 million, or 47.2%, to $1.9 million in the first thirty-nine weeks of fiscal 2005 from $3.6 million in the first thirty-nine weeks of fiscal 2004. This decrease was primarily due to the redemption of $30.0 million of Senior Preferred Stock in March 2005 and the redemption of the remaining $11.7 million in August 2005.

Income Tax Expense. Income tax expense increased by $2.9 million to $3.3 million in the first thirty-nine weeks of fiscal 2005 from $0.4 million in the first thirty-nine weeks of fiscal 2004 due to an increase in income before income tax and an increase in the estimated annual effective tax rate resulting from changes to certain state tax laws impacting deferred tax assets.

Income from Continuing Operations. Income from continuing operations increased $3.7 million to $7.0 million in the first thirty-nine weeks of fiscal 2005 from $3.3 million in the first thirty-nine weeks of fiscal 2004.

Discontinued Operations, net of Income Tax Benefit. Discontinued operations decreased $3.3 million to $0.4 million in the first thirty-nine weeks of fiscal 2005 from $3.7 million in the first thirty-nine weeks of fiscal 2004. This decrease was primarily due to impairment charges recognized during the third quarter of fiscal 2004 related to Manhattan-UN, New York that closed during the fourth quarter of fiscal 2004.

Liquidity and Capital Resources

The following table presents a summary of the Company’s net cash provided by (used in) operating, investing and financing activities:

	39 Weeks Ending
	September 26, 2004	September 25, 2005
	(unaudited)
Net cash provided by operating activities	$9,224	25,320
Net cash used in investing activities	(2,360)	(9,966)
Net cash used in financing activities	(10,524)	(6,644)

Net increase (decrease) in cash and cash equivalents	$(3,660)	8,710

The Company’s principal sources of cash during the thirty-nine week period ended September 25, 2005 was cash generated from operations, borrowings under its credit facilities and proceeds from its initial public offering. Principal uses of cash during the thirty-nine week period ended September 25, 2005 included capital expenditures, the redemption of preferred stock and debt service. The Company expects that its principal uses of cash in the future will be to finance capital expenditures and to service debt.

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

Net cash provided by operating activities was $25.3 million in the thirty-nine week period ended September 25, 2005, compared to $9.2 million in the thirty-nine week period ended September 26, 2004. The increase in net cash provided by operating activities was due to higher net income and an increase in current liabilities due to delayed processing time resulting from Hurricane Katrina and the Company’s relocation of its corporate office.

Net cash used in investing activities was $10.0 million in the thirty-nine week period ended September 25, 2005, compared to $2.4 million in the thirty-nine week period ended September 26, 2004. The increase was the result of increased capital expenditures related to major remodels, capital expenditures of existing restaurants and expenditures associated with new restaurant construction partially offset by proceeds from the sale or disposition of fixed assets.

Net cash used in financing activities was $6.6 million in the thirty-nine week period ended September 25, 2005, compared to $10.5 million in the thirty-nine week period ended September 26, 2004. During the first quarter of fiscal 2005, the Company entered into a new senior credit facility that allowed it to redeem $30.0 million of Senior Preferred Stock, redeem existing senior subordinated notes and refinance existing debt. During the third quarter of fiscal 2005, the Company and selling shareholders completed an initial public offering of 9,375,000 and 5,575,000 shares of common stock, respectively, at $18.00 per share. The Company received net proceeds of approximately $154.3 million from the sale of shares of its common stock in the offering after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by it. The Company used the net proceeds of the offering as follows: (1) approximately $11.7 million was used to redeem all of its outstanding Senior Preferred Stock, (2) approximately $76.2 million to redeem or repurchase all of its outstanding Junior Preferred Stock, (3) approximately $65.5 million was used to repay a portion of the outstanding indebtedness under its senior credit facilities and (4) $0.8 million was used for general working capital needs of the Company.

Capital expenditures totaled $11.8 million in the thirty-nine week period ended September 25, 2005, compared to $2.4 million in the thirty-nine week period ended September 26, 2004. The increase was primarily due to expenditures to remodel and upgrade existing locations as well as expenditures associated with new restaurant construction.

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

On March 11, 2005, the Company entered into a financing agreement with a syndicate of commercial banks and other institutional lenders. The financing consisted of a $105.0 million term loan facility and a $15.0 million revolving credit facility. At September 25, 2005, the interest rates on the term loan facility and revolving credit facility were 6.25%. The term loan interest and fees are payable monthly and the principal is payable in quarterly payments ranging from $0.8 to $2.6 million commencing June 30, 2005, with the remaining unpaid balance due on March 11, 2011. The revolving credit facility interest and fees are payable monthly and all outstanding amounts are due upon maturity at March 11, 2010.

As of September 25, 2005, there were $35.5 million of borrowings outstanding under the Company’s term loan facility and $3.0 million of borrowings outstanding under its revolving credit facility. The Company had approximately $10.7 million of borrowings available under its revolving credit facility, net of outstanding letters of credit of approximately $1.3 million. Commitments under the Company’s revolving credit facility terminate on March 11, 2010.

On September 27, 2005, the Company entered into a new credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as documentation agent, and JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association as co-lead arrangers and Wachovia Bank, N.A. The Company used the $38.5 million funded at closing under the Credit Agreement to prepay and retire borrowings under its previous credit facility and to pay related fees and expenses. In conjunction with the Credit Agreement, the Company will expense approximately $0.8 million in deferred issuance cost from the prior credit facilities.

The Company is required to maintain certain financial covenants and is also subject to restrictive covenants under its borrowings. The Company believes that cash flow from operating activities and borrowings under its Credit Agreement will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next twenty-four months.

Off-Balance Sheet Arrangements

The Company has guaranteed the operating lease for the franchisee-owned restaurant in Detroit, Michigan. The operating lease requires annual minimum lease payments of $0.2 million through August 2010, the expiration of the first renewal term, and through one subsequent renewal term, which option may be exercised by the franchisee.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The Company’s registration statement on Form S-1 (File No. 333-124285) filed by the Company under the Securities Act of 1933, as such Registration Statement became effective on August 8, 2005, includes a summary of the critical accounting policies the Company believes are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the thirty-nine week period ended September 25, 2005.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s new senior credit facilities, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At September 25, 2005, the Company had $38.5 million of variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal 2005 of approximately $0.4 million.

Foreign Currency Risk

In accordance with the Company’s franchise agreements relating to the Company’s international locations, it receives royalties from those franchisees in U.S. dollars, and therefore it believes that fluctuations in foreign exchange rates do not present a material risk to its operations.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact its food and beverage costs. Because the Company’s restaurants typically set menu prices in advance of beef and other food product purchases, the Company cannot quickly take into account changing costs of beef and other food items. To the extent that it is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. The Company currently does not use financial instruments to hedge its risk to market price fluctuations in beef or other food product prices.

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

There was no change in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the fiscal quarter covered by this report on Form 10-Q that in our judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. While litigation is subject to uncertainties and the outcome of litigated matters is not predictable with assurance, the Company is not aware of any legal proceedings pending or threatened against it that it expects to have a material adverse effect on its financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On August 1, 2005, the Company’s shareholders acted by written consent to approve an amendment to the Company’s certificate of incorporation providing for a 20.75281-for-1 split of the Company’s common stock and to approve the Company’s 2005 Long-Term Equity Incentive Plan. Fully 100% of the issued and outstanding shares of stock of the Company entitled to vote thereon voted in favor of the foregoing.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Rule 13a - 14(a) Certifications of Ruth’s Chris Steak House, Inc.’s Chief Executive Officer

31.2	Rule 13a - 14(a) Certifications of Ruth’s Chris Steak House, Inc.’s Chief Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUTH’S CHRIS STEAK HOUSE, INC.

By	/s/ Craig S. Miller
Craig S. Miller,
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Thomas J. Pennison, Jr.
Thomas J. Pennison, Jr.,
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

November 14, 2005