Form 10-K
period 2005-12-25
Ruths Chris Steak House, Inc.
filed 2006-03-27
CIK 1324272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 25, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 000-51485

RUTH’S CHRIS STEAK HOUSE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	72-1060618
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 International Parkway, Suite 100 Heathrow, Florida	32746
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (407) 333-7440

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant consummated its initial public offering on August 9, 2005. Accordingly, as of June 26, 2005, the last day of the registrant’s most recently completed second fiscal quarter, the registrant’s common equity was not publicly traded. The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant based on the Nasdaq National Market closing price on March 20, 2006 was approximately $355,931,231. For this purpose, all shares held by directors, executive officers and shareholders beneficially owning five percent or more of the registrant’s common stock have been treated as held by affiliates.

The number of shares outstanding of the registrant’s common stock as of March 20, 2006, was 23,125,246.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on April 27, 2006, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the materials incorporated by reference herein contain “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: the impact of adverse weather conditions, including the impact of Hurricane Katrina, on the Company’s operations; changes in economic conditions and trends generally; changes in consumer preferences or discretionary spending; the effect of competition in the restaurant industry; the Company’s ability to achieve market acceptance, particularly in new markets; the Company’s ability to achieve and manage its planned expansion; the Company’s ability to execute its business strategy effectively; health concerns about beef or other food products; reductions in the availability of, or increases in the cost of, USDA Prime grade beef and other food items; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; the Company’s ability to protect its name and logo and other proprietary information; the impact of litigation; and the loss of key management personnel. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, please see Item 1A. “Risk Factors” in this Annual Report on Form 10-K as well as those set forth in the Company’s other filings with the Securities and Exchange Commission (the “SEC”), all of which are available on the SECs website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Annual Report on Form 10-K to reflect events or circumstances after the date hereof. Stockholders and other security holders or buyers of the Company’s securities or its other creditors should not assume that material events subsequent to the date of this report have not occurred.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s Chris,” “we,” “us” or “our” or similar words are to Ruth’s Chris Steak House, Inc., and its direct wholly owned subsidiaries. Ruth’s Chris Steak House, Inc. is a Delaware corporation, and was founded in 1965.

In August 2005, the Company completed a 20.75281-for-1 split of its common stock. All prior share and per share amounts included in this Annual Report on Form 10-K give retroactive effect to the stock split.

PART I

Item 1.	BUSINESS

Our Company

The Company believes that it is the largest upscale steakhouse company in the United States, based on total company- and franchisee-owned restaurants as published in the Technomic, Inc. 2005 Top 500 Restaurant Report. The Company’s menu features a broad selection of high-quality USDA Prime grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—”sizzling” and topped with seasoned butter—complemented by other traditional menu items inspired by its New Orleans heritage. The Company’s restaurants reflect its 40-year commitment to the core values instilled by its founder, Ruth Fertel, of caring for guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere. The Company believes that Ruth’s Chris is currently one of the strongest brands in fine dining.

The Company caters to families and special occasion diners, in addition to the business clientele traditionally served by upscale steakhouses, by providing a dining experience designed to appeal to a wide range of guests. The Company believes its focus on creating this broad appeal provides us with opportunities to expand into a wide range of markets, including many markets not traditionally served by upscale steakhouses.

The Company offers USDA Prime grade steaks that are aged and prepared to exacting company standards and cooked in 1800-degree broilers. The Company also offers veal, lamb, poultry and seafood dishes, and a broad selection of appetizers, including New Orleans-style barbequed shrimp, mushrooms stuffed with crabmeat, shrimp remoulade, Louisiana seafood gumbo, onion soup au gratin and six to eight salad variations. The Company complements its distinctive food offerings with an award-winning wine list, typically featuring bottles priced at between $28 and $700 and many selections offered by the glass.

As of December 25, 2005 there were 92 Ruth’s Chris restaurants (excluding the New Orleans, Louisiana, restaurant closed due to Hurricane Katrina), of which 41 are company-owned and 51 are franchisee-owned, including ten international franchisee-owned restaurants in Mexico, Hong Kong, Taiwan and Canada.

Our History

The Company was founded in 1965 when Ruth Fertel mortgaged her home for $22,000 to purchase the “Chris Steak House,” a 60-seat restaurant located near the New Orleans Fair Grounds racetrack. After a fire destroyed the original restaurant, Ruth relocated her restaurant to a new 160-seat facility nearby. As the terms of the original purchase prevented the use of the “Chris Steak House” name at a new location, Ruth added her name to that of the original restaurant—thus creating the “Ruth’s Chris Steak House” brand. The Company’s expansion began in 1972, when Ruth opened a second restaurant in Metairie, a suburb of New Orleans. In 1976, the first franchisee-owned Ruth’s Chris Steak House opened in Baton Rouge, Louisiana. In July 1999, affiliates of Madison Dearborn Capital Partners LLC (“Madison Dearborn”) and certain unaffiliated investors acquired all of the Company’s outstanding capital stock. On May 19, 2005, the Company reincorporated in Delaware by merging Ruth’s Chris Steak House, Inc., a Louisiana corporation, into a newly formed Delaware subsidiary. In August 2005, the Company and certain selling shareholders completed an initial public offering of 9,375,000 and 5,575,000 shares of the Company’s common stock, respectively, at $18.00 per share. In connection therewith, the Company completed a 20.75281-for-1 stock split, increased the number of authorized shares of its common stock and authorized 10,000,000 shares of a new class of preferred stock, with a par value of $0.01 per share.

Restaurant Industry Overview

According to the National Restaurant Association (the “NRA”), restaurant industry sales in 2005 were approximately $486 billion, which represented approximately 4% of the U.S. gross domestic product. The NRA projects that 2006 restaurant industry sales will be $511 billion, which would mark the fifteenth consecutive year of real sales growth for the industry and a 5.1% increase over 2005. Since 1970, the industry has grown at a compound annual growth rate of 7.2%. The NRA projects that 47.5% of total U.S. food expenditures will be spent at restaurants in 2006, up from 25.0% in 1955. By 2010, restaurants are projected to account for 53.0% of total food expenditures.

Technomic, Inc., a national consulting and research firm, projects that full-service restaurants will grow at a higher rate than the total industry, with the high-end steakhouse segment expected to grow at a 6.0% annual rate from 2004 to 2009. The Economist Intelligence Unit estimates that real disposable personal income will increase 3.9% in 2005, following an increase of 3.4% in 2004. Increases in household income historically have led to growth in both total expenditures for food-away-from-home and the proportion of food expenditures allocated to food-away-from-home. In addition, according to Fitch Ratings, the decrease in the size of U.S. households and the aging of the U.S. population have contributed to an increase in food-away-from-home expenditures. Fitch Ratings believes that these trends will continue to increase demand in the restaurant industry over the next 10 to 20 years.

Our Strengths

The Company believes that the key strengths of its business model are the following:

Premier Upscale Steakhouse Brand

The Company believes that Ruth’s Chris is currently one of the strongest brands in the fine dining segment of the restaurant industry. The Company’s restaurants have received numerous awards, including being rated America’s top steakhouse in September 2004 by Restaurants & Institutions magazine’s annual “Choice in Chains” consumer survey. The Company also continues to be ranked best steakhouse by local publications in many of the areas in which it operates. In addition, the Company has been recognized for its award-winning core wine list, for which the majority of its restaurants received “Awards of Excellence” from Wine Spectator magazine in 2005.

Appealing Dining Experience

The Company seeks to exceed guests’ expectations by offering high-quality food with courteous, friendly service in the finest tradition of Southern hospitality. The Company’s entire restaurant staff is dedicated to ensuring that guests enjoy a superior dining experience. The Company’s team-based approach to table service is designed to enhance the frequency of guest contact and speed of service without intruding on the guest experience.

Broad Appeal

The Company believes that the combination of its high quality food offerings, friendly and attentive service and warm and inviting atmosphere creates a dining experience that appeals to a wide range of guests, including families, special occasion diners and business clientele. The Company believes its focus on creating this broad appeal gives it the opportunity to enter into many new markets, including markets not traditionally served by upscale steakhouses. In addition, the Company believes that the diversity of its customer base may reduce its exposure to fluctuations in the spending habits of any particular group of guests.

Attractive Unit Economics

The Company believes that it has successfully operated restaurants in a wide range of markets and achieved attractive rates of return on invested capital. The Company believes that this historical success provides us with negotiating leverage during the initial phase of new restaurant construction, and has permitted it to open new restaurants at what it believes to be favorable levels of investment. The strength of the Ruth’s Chris brand has allowed the Company to generate high unit volumes within one to two years of opening in new markets. The Company’s three newest company-owned restaurants generated average unit volumes in excess of $7.4 million

(on an annualized basis) in fiscal 2005, compared to average unit volumes of approximately $5.2 million in fiscal 2005 for those restaurants in its existing company-owned restaurant base which have been open for at least twelve months. In addition, each of its existing company-owned restaurants (excluding its restaurant in New Orleans, Louisiana that closed due to the effects of Hurricane Katrina) generated positive cash flow in each of fiscal 2004 and fiscal 2005.

Experienced, Committed Management Team

The members of the Company’s senior management team average nearly 20 years of restaurant industry experience. Craig Miller, its President and Chief Executive Officer, has over 40 years of industry experience, including periods as the head of publicly traded restaurant corporations, most notably as President and Chief Executive Officer of Uno Restaurant Corporation. Mr. Miller was elected Chairman of the National Restaurant Association, the leading business association for the restaurant industry, and began his one-year term in this office in May 2005. The Company’s management team has a meaningful equity ownership stake in the Company and is committed to growing its business by building on the core strengths of its business model. As of December 25, 2005, the Company’s management team collectively owned, through restricted stock and options subject to vesting, approximately 8.5% of the Company’s common stock on a fully diluted basis.

Our Strategy

The Company believes there are significant opportunities to grow its business, strengthen its competitive position and enhance its brand through the continued implementation of the following strategies:

Improve Profitability

The Company intends to improve profitability by continuing to implement key operating initiatives. These initiatives have helped the Company to increase its comparable restaurant sales in each of the last ten quarters, including increases of between 8% and 13% in each fiscal quarter since the beginning of fiscal 2004, and to expand its operating margins from 12.1% in fiscal 2004 to 13.3% (excluding hurricane related closing, repair and relocation costs and loss on impairment) in fiscal 2005. These operating initiatives include:

•	ensuring consistency of food quality through more streamlined preparation and presentation;

•	increasing emphasis on wine sales by providing wine education for employees;

•	enhancing brand awareness through increased marketing at the national, regional and local levels;

•	enhancing and/or developing innovative marketing programs, such as its website, www.ruthschris.com, Ruth’s Chris gift cards and a recognition program for frequent guests; and

•	improving guest traffic through increased focus on table utilization and efficiency, including its adoption of an online reservation and table management system.

Expand Restaurant Base

The Company believes that the 50 most populous markets in the United States could support an additional 75 to 100 company-owned and franchisee-owned Ruth’s Chris restaurants, based on its analysis of current demand and its competitors’ penetration of those markets. Further, the Company believes there is potential for an additional 25 to 50 Ruth’s Chris restaurants in smaller markets in the United States. Therefore, the Company continues to evaluate opportunities to open new Ruth’s Chris restaurants in both new and existing markets.

Company-owned restaurants: The Company currently expects to open five to eight company-owned restaurants per year in each of the next several years. The Company opened three new restaurants during fiscal 2005 and has entered into lease commitments for six new restaurant locations and is currently negotiating with potential lessors in several other locations in which the Company plans to open new restaurants.

Franchisee-owned restaurants: Four new Ruth’s Chris franchisee-owned restaurants opened during fiscal 2005, and the Company expects four to six new franchisee-owned Ruth’s Chris restaurants to open in each of the next several years. The Company’s franchise income, which consists of a 5% royalty fee on all sales from franchisee-owned restaurants and franchise fees, totaled $11.4 million, comprising approximately 5.3% of its total revenues, in fiscal 2005.

Expand Relationships with New and Existing Franchisees

The Company intends to grow its franchising business by developing relationships with a limited number of new franchisees and by expanding the rights of existing franchisees to open new restaurants. The Company believes that building relationships with quality franchisees is a cost-effective way to strengthen the Ruth’s Chris brand and generate additional revenues. While franchisees opened ten Ruth’s Chris restaurants from 1999 to the end of 2004, the Company only granted one new franchisee right during that period, despite significant demand. In fiscal 2005 existing and new franchisees opened three and one restaurants, respectively. During fiscal 2005, the Company also entered into nine development agreements with new franchisees which provide for the future development of up to seventeen new restaurants. The Company intends to continue to focus on providing operational guidance to its franchisees, including the sharing of “best practices” from company-owned Ruth’s Chris restaurants.

Site Selection, Development and Design

The Company’s evaluation of prospective restaurant sites includes analysis of population density, potential population growth and demographic characteristics of the surrounding area, as well as research concerning accessibility, visibility, surrounding traffic patterns, the number and proximity of competitive restaurants and the potential return on invested capital.

The costs of opening a new Ruth’s Chris Steak House depend upon, among other things, the location and size of the site and the extent of any renovation required. While the Company generally leases its company-owned restaurant sites, the Company owns the land and building for eight company-owned restaurants. The Company’s future plans include both leasing and owning restaurant locations, depending upon which alternative provides the highest return on capital. For leased restaurants, the Company currently targets an average cash investment of approximately $2.5 to $3.0 million per restaurant, net of tenant allowances but including pre-opening expenses.

The Company’s designers use standard styles in its restaurant interiors, although each location is tailored to reflect local tastes and preferences. The Company’s restaurants typically consist primarily of public seating, but dining rooms are also available in most of the Company’s restaurants that are available for private dining functions.

Menu

The Company’s menu features a broad selection of high-quality USDA Prime grade steaks and other premium offerings served in Ruth’s Chris signature fashion—“sizzling” and topped with seasoned butter—complemented by other traditional menu items inspired by its New Orleans heritage. USDA Prime is a meat grade label, which refers to the evenly distributed marbling that enhances the flavor of the steak. The Company’s menu also includes premium quality lamb chops, veal chops, fish, chicken and lobster. Steak and seafood combinations and a vegetable platter are also available at selected restaurants. Dinner entrees are generally priced from $18.00 to $38.00. Three company-owned restaurants are open for lunch and offer entrees generally ranging in price from $11.00 to $24.00. The Company’s core menu is similar at all of its restaurants. The Company occasionally introduces new items such as specials that allow it to give its guests additional choices while taking advantage of fresh sourcing and advantageous cost opportunities.

The Company offers six to ten standard appetizer items, including New Orleans-style barbequed shrimp, mushrooms stuffed with crabmeat, shrimp remoulade, Louisiana seafood gumbo, onion soup au gratin, as well as six to eight different salads. The Company also offers eight to ten types of potatoes and eight types of vegetables as side dishes ranging in price from $6.95 to $9.50. For dessert, creme brulee, bread pudding with whiskey sauce, chocolate sin cake, fresh seasonal berries with sweet cream sauce and other selections are available for $6.95 to $9.95 each.

The Company’s wine lists features bottles typically ranging in price from $28 to $700. Individual restaurants supplement its 150-bottle core wine list with a minimum of 50 additional selections that reflect local market tastes. Most of the Company’s restaurants also offer approximately 30 to 40 wines-by-the-glass and numerous beers, liquors and alcoholic dessert drinks. Bottled wines account for approximately 70% of total wine sales.

Purchasing

The Company’s ability to maintain consistent quality throughout its restaurants depends in part upon its ability to acquire food and other supplies from reliable sources in accordance with its specifications. Purchasing at the restaurant level is directed primarily by the chef, who is trained in its purchasing philosophy and specifications, and who works with its regional and corporate managers to ensure consistent sourcing of meat, fish, produce and other supplies. Each of the Company’s restaurants also has an in-store beverage manager who is responsible for purchasing wines based on guest preferences, market availability and menu content.

During fiscal 2005 the Company purchased more than 98% of the beef it used in its company-owned restaurants from one vendor, New City Packing Company, Inc., with which it has no long-term contractual arrangement. In addition, the Company has entered into a long-term distribution arrangement with a national food and restaurant supply distributor, Commissary Operations, Inc., which purchases products for the Company from various suppliers and through which 30 of its company-owned restaurants receive a significant portion of their food supplies.

Restaurant Operations and Management

The Company’s Chief Operating Officer has primary responsibility for managing its company-owned restaurants and participates in analyzing restaurant-level performance and strategic planning. Each of the Company’s six regional vice presidents supervises restaurant operations at six to eight company-owned restaurants and has oversight responsibility for franchise-owned restaurants in his or her region.

The Company’s typical company-owned restaurant employs five managers, including a general manager, two front-of-house managers, a chef and an assistant chef. The Company’s company-owned restaurants also typically have approximately 60 hourly employees. The general manager of each restaurant has primary accountability for ensuring compliance with the Company’s operating standards. The front-of-the-house managers assist the general manager in the day-to-day operations of the restaurant and are directly responsible for the supervision of the bar, host, server, runner and busser personnel. The chef supervises and coordinates all back-of-the-house operations, including ensuring that its quality standards are being met and maintaining a safe, efficient and productive work environment.

The Company believes that the compensation it pays its managers and employees is comparable to that provided by other fine dining steakhouses, and because many of its restaurants are open during dinner hours only, it pays many of its employees hourly wages that exceed those of many of its competitors. The Company believes that its compensation policies allow it to attract quality personnel and retain them at turnover rates considerably lower than those generally experienced by fine dining restaurants.

Quality Control

The Company strives to maintain quality and consistency in its company-owned restaurants through careful training and supervision of personnel and standards established for food and beverage preparation, maintenance of facilities and conduct of personnel. The primary goal of the Company’s training and supervision programs is to encourage its employees to display the characteristics of its brand and values that distinguish us from its competitors. Restaurant managers in its company-owned restaurants must complete a training program that is typically seven weeks long, during which they are instructed in multiple areas of restaurant management, including food quality and preparation, customer service, alcoholic beverage service, liquor regulation compliance and employee relations. Restaurant managers also receive operations manuals relating to food and beverage preparation and restaurant operations. The Company instructs chefs and assistants on safety, sanitation, housekeeping, repair and maintenance, product and service specifications, ordering and receiving food products and quality assurance. General managers provide all other employee training at the restaurants. The Company requires that all restaurant-level employees be certified by the Company as able to demonstrate knowledge of its standards and operating philosophy.

On a daily basis, the chef, together with the restaurant managers, oversees a line check system of quality control and must complete a quality assurance checklist verifying the flavor, presentation and proper temperature of the food. The Company retains outside consultants to perform quality assessments not less than four times per year of the front-of-the-house operations of company-owned and franchisee-owned restaurants. During these assessments, unidentified two person teams dine in its restaurants and evaluate food quality, customer service and general restaurant operations through alternating weekday and weekend visits. The consultants complete a standard checklist and provide us with a written critique. In addition, the Company’s regional vice presidents perform system-wide quality assessments of all aspects of restaurant operations, with a focus on back-of-the-house functions.

Marketing and Promotions

The goals of the Company’s marketing efforts are to increase comparable restaurant sales by attracting new guests, increase the frequency of visits by current guests, improve brand recognition in new markets or markets where it intends to open a restaurant and to communicate the overall uniqueness, value and quality exemplified by the Ruth’s Chris brand. The Company uses multiple media channels to accomplish these goals, and has recently increased national advertising through increased television, radio and online marketing in fiscal 2005. The Company complements its national advertising with targeted local media such as outdoor and airport directional posters and tourist publications. The primary focus of the Company’s advertising is to increase awareness of its brand and its overall reputation for quality and service.

Advertising

In fiscal 2005, the Company spent $6.8 million, or 3.2% of its revenues, in total advertising expenditures. Of its total advertising expenditures, $4.2 million, or 62%, was spent on local media and local events. This local media spending was split between local tourist, entertainment and business magazines, outdoor billboards and airport dioramas, local radio and television, internet media and local community events such as golf tournaments, arts gatherings and charitable organizations. In fiscal 2005, the Company spent approximately $2.6 million, or 38% of total advertising expenditures, on national media. The Company advertises nationally on television programming consistent with the demographics of its clientele (e.g., Hannity & Colmes, Hardball with Chris Matthews, Lou Dobbs Tonight, The O’Reilly Factor and other programs, on stations such as CNN, Fox News Channel and MSNBC).

The Company’s current “Just Follow the Sizzle” advertising campaign is integrated into all marketing communications including television, radio, print and outdoor advertisement. In addition, the Company uses its website, www.ruthschris.com to help increase brand identity and facilitate online reservations and gift card sales. The Company also uses marketing cooperatives that provide it and many of its franchisees with better marketing leverage. Many of the Company’s locations also schedule events to strengthen community ties and increase local market presence. The Company’s franchisees also conduct their own local advertising campaigns.

Gift Cards

The Company sells Ruth’s Chris gift cards at its restaurants, through its toll-free reservation system and on its website. Ruth’s Chris patrons frequently purchase gift cards for holidays, including Christmas, Hanukkah, Valentine’s Day, Mothers’ Day and Fathers’ Day, and other special occasions such as birthdays, graduations and anniversaries. These gift cards have become popular as holiday gifts and among business professionals celebrating promotions. In fiscal 2005, system-wide gift card sales were approximately $30.9 million, representing a 19.2% increase over fiscal 2004. Ruth’s Chris gift cards are redeemable at both company- and franchisee-owned restaurants.

Franchisee Program and Relationship

The Company’s 51 franchisee-owned restaurants are owned by 17 franchisees, with 5 new franchisees having the rights to develop a new restaurant, and with the three largest franchisees owning eight, six and five restaurants, respectively. Prior to 2004, each franchisee entered into a ten-year franchise agreement with three ten-year renewal options for each restaurant. Each agreement grants the franchisee territorial protection, with the option to develop a certain number of restaurants in their territory. The Company’s franchise agreements generally include termination clauses in the event of nonperformance by the franchisee and non-compete clauses if the agreement is terminated. To date, only one franchisee has had the Company’s franchise agreement terminated as a result of nonperformance of the franchisee.

Under the Company’s franchise program, the Company offers certain services and licensing rights to the franchisee to help maintain consistency in system-wide operations. The Company’s services include training of personnel, site selection and construction assistance, providing the new franchisee with standardized operating procedures and manuals, business and financial forms, consulting with the new franchisee on purchasing and supplies and performing supervisory quality control services. The Company conducts reviews of its franchisee-owned restaurants on an ongoing basis, in order to ensure compliance with its standards.

Under the Company’s new franchise program, each franchise arrangement consists of an area development agreement and a separate franchise agreement for each restaurant. The Company’s new form of area development agreement grants exclusive rights to a franchisee to develop a minimum number of restaurants in a defined area, typically during a five-year period. Individual franchise agreements govern the operation of each restaurant opened and have a 20-year term with two renewal options each for additional 10-year terms if certain conditions are met. The Company’s new form of franchise agreement will require franchisees to pay a 5% royalty on gross revenues plus a 1% advertising fee applied to national advertising expenditures. Under the Company’s prior form of franchise agreement, franchisees pay a 5% royalty on gross revenues, of which it has applied 1% to national advertising.

Under the Company’s new form of development agreement, and unless agreed otherwise, the Company collects a $50,000 development fee for each restaurant the franchisee has rights to develop. Under the Company’s new form of the franchise agreement, it collects an additional $50,000 franchise fee at the time of executing the franchise agreement for each restaurant. To date, the Company has used its new form of agreement with eight new franchisees (two of whom are located outside of the United States) and three existing franchisees.

The Company’s existing domestic franchisees have options to develop an aggregate of three additional restaurants, if at the time of development they are in operational and financial compliance with its requirements. The Company’s existing franchise agreements signed before 2004 generally limit the number of restaurants each franchisee can develop to two. The Company expanded its domestic franchise base in 2004 by first offering existing franchisees the opportunity to open additional restaurants in its existing territories. In order to obtain these new rights, existing franchisees were provided a new Uniform Franchise Offering Circular (“UFOC”) and were required to sign the Company’s new form of area development and franchise agreement which commits the franchisee to a store development schedule. The Company also approved the expansion of its existing franchise base by offering additional area development and franchise rights to existing franchisees, two of which were signed in fiscal 2005. New franchise rights will be sold pursuant to the new UFOC and franchise agreement described above, which enables the Company to better manage the growth of its franchise system. These new franchises will be sold for domestic and international locations that are not efficient for the Company to manage, and it anticipates opening four to six franchise restaurants per year over the next several years.

Information Systems and Restaurant Reporting

All of the Company’s restaurants use computerized point-of-sale systems, which are designed to improve operating efficiency, provide corporate management timely access to financial and marketing data and reduce restaurant and corporate administrative time and expense. These systems record each order and print the food requests in the kitchen for the cooks to prepare. The data captured for use by operations and corporate management includes gross sales amounts, cash and credit card receipts and quantities of each menu item sold. Sales and receipts information is generally transmitted to the corporate office daily, where it is reviewed and reconciled by the accounting department before being recorded in the accounting system. All restaurants have personal computers and use programs to calculate ideal food cost and compare those costs to actual food costs.

The Company’s corporate systems provide management with operating reports that show company-owned restaurant performance comparisons with budget and prior year results. These systems allow the Company to monitor company-owned restaurant sales, food and beverage costs, labor expense and other restaurant trends on a regular basis.

Service Marks and Trademarks

The Company has registered the marks “Ruth’s Chris,” “U.S. Prime,” “Home of Serious Steaks” and its “Ruth’s Chris Steak House, U.S. Prime” logo and other trademarks and service marks used by its restaurants with the United States Patent and Trademark Office and in the four foreign countries in which its restaurants operate. The Company is not aware of any infringing uses that could materially affect its business. The Company believes that its trademarks and service marks are valuable to the operation of its restaurants and are important to its marketing strategy.

Seasonality

The Company’s business is subject to seasonal fluctuations. Historically, the percentage of its annual revenues earned during the first and fourth fiscal quarters have been higher due, in part, to increased restaurant sales during the year-end holiday season.

Employees

As of December 25, 2005 the Company employed 3,289 persons, of whom 312 were salaried and 2,977 were hourly personnel, who were employed in the positions set forth in the table below. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes that it has good relations with its employees.

Functional Area	Number of Employees
VPs/Regional Managers/Regional Chefs	21
General Managers	40
Assistant Managers	111
Executive Chefs	40
Sous Chefs	30
Non-salaried restaurant staff	2,964
Corporate salaried	70
Corporate non-salaried	13

Total number of employees	3,289

Executive Officers and Other Key Employees

Certain information regarding our executive officers and key employees is provided below:

Name	Age	Position
Craig S. Miller	55	President, Chief Executive Officer and Director
Geoffrey D. K. Stiles	52	Executive Vice President, Operations and Chief Operating Officer
David L. Cattell	55	Senior Vice President, Development and Construction and Chief Development Officer
Anthony M. Lavely	63	Senior Vice President, Marketing and Business Development
Thomas E. O’Keefe	45	Senior Vice President, General Counsel and Assistant Secretary
Thomas J. Pennison, Jr.	38	Senior Vice President, Chief Financial Officer and Secretary
James G. Cannon	43	Vice President, Culinary Operations
Daniel H. Hannah	57	Vice President, New Business Development
Dione M. Heusel	43	Vice President, Human Resources
Craig C. Rawls	37	Vice President, Finance

Craig S. Miller has served as our President and Chief Executive Officer and as a member of our board of directors since March 2004. Prior to that, from October 2002 to March 2004, Mr. Miller was the founder and Chairman of Miller Partners Restaurant Solutions, Inc. From October 2001 to October 2002, Mr. Miller served as President and Chief Executive Officer of Furr’s Restaurant Group. In January 2003, Furr’s Restaurant Group filed for bankruptcy protection under chapter 11 of the U.S. Bankruptcy Code. From October 1996 to October 2001, Mr. Miller served as President and Chief Executive Officer of Uno Restaurant Corporation. Prior to October 1996, Mr. Miller held various executive level positions with Uno Restaurant Corporation. Mr. Miller is a member of the Board of the National Restaurant Association (the “Association”), as well as a member of the Board of Trustees for the Association’s Educational Foundation. Mr. Miller was elected Chairman of the Association and began his one year term in that office in May 2005.

Geoffrey D. K. Stiles has served as our Executive Vice President, Operations and Chief Operating Officer since November 2003. From April 2003 to November 2003, Mr. Stiles was employed as a consultant by one of our franchisees. Mr. Stiles previously served as our Director of Operations from January 2001 to April 2003. Prior to joining us, Mr. Stiles served in executive and senior management positions at several restaurant groups, including Capitol Restaurant Concepts, Inc., Bertolini’s Restaurants Inc., Romano’s Macaroni Grill and the Olive Garden.

David L. Cattell has served as our Senior Vice President and Chief Development Officer since November 2005. From September 2004 to November 2005, Mr. Cattell served as our Vice President, Development and Construction and Chief Development Officer. Prior to joining us, from January 2000 to January 2004, Mr. Cattell served as Vice President of Restaurant Development at Metromedia Restaurant Group. From 1981 to 1995, Mr. Cattell directed and managed real estate, construction, architecture and engineering functions for Kentucky Fried Chicken as Vice President of Restaurant Development.

Anthony M. Lavely has served as our Senior Vice President, Marketing and Business Development since August 2004. From March 1996 to August 2004, Mr. Lavely served as President of Odyssey Management. Prior to March 1996, Mr. Lavely served in executive and senior management positions (with responsibilities for marketing and product development) at Burger King, Long John Silver’s and Domino’s Pizza.

Thomas E. O’Keefe has served as our Senior Vice President, General Counsel and Assistant Secretary since November 2005. From March 2005 to November 2005, Mr. O’Keefe served as our Vice President and General Counsel. Prior to joining us, from October 2003 to March 2005, Mr. O’Keefe was engaged in the private practice of law as a sole practitioner practicing in the areas of franchise, product distribution, antitrust and general corporate law. From August 1993 to September 2003, Mr. O’Keefe was Vice President and General Counsel to G.C. & K. B. Investments, Inc. d/b/a “SpeeDee Oil Change & Tune-Up,” an international franchisor of automobile service centers. From 1991 to 1993, Mr. O’Keefe served as Corporate Counsel to AFCE, Inc. d/b/a “Popeyes and Church’s Chicken,” an international franchisor of quick-service restaurants.

Thomas J. Pennison, Jr. has served as our Senior Vice President, Chief Financial Officer and Secretary since November 2005. From April 2004 to November 2005, Mr. Pennison served as our Vice President, Finance and Chief Financial Officer, and from February 1998 to April 2004, Mr. Pennison served as our Vice President, Finance. From October 1996 to January 1998, Mr. Pennison served as our Director of Finance. Prior to joining us, from April 1994 to October 1996, Mr. Pennison served as Assistant Corporate Controller of Casino Magic Corp., with primary responsibilities for corporate finance and SEC reporting. From January 1991 to April 1994, Mr. Pennison was at the public accounting firm KPMG LLP.

James G. Cannon has served as our Vice President, Culinary Operations since June 2002 and served as our Director of Culinary Operations from June 1999 to June 2002. From September 1995 to November 1998, Mr. Cannon served as Vice President of Research and Development for Houlihan’s Restaurant Group. Mr. Cannon is a graduate of the California Culinary Academy and has served as a Chef at several restaurants, including the Conservatory—a four-star restaurant in Dallas, Texas and The French Room in the Adolphus Hotel in Dallas, Texas.

Daniel H. Hannah has served as our Vice President, New Business Development since June 2004. From November 2002 to October 2003, Mr. Hannah served as Vice President of Franchise Operations for Famous Dave’s of America. From August 2001 to September 2002, Mr. Hannah served as the Vice President, Franchise Division of Al Copeland’s Investments, Inc. Prior to that, Mr. Hannah served in various capacities with Copeland’s, Uno Restaurant Corporation, Bistro Management Group and Carlson Restaurants Worldwide.

Dione M. Heusel has served as our Vice President, Human Resources since July 2004. From October 2000 to May 2004, Ms. Heusel served as Director of Human Resources for Saks Fifth Avenue. From August 1998 to July 2000, Ms. Heusel served as Regional Director of Human Resources for Sydran Services, LLC and from 1991 to 1998 Ms. Heusel served as the Director of Diversity and Employee Relations for Ruby Tuesday, Inc.

Craig C. Rawls has served as our Vice President, Finance since August 2005. Prior to joining us, from January 2002 to July 2005, Mr. Rawls served as Chief Financial Officer of Z’Tejas, Inc., an owner and operator of restaurants. From September 1998 to December 2001, Mr. Rawls served as Treasurer for Dave & Busters, Inc., an owner and operator of restaurants.

Government Regulation

The Company is subject to extensive federal, state and local government regulation, including regulations relating to public health and safety, zoning and fire codes and the sale of alcoholic beverages and food. The Company maintains the necessary restaurant, alcoholic beverage and retail licenses, permits and approvals. The development and construction of additional restaurants will also be subject to compliance with applicable zoning, land use and environmental laws. Federal and state laws govern the Company’s relationship with its employees, including laws relating to minimum wage requirements, overtime, tips, tip credits and working conditions. A significant number of the Company’s hourly employees are paid at rates related to the federal minimum wage.

The offer and sale of franchises is subject to regulation by the FTC and many states. The FTC requires that the Company furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states also regulate the sale of franchises and require state registration of franchise offerings and the delivery of a franchise offering circular to prospective franchisees. The Company’s noncompliance could result in governmental enforcement actions seeking a civil or criminal penalty, rescission of a franchise, and loss of its ability to offer and sell franchises in a state, or a private lawsuit seeking rescission, damages and legal fees.

Competition

The restaurant business is highly competitive and highly fragmented, and the number, size and strength of the Company’s competitors vary widely by region. The Company believes that restaurant competition is based on, among other things, quality of food products, customer service, reputation, restaurant location, name recognition and price. The Company’s restaurants compete with a number of fine dining steakhouses within their markets, both locally owned restaurants and restaurants within regional or national chains. The principal fine dining steakhouses with which the Company competes are Fleming’s, The Capital Grille, Smith & Wollensky, The Palm, Del Frisco’s and Morton’s of Chicago. Many of the Company’s competitors are better established in certain of its existing markets and/or markets into which it intends to expand.

Available Information

The Company maintains a website on the Internet at www.ruthschris.com. The Company makes available free of charge through its website, by way of a hyperlink to a third-party Securities Exchange Commission (SEC) filing website, its Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934. Such information is available as soon as reasonably practicable after it files such reports with the SEC. Additionally, its Code of Ethics may be accessed within the Investor Relations section of its website. Information found on its website is not part of this Annual Report on Form 10-K or any other report filed with the SEC.

Item 1A.	RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company and its business. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to us or that the Company currently deems immaterial may also impair its business operations. If any of these certain risks and uncertainties were to actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of the Company’s common stock could decline and its investors may lose all or part of their investment. These risks and uncertainties include, but are not limited to, the following:

The restaurant industry in general and the fine dining segment in particular are vulnerable to fluctuations in economic conditions, including volatility in levels of consumer discretionary spending.

A significant deterioration in economic conditions in any of the Company’s markets would reduce guest traffic or require it to lower its prices, either of which would reduce the Company’s total revenues and operating income. For example, the Company’s total revenues fell 4.9% and 0.1% in fiscal 2001 and fiscal 2002, respectively, which were years of declining discretionary consumer spending in the United States due in part to the September 11, 2001 attacks. Any similar changes in economic conditions would affect the Company’s ability to attract guests or price its menu items at favorable levels, which would result in significant reductions in revenue and/or operating income.

Competitive conditions, consumer tastes and unexpected operating expenses could adversely affect the profitability of restaurants that the Company opens in new markets.

The Company’s growth strategy includes opening restaurants in markets where it has little or no meaningful operating experience and in which its brand may not be well known. Competitive conditions, consumer tastes and discretionary spending patterns in these new markets may differ from those in its existing markets. The Company may be unable to generate similar acceptance of the Ruth’s Chris Steak House brand due to these factors, which may require it to incur significant additional promotion costs in order to increase restaurant sales at these locations. The Company’s ability to operate new restaurants profitably will depend on numerous factors, some of which are beyond its control, including, but not limited to, the following:

•	locating and securing suitable new restaurant sites on acceptable lease terms;

•	construction and development costs;

•	obtaining adequate construction financing;

•	securing governmental approvals and permits, including liquor licenses;

•	hiring, training and retaining skilled management, chefs and other personnel;

•	successfully promoting new restaurants and competing in the markets in which new restaurants are located; and

•	general economic conditions and conditions specific to the restaurant industry.

Any one of these factors could preclude the Company from operating new restaurants successfully, which could adversely affect growth and profitability.

The Company’s growth may strain its infrastructure and resources, which could delay the opening of new restaurants and adversely affect its ability to manage existing restaurants.

The Company currently plans to continue its accelerated pace of new restaurant growth. This growth will place increased demands on management resources as well as human resources, purchasing and site management teams. The Company’s planned growth in franchisee-owned restaurants will also require additional infrastructure for the development and maintenance of franchise relationships, as well as for the monitoring of those restaurants. In addition, if the Company’s current restaurant management systems, financial and management controls and information systems are insufficient to support this expansion, its ability to open new restaurants and to manage existing restaurants would be adversely affected. If the Company fails to continue to improve its infrastructure, the Company may be unable to implement its growth strategy and/or maintain current levels of operating performance in existing restaurants.

The Company’s operations were impacted by Hurricane Katrina and it has and may continue to incur significant expenses related to the recovery of its temporarily damaged operations.

Due to extensive damage caused by Hurricane Katrina, in August 2005 the Company was forced to close two company-owned restaurants in New Orleans and Metairie, Louisiana (the Metairie restaurant reopened on December 5, 2005) and postpone the opening of a completed company-owned restaurant in Biloxi, Mississippi. The Company was also forced to relocate its corporate headquarters from a company-owned facility in Metairie,

Louisiana to a leased facility in Heathrow, Florida. The Company has and will continue to incur personal and capital costs related to the reopening of these restaurants and the relocation of its corporate headquarters. To the extent that the Company’s relocation is unsuccessful or experiences organizational delays or set backs, its business may be adversely affected.

Negative publicity surrounding the Company’s restaurants or the consumption of beef generally, or shifts in consumer tastes, could reduce sales in one or more of its restaurants and make its brand less valuable.

The Company’s success depends, in large part, upon the popularity of its menu offerings. Negative publicity resulting from poor food quality, illness, injury or other health concerns (including e-coli, Bovine Spongiform Encephalopathy (mad cow disease), Hepatitis A and foot and mouth disease), whether related to one of the Company’s restaurants or to the beef industry in general, or operating problems related to one or more restaurants, could make the Company’s menu offerings less appealing to consumers and reduce demand in its restaurants. In addition, any other shifts in consumer preferences away from the kinds of food the Company offers, particularly beef, whether because of dietary or other health concerns or otherwise, would make its restaurants less appealing and adversely affect revenues.

The Company may not be able to compete successfully with other restaurants, which could reduce its revenues.

The restaurant industry is intensely competitive with respect to price, service, location, food quality, atmosphere and overall dining experience. The Company’s competitors include a large and diverse group of well-recognized fine dining and upscale casual restaurant chains, including fine dining steakhouse chains as well as restaurants owned by independent local operators. Some of the Company’s competitors may have substantially greater financial, marketing and other resources, and may be better established in the markets where its restaurants are or may be located. If the Company cannot compete effectively in one or more of its markets, the Company may be unable to maintain recent levels of comparable restaurant sales growth and/or may be required to close existing restaurants.

If the Company’s vendors or distributors do not deliver food and beverages in a timely fashion it may experience short-term supply shortages and/or increased food and beverage costs.

The Company’s ability to maintain consistent quality throughout company-owned restaurants depends in part upon its ability to purchase USDA Prime grade beef and other food products in accordance with its rigid specifications. During fiscal 2005, the Company purchased more than 98% of the beef it used in company-owned restaurants from one vendor, New City Packing Company, Inc., with which the Company has no long-term contractual arrangement. In addition, the Company currently has a long-term arrangement with a distributor, Commissary Operations, Inc., which purchases products for it from various suppliers, and through which 30 of its company-owned restaurants receive a significant portion of their food supplies. If these or other vendors or distributors cease doing business with the Company, it could experience short-term supply shortages in certain company-owned restaurants and could be required to purchase supplies at higher prices until the Company is able to secure an alternative supply source. Any delay the Company experiences in replacing vendors or distributors on acceptable terms could increase food costs or, in extreme cases, require it to temporarily remove items from the menu of one or more restaurants.

Increases in the prices of, or reductions in the availability of, USDA Prime grade beef could reduce the Company’s operating margins and revenues.

The Company purchases large quantities of beef, particularly USDA Prime grade beef, which is subject to extreme price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. The Company’s beef costs represented approximately 49.6% of its food and beverage costs during fiscal 2005 and it currently does not purchase beef pursuant to any long-term contractual arrangements or use future contracts or other financial risk management strategies to reduce exposure to potential price fluctuations. The market for USDA Prime grade beef is particularly volatile. For example, in late 2003, increased demand, together with the impact of supply rationalization during late 2001 and 2002, resulted in shortages of USDA Prime grade beef, requiring the Company to pay significantly higher prices for the USDA Prime grade beef it purchased. If prices for the types of beef the Company uses in its restaurants increase in the future and it chooses not to pass, or cannot pass, these increases on to its guests, the Company’s operating margins would decrease. If certain kinds of beef become unavailable for the Company to purchase, its revenues would decrease as well.

Labor shortages or increases in labor costs could slow the Company’s growth or harm its business.

The Company’s success depends in part upon its ability to continue to attract, motivate and retain employees with the qualifications to succeed in its industry and the motivation to apply the Company’s core service philosophy, including regional operational managers, restaurant general managers and chefs. If the Company is unable to continue to recruit and retain sufficiently qualified individuals, its business and growth could be adversely affected. Competition for these employees could require the Company to pay higher wages, which could result in higher labor costs. In addition, the Company has a substantial number of hourly employees who are paid wage rates at or based on the federal minimum wage and who rely on tips as a large portion of their income. Increases in the minimum wage or decreases in allowable tip credits would increase the Company’s labor costs. The Company may be unable to increase its prices in order to pass these increased labor costs on to its guests, in which case its margins would be negatively affected.

Regulations affecting the operation of the Company’s restaurants could increase operating costs and restrict growth.

Each of the Company’s restaurants must obtain licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant must obtain a food service license from local health authorities. Each restaurant’s liquor license must be renewed annually and may be revoked at any time for cause, including violation by the Company or its employees of any laws and regulations relating to the minimum drinking age, advertising, wholesale purchasing and inventory control. In certain states, including states where the Company has a large number of restaurants or where it plans to open restaurants in the near term, the number of liquor licenses available is limited and licenses are traded at market prices. If the Company is unable to maintain existing licenses, or if it chooses to open a restaurant in those states, the cost of a new license could be significant. Obtaining and maintaining licenses is an important component of each of the Company’s restaurant’s operations, and the failure to obtain or maintain food and liquor licenses and other required licenses, permits and approvals would materially adversely impact existing restaurants or the Company’s growth strategy.

The Company is also subject to a variety of federal and state labor laws, such as minimum wage and overtime pay requirements, unemployment tax rates, workers’ compensation rates and citizenship requirements. Government-mandated increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could increase the Company’s labor costs and reduce its operating margins. In addition, the Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Although the Company’s restaurants are designed to be accessible to the disabled, it could be required to make modifications to its restaurants to provide service to, or make reasonable accommodations for, disabled persons.

The Company’s strategy to open additional company-owned and franchisee-owned restaurants subjects it to extensive government regulation, compliance which might increase its investment costs and restrict its growth.

The Company is subject to the rules and regulations of the Federal Trade Commission, or FTC, and various state laws regulating the offer and sale of franchises. The FTC requires that the Company furnish to prospective franchisees a franchise offering circular containing prescribed information and can restrict its ability to sell franchises. A number of states also regulate the sale of franchises and require the obtaining of a permit and/or registration of the franchise offering circular with state authorities and the delivery of the franchise offering circular to prospective franchisees. Noncompliance with those laws could result in governmental enforcement actions seeking a civil or criminal penalty, rescission of a franchise, and loss of the Company’s ability to offer and sell franchises in a state, or a private lawsuit seeking rescission, damages and legal fees, which could have a material adverse effect on its business.

The Company’s development and construction of additional restaurants must comply with applicable zoning, land use and environmental regulations. More stringent and varied requirements of local government bodies with respect to zoning, land use and environmental factors could delay construction of new restaurants and add to their cost in the future which could adversely affect the Company’s future operating results. In addition, difficulties or failure in obtaining the required licenses and approvals could delay, or result in its decision to cancel, the opening of new restaurants.

The Company’s franchisees could take actions that harm its reputation and reduce its royalty revenues.

The Company does not exercise control over the day-to-day operations of its franchisee-owned restaurants. While the Company attempts to ensure that franchisee-owned restaurants maintain the same high operating standards that it demands of company-owned restaurants, one or more of these restaurants may fail to maintain these standards. Any operational shortcomings of the Company’s franchisee-owned restaurants are likely to be attributed to its system-wide operations and could adversely affect its reputation and damage its brand as well as have a direct negative impact on the royalty income it receives from those restaurants.

You should not rely on past increases in the Company’s average unit volumes or its comparable restaurant sales as an indication of future operating results, because they may fluctuate significantly, which could have an adverse effect on the market price of its stock.

For a number of reasons, including but not limited to, those described below and elsewhere in this Annual Report on Form 10-K, the Company’s operating results, revenues and expenses have in the past varied and may in the future vary significantly from quarter-to-quarter or year-to-year. These fluctuations could have an adverse effect on the market price of the Company’s common stock. A number of factors historically have affected, and are likely to continue to affect, the Company’s average unit volumes and/or comparable restaurant sales, including, among other factors:

•	the Company’s ability to execute its business strategy effectively;

•	initial sales performance by new restaurants;

•	levels of competition in one or more of its markets;

•	consumer trends impacting levels of beef consumption; and

•	general economic conditions.

The Company’s average unit volumes and comparable restaurant sales may not increase at rates achieved over recent periods. Changes in its average unit volumes and comparable restaurant sales could cause the price of the Company’s common stock to fluctuate substantially.

The Company’s failure to enforce its trademarks or other proprietary rights could adversely affect its competitive position or the value of the Ruth’s Chris brand.

The Company owns certain common law trademark rights and a number of federal and international trademark and service mark registrations, most importantly the Ruth’s Chris Steak House name and logo, and proprietary rights relating to certain menu offerings. The Company believes that its trademarks and other proprietary rights are important to its success and competitive position. Protective actions the Company takes with respect to these rights may fail to prevent unauthorized usage or imitation by others, which could harm the Company’s reputation, brand or competitive position and, if the Company commences litigation to enforce its rights, cause us to incur significant legal expenses.

Contracts with certain of the Company’s franchisees limit its ability to grow the Ruth’s Chris brand in attractive markets.

The Company has granted exclusive development rights for some of the United States’ largest markets, including Atlanta, Philadelphia and Detroit, to franchisees. The terms of the Company’s agreements with these franchisees prevent us from opening company-owned restaurants in these markets. While the Company is currently working with these franchisees in order to create additional opportunities for growth, it may be unable to open additional company-owned or franchisee-owned restaurants in these markets. The Company’s failure to grow within these large markets could harm its long-term competitive position in these markets and/or prevent it from sustaining its growth. In addition, the Company’s failure to grow the Ruth’s Chris brand in these markets by opening additional restaurants could limit the visibility of its brand in these large markets, resulting in lower guest traffic in existing restaurants in these markets.

Litigation concerning food quality, health and other issues could require the Company to incur additional liabilities and/or cause guests to avoid its restaurants.

Occasionally, the Company’s guests file complaints or lawsuits against it alleging that the Company is responsible for some illness or injury they suffered at or after a visit to its restaurants. The Company is also subject to a variety of other claims arising in the ordinary course of its business, including personal injury claims, contract claims, claims from franchisees and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. In addition, the Company could become subject to class action lawsuits related to these matters in the future. For example, in fiscal 2005 the Company settled a class-action claim based on violation of wage and hour laws in California. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In addition, the Company is subject to “dram shop” statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent litigation against restaurant chains has resulted in significant judgments, including punitive damages, under dram shop statutes. Regardless of whether any claims against the Company are valid or whether it is liable, claims may be expensive to defend and may divert time and money away from the Company’s operations and hurt its performance. A judgment significantly in excess of the Company’s insurance coverage for any claims would materially adversely affect its financial condition and results of operations. Adverse publicity resulting from these claims may negatively impact revenues at one or more of the Company’s restaurants.

Continued expansion in the upscale steakhouse segment of the restaurant industry could prevent the Company from realizing anticipated benefits from new restaurant growth or continued growth in comparable restaurant sales.

The Company’s competitors have opened many upscale steakhouses in recent years, and a key element of its strategy is to continue to accelerate the opening of new company-owned and franchisee-owned restaurants in both new and existing markets. If the Company overestimates demand for Ruth’s Chris Steak House restaurants or underestimate the popularity of competitors’ restaurants in these markets, the Company may be unable to realize anticipated revenues from these new restaurants. Similarly, if one or more of its competitors open new restaurants in any of these new markets, or in markets where the Company already has an established presence, sales in its restaurants may be lower than it expects. Any unanticipated slowdown in demand in any of its restaurants due to this industry growth could reduce the Company’s average unit volumes and comparable restaurant sales, as well as its franchisee royalty revenues.

The terms of the Company’s senior credit agreement may restrict its ability to operate its business and to pursue its business strategies.

The Company’s senior credit agreement contains, and any agreements governing future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us. The Company’s senior credit agreement limits its ability, among other things, to:

•	pay dividends or purchase stock and other restricted payments to shareholders;

•	borrow money or issue guarantees;

•	make investments;

•	use assets as security in other transactions;

•	sell assets or merge with or into other companies;

•	enter into transactions with affiliates;

•	sell stock in its subsidiaries; and

•	create or permit restrictions on its subsidiaries’ ability to make payments to us.

The Company’s ability to engage in these types of transactions is limited even if it believes that a specific transaction would contribute to its future growth or improve its operating results. The Company’s senior credit agreement also requires it to achieve specified financial and operating results and maintain compliance with certain financial ratios. The Company’s ability to comply with these ratios may be affected by events outside of its control. Any non-compliance would result in a default under its senior credit agreement and could result in its lenders declaring the Company’s senior debt immediately due and payable, which would have a material adverse effect on its ability to operate as a going concern.

Approximately 24.5% of the Company’s voting power is controlled by one principal stockholder whose interests may conflict with those of its other stockholders.

Affiliates of Madison Dearborn hold approximately 24.5% of the Company’s voting power. As a result of this ownership, as well as the fact that a representative of Madison Dearborn serves as chairman of the Company’s board of directors, Madison Dearborn has significant influence in the consideration of all matters requiring the approval of its stockholders and/or its board of directors. These matters include the election of directors, the adoption of amendments to the Company’s amended and restated certificate of incorporation and by-laws and approval of mergers or sales of substantially all of its assets. This influence may also have the effect of delaying or preventing a change in control of the Company or discouraging others from making tender offers for its shares, which could prevent stockholders from receiving a premium for their shares. So long as affiliates of Madison Dearborn continue to own a significant amount of the outstanding shares of the Company’s common stock and a representative of Madison Dearborn continues to serve on its board of directors, they will continue to be able to influence the Company’s decisions and may pursue corporate actions that conflict with the interests of its other stockholders. The Company’s amended and restated certificate of incorporation also provides that affiliates of Madison Dearborn and their representatives are not required to offer any corporate opportunity of which they become aware to the Company and therefore they could take any such opportunity for themselves or offer it to other companies in which they have an investment.

The Company’s amended and restated certificate of incorporation, its by-laws and Delaware law contain provisions that could discourage another company from acquiring it and may prevent attempts by its stockholders to replace or remove its current management.

Provisions of the Delaware General Corporation Law (the “DGCL”), the Company’s amended and restated certificate of incorporation and its by-laws may discourage, delay or prevent a merger or acquisition that the

Company’s stockholders may consider favorable. In addition, these provisions may frustrate or prevent any attempts by its stockholders to replace or remove the Company’s current management by making it more difficult for stockholders to replace or remove its board of directors. Such provisions in the Company’s amended and restated certificate of incorporation and by-laws include:

•	limitations on the ability of stockholders to amend its charter documents, including stockholder supermajority voting requirements;

•	the inability of stockholders to act by written consent or to call special meetings after such time as the existing stockholders own less than a majority of its common stock;

•	advance notice requirements for nominations for election to the board of directors and for stockholder proposals; and

•	the authority of its board of directors to issue, without stockholder approval, up to 10,000,000 shares of preferred stock with such terms as the board of directors may determine and to issue additional shares of its common stock.

The Company is also afforded the protections of Section 203 of the DGCL, which prevents it from engaging in a business combination with a person who acquires at least 15% of its common stock for a period of three years from the date such person acquired such common stock, unless board or stockholder approval is obtained.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The Company’s company-owned restaurants are generally located in spaces leased by wholly-owned direct or indirect subsidiaries of Ruth’s Chris Steak House Inc. Restaurant lease expirations, including renewal options, range from approximately two years to 25 years. Thirty-three of its leases provide for an option to renew for terms ranging from approximately five years to 15 years. Historically, the Company has not had difficulty in renewing its leases in a timely manner. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on sales volumes over specified levels.

The Company currently owns the real estate for eight restaurants: New Orleans (7,600 square feet) and Metairie (8,000 square feet), Louisiana; Ft. Lauderdale (7,800 square feet), Palm Beach (7,200 square feet) and Sarasota (7,400 square feet), Florida; Houston, Texas (7,200 square feet); Columbus, Ohio (8,100 square feet); and Palm Desert, California (6,800 square feet).

In addition to the restaurants set forth in the table below, the Company leases office space of 21,287 square foot in a three-story office building in Heathrow, Florida, which houses its corporate headquarters. In late August 2005, the Company’s headquarters in Metairie, Louisiana was damaged by Hurricane Katrina. In September 2005, the Company determined that it would not be able to reoccupy its Metairie headquarters within a reasonable time, and relocated its headquarters to Orlando, Florida. The Company also closed its two New Orleans-area restaurants, which suffered wind and flood damage. The Company reopened its restaurant in Metairie, Louisiana on December 5, 2005. Prior to Hurricane Katrina, the Company had planned to open a new restaurant located at the Biloxi, Mississippi Hard Rock Hotel & Casino in September 2005. This property also suffered damage, and its September 1, 2005 opening date was delayed until 2006. The Company has incurred and may in the future continue to incur certain unanticipated one-time expenses in connection with this move and other hurricane related items.

The following table sets forth information about the Company’s existing company-owned and franchisee-owned locations as of December 25, 2005. As of December 25, 2005, the Company operated 41 company-owned restaurants and its franchisees operated 51 restaurants. Company-owned Ruth’s Chris restaurants range in size from approximately 6,000 to approximately 13,000 square feet. The Company expects that future restaurants will range in size from 8,000 to 10,000 square feet with approximately 220 to 250 seats.

Company-Owned Restaurants			Franchisee-Owned Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
1965	New Orleans, LA*	Owned	1976	Baton Rouge, LA
1972	Metairie, LA	Owned	1977	Portland, OR
1977	Lafayette, LA	Leased	1985	Austin, TX
1981	Dallas, TX	Leased	1985	Mobile, AL
1983	Washington, D.C.	Leased	1986	Nashville, TN
1984	Beverly Hills, CA	Leased	1986	Atlanta (Buckhead), GA
1985	Fort Lauderdale, FL	Owned	1987	Pittsburgh, PA
1986	Phoenix, AZ	Leased	1987	Hartford, CT
1986	Houston, TX	Owned	1988	Philadelphia, PA
1987	San Francisco, CA	Leased	1988	Seattle, WA
1987	N. Palm Beach, FL	Owned	1989	Honolulu, HI
1990	Weehawken, NJ	Leased	1989	Memphis, TN
1990	Scottsdale, AZ	Leased	1989	Las Vegas, NV
1992	Palm Desert, CA	Owned	1992	Baltimore, MD
1992	Minneapolis, MN	Leased	1992	Chicago, IL
1993	Arlington, VA	Leased	1992	Birmingham, AL
1993	Manhattan, NY	Leased	1993	San Antonio, TX
1994	San Juan, Puerto Rico	Leased	1993	Taipei, Taiwan
1994	San Diego, CA	Leased	1993	Richmond, VA
1995	Westchester, NY	Leased	1993	Cancun, Mexico
1996	Tampa, FL	Leased	1993	Sandy Springs, GA
1996	Bethesda, MD	Leased	1994	Las Vegas, NV
1997	Kansas City, MO	Leased	1994	Indianapolis, IN
1997	Irvine, CA	Leased	1995	Denver, CO
1997	Cleveland, OH	Leased	1995	Long Island, NY
1998	Parsippany, NJ	Leased	1995	Toronto, Canada
1998	Louisville, KY	Leased	1996	Taichung, Taiwan
1999	Columbus, OH	Owned	1996	Troy, MI
1999	Coral Gables, FL	Leased	1996	Mexico City, Mexico
1999	Winter Park, FL	Leased	1996	Indianapolis, IN
2000	Sarasota, FL	Owned	1997	Jacksonville, FL
2000	Del Mar, CA	Leased	1997	Raleigh, NC
2000	Boca Raton, FL	Leased	1997	Hong Kong
2001	Orlando, FL	Leased	1998	Annapolis, MD
2001	Greensboro, NC	Leased	1998	Northbrook, IL
2002	Woodland Hills, CA	Leased	1998	Maui, HI
2002	Fairfax, VA	Leased	1999	Atlanta (Centennial Park), GA
2002	Washington, D.C. (Conv.)	Leased	1999	Ponte Vedra, FL
2003	Walnut Creek, CA	Leased	2000	Pikesville, MD
2005	Roseville, CA	Leased	2000	San Antonio (Sunset), TX
2005	Boston, MA	Leased	2000	Wailea, HI
2005	Sacramento, CA	Leased	2001	Kaohsiung, Taiwan
			2001	King of Prussia, PA
			2001	Queensway, Hong Kong
			2001	Cabo San Lucas, Mexico
			2002	Bellevue, WA
			2003	Mississauga, Canada
			2005	Virginia Beach, VA
			2005	Baltimore, MD
			2005	Atlantic City, NJ
			2005	Charlotte, NC

*	Due to damage caused by Hurricane Katrina, the Company was forced to temporarily close its restaurant in New Orleans, Louisiana.

On February 13, 2006, the Company opened a new Company-owned restaurant in Pasadena, California, and the property for this restaurant is leased. On March 20, 2006, a franchisee opened a new franchisee-owned restaurant in St. Louis, Missouri.

The Company has also entered into lease commitments to develop five new company owned restaurants in Biloxi, Mississippi (the Company rescheduled this restaurant’s opening due to Hurricane Katrina), Naples, Florida, Bonita Springs, Florida, Anaheim, California, and Lake Mary, Florida and franchisees currently have lease commitments to develop four additional franchisee-owned restaurants in Edmonton, Canada, Destin, Florida, Kohola Coast, Hawaii, and Ocean City, Maryland.

Item 3.	LEGAL PROCEEDINGS

The Company is a party to various legal actions arising in the ordinary course of its business. These legal actions cover a wide variety of claims spanning its entire business including disputes with its franchisees, employees or prospective employees and others that arise from time to time in the ordinary course of business. In October 2003 and November 2004, the Company was named as a defendant in two related actions: Miller v. Ruth’s Chris Steak House, Inc., in the Superior Court of California in Orange County; and Harrington v. Ruth’s Chris Steak House, Inc., in the Superior Court of California in Los Angeles County. In each case, the plaintiffs sought to certify a class of former and current California hourly wage employees alleging that the Company engaged in unlawful conduct by failing to comply with meal and rest period requirements in violation of the California Labor Code. The parties in both cases mediated the disputes in March 2005 and have negotiated a “Memorandum of Understanding” outlining the terms of a $1.6 million global settlement of all pending claims, which was approved by the respective courts in March, 2006. The Company paid its portion of these amounts in the settlement agreement into an escrow during 2005. The Company believes its restaurants in California, and in states with similar laws, are now complying with meal and rest period requirements. There are currently no other material legal proceedings against the Company.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq National Market under the trading symbol “RUTH”. As of December 25, 2005, there were 70 holders of record of its common stock. The transfer agent and registrar for its common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, NY 11219, telephone (866) 668-6550.

There were no repurchases of the Company’s equity securities by or on behalf of it during the fourth quarter of fiscal 2005 and the Company does not have a formal or publicly announced stock repurchase program.

The Company’s common stock has been listed on the Nasdaq National Market since its initial public offering on August 8, 2005. The following table sets forth, for the period indicated, the highest and lowest closing sale price for its common stock since the Company’s initial public offering, as reported by the Nasdaq National Market:

	2005
	High	Low
Third Quarter (commencing August 8, 2005)	$20.92	$17.23
Fourth Quarter	$19.18	$16.37

The closing sale price for its common stock on March 20, 2006 was $21.86.

Dividend Policy

The Company currently expects to retain all future earnings to finance the growth of its business. Since its acquisition by affiliates of Madison Dearborn in 1999, the Company has not paid, and has no current plans to pay in the future, cash dividends to holders of its common stock. The payment of dividends is within the discretion of the Company’s board of directors and will depend on its earnings, capital requirements and operating and financial condition, among other factors. In addition, the Company’s senior credit facilities limit its ability to pay dividends.

Unregistered Sales of Equity Securities

Information regarding unregistered sales of the Company’s equity securities during fiscal 2005 has been previously included in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed during fiscal 2005.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth the Company’s selected financial data for the year indicated and should be read in conjunction with the disclosures to Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition and Item 8. Financial Statements and Supplementary Data of this report.

	Fiscal Year
	2001	2002	2003	2004	2005
	($ in thousands)
Income Statement Data:
Revenues:
Restaurant sales	$145,190	$144,963	$158,578	$182,280	$202,545
Franchise income	8,554	8,369	8,829	9,500	11,432
Other operating income	—	251	373	417	560

Total revenues	153,744	153,583	167,780	192,197	214,537

Costs and expenses:
Food and beverage costs	49,187	46,710	55,612	61,412	62,752
Restaurant operating expenses	63,894	67,157	74,129	82,956	92,950
Marketing and advertising	6,217	6,609	6,478	6,730	6,783
General and administrative	11,346	9,847	8,792	10,938	15,208
Depreciation and amortization	7,193	6,033	6,782	6,469	6,617
Hurricane and relocation costs	—	—	—	—	2,660
Loss on impairment	—	—	—	—	221
Pre-opening costs	914	2,053	497	364	1,623

Operating income	14,993	15,174	15,490	23,328	25,723

Other income (expense):
Interest income	338	189	68	—	—
Interest expense	(11,591)	(9,757)	(9,587)	(10,320)	(8,453)
Accrued dividends and accretion on mandatorily redeemable senior preferred stock	—	—	(2,243)	(5,071)	(1,891)
Other	498	1,044	512	(841)	202

Income from continuing operations before income tax expense	4,238	6,650	4,240	7,096	15,581
Income tax expense	1,416	428	1,344	735	4,937

Income from continuing operations	2,822	6,222	2,896	6,361	10,644
Discontinued operations, net of income tax benefit	249	538	1,648	3,919	(289)

Net income	$2,573	$5,684	$1,248	$2,442	$10,933

	Fiscal Year
	2001	2002	2003	2004	2005
	($ in thousands, except per share data)
Less dividends earned on mandatorily redeemable senior preferred stock and accretion of discount	$3,316	$4,777	$2,135	$—	$—
Less dividends earned on junior preferred stock and warrant expense	4,183	5,713	4,975	5,373	3,753

Net income (loss) available to common shareholders	$(4,926)	$(4,806)	$(5,862)	$(2,931)	$7,180

Basic earnings (loss) per common share:
Continuing operations	$(0.40)	$(0.36)	$(0.36)	$0.08	$0.38
Discontinued operations	(0.02)	(0.05)	(0.14)	(0.33)	0.02

Basic earnings (loss) per common share	$(0.42)	$(0.41)	$(0.50)	$(0.25)	$0.40
Diluted earnings (loss) per common share:
Continuing operations	$(0.40)	$(0.36)	$(0.36)	$0.08	$0.37
Discontinued operations	(0.02)	(0.05)	(0.14)	(0.33)	0.02

Diluted earnings (loss) per common share	$(0.42)	$(0.41)	$(0.50)	$(0.25)	$0.39
Shares used in computing earnings (loss) per common share:
Basic	11,746,868	11,746,868	11,746,868	11,917,093	17,961,198
Diluted	11,746,868	11,746,868	11,746,868	11,917,093	18,710,141
Balance Sheet Data (at end of fiscal year):
Cash and cash equivalents	$3,762	$5,520	$5,130	$3,906	$8,985
Total assets	106,922	118,029	117,554	113,482	134,196
Total long-term debt including current portion	105,434	104,747	97,373	80,931	38,500
Mandatorily redeemable senior preferred stock	25,312	30,090	34,786	39,857	—
Total shareholders’ equity (deficit)	(53,978)	(53,071)	(53,958)	(51,513)	40,265

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

The Company believes that it is the largest upscale steakhouse company in the United States, based on total company- and franchisee-owned restaurants as published in the Technomic, Inc. 2005 Top 500 Restaurant Report. The Company’s menu features a broad selection of high-quality USDA Prime grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling” and topped with seasoned butter—complemented by other traditional menu items inspired by the Company’s New Orleans heritage. The Company’s restaurants reflect its 40-year commitment to the core values instilled by its founder, Ruth Fertel, of caring for its guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere. The Company believes that Ruth’s Chris is currently one of the strongest brands in fine dining.

The Company caters to families and special occasion diners, in addition to the business clientele traditionally served by upscale steakhouses, by providing a dining experience designed to appeal to a wide range of guests. The Company believes its focus on creating this broad appeal provides it with opportunities to expand into a wide range of markets, including many markets not traditionally served by upscale steakhouses.

The Company offers USDA Prime grade steaks that are aged and prepared to exacting company standards and cooked in 1,800-degree broilers. The Company also offers veal, lamb, poultry and seafood dishes, and a broad selection of appetizers, including New Orleans-style barbequed shrimp, mushrooms stuffed with crabmeat, shrimp remoulade, Louisiana seafood gumbo, onion soup au gratin and six to eight salad variations. The Company complements its distinctive food offerings with an award-winning wine list, typically featuring bottles priced at between $28 and $700 and many selections offered by the glass.

As of December 25, 2005, there were 92 Ruth’s Chris restaurants (excluding the New Orleans, Louisiana area restaurant closed due to Hurricane Katrina), of which 41 are company-owned and 51 are franchisee-owned, including ten international franchisee-owned restaurants in Mexico, Hong Kong, Taiwan and Canada. In fiscal 2005, the Company had total revenues of $214.5 million and operating income (excluding hurricane and relocation costs and loss on impairment) of $28.6 million, representing increases from fiscal 2004 of 11.6% and 22.6%, respectively.

Key Financial Terms and Metrics

The Company evaluates its business using a variety of key financial measures:

Restaurant Sales. Restaurant sales consist of food and beverage sales by company-owned restaurants. Restaurant sales are primarily influenced by total operating weeks in the relevant period and comparable restaurant sales growth. Total operating weeks is the total number of company-owned restaurants multiplied by the number of weeks each is in operation during the relevant period. Total operating weeks is impacted by restaurant openings and closings, as well as changes in the number of weeks included in the relevant period. Comparable restaurant sales growth reflects the change in year-over-year or quarter-over-quarter, as applicable, sales for the comparable restaurant base. The Company defines the comparable restaurant base to be those company-owned restaurants in operation for not less than twelve months prior to the beginning of the fiscal year including the period being measured. Comparable restaurant sales growth is primarily influenced by the number of entrées sold and the average guest check. The number of entrees sold is influenced by the popularity of the Company’s menu items, its guest mix and its ability to deliver a high quality dining experience. Average guest check, a measure of total restaurant sales divided by the number of entrées, is driven by menu mix and pricing.

Franchise Income. Franchise income includes (1) franchise and development option fees charged to franchisees and (2) royalty income. Franchise royalties consist of 5.0% of adjusted gross sales from each franchisee-owned restaurant. The Company evaluates the performance of its franchisees by measuring franchisee-owned restaurant operating weeks, which is impacted by franchisee-owned restaurant openings and closings, and comparable franchisee-owned restaurant sales growth, which together with operating weeks, drives its royalty income.

Food and Beverage Costs. Food and beverage costs include all restaurant-level food and beverage costs of company-owned restaurants. The Company measures food and beverage costs by tracking cost of sales as a percentage of restaurant sales and cost per entrée. Food and beverage costs are generally influenced by the cost of food and beverage items, distribution costs and menu mix. The Company expects its distribution costs to decrease from historical levels as a result of a new agreement it entered into in February, 2005 with a foodservice distributor under which the Company acts as the primary distributor to most of its company-owned restaurants.

Restaurant Operating Expenses. The Company measures restaurant-operating expenses for company-owned restaurants as a percentage of restaurant sales. Restaurant operating expenses include the following:

•	Labor costs, consisting of restaurant management salaries, hourly staff payroll and other payroll-related items, including taxes and fringe benefits. The Company measures its labor cost efficiency by tracking hourly and total labor costs as a percentage of restaurant sales;

•	Operating costs, consisting of maintenance, utilities, bank and credit card charges, and any other restaurant-level expenses; and

•	Occupancy costs, consisting of both fixed and variable portions of rent, common area maintenance charges, insurance premiums and real property taxes.

Marketing and Advertising. Marketing and advertising includes all media, production and related costs for both local restaurant advertising and national marketing. The Company measures the efficiency of its marketing and advertising expenditures by tracking these costs as a percentage of total revenues. The Company has historically spent approximately 3.0% to 4.0% of total revenues on marketing and advertising and expects to maintain this level in the near term. All franchise agreements executed based on its new form of franchise agreement include a 1.0% advertising fee in addition to the 5.0% royalty fee. The Company spends this designated advertising fee on national advertising and records these fees as liabilities against which specified advertising and marketing costs will be charged.

General and Administrative. General and administrative costs include costs relating to all corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future company and franchisee growth. General and administrative costs are comprised of management, supervisory and staff salaries and employee benefits, travel, information systems, training, corporate rent, professional and consulting fees, technology and market research. The Company measures its general and administrative expense efficiency by tracking these costs as a percentage of total revenues. These expenses are expected to increase as a result of costs associated with being a public company as well as costs related to its anticipated growth, including substantial training costs and significant investments in infrastructure. As the Company is able to leverage these investments made in its people and systems, the Company expects these expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization. Depreciation and amortization includes depreciation of fixed assets. Consistent with SEC guidance, the Company depreciates capitalized leasehold improvements over the shorter of the total expected lease term or their estimated useful life. As the Company accelerates its restaurant openings, depreciation and amortization is expected to increase as a result of its increased capital expenditures.

Pre-Opening Costs. Pre-opening costs consist of costs incurred prior to opening a company-owned restaurant, which are comprised principally of manager salaries and relocation costs, employee payroll and related training costs for new employees, including practice and rehearsal of service activities as well as lease costs incurred prior to opening. The Company has not opened a significant number of company-owned restaurants during the historical periods discussed and, therefore, pre-opening costs have not had a material impact on its operating results during any of the historical periods presented. The Company expects these costs to increase as it accelerates its company-owned restaurant openings, which may have a material impact on the Company’s operating results in future periods. The Company currently budgets approximately $0.5 million of pre-opening costs per company-owned restaurant opening.

Initial Public Offering

In August 2005, the Company and selling shareholders completed an initial public offering of 9,375,000 and 5,575,000 share of common stock, respectively, at $18.00 per share. The Company received net proceeds of approximately $154.3 million from the sale of shares of its common stock in the offering after deducting underwriting discounts and commissions and offering expenses payable by it. The Company used the net proceeds of the offering as follows: (1) approximately $11.7 million was used to redeem all of its outstanding mandatorily redeemable Series A senior cumulative preferred stock (the “Senior Preferred Stock”), (2) approximately $76.2 million to redeem or repurchase all of its outstanding Series B junior cumulative preferred stock (the “Junior Preferred Stock”), (3) approximately $65.5 million was used to repay a portion of the outstanding indebtedness under its senior credit facilities and (4) $0.8 million was used for general working capital needs of the Company.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of total revenues for the periods indicated. The Company’s historical results are not necessarily indicative of the operating results that may be expected in the future.

	2003	2004	2005
Revenues:
Restaurant sales	94.5%	94.8%	94.4%
Franchise income	5.3%	5.0%	5.3%
Other operating income	0.2%	0.2%	0.3%

Total revenues	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage costs	33.1%	31.9%	29.2%
Restaurant operating expenses	44.2%	43.2%	43.3%
Marketing and advertising	3.9%	3.5%	3.2%
General and administrative	5.2%	5.7%	7.1%
Depreciation and amortization	4.1%	3.4%	3.1%
Hurricane and relocation costs	—	—	1.2%
Loss on impairment	—	—	0.1%
Pre-opening costs	0.3%	0.2%	0.8%

Operating income	9.2%	12.1%	12.0%
Other income (expense):
Interest expense, net of interest income	(5.7)%	(5.4)%	(3.9)%
Accrued dividends and accretion on mandatorily redeemable senior preferred stock	(1.3)%	(2.6)%	(0.9)%
Other	0.3%	(0.4)%	0.1%

Income from continuing operations before income tax expense	2.5%	3.7%	7.3%

Income tax expense	0.8%	0.4%	2.3%

Income from continuing operations	1.7%	3.3%	5.0%
Discontinued operations, net of income tax benefit	1.0%	2.0%	(0.1)%

Net income	0.7%	1.3%	5.1%

Fiscal Year 2005 Compared to Fiscal Year 2004

Restaurant Sales. Restaurant sales increased $20.3 million, or 11.1%, to $202.5 million in fiscal 2005 from $182.3 million in fiscal 2004. The increase in restaurant sales was due primarily to an $17.6 million increase in sales from restaurants open throughout both periods, representing comparable company-owned restaurant sales growth of 10.4%, $4.0 million from the opening of three new company-owned restaurants, together with $1.4 million attributable to the full-year impact of one restaurant acquired in April 2004, partially offset by the closing of two restaurants in New Orleans and Metairie, Louisiana, due to Hurricane Katrina. Approximately one-third of this increase in comparable company-owned restaurant sales was attributable to increased entrée volume driven by improvements in table utilization, management and additional marketing, with the other two-thirds caused by increased per entrée spending, driven by a shift in meal period, increased appetizer and wine sales, and a 3.0% price increase.

Franchise Income. Franchise income increased $1.9 million, or 20.3%, to $11.4 million in fiscal 2005 from $9.5 million in fiscal 2004. The increase was due primarily to an $11.8 million increase in franchisee-owned restaurant sales from those franchisee-owned restaurants open throughout both periods, representing a comparable franchisee-owned restaurants sales growth of 6.4%, as well as the addition of four new franchisee-owned restaurants that opened in fiscal 2005.

Food and Beverage Costs. Food and beverage costs increased $1.3 million, or 2.2%, to $62.8 million in fiscal 2005 from $61.4 million in fiscal 2004. The increase was due to higher restaurant sales partially offset by lower food and beverage costs. As a percentage of restaurant sales, food and beverage costs decreased to 31.0% in fiscal 2005 from 33.7% in fiscal 2004. The decrease in food and beverage costs as a percentage of restaurant sales was primarily due to lower meat costs, accounting for approximately 63% of the reduction, and lower produce and dairy costs, accounting for approximately 26% of the reduction.

Restaurant Operating Expenses. Restaurant operating expenses increased $10.0 million, or 12.0%, to $93.0 million in fiscal 2005 from $83.0 million in fiscal 2004. The increase was primarily due to higher restaurant sales and additional operating weeks in fiscal 2005. Several of the operating expenses included in this category are either fixed or semi-variable. As a result, restaurant operating expenses, as a percentage of restaurant sales, increased to 45.9% in fiscal 2005 from 45.5% in fiscal 2004, primarily due to increased management staffing related to new restaurant openings, employee benefits costs and utility costs.

Marketing and Advertising. Marketing and advertising expenses increased $0.1 million, or 0.8%, to $6.8 million in fiscal 2005 from $6.7 million in fiscal 2004. Marketing and advertising expenses, as a percentage of total revenues, decreased to 3.2% in fiscal 2005 from 3.5% in fiscal 2004, due primarily to reduced national radio advertising during the third quarter of fiscal 2005 and increased total revenue during fiscal 2005.

General and Administrative. General and administrative costs increased $4.3 million, or 39.0%, to $15.2 million in fiscal 2005 from $10.9 million in fiscal 2004. General and administrative costs, as a percentage of total revenues, increased to 7.1% in fiscal 2005 from 5.7% in fiscal 2004. This increase was primarily due to the recruitment and hiring of several key management personnel and staff personnel in all functional areas and the incurrence of certain expenses associated with being a public company.

Depreciation and Amortization. Depreciation and amortization expense increased $0.1 million, or 2.3%, to $6.6 million in fiscal 2005 from $6.5 million in fiscal 2004. The increase was primarily due to the opening of three new company-owned restaurants in fiscal 2005, partially offset by new purchases of furniture and equipment being lower than the amounts of previously purchased furniture and equipment that became fully depreciated.

Hurricane and Relocation costs. During the third quarter of fiscal 2005, the Company’s corporate office building in Metairie, Louisiana was damaged by Hurricane Katrina and the Company subsequently relocated its corporate offices to Orlando, Florida. The Company’s restaurants in New Orleans and Metairie, Louisiana, also received damage from Hurricane Katrina. The New Orleans restaurant has not reopened and the Metairie restaurant reopened in December 2005. The Company had completed the construction and pre-opening activities for a new restaurant in Biloxi, Mississippi, which was also damaged by Hurricane Katrina. The Company incurred expenses related to these events of $2.7 million during fiscal 2005. These expenses include severance and relocation payments to employees and insurance deductibles for the two New Orleans, Louisiana area restaurants, severance payments and insurance deductibles and pre-opening costs associated with the Biloxi, Mississippi location, and temporary living and relocation costs related to the Company’s relocation from Metairie, Louisiana to Orlando, Florida. The Company expects the total costs of the hurricane and relocation to be approximately $3.2 million, excluding proceeds from business interruption insurance.

Pre-Opening Costs. Pre-opening costs increased $1.2 million to $1.6 million in fiscal 2005 from $0.4 million in fiscal 2004. This increase was due to the opening of three new company-owned restaurants in fiscal 2005 as well as the reopening of its Metairie, Louisiana restaurant, which was temporarily closed due to Hurricane Katrina.

Interest Expense, net of Interest Income. Interest expense, net of interest income, decreased $1.9 million, or 18.1%, to $8.5 million in fiscal 2005 from $10.3 million in fiscal 2004. The decrease was primarily due to the refinancings of the Company’s credit facility in March and September 2005 that resulted in a lower weighted average interest rate and lower average borrowings outstanding during fiscal 2005. Total debt decreased by $42.4 million during fiscal 2005 to $38.5 million on December 25, 2005.

Accrued Dividends and Accretion on Mandatorily Redeemable Senior Preferred Stock. Dividends and accretion of issuance discount on Senior Preferred Stock are reflected as accrued dividends and accretion on mandatorily redeemable senior preferred stock in the Company’s consolidated financial statements subsequent to the June 30, 2003 implementation date of SFAS No. 150. The Company used a portion of the proceeds from its initial public offering on August 8, 2005 to redeem all of its outstanding Senior Preferred Stock.

Other. The Company had other income of $0.2 million in fiscal 2005 compared to other expense of $0.8 million in fiscal 2004. This increase was primarily due to a $1.3 million expense, net of insurance proceeds, to settle a labor dispute in California in fiscal 2004.

Income Tax Expense. Income tax expense increased $4.2 million to $4.9 million in fiscal 2005 from $0.7 million in fiscal 2004. This increase was due to a higher level of income from continuing operations and the result of a higher effective tax rate resulting from an income tax benefit provided by discontinued operations that produced state net operating losses and increased use of tax credits available to the company in fiscal 2004.

Income from Continuing Operations. Income from continuing operations increased $4.3 million, or 67.3%, to $10.6 million in fiscal 2005 from $6.4 million fiscal 2004.

Discontinued Operations, net of Income Tax Benefit. Discontinued operations provided a $0.3 million recovery in fiscal 2005 compared to a $3.9 million expense in fiscal 2004. This decrease of $4.2 million was due to the write-down of property and equipment and certain other assets and the accrual of lease exit costs associated with the closings of Sugar Land, Texas and Manhattan (UN), New York company-owned restaurants. During August 2005, the Company entered into an agreement with the Manhattan (UN), New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on a replacement lease, and attorneys fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) adjusted the remaining contingent lease term was adjusted from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with landlord for the remaining term. This agreement resulted in a reduction of previously recorded rental liability reflecting the recovery. At December 25, 2005, the Company maintained a contingent lease liability of $0.2 million related to this property.

Fiscal Year 2004 Compared to Fiscal Year 2003

Restaurant Sales. Restaurant sales increased $23.7 million, or 14.9%, to $182.3 million in fiscal 2004 from $158.6 million in fiscal 2003. The increase in restaurant sales was due primarily to an $18.2 million increase in sales from restaurants open throughout both periods, representing comparable company-owned restaurant sales growth of 11.6%, together with $5.5 million attributable to the full-year impact in fiscal 2004 of one restaurant opened in July 2003 and one restaurant acquired in April 2004. Approximately half of this increase in comparable company-owned restaurant sales was attributable to increased entrée volume driven by improvements in table utilization and management and additional marketing, with the other half caused by increased per entrée spending, particularly increased wine and beverage sales.

Franchise Income. Franchise income increased $0.7 million, or 7.6%, to $9.5 million in fiscal 2004 from $8.8 million in fiscal 2003. The increase in franchise income was due to the full-year impact in fiscal 2004 of one additional franchisee-owned restaurant that opened in fiscal 2003 as well as a $15.9 million increase in franchisee-owned restaurant sales from those franchisee-owned restaurants open throughout both periods, representing a comparable franchisee-owned restaurant sales growth of 9.3%. This increase was partially offset by its acquisition of one franchisee-owned restaurant and the closing by the same franchisee of another franchisee-owned restaurant in April 2004.

Food and Beverage Costs. Food and beverage costs increased $5.8 million, or 10.4%, to $61.4 million in fiscal 2004 from $55.6 million in fiscal 2003. The increase was primarily due to higher restaurant sales in fiscal 2004. As a percentage of restaurant sales, food and beverage costs decreased to 33.7% in fiscal 2004 from 35.1% in fiscal 2003. The decrease in food and beverage costs as a percentage of restaurant sales was primarily due to lower meat costs, accounting for approximately 71.0% of the reduction, and lower seafood costs, accounting for 14.5% of the reduction.

Restaurant Operating Expenses. Restaurant operating expenses increased $8.9 million, or 11.9%, to $83.0 million in fiscal 2004 from $74.1 million in fiscal 2003. The increase was primarily due to higher restaurant sales in fiscal 2004. Several of the operating expenses included in this category are either fixed or semi-variable. As a result, restaurant operating expenses as a percentage of restaurant sales decreased to 45.5% in fiscal 2004 from 46.7% in fiscal 2003, primarily due to the impact of increased restaurant sales.

Marketing and Advertising. Marketing and advertising expenses increased $0.2 million, or 3.9%, to $6.7 million in fiscal 2004 from $6.5 million in fiscal 2003. Marketing and advertising expenses as a percentage of total revenues decreased to 3.5% in fiscal 2004 from 3.9% in fiscal 2003, due primarily to more selective national media spending and the termination of its arrangement with an advertising agency.

General and Administrative. General and administrative costs increased $2.1 million, or 24.4%, to $10.9 million in fiscal 2004 from $8.8 million in fiscal 2003. General and administrative costs as a percentage of total revenues increased to 5.7% in fiscal 2004 from 5.2% in fiscal 2003. This increase was primarily due to the recruitment and hiring of a new President and Chief Executive Officer as well as several other key management personnel in the areas of human resources, construction, franchise relations and marketing. This increase was also due to costs associated with its first annual restaurant managers’ meeting since 2001 and higher executive bonus expense resulting from the achievement of operating performance targets in fiscal 2004.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.3 million, or 4.6%, to $6.5 million in fiscal 2004 from $6.8 million in fiscal 2003. This decrease was due primarily to certain investments in furniture and equipment having become fully depreciated and a lower level of investment as a result of no new restaurants having been opened during fiscal 2004.

Pre-Opening Costs. Pre-opening costs decreased $0.1 million, or 26.8%, to $0.4 million in fiscal 2004 from $0.5 million in fiscal 2003. This decrease resulted from the Company’s acquisition of one restaurant from a franchisee in 2004 and its opening of one company-owned restaurant in 2003.

Interest Expense, net of Interest Income. Interest expense, net of interest income, increased $0.8 million, or 8.4%, to $10.3 million in fiscal 2004 from $9.5 million in fiscal 2003. This increase was primarily due to the write-off of remaining debt issuance costs of $0.7 million associated with the refinancing of the Company’s credit facility in April 2004 and increased interest rates under its then existing senior credit facility, partially offset by lower average borrowings in fiscal 2004 as compared to fiscal 2003.

Accrued Dividends and Accretion on Mandatorily Redeemable Senior Preferred Stock. Dividends and accretion of issuance discount on Senior Preferred Stock are reflected as accrued dividends and accretion on mandatorily redeemable senior preferred stock in the Company’s consolidated financial statements subsequent to the June 30, 2003 implementation date of SFAS No. 150. The Company used a portion of the proceeds from its initial public offering on August 8, 2005 to redeem all of its outstanding Senior Preferred Stock.

Other. The Company had other expense of $0.8 million in fiscal 2004 compared to other income of $0.5 million in fiscal 2003. This decrease was due primarily to a $1.3 million expense, net of insurance proceeds, to settle a labor dispute in California in fiscal 2004.

Income Tax Expense. Income tax expense decreased by $0.6 million, or 45.3%, to $0.7 million in fiscal 2004 from $1.3 million in fiscal 2003. This decrease was primarily the result of a lower effective tax rate resulting from income tax benefits provided by discontinued operations that produced state net operating losses and increased use of tax credits available to the company.

Income from Continuing Operations. Income from continuing operations increased $3.5 million, or 119.6%, to $6.4 million from $2.9 million in fiscal 2003.

Discontinued Operations, net of Income Tax Benefit. In the fourth quarter of fiscal 2004, the Company closed company-owned restaurants in Sugar Land, Texas and Manhattan (UN), New York. The operations and related expenses of these locations are presented as discontinued operations. Discontinued operations increased by $2.3 million, or 137.8%, to $3.9 million in fiscal 2004 from $1.6 million in fiscal 2003. This increase was primarily due to an after-tax charge of approximately $3.2 million representing the write-down of property and equipment and certain other assets and the accrual of lease exit costs associated with the closings.

Potential Fluctuations in Quarterly Results and Seasonality

The Company’s quarterly operating results may fluctuate significantly as a result of a variety of factors. See “Risk Factors,” which discloses certain material risks that could affect its quarterly operating results.

The Company’s business is also subject to seasonal fluctuations. Historically, the percentage of its annual total revenues during the first and fourth fiscal quarters have been higher due, in part, to the year-end holiday season. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable restaurant sales for any particular period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. If this occurs, the price of the Company’s common stock would likely decrease. The following table presents summary quarterly results of operations for fiscal 2004 and fiscal 2005.

	Quarter Ended				Quarter Ended
	March 28, 2004	June 27, 2004	Septem- ber 26, 2004	Decem- ber 26, 2004	March 27, 2005	June 26, 2005	Septem- ber 25, 2005	Decem- ber 25, 2005
	($ in millions, except per share data)
Total revenues	$49.9	$47.5	$42.2	$52.6	$56.7	$52.7	$46.5	$58.7
Costs and expenses	42.9	42.7	38.9	44.3	47.0	46.4	43.2	52.3

Operating income	$7.0	$4.8	$3.3	$8.3	$9.7	$6.3	$3.3	$6.4

Interest expense, net	(3.0)	(2.9)	(2.2)	(2.3)	(4.1)	(1.6)	(1.5)	(1.3)
Accrued dividends and accretion on mandatorily redeemable senior preferred stock	(1.2)	(1.2)	(1.2)	(1.5)	(1.2)	(0.4)	(0.3)	—
Other	0.1	0.1	0.1	(1.0)	0.0	0.0	0.1	0.1

Income from continuing operations before income tax	2.9	0.8	(0.0)	3.5	4.4	4.3	1.6	5.2
Income tax expense	0.2	0.1	—	0.5	1.6	1.0	0.7	1.6

Income from continuing operations	2.7	0.7	—	3.0	2.8	3.3	0.9	3.6
Discontinued operations, net of income tax benefit	0.2	0.2	3.3	0.2	0.5	0.2	(0.3)	(0.7)

Net income	$2.5	$0.5	$(3.3)	$2.8	$2.3	$3.1	$1.2	$4.3

Less dividends earned on junior preferred stock and warrant expense	1.3	1.3	1.3	1.4	1.4	1.5	0.8	—

Net income (loss) available to common shareholders	$1.1	$(0.9)	$(4.6)	$1.4	$0.9	$1.6	$0.4	$4.3

Basic earnings (loss) per share:
Continuing operations	$0.11	$(0.05)	$(0.11)	$0.13	$0.11	$0.14	$—	$0.16
Discontinued operations	(0.01)	(0.02)	(0.28)	(0.02)	(0.04)	(0.02)	0.02	0.03

Basic earnings (loss) per share	$0.10	$(0.07)	$(0.39)	$0.11	$0.07	$0.12	$0.02	$0.19

Diluted earnings (loss) per share:
Continuing operations	$0.11	$(0.05)	$(0.11)	$0.13	$0.10	$0.13	$—	$0.15
Discontinued operations	(0.01)	(0.02)	(0.28)	(0.02)	(0.04)	(0.02)	0.02	0.03

Diluted earnings (loss) per share	$0.10	$(0.07)	$(0.39)	$0.11	$0.06	$0.11	$0.02	$0.18

Shares (in millions) used in computing net income per common share:
Basic	11.7	11.7	11.7	12.4	13.0	13.0	22.7	23.0
Diluted	11.7	11.7	11.7	12.4	14.2	14.2	23.3	23.5
Quarterly percentage of annual revenues	26.0%	24.7%	22.0%	27.3%	26.4%	24.5%	21.7%	27.4%
Operating margin(1)	14.0%	10.1%	7.8%	15.8%	17.0%	12.0%	7.2%	10.9%

(1)	The Company’s measure of operating margin consists of operating income for a period divided by the total revenues for such period. Operating margin is used by the Company’s management and investors to determine its ability to control expenses in relation to its total revenues, which allows its management and investors to more thoroughly evaluate its current performance as compared to past performance. The Company believes it is useful to its management and investors when presented on a quarterly basis because it allows the Company’s management and investors to accurately view seasonal fluctuations in these operating results.

During the fiscal quarter ended September 26, 2004, the Company recorded charges to earnings of $5.3 million related to impairment charges on discontinued operations. During the fiscal quarter ended December 26, 2004, the Company recorded a charge to earnings of $0.6 million related to contract termination costs associated with lease obligations and accrued $1.6 million related to certain legal matters. During the fiscal quarter ended June 27, 2004, the Company wrote off $0.8 million of deferred financing costs and in the fiscal quarters ended March 27, 2005 and September 25, 2005, respectively, it wrote off $1.6 and $0.7 million in deferred financing costs. During the quarters ended September 25, 2005 and December 25, 2005, the Company incurred hurricane and relocation costs of $1.2 million and $1.5 million, respectively.

Liquidity and Capital Resources

The Company’s principal sources of cash during fiscal 2005 were net cash provided by operating activities, borrowings under its senior credit facilities and proceeds from its initial public offering. The Company’s principal uses of cash during fiscal 2005 include capital expenditures, the redemption of preferred stock and debt service. The Company expects that its principal uses of cash in the future will be to finance capital expenditures and to service debt.

Cash Flows

The following table summarizes the Company’s primary sources of cash in the periods presented:

	Fiscal Year
	2003	2004	2005
Net cash provided by (used in):
Operating activities	$14,614	$20,970	$29,617
Investing activities	(7,327)	(3,518)	(17,519)
Financing activities	(7,677)	(18,676)	(7,019)

Net increase (decrease) in cash and cash equivalents	$(390)	$(1,224)	$5,079

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

Operating Activities. Net cash provided by operating activities was $29.6 million in fiscal 2005 compared to $21.0 million in fiscal 2004. This increase was primarily due to higher net income. In fiscal 2003, the Company had $14.6 million of net cash provided by operating activities.

Investing Activities. Net cash used in investing activities was $17.5 million in fiscal 2005 compared to $3.5 million in fiscal 2004. This increase was the result of increased capital expenditures related to new restaurant construction, major remodels and capital expenditures on existing restaurants. In fiscal 2003, net cash used in investing activities was $7.3 million. Net cash used in investing activities varied in the periods presented based on the number of new company-owned restaurants opened and the maintenance of its existing restaurant base during the period. Net cash used in investing activities was also affected by purchases of property and equipment, which include purchases of information technology systems and certain other expenditures related to the operation of its corporate headquarters.

Financing Activities. Net cash used by financing activities totaled $7.0 million in fiscal 2005 compared to $18.7 million in fiscal 2004. This decrease was primarily driven by the net debt reductions of $160.5 million in fiscal 2005 compared to $16.5 million in fiscal 2004. In fiscal 2003, net cash used by financing activities was $7.7 million. On March 11, 2005, the Company entered into a senior credit facility that allowed it to redeem $30.0 million of Senior Preferred Stock, redeem existing senior subordinated notes and refinance existing debt.

On August 12, 2005, the Company and certain selling shareholders completed an initial public offering of 9,375,000 and 5,575,000 shares of common stock, respectively, at $18.00 per share. The Company received net proceeds of approximately $154.3 million from the sale of shares of its common stock in the offering after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Company used the net proceeds of the offering as follows: (1) approximately $11.7 million was used to redeem all of its outstanding Senior Preferred Stock, (2) approximately $76.2 million to redeem or repurchase all of its outstanding Junior Preferred Stock, (3) approximately $65.5 million was used to repay a portion of the outstanding indebtedness under its senior credit facilities and (4) $0.8 million was used for general working capital needs of the Company. On September 27, 2005, the Company entered into a new senior credit facility with Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as documentation agent, and JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association as co-lead arrangers and Wachovia Bank, N.A. The Company used the $38.5 million funded at closing under the new senior credit facility to prepay and retire borrowings under its previous credit facility and to pay related fees and expenses. In conjunction with the new senior credit facility, the Company expensed approximately $0.7 million in deferred issuance cost from the prior credit facilities.

Capital Expenditures

Capital expenditures totaled $19.6 million in fiscal 2005, $3.5 million in fiscal 2004 and $7.5 million in fiscal 2003 and were primarily for expenditures to remodel and upgrade existing locations as well as expenditures associated with new restaurant construction.

The Company anticipates capital expenditures in the future will increase to the extent it opens new company-owned restaurants and opportunistically acquire franchisee-owned restaurants and related rights. The Company currently expect to open five to eight company-owned restaurants per year in each of the next several years. The Company’s average net investment for the seven company-owned restaurants opened since the beginning of 2002, excluding discontinued operations, which includes the cost of leasehold improvements, furniture, fixtures, equipment and pre-opening costs, net of tenant allowances and capitalized interest, was approximately $2.9 million. The Company believes that its net investment in future openings will range between $2.0 million and $4.0 million depending upon underlying individual restaurant economics and the Company’s ability to use its resources to obtain its fully-capitalized return-on-investment targets. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of its revolving credit facility, depending upon the timing of expenditures.

New Senior Credit Facilities

On September 27, 2005, the Company entered into a senior credit facility with Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as documentation agent, and JPMorgan Chase Bank, National Association, Wells Fargo Bank, National Association as co-lead arrangers and Wachovia Bank, N.A. The senior credit facility provides for a five-year revolving credit facility (including letters of credit) of up to $55.0 million, up to $5.0 million of which may be funded through swing line loans. The senior credit facility also provides that the revolving credit facility may be increased by up to $25.0 million at its request (for a total commitment of $80.0 million.) The Company used the $38.5 million funded at closing under the Credit Agreement to prepay and retire borrowings under its previous credit facility and to pay related fees and expenses.

As of December 25, 2005, the Company had an aggregate of $38.5 million of outstanding indebtedness under its senior credit facility at an interest rate of 4.875%. The Company had three outstanding letters of credit as of December 25, 2005 totaling $1.9 million. The Company was in compliance with its financial and restrictive covenants under its senior credit facilities at December 25, 2005.

Borrowings under the Company’s senior credit facility bear interest at either (1) the sum of the base rate plus a margin based on its consolidated leverage ratio, ranging from 0.000% to 0.250%, or (2) the sum of the

Eurodollar rate plus a margin based on its consolidated leverage ratio, ranging from 0.625% to 1.500%. The base rate equals the higher of the prime rate and the overnight federal funds rate plus 0.500%. The Company’s obligations under the senior credit facility are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Company’s senior credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA, as defined in the senior credit facility, a minimum ratio of EBITDA plus certain rental expenses to fixed charges (including consolidated maintenance capital expenditures) and a minimum ratio of EBITDA plus certain rental expenses to fixed charges (including consolidated capital expenses). The senior credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, changes of control, the incurrence of indebtedness, providing financing and investments and transactions with affiliates. The senior credit facility also contains customary events of default.

The Company believes that net cash provided by operating activities and borrowings under its senior credit facility will be sufficient to fund currently anticipated working capital, planned capital expenditures and debt service requirements for the next twenty-four months. The Company regularly reviews acquisitions and other strategic opportunities, which may require additional debt or equity financing.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 25, 2005:

	Payments due by period
	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations	$38.5	$—	$—	$38.5	$—
Operating lease obligations	84.7	8.2	17.6	16.2	42.8

Total	$123.2	$8.2	$17.6	$54.7	$42.8

Off-Balance Sheet Arrangements

The Company has guaranteed the operating lease for the franchisee-owned restaurant in Detroit, Michigan. The operating lease requires annual minimum lease payments of $0.2 million through 2010, the expiration of the first renewal term, and through one subsequent renewal term, which option may be exercised by the franchisee.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of results of operations and financial condition are based upon its audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements is based on its critical accounting policies that require the Company to make estimates and judgments that affect the amounts reported in those financial statements. The Company’s significant accounting policies, which may be affected by its estimates and assumptions, are more fully described in Note 2 to its consolidated financial statements that appear elsewhere in Item 8. Critical accounting policies are those that the Company believes are most important to portraying its financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing the combined financial statements.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Equipment consists primarily of restaurant equipment, furniture, fixtures and smallwares. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including renewal periods, or the estimated useful life of the asset. Repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Estimated useful lives are generally as follows: equipment—3 to 10 years; furniture and fixtures—5 to 7 years. Judgments and estimates made by us related to the expected useful lives of these assets are affected by factors such as changes in economic conditions and changes in operating performance. If these assumptions change in the future, the Company may be required to record impairment charges for these assets.

Impairment of Long-Lived Assets

The Company reviews property and equipment (which includes leasehold improvements) for impairment when events or circumstances indicate these assets might be impaired. The Company tests impairment using historical cash flow and other relevant facts and circumstances as the primary basis for the Company’s estimates of future cash flows. The analysis is performed at the restaurant level for indicators of permanent impairment. In determining future cash flows, significant estimates are made by the Company with respect to future operating results of each restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset-carrying amount exceeds its fair value. The determination of asset fair value is also subject to significant judgment. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, the Company may be required to record impairment charges for these assets.

During 2004 and 2005, the Company recorded losses on impairment of long-lived assets in the amounts of $5.6 million and $0.2 million, respectively. These charges were related to the partial impairment of fixtures and equipment and leasehold improvements at three company-owned restaurants, two that were closed in 2004 and are included in discontinued operations for the relevant periods and one that is still in operation.

Goodwill and Other Indefinite Lived Assets

Goodwill and other indefinite lived assets resulted primarily from the Company’s acquisition of franchisee-owned restaurants. The most significant acquisitions were completed in 1996 and 1999. Goodwill and other intangible assets with indefinite lives are not subject to amortization. However, such assets must be tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and at least annually. The Company completed the most recent impairment test in December 2005, and determined that there were no impairment losses related to goodwill and other indefinite lived assets. In assessing the recoverability of goodwill and other indefinite lived assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. The estimated future cash flows were projected using significant assumptions, including future revenues and expenses. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets.

Insurance Liability

The Company maintains various insurance policies for workers’ compensation, employee health, general liability, and property damage. Pursuant to those policies, the Company is responsible for losses up to certain limits and is required to estimate a liability that represents the Company’s ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The Company’s estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from the Company’s estimates, the Company’s financial results could be impacted.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company recognizes deferred tax liabilities and assets for the future consequences of events that have been recognized in its consolidated financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities resulted in a net deferred tax asset, an evaluation is made of the probability of the Company’s ability to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The realization of such net deferred tax will generally depend on whether the Company will have sufficient taxable income of an appropriate character within the carry-forward period permitted by the tax law. Without sufficient taxable income to offset the deductible amounts and carry forwards, the related tax benefits will expire unused. The Company has evaluated both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Measurement of deferred items is based on enacted tax laws.

Recent Accounting Pronouncements

In December of 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces the requirements under SFAS No. 123 and APB No. 25. The statement sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires all share-based payments, including employee stock options, to be recognized in the financial statements based on their fair value. It carries forward prior guidance on accounting for awards to non-employees. The accounting for employee stock ownership plan transactions will continue to be accounted for in accordance with Statement of Position (SOP) 93-6, while awards to most non-employee directors will be accounted for as employee awards. This Statement is effective for public companies that do not file as small business issuers as of the beginning of their first annual period beginning after June 15, 2005 (effective December 26, 2005 for us).

The impact of this statement on the Company in fiscal 2006 and beyond will depend on various factors, including, but not limited to, the Company’s future compensation strategy. The Company currently estimates the adoption of SFAS No. 123R will decrease net income and diluted earnings per common share for the year ending December 31, 2006 by approximately $0.02 to $0.03 per share. For additional information, see note 2 in the accompanying consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under its new senior credit facilities, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 25, 2005, the Company had $38.5 million of variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal 2005 of approximately $0.4 million.

Foreign Currency Risk

In accordance with the Company’s franchise agreements relating to the Company’s international locations, the Company receives royalties from those franchisees in U.S. dollars, and therefore the Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. Because the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly take into account changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. The Company currently does not use financial instruments to hedge its risk to market price fluctuations in beef or other food product prices.

Effects of Inflation

Components of the Company’s operations subject to inflation include food, beverage, lease and labor costs. The Company’s leases require it to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. The Company believes inflation has not had a material impact on its results of operations in recent years.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements, together with the related notes and report of independent registered accounting firm, are set forth in the pages indicated in Item 15 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of its “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), have concluded that, as of the end of the fiscal year covered by this report on Form 10-K, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to it and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal control over financial reporting.

There was no change in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the fourth quarter of the fiscal year covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item for executive officers is set forth under “Executive Officers and Other Key Employees” in Part I, Item 1 of this report. The other information required by this Item is incorporated by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Audit Committee Disclosure,” “Board of Directors and Corporate Governance” and “Section 16A Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Employment Agreements” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the sections entitled “Principal Stockholders” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

Options to purchase shares of our common stock have been granted to certain of our executives and key employees under our 2005 Long-Term Equity Incentive Plan and our 2000 Stock Option Plan. The following table summarizes the number of stock options issued and shares of restricted stock granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 25, 2005:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2000 Stock Option Plan	517,646	$0.48	515,839
2004 Restricted Stock Plan(1)	1,167,487	—	—
2005 Long-Term Equity Inventive Plan	343,937	$18.00	2,018,563
Equity compensation plans not approved by stockholders	—	—	—

Total	2,029,070	$7.47	2,534,402

(1)	1,167,487 shares of restricted stock were issued under our 2004 Restricted Stock Plan and vest pro rata on a daily basis over a five year period which began on November 8, 2004.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections entitled “Principal Accountant Fees and Services” in its Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

See Index to Consolidated Financial Statements appearing on page F-1. All schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

(b) Exhibits.

See Exhibit Index appearing on pages E-1 and E-2 for a list of exhibits filed with or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2006

RUTH’S CHRIS STEAK HOUSE, INC.

By:	/S/ CRAIG S. MILLER
Director, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Ruth’s Chris Steak House, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates

/S/ CRAIG S. MILLER Craig S. Miller	Director, Chief Executive Officer and President (Principal Executive Officer)	March 27, 2006

/S/ THOMAS J. PENNISON, JR. Thomas J. Pennison, Jr.	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 27, 2006

/S/ ROBIN P. SELATI Robin P. Selati	Chairman of the Board	March 27, 2006

/S/ CARLA R. COOPER Carla R. Cooper	Director	March 27, 2006

/S/ BANNUS B. HUDSON Bannus B. Hudson	Director	March 27, 2006

/S/ ALAN VITULI Alan Vituli	Director	March 27, 2006

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Ruth’s Chris Steak House, Inc.:

We have audited the accompanying consolidated balance sheets of Ruth’s Chris Steak House, Inc. and subsidiaries as of December 26, 2004 and December 25, 2005, and the related consolidated statements of income, shareholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 25, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ruth’s Chris Steak House, Inc. and subsidiaries as of December 26, 2004 and December 25, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 2005, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Orlando, Florida

March 10, 2006

Certified Public Accountants

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollar amounts in thousands, except share and per share data)

	December 26, 2004	December 25, 2005
Assets
Current assets:
Cash and cash equivalents	$3,906	$8,985
Accounts receivable, less allowance for doubtful accounts 2004—$275; 2005—$385	5,030	12,820
Inventory	3,665	4,592
Prepaid expenses and other	2,179	2,156
Deferred income taxes	771	262

Total current assets	15,551	28,815
Property and equipment, net	52,739	63,850
Goodwill	30,533	30,533
Deferred income taxes	9,278	9,192
Assets held for sale	2,100	—
Other assets	3,281	1,806

Total assets	$113,482	$134,196

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Current maturities of long-term debt	$—	$—
Accounts payable and accrued expenses	18,577	23,752
Deferred revenue	14,692	18,639
Other current liabilities	452	1,029

Total current liabilities	33,721	43,420
Long-term debt	80,931	38,500
Mandatorily redeemable senior preferred stock (liquidation preference of $39,986 at December 26, 2004 and $0 at December 25, 2005)	39,857	—
Deferred rent	9,767	11,730
Other liabilities	719	281

Total liabilities	164,995	93,931
Commitments and contingencies (Note 14)
Shareholders’ equity (deficit):
Junior preferred stock, par value $.01 per share; authorized 92,000 shares, 72,537 shares issued and outstanding at December 26, 2004 and 0 shares issued and outstanding at December 25, 2005, aggregate liquidation preference of $72,537 at December 26, 2004 and $0 at December 25, 2005	72,537	—
Common stock, par value $.01 per share; 100,000,000 shares authorized, 11,543,889 shares issued and outstanding at December 26, 2004 and 23,074,496 shares issued and outstanding at December 25, 2005,	115	231
Class B common stock, par value $.01 per share; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	5,548	162,567
Accumulated deficit	(129,713)	(122,533)

Total shareholders’ equity (deficit)	(51,513)	40,265

Total liabilities and shareholders’ equity (deficit)	$113,482	$134,196

See accompanying notes to consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(dollar amounts in thousands, except per share data)

	Fiscal Year Ended
	December 28, 2003	December 26, 2004	December 25, 2005
Revenues:
Restaurant sales	$158,578	$182,280	$202,545
Franchise income	8,829	9,500	11,432
Other operating income	373	417	560

Total revenues	167,780	192,197	214,537
Costs and expenses:
Food and beverage costs	55,612	61,412	62,752
Restaurant operating expenses	74,129	82,956	92,950
Marketing and advertising	6,478	6,730	6,783
General and administrative	8,792	10,938	15,208
Depreciation and amortization	6,782	6,469	6,617
Hurricane and relocation costs	—	—	2,660
Loss on impairment	—	—	221
Pre-opening costs	497	364	1,623

Operating income	15,490	23,328	25,723
Other income (expense):
Interest income	68	—	—
Interest expense	(9,587)	(10,320)	(8,453)
Accrued dividends and accretion on mandatorily redeemable senior preferred stock	(2,243)	(5,071)	(1,891)
Other	512	(841)	202

Income from continuing operations before income tax expense	4,240	7,096	15,581
Income tax expense	1,344	735	4,937

Income from continuing operations	2,896	6,361	10,644
Discontinued operations:
Loss (gain) from operations of discontinued restaurants, net of income tax benefit: 2003—$1,057; 2004—$2,811; 2005—$954	1,648	3,919	(289)

Net income	$1,248	$2,442	$10,933

Less dividends earned on mandatorily redeemable senior preferred stock and accretion of discount	$2,135	$—	$—
Less dividends earned on junior preferred stock and warrant expense	4,975	5,373	3,753

Net income (loss) available to common shareholders	$(5,862)	$(2,931)	$7,180

Basic earnings (loss) per share:
Continuing operations	$(0.36)	$0.08	$0.38
Discontinued operations	(0.14)	(0.33)	0.02

Basic earnings (loss) per share	$(0.50)	$(0.25)	$0.40

Diluted earnings (loss) per share:
Continuing operations	$(0.36)	$0.08	$0.37
Discontinued operations	(0.14)	(0.33)	0.02

Diluted earnings (loss) per share	$(0.50)	$(0.25)	$0.39

See accompanying notes to consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

(dollar and share amounts in thousands)

	Junior Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Shareholders’ Equity (Deficit)
	Shares	Value	Shares	Value
Balance at December 29, 2002	62	$62,189	10,376	$104	$5,556	$(120,920)	$(53,071)
Net income	—	—	—	—	—	1,248	1,248
Dividends	—	—	—	—	—	(7,049)	(7,049)
Issuance of junior preferred shares	5	4,975	—	—	—	—	4,975
Accretion of discount on senior redeemable preferred stock	—	—	—	—	—	(61)	(61)

Balance at December 28, 2003	67	67,164	10,376	104	5,556	(126,782)	(53,958)
Net income	—	—	—	—	—	2,442	2,442
Dividends	—	—	—	—	—	(5,373)	(5,373)
Issuance of junior preferred shares	5	5,373	—	—	—	—	5,373
Issuance of restricted common stock	—	—	1,168	11	(8)	—	3

Balance at December 26, 2004	72	72,537	11,544	115	5,548	(129,713)	(51,513)

Net income	—	—	—	—	—	10,933	10,933
Dividends	—	—	—	—	—	(3,707)	(3,707)
Issuance of junior preferred shares	4	3,707	—	—	—	—	3,707
Warrant expense	—	—	—	—	46	(46)	—
Exercise of warrants	—	—	1,494	15	(6)	—	9
Redemption of junior preferred share	(76)	(76,244)	—	—	—	—	(76,244)
Shares issued under stock option plan including tax effects	—	—	661	7	2,626	—	2,633
Compensation expense	—	—	—	—	110	—	110
Issuance of common stock in initial public offering, net of offering costs	—	—	9,375	94	154,243	—	154,337

Balance at December 25, 2005	—	$—	23,074	$231	$162,567	$(122,533)	$40,265

See accompanying notes to consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

C onsolidated Statements of Cash Flows

(dollar amounts in thousands)

	Fiscal Year Ended
	December 28, 2003	December 26, 2004	December 25, 2005
Cash flows from operating activities:
Net income	$1,248	$2,442	$10,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,782	6,469	6,617
Deferred income taxes	(298)	(4,020)	595
Non-cash interest expense	852	1,824	2,980
Loss on sale or disposition of assets	20	21	89
Loss on impairment	1,012	5,594	221
Accrued dividends and accretion on mandatorily redeemable senior preferred stock	2,243	5,071	1,891
Restricted stock compensation	—	—	110
Income tax benefit credited to equity upon exercise of stock options	—	—	2,314
Changes in operating assets and liabilities:
Accounts receivable	112	150	(6,210)
Inventories	(116)	(493)	(927)
Prepaid expenses and other	(313)	(470)	23
Other assets	(18)	(472)	(243)
Accounts payable and accrued expenses	2,836	2,464	5,175
Deferred revenue	936	2,696	3,947
Deferred rent	(240)	(1,086)	1,963
Other liabilities	(442)	780	139

Net cash provided by operating activities	14,614	20,970	29,617

Cash flows from investing activities:
Acquisition of property and equipment	(7,489)	(3,518)	(19,627)
Proceeds on sale or disposition of fixed assets	—	—	2,108
Decrease (increase) in notes receivable	162	—	—

Net cash used in investing activities	(7,327)	(3,518)	(17,519)

Cash flows from financing activities:
Principal repayments on long-term debt	(14,164)	(87,190)	(198,000)
Proceeds from long-term financing	6,750	70,707	155,500
Proceeds from sale of restricted common stock	—	3	—
Redemption of senior preferred stock	—	—	(41,748)
Redemption of junior preferred stock	—	—	(76,243)
Proceeds from exercise of stock options and warrants	—	—	328
Proceeds from issuance of common stock	—	—	154,337
Deferred financing costs	(263)	(2,196)	(1,193)

Net cash used in financing activities	(7,677)	(18,676)	(7,019)

Net increase (decrease) in cash and cash equivalents	(390)	(1,224)	5,079
Cash and cash equivalents at beginning of period	5,520	5,130	3,906

Cash and cash equivalents at end of period	$5,130	$3,906	$8,985

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8,326	$9,467	$6,099
Income taxes	1,008	824	3,144
Supplemental disclosures of non-cash equity information:
Issuance of junior preferred stock in payment of dividends	4,975	5,373	3,707

See accompanying notes to consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

(1) Organization and Description of Business

Ruth’s Chris Steak House, Inc. and its subsidiaries (the “Company”) operate forty-one restaurants and a wholesale restaurant equipment company, and sell franchise rights to franchisees giving them the exclusive right to operate similar restaurants in a particular location designated in the franchise agreement. At December 25, 2005 and December 26, 2004, there were 92 and 86 restaurants operating, respectively. Of the 92 restaurants operating at December 25, 2005, 41 were wholly-owned Company restaurants and 51 were franchise restaurants. Of the 86 restaurants operating at December 26, 2004, 39 were wholly-owned Company restaurants and 47 were franchise restaurants. During 2005, one company-owned restaurant was closed, three company-owned restaurants were opened and four franchise-owned restaurants were opened. During 2004, one franchise restaurant was closed, two wholly-owned Company restaurants were closed and the Company assumed the operation of one franchise restaurant.

In August 2005, the Company and selling shareholders completed an initial public offering of 9,375,000 and 5,575,000 share of common stock, respectively, at $18.00 per share. The Company received net proceeds of approximately $154.3 million from the sale of shares of its common stock in the offering after deducting underwriting discounts and commissions and offering expenses payable by it. The Company used the net proceeds of the offering as follows: (1) approximately $11.7 million was used to redeem all of its outstanding mandatorily redeemable Series A senior cumulative preferred stock (the “Senior Preferred Stock”), (2) approximately $76.2 million to redeem or repurchase all of its outstanding Series B junior cumulative preferred stock (the “Junior Preferred Stock”), (3) approximately $65.5 million was used to repay a portion of the outstanding indebtedness under its senior credit facilities and (4) $0.8 million was used for general working capital needs of the Company.

The Company manages its operations by restaurant. The Company has aggregated its operations to one reportable segment.

(2) Summary of Significant Accounting Policies

(a) Reporting Period

The Company utilizes a 52- or 53-week reporting period ending on the last Sunday of December. The periods ended December 28, 2003 (Fiscal 2003), December 26, 2004 (Fiscal 2004), and December 25, 2005 (Fiscal 2005) each had a 52-week reporting period.

(b) Principles of Consolidation

The consolidated financial statements include the financial statements of Ruth’s Chris Steak House, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

(c) Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(d) Accounts Receivable

Accounts receivable consists primarily of bank credit card receivable, franchise royalty payments receivable, banquet billings receivable, and other miscellaneous receivables.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(e) Allowance for Doubtful Accounts

The Company performs a specific review of major account balances and applies historical collection experience to the various aging categories of receivable balances in establishing an allowance.

(f) Inventories

Inventories consisting of food, beverages, and supplies are stated at the lower of cost or market; cost is determined using the first-in, first-out method.

(g) Property and Equipment

Property and equipment are stated at cost. Expenditures for improvements and major renewals are capitalized, and minor replacement, maintenance, and repairs are charged to expense. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line basis over the shorter of the lease term or the estimated useful life of the assets. The estimated useful lives for assets are as follows: Building and Building Improvements, 20 years; Equipment, 5 years; Furniture and Fixtures, 5 to 7 years; Computer Equipment, 3 years; Leasehold Improvements, 5 to 25 years.

(h) Goodwill

Goodwill represents franchise rights reacquired from franchisees. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is tested annually on a reporting unit (which we define as an individual restaurant) basis for impairment, and is tested more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Based upon the Company’s review, no goodwill impairment charge was required in 2003, 2004, or 2005.

(i) Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining bank and other long-term financing. These fees are amortized using the interest method over the term of the related financing. Amortization expense of deferred financing cost was $813, $1,784, and $2,911 in fiscal 2003, 2004, and 2005, respectively.

(j) Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization are reviewed for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated. The assets and

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

(k) Rent

Certain of the Company’s operating leases contain predetermined fixed escalations of the minimum rent during the term of the lease. For these leases, the Company recognizes the related rent expense on a straight-line basis over the life of the lease and records the difference between amounts charged to operations and amounts paid as deferred rent.

Additionally, certain of the Company’s operating leases contain clauses that provide additional contingent rent based on a percentage of sales greater than certain specified target amounts. The Company recognizes contingent rent expense prior to the achievement of the specified target that triggers the contingent rent, provided achievement of that target is considered probable.

(l) Marketing and Advertising

Marketing and advertising costs are recorded as expense in the period incurred.

(m) Insurance Liability

The Company maintains various policies for workers’ compensation, employee health, general liability and property damage. Pursuant to those policies, the Company is responsible for losses up to certain limits. The Company records a liability for the estimated exposure for aggregate losses below those limits. This liability is based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions.

(n) Pre-Opening Costs

Pre-opening costs incurred with the opening of new restaurants are expensed as incurred. These costs include straight-line rent during the rent holiday period, wages, benefits, travel and lodging for the training and opening management teams, and food, beverage and other restaurant operating expenses incurred prior to a restaurant opening for business.

(o) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(p) Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. Deferred revenue primarily represents the Company’s liability for gift cards that have been sold, but not yet redeemed, and is recorded at the expected redemption value. When the gift cards are redeemed, the Company recognizes restaurant

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

sales and reduces the deferred revenue. Company gift cards redeemed at franchisee-owned locations reduce the deferred revenue but do not result in restaurant sales. The expected redemption value of the gift cards represents the full value of all gift cards issued less the amount the company has recognized as other income for gift cards that are not expected to be redeemed. The Company recognizes as other income the remaining value of gift cards that have not been redeemed 24 months following the date of issue, subject to limitations in some jurisdictions in which we operate.

The Company franchises Ruth’s Chris Steak House restaurants. The Company executes franchise agreements for each franchise restaurant, which sets out the terms of its arrangement with the franchisee. The franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. The Company collects ongoing royalties of 5% of sales from franchise restaurants plus a 1% advertising fee applied to national advertising expenditures. The Company is not required to perform any services for the ongoing royalties and thus these royalties are recognized when the royalties are due from the franchisee on a monthly basis. These ongoing royalties are reflected in the accompanying consolidated statements of income as franchise income. The 1% advertising fee is recorded as a liability against which specified advertising and marketing costs are charged.

The Company executes an area development agreement with franchisees that gives the franchisee rights to develop a specific number of restaurants within a specified area. The Company charges an initial development fee at the time the area agreements are executed. This fee is related to feasibility studies of the area and certification of the franchisee and for the development opportunities lost or deferred as a result of the rights granted. These services are performed prior to the execution of the agreement. The Company recognizes the initial area development fee upon the signing of the area development agreement by the franchisee.

The Company executes separate, site specific, franchise agreements for each restaurant developed by a franchisee under an area development agreement. The Company charges an initial fee at the time the franchise agreement is executed. This fee is related to assistance in site selection and lease negotiation, construction consulting assistance and consulting regarding purchasing and supplies. These services are performed prior to the restaurant opening. The Company recognizes the initial franchise fee when the related restaurant opens.

(q) Foreign Revenues

The Company currently has 10 international franchise locations in Canada, Mexico, Hong Kong and Taiwan. In accordance with its franchise agreements relating to these international locations, the Company receives royalty revenue from these franchisees in U.S. dollars. Franchise fee royalties from international locations made up less than 1% of total revenues in all periods presented.

(r) Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and amendment of SFAS No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by existing accounting standards, the Company has elected to continue to apply the intrinsic-

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net income adjusted for pro forma provision for income taxes if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2003	2004	2005
Net income, as reported	$1,248	$2,442	$7,180
Stock-based employee compensation expense	(15)	(12)	(80)

Pro forma net income	$1,233	$2,430	$7,100

The per share weighted average fair value of stock options granted during 2003, 2004, and 2005 was $0.00, $0.00, and $4.91 respectively, using the Black Scholes option-pricing model with the following weighted average assumptions: 2003—expected dividend yield 0.00%, risk free interest rate of 2.99%; volatility of zero; and an expected life of five years; 2004—expected dividend yield 0.00%, risk free interest rate of 3.48%; volatility of zero; and an expected life of five years; 2005—expected dividend yield 0.00%, risk free interest rate of 4.28%; volatility of 20%; and an expected life of five years.

(s) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(t) Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

•	The carrying amount of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current and long-term liabilities are a reasonable estimate of their fair values.

•	Borrowings under the senior credit facility as of December 25, 2005 and the term loan and revolving credit facility as of December 26, 2004 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

(u) Recent Accounting Pronouncements

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

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The impact of this statement on the Company in fiscal 2006 and beyond will depend on various factors, including, but not limited to, the Company’s future compensation strategy. The Company currently estimates the adoption of SFAS No. 123R will decrease net income and diluted earnings per common share for the year ending December 31, 2006 by approximately $0.02 to $0.03 per share.

(3) Property and Equipment

Property and equipment consists of the following:

	December 26, 2004	December 25, 2005
Land	$6,596	$6,596
Building and building improvements	19,354	18,529
Equipment	17,196	19,045
Computer Equipment	1,823	2,835
Furniture and fixtures	7,693	6,877
Leasehold Improvements	38,084	48,582
Construction-in-progress	807	3,726

	91,553	106,190
Less accumulated depreciation and amortization	(38,814)	(42,340)

	$52,739	$63,850

The Company capitalizes interest as a component of the cost of construction in progress. In connection with assets under construction in 2003, 2004 and 2005, the Company has capitalized $143, $55, and $123 of interest costs, respectively, in accordance with SFAS No. 34, Capitalization of Interest Cost.

(4) Other Assets

Other assets consist of the following:

	December 26, 2004	December 25, 2005
Deposits	$672	$830
Liquor Licenses	362	446
Deferred Financing Costs	2,050	332
Other	197	198

	$3,281	$1,806

(5) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 26, 2004	December 25, 2005
Accounts Payable	$3,592	$5,018
Sales & Use Tax Payable	1,296	2,443
Accrued Payroll & Related Benefits	5,352	6,625
Accrued Interest Payable	1,079	369
Other Accrued Expenses	7,258	9,297

	$18,577	$23,752

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(6) Long-term Debt

Long-term debt consists of the following:

	December 26, 2004	December 25, 2005
2005 Senior Credit Facilities:
Revolving credit facility	$—	$38,500
2004 Senior Credit Facility:
Term loan facility	20,000	—
Revolving credit facility	41,000	—
Senior subordinated notes	19,931	—

	80,931	38,500
Less current maturities	—	—

	$80,931	$38,500

(a) 2005 Senior Credit Facilities

On September 27, 2005, the Company entered into a senior credit facility with Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as documentation agent, and JPMorgan Chase Bank, National Association, Wells Fargo Bank, National Association as co-lead arrangers and Wachovia Bank, N.A. The senior credit facility provides for a five-year revolving credit facility (including letters of credit) of up to $55.0 million, up to $5.0 million of which may be funded through swing line loans. The senior credit facility also provides that the revolving credit facility may be increased by up to $25.0 million at the Company’s request (for a total commitment of $80.0 million.) The Company used the $38.5 million funded at closing under the Credit Agreement to prepay and retire borrowings under its previous credit facility and to pay related fees and expenses.

As of December 25, 2005, the Company had an aggregate of $38.5 million of outstanding indebtedness under its senior credit facility at an interest rate of 4.875%. The Company had three outstanding letters of credit as of December 25, 2005 totaling $1.9 million. The Company was in compliance with its financial and restrictive covenants under its senior credit facilities at December 25, 2005.

Borrowings under the Company’s senior credit facility bear interest at either (1) the sum of the base rate plus a margin based on its consolidated leverage ratio, ranging from 0.000% to 0.250%, or (2) the sum of the Eurodollar rate plus a margin based on its consolidated leverage ratio, ranging from 0.625% to 1.500%. The base rate equals the higher of the prime rate and the overnight federal funds rate plus 0.500%. The Company’s obligations under the senior credit facility are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries.

The Company’s senior credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA, as defined in the senior credit facility, a minimum ratio of EBITDA plus certain rental expenses to fixed charges (including consolidated maintenance capital expenditures) and a minimum ratio of EBITDA plus certain rental expenses to fixed charges (including consolidated capital expenses). The senior credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, changes of control, the incurrence of indebtedness, providing financing and investments and transactions with affiliates. The senior credit facility also contains customary events of default. The Company was in compliance with all covenants at December 25, 2005.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

On March 11, 2005, the Company entered into a financing agreement with a syndicate of commercial banks and other institutional lenders. The financing consisted of a $105 million term loan facility and a $15 million revolving credit facility with no amounts drawn at closing. The term loan facility will bear interest at either the base rate plus 2.00% or the Eurodollar rate plus 3.00%. The revolving credit facility will bear interest at either the base rate plus a margin of 1.25%–2.25% or the Eurodollar rate plus a margin of 2.25%–3.25%. The base rate is defined as the higher of the prime rate or the Federal Funds effective rate plus .50%. The interest rate margins applicable to the revolving credit facility are based on the Company’s consolidated pricing leverage ratio. The term loan interest and fees are payable monthly and the principal is payable in quarterly payments ranging from $829 to $2,579 commencing June 30, 2005, with the remaining unpaid balance due on March 11, 2011. The revolving credit facility interest and fees are payable monthly and all outstanding amounts are due upon maturity at March 11, 2010. The proceeds from the financing agreement were used to pay amounts outstanding under the Company’s existing balances of the term loan, revolving credit facility and the senior subordinated notes. In addition, $21.1 million of the proceeds were used to pay all outstanding dividends payable on the Senior Preferred Stock and to redeem approximately 8,907 shares of the Senior Preferred Stock valued at $8,907. In connection with this refinancing, the Company wrote off deferred financing costs relating to the 2004 Senior Credit Facility and senior subordinated debt in the amount of $1,639 and capitalized financing costs relating to the new debt in the amount of $786. All outstanding borrowings under this senior credit facility were repaid on September 27, 2005.

(b) 2004 Senior Credit Facility

On April 1, 2004, the Company entered into a financing agreement with a commercial lender. The financing consisted of a $20 million term loan facility and a $50 million revolving credit facility. The term loan facility bears interest at the commercial lender’s prime rate plus 4.25% (9.50% at December 26, 2004) and the revolving credit facility bears interest at LIBOR plus 3.50% (5.90% at December 26, 2004). Interest and fees must be paid monthly and the principal is due upon maturity of the financing agreement on June 30, 2006. The proceeds from the refinancing agreement were used to pay the existing balances of the Tranche A and B term loans, the original revolving credit facility, and $13 million of the Senior Subordinated Notes. At December 26, 2004, the Company has $1.7 million of outstanding letters of credit, reducing the amount available on the revolving credit facility to $7.3 million. The Company incurs commitment fees equal to  1/2 of 1% on the unused portion of the revolving credit facility. The Company is allowed under the financing agreement to make voluntary prepayments of term principal. In addition, the Company is required to make additional principal payments if there is excess operating cash flow, as defined in the financing agreement, and in the event of any capital contributions, sale or issuance of equity, asset sales, or receipt of proceeds from any recovery event, as defined in the financing agreement. The financing agreement contains certain restrictive covenants, which, among other things, require the Company to comply with certain financial covenants (as defined in the agreement), including a minimum interest coverage, a minimum consolidated EBITDA, a minimum fixed charge coverage ratio, and a maximum leverage ratio, and places limitations on dividends, indebtedness, capital expenditures, and certain transactions with affiliates. The Company was in compliance with all covenants at December 26, 2004. In connection with this financing agreement, the Company wrote off deferred financing costs relating to the old debt in the amount of $774 and capitalized financing costs relating to the new debt in the amount of $2,196. All outstanding borrowings under this senior credit facility were repaid on March 11, 2005.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(c) Senior Subordinated Notes

The Senior Subordinated Notes bear interest at 13.0% and were due September 30, 2006. These notes are subordinated to any amounts outstanding under the Senior Credit Facility. Interest is payable semi-annually on March 31 and September 30. Beginning after September 30, 2002, the Senior Subordinated Notes were subject to redemption at the option of the Company in whole or in part, at the redemption prices set forth below, plus accrued interest.

Twelve Month Period Beginning September 30	Percentage of Principal Amount
2002	106.25%
2003	103.25%
2004	101.63%
2005	100.00%
2006	100.00%

On April 1, 2004, the Company entered into a financing agreement with a commercial lender and used a portion of its borrowings thereunder to redeem $13,000 of the Senior Subordinated Notes. In addition, the Company redeemed $6,000 of the Senior Subordinated Notes in each of June 2004 and December 2004, for a total redemption in 2004 of $25,000. The Company was required to pay a total of $715 in excess of the principal amount of the Senior Subordinated Notes redeemed in 2004 as a result of its payment of the required redemption premiums as set forth above. As of March 11, 2005, all borrowings under the Senior Subordinated Notes then outstanding were repaid.

The Senior Subordinated Notes contained certain restrictive covenants which, among other things, limited the Company’s ability to incur additional indebtedness, pay dividends, consummate certain asset sales, and enter into certain transactions with affiliates.

In conjunction with the issuance of the Senior Subordinated Notes, a warrant exercisable for 28,302 shares of the Company’s Class A Common Stock was issued. The difference between the carrying value of the Senior Subordinated Notes and the liquidation value of the Senior Subordinated Notes was being accreted by periodic charges to operations over the 7-year term of the Senior Subordinated Notes. The remaining value was recognized during 2005 upon retirement of the Senior Subordinated Notes.

(7) Mandatorily Redeemable Senior Preferred Stock

The Company’s 14% mandatorily redeemable Senior Preferred Stock is reflected as a liability in the consolidated financial statements.

The Company is authorized to issue 58,000 shares of the 14% Senior Preferred Stock with a par value of $.01 per share. The Senior Preferred Stock has a $1,000.00 per share liquidation value, plus accrued and unpaid dividends and has limited voting rights as discussed below. In the event of liquidation or dissolution, all shares of Senior Preferred Stock, including accrued and unpaid dividends, rank senior to all other classes of stock. In September 1999, the Company issued 20,000 shares of Senior Preferred Stock for $19,623.

Holders of the Senior Preferred Stock are entitled to receive, when and if declared, dividends at a rate equal to 14% per annum, which are cumulative and accrue from date of issuance and are compounded annually. Dividends are payable in cash or additional shares of fully paid and non-assessable Senior Preferred Stock. All

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

accrued dividends on the Senior Redeemable Preferred Stock must be paid in cash prior to the payment of any cash dividends on any other series or class of capital stock. The Company is not permitted to pay cash dividends or make other cash distributions pursuant to certain debt agreements.

On March 23, 2005, the Company amended its Articles of Incorporation to extend the scheduled redemption date for the Senior Preferred Stock to September 17, 2011, from a previous scheduled redemption date of September 17, 2007, in each case to be redeemed at a price per share equal to the liquidation value thereof, plus all accrued and unpaid dividends on the Senior Preferred Stock. The Company may at any time, at its option and if permitted by debt agreements, redeem all or a portion of the Senior Preferred Stock then outstanding at a price per share equal to the liquidation value thereof, plus all accrued and unpaid dividends on the Senior Preferred Stock outstanding. In addition, the Company may redeem all the outstanding shares of Senior Preferred Stock at a price equal to liquidation value, plus all accrued and unpaid dividends on such shares, in the event of (i) a change in control, (ii) an initial public offering of the Company’s common stock, (iii) default under Articles of Incorporation and the Securities Purchase Agreement, (iv) default and acceleration under credit facilities, or (v) default on redemption of the Senior Preferred Stock.

Holders of the Senior Preferred Stock have voting rights with respect to certain matters that could adversely affect their rights. The Senior Preferred Stock does not include any rights for conversion to common stock.

As discussed above, the Company issued 20,000 shares of Senior Preferred Stock with a mandatory redemption value of $20 million for total proceeds of $19,623. Such price was determined to be the fair value of this financial instrument (see also Note 8). Deferred financing costs of $600 were netted against the Senior Preferred Stock at issuance. These deferred financing costs were reclassed to Other Assets in the consolidated financial statements in connection with the implementation of SFAS No. 150. The corresponding reduction in redemption value of the preferred stock is recorded as an issuance discount and is being accreted through the preferred stock mandatory redemption date as follows:

	Number of Shares	Mandatory Redemption Value	Unamortized Issuance Discount	Unamortized Deferred Financing Cost	Net Book Value
Balance at December 29, 2002	30,668	$30,668	$(226)	$(352)	$30,090
Accrual of dividends and accretion of issuance discount	4,294	4,294	50	—	4,344
Reclass to Other Assets	—	—	—	352	352

Balance at December 28, 2003	34,962	34,962	(176)	—	34,786
Accrual of dividends and accretion of issuance discount	5,024	5,024	47	—	5,071

Balance at December 26, 2004	39,986	39,986	(129)	—	39,857
Redemption of senior preferred stock	(41,748)	(41,748)	—	—	(41,748)
Accrual of dividends and accretion of issuance discount	1,762	1,762	129	—	1,891

Balance at December 25, 2005	—	$—	$—	$—	$—

(8) Shareholders’ Equity

The Junior Preferred Stock earns cumulative dividends of 8% annually, payable in cash or in additional shares of fully paid and non-assessable Junior Preferred Stock. All accrued dividends on the Junior Preferred Stock must be paid in cash prior to the payment of any cash dividends on any other series or class of capital stock

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

other than the Senior Preferred Stock. Holders of the Junior Preferred Stock have voting rights with respect to certain matters that could adversely affect their rights. The Company or the holders of the Junior Preferred Stock may elect to convert the Junior Preferred Stock to Class A Common Stock in the event of an initial public offering. The amount of Class A Common Stock issued upon conversion is determined as the liquidation value of the Junior Preferred Stock (plus all accrued and unpaid dividends) as of the date of the consummation of the initial public offering divided by the selling price per share of the common stock to the public in the initial public offering.

The holders of the Class A Common Stock are entitled to one vote per share on all matters to be voted on by the Company’s shareholders. Holders of Class A Common Stock are entitled to convert, at any time and from time to time, any or all of the shares of Class A Common Stock held by such holder into the same number of shares of Class B Common Stock.

The holders of the Class B Common Stock do not have voting rights. Holders of Class B Common Stock are entitled to convert, at any time and from time to time, any or all of the shares of Class B Common Stock held by such holder into the same number of shares of Class A Common Stock.

In conjunction with the issuance of the Senior Preferred Stock, a warrant exercisable for 783,125 shares of the Company’s Class B Common Stock was issued. The warrant is exercisable at a price of $.01 per share in whole at any time and in part from time to time for a period of 10 years after issuance. The warrants were valued at an amount equal to the Class A Common stock sold at the time of the warrant issue, because the rights and privileges of the Class B Common stock to be received upon the exercise of the warrants was substantially the same as the Class A Common stock sold at the same time. The value attributable to the warrants resulting from the allocation of the aggregate proceeds from the Senior Preferred Stock was $377 and is included in additional paid in capital on the consolidated balance sheets. In November 2004, an additional warrant exercisable for 70,508 shares of Class B Common Stock was issued pursuant to the anti-dilution provisions of the initial warrant agreement. These warrants were valued in accordance with the third party valuation of a share of common stock ($0.37 per share) and the issuance of the warrants was treated for accounting purposes as a distribution to the warrant holders. These warrants were exercised and sold by selling shareholders in conjunction with the Company’s Initial Public Offering.

In conjunction with the issuance of the Senior Subordinated Notes, a warrant exercisable for 587,346 shares of the Company’s Class A Common Stock was issued. The warrant is exercisable at a price of $.01 per share in whole at any time and in part from time to time for a period of 10 years after issuance. The warrants were valued at an amount equal to the Class A Common stock sold at the time of the warrant issue, because the rights and privileges of the Class B Common stock to be received upon the exercise of the warrants, was substantially the same as the Class A Common stock sold at the same time. The value attributable to the warrants resulting from the allocation of the aggregate proceeds from the Senior Subordinated Notes was $283 and is included in additional paid in capital on the consolidated balance sheets. The warrants contain certain anti-dilution provisions. During fiscal 2004, an additional warrant exercisable for 52,878 shares of Class A Common Stock was issued pursuant to the anti-dilution provisions of the initial warrant agreement. These warrants were valued in accordance with the third party valuation of a share of common stock ($0.37 per share) and the issuance of the warrants was treated for accounting purposes as a distribution to the warrant holders. These warrants were exercised and sold by selling shareholders in conjunction with the Company’s Initial Public Offering.

(9) Employee Benefit Plan

In 2000, the Company established a 401(k) plan. Eligible employees may contribute up to 15% of their annual compensation. At the discretion of the Company’s management and Board of Directors, the Company can

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

match the employees’ contributions at year end. Employees vest in the Company’s contributions based upon their years of service. The Company’s expenses relating to matching contributions were approximately $108, $141, and $112 for Fiscal 2003, 2004 and 2005, respectively. During 2005, the Company added a profit sharing component to the 401(k) plan that provided for a payment to all employees if the Company achieved certain predetermined financial targets. The Company’s expense related to the profit sharing was approximately $398 for Fiscal 2005.

(10) Incentive and Stock Option Plans

The Company established a stock option plan (the 2000 Stock Option Plan) which allows the Company’s Board of Directors to grant stock options to directors, officers, key employees, and other key individuals performing services for the Company. The 2000 Stock Option Plan authorizes grants of options to purchase up to 1,765,981 shares of authorized but unissued Class A Common Stock. The Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to ten years from date of grant.

The Company established a restricted stock plan (the 2004 Restricted Stock Plan), which allows the Company’s Board of Directors to grant restricted stock to directors, officers and other key employees. The 2004 Restricted Stock Plan authorizes restricted stock grants of up to 1,167,487 shares of authorized but unissued Class A Common Stock.

Under the Company’s 2000 Stock Option Plan there are 1,765,981 shares of Class A Common Stock reserved for issue at December 25, 2005 and 515,839 shares available for future grants. Under the Company’s 2004 Restricted Stock Plan, there are 1,167,487 shares of Class A Common Stock reserved for issue at December 25, 2005 and no shares available for future grants.

In connection with the initial public offering, the Company adopted the Ruth’s Chris Steak House, Inc. 2005 Long-Term Equity Incentive Plan (the 2005 Equity Incentive Plan), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees, and other key individuals performing services for the Company. The 2005 Equity Incentive Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. In 2005, in conjunction with the initial public offering, the Company issued 350,000 stock options with an exercise price of $18.00 per share under the 2005 Equity Incentive Plan. Under the Company’s 2005 Long-Term Equity Incentive Plan, there are 2,362,500 shares of Common Stock reserved for issue at December 25, 2005 and 2,018,563 shares available for future grants.

In November 2004, the Company issued 147,338 stock options with an exercise price of approximately $0.48 per share under the 2000 Stock Plan and 1,167,487 shares of restricted stock for less than $0.01 per share under the 2004 Restricted Stock Plan. The fair value of a share of restricted stock on the date of issuance was determined to be $0.29 per share based on a retrospective valuation performed by an unrelated valuation specialist, resulting in compensation expense of approximately $333 related to the sale of the 1,167,487 shares of restricted stock at less than $0.01 per share. This amount will be recognized over the five year vesting period for the restricted stock.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Stock option activity during the periods indicated is as follows:

	2003		2004		2005
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	1,371,971	$0.48	1,176,985	$0.48	1,250,135	$0.48
Granted	197,144	0.48	147,338	0.48	350,000	18.00
Exercised	—	—	—	—	(662,105)	0.48
Forfeited	(392,130)	0.48	(74,188)	0.48	(76,447)	1.87

Outstanding at end of year	1,176,985	0.48	1,250,135	0.48	861,583	7.47

Options exercisable at year end	817,236	$0.48	895,018	$0.48	385,894	$1.67

(11) Earnings per share

Basic earnings per common share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the fiscal year. Basic and diluted earnings per common share for the fiscal years 2003, 2004, and 2005 were determined on the assumption that all outstanding warrants were exercised as of the beginning of each fiscal year. Diluted earnings per share for fiscal years 2003 and 2004 exclude 1,176,985 and 1,250,135 stock options, respectively, at a weighted average price of $0.48 for each year, which were outstanding during the period but were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
	2003	2004	2005
Income (loss) available to common stockholders	$(5,862)	$(2,931)	$7,180

Shares:
Weighted average number of common shares outstanding	11,746,868	11,917,093	17,961,198
Dilutive stock options	—	—	748,943

Weighted average number of common shares outstanding	11,746,868	11,917,093	18,710,141

Basic earnings (loss) per common share:
Continuing operations	$(0.36)	$0.08	$0.38
Discontinued operations	(0.14)	(0.33)	0.02

Basic earnings (loss) per common share	$(0.50)	$(0.25)	$0.40

Diluted earnings (loss) per common share:
Continuing operations	$(0.36)	$0.08	$0.37
Discontinued operations	(0.14)	(0.33)	0.02

Diluted earnings (loss) per common share	$(0.50)	$(0.25)	$0.39

On August 1, 2005, the Company completed a 20.75281-for-1 stock split of its common stock. Accordingly, basic and diluted shares for all periods presented have been adjusted for the stock split.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(12) Income Taxes

Income tax expense (benefit) from continuing operations consists of the following:

	Current	Deferred	Total
Year ended December 28, 2003:
U.S. Federal	$206	$1,365	$1,571
State	464	(1,063)	(599)
Foreign	372	—	372

	$1,042	$302	$1,344

Year ended December 26, 2004:
U.S. Federal	$2,652	$(934)	$1,718
State	453	(1,687)	(1,234)
Foreign	251	—	251

	$3,356	$(2,621)	$735

Year ended December 25, 2005:
U.S. Federal	$4,558	$(576)	$3,982
State	577	178	755
Foreign	200	—	200

	$5,335	$(398)	$4,937

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	2003	2004	2005
Income tax expense at statutory rates	$1,442	$2,315	$5,353
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	(396)	(814)	498
Foreign tax credit	(372)	(251)	(200)
FICA tax credit	—	(2,030)	(1,693)
Nondeductible accrued dividends and accretion of mandatorily redeemable preferred stock	763	1,724	643
Other	(93)	(209)	336

	$1,344	$735	$4,937

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

	December 26, 2004	December 25, 2005
Deferred tax assets:
Accounts payable and accrued expenses	$717	$240
Pre-opening costs	33	—
Deferred rent	1,401	1,387
Net state operating loss carryforwards	5,196	4,876
Tax credit carryforwards	3,503	3,457
Property and equipment	1,695	2,307
Other	81	55

Gross deferred tax assets	12,626	12,322
Deferred tax liabilities:
Intangible assets	(2,553)	(2,831)
Other	(24)	(37)

Net deferred tax assets	$10,049	$9,454

There was no valuation allowance for deferred tax assets at December 26, 2004 and $61 as of December 25, 2005. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

As of December 25, 2005, the Company has state net operating loss carry-forwards and tax credit carry-forwards of $76,563 and $3,456, respectively, which are available to offset federal and state taxable income through 2025.

(13) Leases

All of the Company’s owned restaurants operate in leased premises, with the exception of the Ruth’s Chris Steak House locations in New Orleans, Metairie, Houston, Columbus, Palm Desert, Palm Beach, Ft. Lauderdale and Sarasota, which are owned properties. Remaining lease terms range from approximately 4 to 25 years, including anticipated renewal options. The leases generally provide for minimum annual rental payments and are subject to escalations based upon increases in the Consumer Price Index, real estate taxes, and other costs. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. Certain leases also provide for rent deferral during the initial term of such lease and/or scheduled minimum rent increases during the terms of the leases. For financial reporting purposes, rent expense is recorded on a straight-line basis over the life of the lease. Accordingly, included in long-term liabilities in the accompanying consolidated balance sheets at December 28, 2003, December 26, 2004, and December 25, 2005 are accruals related to such rent deferrals and the pro rata portion of scheduled rent increases of approximately $10.8 million, $9.8 million, and $11.7 million respectively, net of the current portion included in other current liabilities of $0.3 million, $0.3 million, and $1.0 million, respectively.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Future minimum annual rental commitments under leases as of December 25, 2005 are as follows:

2006	$8,654
2007	8,867
2008	8,497
2009	7,734
2010	7,677
Thereafter	35,089

$76,518

Rental expense consists of the following:

	Fiscal Year
	2003	2004	2005
Minimum rentals	$7,196	$7,651	$7,379
Contingent rentals	1,721	2,138	2,614

	$8,917	$9,789	$9,993

(14) Commitments and Contingencies

Ruth’s Chris Steak House, Inc. guaranteed a franchisee’s operating lease for a restaurant located in Detroit, Michigan. The amount guaranteed includes annual minimum lease payments of approximately $0.2 million through August 2010, the expiration of the first renewal term, and through one subsequent renewal term, which option may be exercised by the franchisee.

The Company currently buys most of its beef from one supplier. Although there are a limited number of beef suppliers, management believes that other suppliers could provide similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely.

During 2004, the Company was a defendant in a labor code class action lawsuit filed in the Superior Court of California, Orange County. In April 2005, the Company resolved this matter in principle by agreeing to pay $1,625. The Company has accrued $1,625 in other accrued liabilities as of December 26, 2004. Related to this case, the Company’s insurance carrier agreed to reimburse certain legal expenses totaling $288, which is included in other current assets as of December 26, 2004. The Company paid the $1,625 during 2005 and as of December 25, 2005 there are no outstanding liabilities or receivables associated with this lawsuit.

The Company is subject to other various claims, possible legal actions, and other matters arising in the normal course of business. Management does not expect disposition of these other matters to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

(15) Related Party Transactions

During fiscal 2003 and 2004, the Company was required to pay an annual monitoring fee to Madison Dearborn of $150.

(16) Discontinued Operations

During August 2005, the Company entered into an agreement with the Manhattan (UN), New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

replacement lease, and attorneys fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with landlord for the remaining term. This agreement resulted in a reduction of previously recorded rental liability. At December 25, 2005, the Company maintained a contingent lease liability of $0.2 million related to this property.

On December 24, 2004, the Company decided to close one of the two Ruth’s Chris Steak House locations in Manhattan, NY. Prior to and including 2004, the Company experienced operating losses at its Manhattan-UN restaurant location, which operates in leased premises. As a result of the underperforming operation, the Company determined the discontinuance of the Manhattan-UN operation was in its best interest. This closure was evaluated for lease liability and asset impairment in accordance with the Company’s policy. In connection with its exit activity from Manhattan-UN, the Company incurred a pretax loss of approximately $5.5 million, including impairment losses related to assets abandoned of $4.9 million, and contract termination costs associated with lease obligations of $600, which were accrued in other liabilities in the accompanying consolidated balance sheets. The Company accounted for its exit costs in accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which required that such costs be expensed in the periods such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying consolidated income statements. The Company determined that the closed restaurant should be accounted for as discontinued operations because the Company does not expect any further direct or indirect cash inflows from the discontinued restaurant, since the restaurant has completely ceased operation. The Company does not expect any cash inflows from migration to its remaining Manhattan, New York location as the remaining location is in a different geographic market within Manhattan, New York and has a different customer base than the closed restaurant. The Company continued direct cash outflows associated with the fixed portion of rent at the closed restaurant in the amount of approximately $45 per month until the August 2005 agreement. The Company has determined that these cash outflows are not significant continuing direct cash outflows.

In October of 2004, the Company announced its plan to close its Ruth’s Chris Steak House location in Sugar Land, TX. Prior to and including 2004, the Company experienced operating losses at its Sugar Land restaurant location, which is an owned property. As a result of the underperforming operation, the Company determined the discontinuance of the Sugar Land operation was in its best interest. On October 31, 2004, the Company closed the Sugar Land location and recorded the related assets as “Assets held for sale” in the Company’s consolidated balance sheets. Assets held for sale, which include land, building, equipment and furniture, are recorded at their estimated net realizable value of $2.1 million. The Company recorded a pre-tax charge of $80 as a loss due to impairment on the income statement in order to reduce the assets to net realizable value. Subsequent to year end, the Company entered into a real estate purchase and sale agreement to sell the assets for $2.1 million.

During 2003, sales of the Ruth’s Chris Steak House location in Sugar Land, TX, decreased due to the slowing economy in the surrounding area and the impact of negative repercussions from the downturn in the major industries in the area. This change required an impairment analysis to be performed in accordance with SFAS No. 144. The estimated undiscounted future cash flows generated by the restaurant were less than the building’s carrying value. The carrying value of the building was reduced to fair market value. This resulted in a pre-tax charge of $1,012 recorded as a loss due to impairment on the income statement. Management estimated fair market value using a third-party appraisal.

As discussed in Note 2 to the consolidated financial statements, the Company accounts for its closed restaurants in accordance with the provisions of SFAS No. 144. Therefore, when a restaurant is closed, and the

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

restaurant is either held for sale or abandoned, the restaurant’s operations are eliminated from the ongoing operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, are reclassified.

Discontinued operations consist of the following:

	Fiscal Year
	2003	2004	2005
Revenues	$4,116	$5,685	$—
Income (loss) before income tax	(2,705)	(6,730)	(665)
Income (loss) from operations of discontinued restaurants, net of income tax benefit	$(1,648)	$(3,919)	$289

(17) Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data:

	March 28, 2004	June 27, 2004	September 26, 2004	December 26, 2004		March 27, 2005	June 26, 2005	September 25, 2005	December 25, 2005
Revenues	$49,906	$47,473	$42,214	$52,608		$56,653	$52,668	$46,475	$58,741
Operating income	7,007	4,754	3,291	8,281		9,634	6,317	3,340	6,432
Net income	2,458	457	(3,304)	2,831		2,291	3,081	1,229	4,332
Net income (loss) available to common shareholders	$1,141	$(860)	$(4,621)	$1,409		$869	$1,613	$368	$4,330
Basic earnings (loss) per share:
Continuing operations	$0.11	$(0.05)	$(0.11)	$0.13		$0.11	$0.14	$—	$0.16
Discontinued operations	(0.01)	(0.02)	(0.28)	(0.02)		(0.04)	(0.02)	0.02	0.03

Basic earnings (loss) per share	$0.10	$(0.07)	$(0.39)	$0.11		$0.07	$0.12	$0.02	$0.19

Diluted earnings (loss) per share:
Continuing operations	$0.11	$(0.05)	$(0.11)	$0.13		$0.10	$0.13	$—	$0.15
Discontinued operations	(0.01)	(0.02)	(0.28)	(0.0,	)	(0.04)	(0.02)	0.02	0.03

Diluted earnings (loss) per share	$0.10	$(0.07)	$(0.39)	$0.11		$0.06	$0.11	$0.02	$0.18

During the quarters ended December 28, 2003, and September 26, 2004, the Company recorded charges to earnings of $1,012 and $5,297, respectively, related to impairment charges on discontinued operations (Note 16). During the quarter ended December 26, 2004, the Company recorded a charge to earnings of $600 related to contract termination costs associated with lease obligations (Note 16) and accrued $1.6 million related to certain legal matters (Note 14). During the quarter ended June 27, 2004, the Company wrote off $774 of deferred financing costs (Note 6). During the quarters ended September 25, 2005 and December 25, 2005, the Company incurred hurricane and relocation costs of $1.2 million and $1.5 million, respectively.

(18) Subsequent Events

On January 17, 2006, the Company entered into a three year interest rate swap with notional amounts totaling $15 million through March 27, 2007, $10 million through March 27, 2008, and $5 million through its

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

expiration on March 27, 2009, to reduce the impact of changes in interest rates on a portion of the senior credit facility. The interest rate swap is designated as a cash flow hedge for purposes of SFAS No. 133 and allows the Company to receive floating rate receipts based on the Eurodollar rate in exchange for making fixed rate payments of 4.81%. The swap agreement effectively changes the Company’s interest rate exposure on the senior credit facility from a floating rate to a fixed rate on $15 million of the total balance outstanding through March 27, 2007. The balance of the senior credit facility above $15 million, if any, would remain at a floating rate of interest based on the prime rate or Eurodollar rate. Under both agreements, the Company’s total interest rate is based upon the prime rate or Eurodollar rate plus a margin based on the Company’s consolidated leverage ratio, ranging from 0.0% to 0.25% and 0.625% to 1.50% for the prime rate or Eurodollar rate, respectively.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement dated as of August 8, 2005 between Ruth’s Chris Steak House, Inc. and Banc of America Securities LLC, Wachovia Capital Markets, LLC, Goldman, Sachs & Co., RBC Capital Markets Corporation, CIBC World Markets Corp., SG Cowen & Co., LLC and Piper Jaffray & Co., as representatives of the underwriters set forth in Schedule A thereto (incorporated by reference to Exhibit 1.1 of Ruth’s Chris Steak House, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124285), as amended, which became effective on August 8, 2005 (the “Registration Statement”)).

3.1	Amended and Restated Certificate of Incorporation of Ruth’s Chris Steak House, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement, as filed on August 3, 2005).

3.2	Restated By-Laws of Ruth’s Chris Steak House, Inc. (incorporated by reference to Exhibit 3.2 of the Registration Statement, as filed on July 12, 2005).

4.1	Form of Certificate of Common Stock of Ruth’s Chris Steak House, Inc. (incorporated by reference to Exhibit 4.1 of the Registration Statement, as filed on August 3, 2005).

10.1	Transaction and Merger Agreement, dated as of July 16, 1999, among the Registrant, RUF Merger Corp., Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P. and Special Advisors Fund I, LLC (incorporated by reference to Exhibit 10.1 of the Registration Statement, as filed on April 25, 2005).

10.2	License Agreement, dated as of July 16, 1999, between Ruth U. Fertel and the Registrant (incorporated by reference to Exhibit 10.4 of the Registration Statement, as filed on April 25, 2005).

10.3	2005 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.13 of the Registration Statement, as filed on August 8, 2005). *

10.4	2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.14 of the Registration Statement, as filed on April 25, 2005). *

10.5	Amendment No. 1 to the 2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.15 of the Registration Statement, as filed on June 7, 2005). *

10.6	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.16 of the Registration Statement, as filed on April 25, 2005). *

10.7	2000 Stock Option Plan (incorporated by reference to Exhibit 10.17 of the Registration Statement, as filed on April 25, 2005). *

10.8	Form of Stock Option Agreement under 2000 Stock Option Plan (incorporated by reference to Exhibit 10.18 of the Registration Statement, as filed on April 25, 2005). *

10.9	Employment agreement of Craig S. Miller (incorporated by reference to Exhibit 10.19 of the Registration Statement, as filed on April 25, 2005). *

10.10	Employment agreement of Geoffrey D.K. Stiles (incorporated by reference to Exhibit 10.20 of the Registration Statement, as filed on April 25, 2005). *

10.11	Credit Agreement, dated September 27, 2005, among the Registrant, as Borrower, the Lenders listed therein, as Lenders and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the Company on September 30, 2005).

10.12	Form of Stock Option Agreement under 2005 Long Term Equity Incentive Plan (incorporated by reference to Exhibit 10.22 of the Registration Statement, as filed on August 8, 2005).

10.13	Management Bonus Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on September 30, 2005). *

10.14	Deferred Compensation Plan of the Company (incorporated by reference to Exhibits 10.1 and 10.2 of the Current Report on Form 8-K filed by the Company on November 2, 2005). *

E-1

Exhibit	Description
10.15	Deferred Compensation Plan of RCSH Management, Inc. (incorporated by reference to Exhibits 10.1 and 10.3 of the Current Report on Form 8-K filed by the Company on November 2, 2005). *

10.16	Form of Employment Agreement entered into between the Registrant and each of Anthony M. Lavely, David L. Cattell, Thomas S. Pennison, Jr. and Thomas E. O’Keefe, Jr. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 30, 2005).*

10.17	Shareholders Agreement between the Registrant, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., Special Advisors Fund I, LLC, First Union Investors, Inc., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore and each of the stockholders of the Registrant identified as Investors therein (incorporated by reference to Exhibit 10.2 of the Registration Statement, as filed on April 25, 2005).

10.18	Registration Agreement between the Registrant, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P. and Special Advisors Fund I, LLC, First Union Investors, Inc., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, and each of the stockholders of the registrant identified as Investors therein (incorporated by reference to Exhibit 10.3 of the Registration Statement, as filed on April 25, 2005).

21	Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registration Statement as filed on April 25, 2005).

23.1	Consent of KPMG LLP**

31.1	Rule 13a—14(a) Certifications of Ruth’s Chris Steak House, Inc.’s Chief Executive Officer **

31.2	Rule 13a—14(a) Certifications of Ruth’s Chris Steak House, Inc.’s Chief Financial Officer **

32.1	Section 1350 Certifications of Ruth’s Chris Steak House, Inc.’s Chief Executive Officer **

32.2	Section 1350 Certifications of Ruth’s Chris Steak House, Inc.’s Chief Financial Officer **

*	Management Contract of compensatory plan or arrangement required to be filed and an exhibit pursuant to Item 15 of Form 10-K.

**	Filed or furnished herewith.

E-2