Form 10-Q
period 2006-03-26
Ruths Chris Steak House, Inc.
filed 2006-05-03
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2006

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

The number of shares outstanding of the registrant’s common stock as of April 28, 2006, was 23,136,501.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe our objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: the impact of adverse weather conditions, including the impact of Hurricane Katrina, on the Company’s operations; changes in economic conditions and trends generally; changes in consumer preferences or discretionary spending; the effect of competition in the restaurant industry; the Company’s ability to achieve market acceptance, particularly in new markets; the Company’s ability to achieve and manage its

ii

planned expansion; the Company’s ability to execute its business strategy effectively; health concerns about beef or other food products; reductions in the availability of, or increases in the cost of, USDA Prime grade beef and other food items; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; the Company’s ability to protect its name and logo and other proprietary information; the impact of litigation; and the loss of key management personnel. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005 filed by the Company, as well as the Company’s other filings with the Securities and Exchange Commission (the “SEC”), all of which are available on the SECs website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s Chris,” “we,” “us”, or “our” or similar words are to Ruth’s Chris Steak House, Inc., and its direct wholly owned subsidiaries. Ruth’s Chris Steak House, Inc. is a Delaware corporation, and was founded in 1965.

In August 2005, we completed a 20.75281-for-1 split of our common stock. All prior share and per share amounts included in this report give retroactive effect to the stock split.

Stockholders and other security holders or buyers of our securities or our other creditors should not assume that material events subsequent to the date of this report have not occurred.

iii

PART 1 – FINANCIAL STATEMENTS

ITEM 1 – FINANCIAL STATEMENTS

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except per share data)

	December 25, 2005	March 26, 2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,985	$8,377
Accounts receivable, less allowance for doubtful accounts 2005 - $385; 2006 - $416 (unaudited)	12,820	9,325
Inventory	4,592	4,608
Prepaid expenses and other	2,156	1,800
Deferred income taxes	262	308

Total current assets	28,815	24,418

Property and equipment, net	63,850	65,475
Goodwill	30,533	30,533
Deferred income taxes	9,192	8,614
Other assets	1,806	1,903

Total assets	$134,196	$130,943

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$23,752	$20,410
Deferred revenue	18,639	17,047
Other current liabilities	1,029	1,663

Total current liabilities	43,420	39,120

Long-term debt	38,500	33,500
Deferred rent	11,730	11,508
Other liabilities	281	281

Total liabilities	93,931	84,409

Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 23,074,496 shares issued and outstanding at December 25, 2005, 23,125,246 shares issued and outstanding at March 26, 2006 (unaudited)	231	232
Additional paid-in capital	162,567	162,883
Accumulated deficit	(122,533)	(116,618)
Accumulated other comprehensive income	—	37

Total shareholders’ equity	40,265	46,534

Total liabilities and shareholders’ equity	$134,196	$130,943

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements - Unaudited

(dollar amounts in thousands, except share and per share data)

	13 Weeks Ending
	March 27, 2005	March 26, 2006
Revenues:
Restaurant sales	$53,889	$62,271
Franchise income	2,647	3,027
Other operating income	117	131

Total revenues	56,653	65,429

Costs and expenses:
Food and beverage costs	16,497	20,010
Restaurant operating expenses	23,314	27,254
Marketing and advertising	2,353	1,568
General and administrative costs	3,129	4,985
Depreciation and amortization expenses	1,617	2,024
Hurricane and relocation costs	—	149
Pre-opening costs	109	413

Operating income	9,634	9,026

Other income (expense):
Interest expense, net	(4,134)	(470)
Accrued dividends and accretion on mandatorily redeemable senior preferred stock	(1,188)	—
Other	38	(33)

Income from continuing operations before income tax expense	4,350	8,523
Income tax expense	1,551	2,600

Income from continuing operations	2,799	5,923

Discontinued operations, net of income tax benefit	508	8

Net income	$2,291	$5,915

Less dividends earned on junior preferred stock and warrant expense	1,422	—

Net income available to common shareholders	$869	$5,915

Basic earnings (loss) per share:
Continuing operations	$0.11	$0.26
Discontinued operations	(0.04)	—

Basic earnings per share	$0.07	$0.26

Diluted earnings (loss) per share:
Continuing operations	$0.10	$0.25
Discontinued operations	(0.04)	—

Diluted earnings per share	$0.06	$0.25

Shares used in computing net income (loss) per common share:
Basic	13,037,746	23,109,151

Diluted	14,213,459	23,491,093

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income

(dollar and share amounts in thousands)

	Junior Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders’ Equity (Deficit)
	Shares	Value	Shares	Value
Balance at December 26, 2004	72	$72,537	11,544	$115	$5,548	$(129,713)	$—	$(51,513)

Net income	—	—	—	—	—	10,933	—	10,933
Dividends	—	—	—	—	—	(3,707)	—	(3,707)
Issuance of junior preferred shares	4	3,707	—	—	—	—	—	3,707
Redemption of junior preferred shares	(76)	(76,244)	—	—	—	—	—	(76,244)
Warrant expense	—	—	—	—	46	(46)	—	—
Exercise of warrants	—	—	1,494	15	(6)	—	—	9
Shares issued under stock option plan including tax effects	—	—	661	7	2,626	—	—	2,633
Noncash compensation expense	—	—	—	—	110	—	—	110
Issuance of common stock in initial public offering, net of offering costs	—	—	9,375	94	154,243	—	—	154,337

Balance at December 25, 2005	—	$—	23,074	$231	$162,567	$(122,533)	$—	$40,265

(unaudited)
Comprehensive income:
Unrealized gain on derivative, net of tax	—	—	—	—	—	—	37	37
Net income	—	—	—	—	—	5,915	—	5,915

Total Comprehensive income								5,952

Shares issued under stock option plan including tax effects	—	—	51	1	231	—	—	232
Noncash compensation expense	—	—	—	—	85	—	—	85

Balance at March 26, 2006	—	$—	23,125	$232	$162,883	$(116,618)	$37	$46,534

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Unaudited

(dollar amounts in thousands)

	13 Weeks Ending
	March 27, 2005	March 26, 2006
Cash flows from operating activities:
Net income	$2,291	$5,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,617	2,024
Deferred income taxes	109	532
Non-cash interest expense	1,945	17
Loss on sale or dispostion of assets	—	54
Accrued dividends and accretion on mandatorily redeemable preferred stock	1,188	—
Non-cash compensation expense	—	85
Changes in operating assets and liabilities:
Accounts receivables	(111)	3,496
Inventories	108	(16)
Prepaid expenses and other	360	356
Other assets	(23)	(77)
Accounts payable and accrued expenses	384	(3,342)
Deferred revenue	(1,718)	(1,592)
Deferred rent	830	(222)
Other liabilities	(717)	634

Net cash provided by operating activities	6,263	7,864

Cash flows from investing activities:
Acquisition of property and equipment	(1,315)	(3,703)
Increase in notes receivable	(9)	—

Net cash used in investing activities	(1,324)	(3,703)

Cash flows from financing activities:
Principal repayments on long-term debt	(90,000)	(5,000)
Proceeds from long-term financing	114,000	—
Redemption of senior preferred stock	(30,000)	—
Income tax benefits credited to equity	—	207
Proceeds from exercise of stock options and warrants	—	24
Deferred financing costs	(791)	—

Net cash used in financing activities	(6,791)	(4,769)

Net decrease in cash and cash equivalents	(1,852)	(608)
Cash and cash equivalents at beginning of period	3,906	8,985

Cash and cash equivalents at end of period	$2,054	$8,377

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,718	$390
Income taxes	$851	$13

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Statements

(in thousands, except share and per share data)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Chris Steak House, Inc. and its subsidiaries (together, the “Company”) as of March 26, 2006 and December 25, 2005 and for the quarters ended March 26, 2006 and March 27, 2005 have been prepared by the Company, pursuant to the rules and regulations of the SEC. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the period to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, and obligations related to workers’ compensation, general liability and property insurance. Actual results could differ from those estimates.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the fiscal quarters ended March 26, 2006 and March 27, 2005, respectively, are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The fiscal quarters ended March 26, 2006 and March 27, 2005 each contained 13 weeks and are referred to herein as the first quarter of fiscal 2006 and the first quarter of fiscal 2005, respectively.

(2) Stock-Based Employee Compensation

On December 26, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). Prior to December 26, 2005, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25 no compensation was required to be recognized for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The Company adopted FAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in the quarter ended March 26, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to December 26, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. The results for the prior periods have not been restated.

As a result of adoption FAS 123R on December 26, 2005, our income from continuing operations, income before taxes and net income for the quarter ended March 26, 2006 is $85, $85 and $59, respectively, lower than had we continued to account for stock-based compensation under APB 25. Basic and diluted income per share for the quarter ended March 26, 2006 would have been $0.26 and $0.26 had we not adopted FAS 123R compared to our reported basic and diluted EPS of $0.26 and $0.25. The adoption of FAS 123R decreased our cash flows from operations and increased our cash flows from financing activities by $207.

RUTH'S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Statements – (Continued)

(in thousands, except share and per share data)

As of March 26, 2006, the Company has the following share-based compensation plans:

2000 Stock Option Plan

The Company established a stock option plan which allows the Company’s Board of Directors to grant stock options to directors, officers, key employees, and other key individuals performing services for the Company. The 2000 Stock Option Plan authorizes grants of options to purchase up to 1,765,981 shares of authorized but unissued common stock. The Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to ten years from date of grant. Under the Company’s 2000 Stock Option Plan there are 466,896 shares of common stock issuable upon exercise of currently outstanding options at March 26, 2006 and 515,839 shares available for future grants. No future grants are expected to be made under the 2000 Stock Option Plan.

2004 Restricted Stock Plan

The Company established a restricted stock plan, which allows the Company’s Board of Directors to facilitate the purchase of restricted stock by directors, officers and other key employees. The 2004 Restricted Stock Plan authorized restricted stock purchases of up to 1,167,487 shares of authorized but unissued common stock. Under the Company’s 2004 Restricted Stock Plan, there are 1,167,487 shares of common stock issued and no shares available for future grants.

2005 Equity Incentive Plan

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

The following table summarized stock option activity during the first quarter of fiscal 2006 under all plans:

	March 26, 2006
	Shares	Weighted average exercise price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Outstanding at beginning of year	861,583	$7.47
Granted	42,500	22.51
Exercised	(50,750)	0.48
Forfeited	—	—

Outstanding at end of period	853,333	$8.64	7.53	$12,254

Options exercisable at end of period	368,498	$2.60	5.60	$7,518

RUTH'S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Statements – (Continued)

(in thousands, except share and per share data)

As of March 26, 2006, there were $1.9 million of total unrecognized compensation costs related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 4.5 years. The total intrinsic value of options exercised in the first quarter of fiscal 2006 was $1.0 million. No options were exercised during the first quarter of 2005. The fair value of options vested in the first quarter of fiscal 2006 is $96. The Company recorded $85 in total compensation cost during the quarter ended March 26, 2006 that was expensed in General and administrative costs.

During the quarter the company received $24 in cash related to the exercise of options and tax benefits of $207. The exercise of shares were fulfilled from shares reserved for issue under the stock option plans and resulted in an increase in issued shares outstanding.

A summary of the status of non-vested shares as of March 26, 2006 and changes during the first quarter of fiscal 2006 is presented below.

	March 26, 2006
	Shares	Weighted average Grant-Date Fair Value
Non-vested shares beginning of year	475,689	$3.29
Granted	42,500	9.41
Vested	(33,354)	2.68
Canceled	—	—

Non-vested shares at end of period	484,835	$3.87

The weighted average grant-date per share fair value of options granted in the first quarter of fiscal 2006 was $9.41. There were no grants in the first quarter of fiscal 2005. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the following table. The expected term of options granted is derived from historical data on employee exercise in post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturities rate in effect at the time of grant. Expected volatility is based on the historical volatility on our stock.

13-Weeks Ended March 26, 2006
Expected life	6.3 years
Risk-free interest rate	4.55%
Volatility	32.98%
Expected dividend yield	0.0%

RUTH'S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Statements – (Continued)

(in thousands, except share and per share data)

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock-price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been materially different from that depicted above and below. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

The following table illustrates the effect on net income if we had applied the fair value recognition provisions of FAS 123 to all outstanding and unvested awards in the first quarter of fiscal 2005. For purposes of pro forma disclosures, the value of the options is estimated using a Black-Scholes option pricing formula and amortized to expense over the options’ vesting periods; using the graded vesting method. The following pro forma information sets forth our net income assuming that we had used the FAS 123 fair value method in accounting for employee stock options during the first quarter of fiscal 2005:

13 Weeks Ending March 27, 2005
(unaudited)
Net income (loss), as reported	$2,291
Stock-based employee compensation expense	(1)

Pro-forma net income	2,290

There was no impact on GAAP reported earnings per share during the quarter ended March 27, 2005.

(3) Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and derivatives and is presented in the consolidated statements of stockholders’ equity and comprehensive income.

The accumulated balance of other comprehensive income as of March 26, 2006 was $37 related to unrealized gains on derivative instruments.

(4) Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the consolidated balance sheet at their respective fair values.

On January 17, 2006, the Company entered into a derivative contract to manage its interest rate exposure on its debt instruments. On the date the derivative contract was entered into, the Company designated the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability (cash-flow hedge). For the hedging relationship, the Company has formally documented the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process included linking the derivative that is designated as a cash-flow hedge to a

RUTH'S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Statements – (Continued)

(in thousands, except share and per share data)

specific liability on the consolidated balance sheet. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative that is used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company continues to carry the derivative on the consolidated balance sheet at its fair value with subsequent changes in fair value included in earnings, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the consolidated balance sheet and recognizes any subsequent changes in its fair value in earnings.

The Company has an interest-rate-related derivative instrument to manage its exposure on its debt facility. The Company does not enter into derivative instruments for any purpose other than cash-flow-hedging purposes. That is, the Company does not speculate using derivative instruments.

By using the derivative financial instrument to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to both the Company’s outstanding or forecasted debt obligations as well as the Company’s offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company’s future cash flows.

The Company uses variable-rate debt to finance a portion of its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management entered into an interest rate swap agreement during 2006 with an initial notional amount of approximately $15.0 million to manage fluctuations in cash flows resulting from interest rate risk. This swap changes the variable-rate cash flow exposure on a portion of the credit facility to fixed cash flows. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the portion of debt hedged. This hedge expires in March 2009.

RUTH'S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Statements – (Continued)

(in thousands, except share and per share data)

Changes in the fair value of the interest rate swap designated as an hedging instrument that effectively offsets the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings.

As of March 26, 2006, approximately $37 of deferred gains, net of tax, on derivative instruments accumulated in other comprehensive income is expected to be reclassified to earnings during the next 6 months. Transactions and events expected to occur over the next six months that will necessitate reclassifying these derivatives gains to earnings include the repricing of variable-rate debt. The ineffective portion of the cash flow hedge was not material to the Company’s results of operations, cash flow, or liquidity during the first quarter of 2006.

(5) Notes Payable and Long-term Debt

Long-term debt consists of the following:

	December 25, 2005	March 26, 2006
		(unaudited)
2005 Senior Credit Facilities:
Revolving credit facility	$38,500	$33,500

	38,500	33,500
Less current maturities	—	—

	$38,500	$33,500

On September 27, 2005, the Company entered into a senior credit facility with Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as documentation agent, and JPMorgan Chase Bank, National Association, Wells Fargo Bank, National Association, as co-lead arrangers and Wachovia Bank, N.A. The senior credit facility provides for a five-year revolving credit facility (including letters of credit) of up to $55.0 million, up to $5.0 million of which may be funded through swing line loans. The senior credit facility also provides that the revolving credit facility may be increased by up to $25.0 million at the Company’s request (for a total commitment of $80.0 million.) The Company used the $38.5 million funded at closing under the Credit Agreement to prepay and retire borrowings under its previous credit facility and to pay related fees and expenses.

As of March 26, 2006, the Company had an aggregate of $33.5 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 5.006%. The Company had approximately $19.6 million of borrowings available under its revolving credit facility, net of outstanding letters of credit of approximately $1.9 million. The Company is required to maintain certain financial covenants and is also subject to restrictive covenants under its borrowings. The Company was in compliance with all such covenants at March 26, 2006. The Company’s obligations under the senior credit facility are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries.

(6) Earnings Per Share

Basic earnings per common share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the applicable period. Basic and diluted earnings per common share were determined on the assumption that all outstanding warrants were exercised as of the beginning of each period. For the quarter ended March 26, 2006, options to purchase 42,500 shares of the Company’s common stock at a weighted average price of $22.51 per share were not included in the calculation of weighted average shares for diluted earnings per share because their effects were anti-dilutive.

RUTH'S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Statements – (Continued)

(in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ending
	March 27, 2005	March 26, 2006
	(unaudited)
Income available to common stockholders	$869	$5,915

Shares:
Weighted average number of common shares outstanding	13,037,746	23,109,151
Dilutive stock options	1,175,713	381,942

Weighted average number of common shares outstanding	14,213,459	23,491,093

Basic earnings (loss) per share:
Continuing operations	$0.11	$0.26
Discontinued operations	(0.04)	—

Basic earnings (loss) per share	$0.07	$0.26

Diluted earnings (loss) per share:
Continuing operations	$0.10	$0.25
Discontinued operations	(0.04)	—

Diluted earnings (loss) per share	$0.06	$0.25

On August 1, 2005, the Company completed a 20.75281-for-1 split of the Company’s common stock. Accordingly, basic and diluted shares for all periods have also been calculated based on the weighted average shares outstanding, as adjusted for the stock split.

(7) Commitments and Contingencies

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

(8) Discontinued Operations

On December 24, 2004, the Company closed its Manhattan (UN) operation, one of its two Ruth’s Chris Steak House locations in Manhattan, New York. Prior to and including 2004, the Company experienced operating losses at its

RUTH'S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Statements – (Continued)

(in thousands, except share and per share data)

Manhattan (UN) restaurant location, which leased the property on which it operated. During August 2005, the Company entered into an agreement with the Manhattan (UN), New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorney’s fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with landlord for the remaining term. This agreement resulted in a reduction of previously recorded rental liability. At March 26, 2006, the Company maintained a contingent lease liability of $0.2 million related to this property.

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

Discontinued operations consist of the following:

	13 Weeks Ending
	March 27, 2005	March 26, 2006
	(unaudited)
Revenues	$—	$—
Loss before income tax	(706)	(11)
Loss from operations of discontinued restaurants, net of income tax benefit	$(508)	$(8)

(9) Subsequent Events

On April 24, 2006, the Company announced that it had entered into a definitive agreement to acquire seven franchised restaurants for a total of $37.0 million. The franchise purchase will establish a company-owned presence in Illinois with restaurants in downtown Chicago and suburban Northbrook and in Michigan with a restaurant in suburban Detroit. It will also establish a company-owned presence in Tennessee with restaurants in Memphis and Nashville as well as restaurants in Ponte Vedra and Jacksonville, Florida, respectively. The agreement also includes a five-year option to acquire an eighth restaurant located in Baton Rouge, Louisiana. The option period commences on January 1, 2008 and expires on December 31, 2012. The restaurant operations and related real property can be purchased for an agreed upon price which will be determined at the time of purchase according to a formula set forth in the agreement. The acquisition is expected to close in June 2006 and will be financed through borrowings under the Company’s revolving credit facility. The definitive agreement governing this purchase is included in this filing as Exhibit 10.1.

In connection with the above acquisition and pursuant to the Company’s existing revolving credit facility, the Company has secured a full commitment from Wells Fargo Bank, National Association, to increase the credit facility by $25.0 million, to $80.0 million. At the closing of the acquisition, the Company expects to have approximately $65.0 million in aggregate indebtedness and approximately $13.1 million of borrowings available under its revolving credit facility.

The Company is also in the process of negotiating an amendment to its senior revolving credit facility to increase its availability under the facility to $100.0 million. This amendment is expected to provide that the Company’s

RUTH'S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Statements – (Continued)

(in thousands, except share and per share data)

revolving credit facility may be further increased by $25.0 million upon the Company’s request (for a total commitment of $125.0 million). The amendment is expected to close in May 2006 with the existing bank group, Wells Fargo Bank, National Association, Bank of America, N.A., JPMorgan Chase Bank, N.A., and Wachovia Bank, N.A. The same financial covenants, restrictive covenants and terms of the increased revolving credit facility will be the same as those in our existing revolving credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is an owner, operator and franchisor of upscale steakhouses. As of March 26, 2006, there were 94 Ruth’s Chris Steak House restaurants (excluding the Company’s New Orleans, Louisiana area restaurant closed due to Hurricane Katrina), of which 42 are company-owned and 52 are franchisee-owned, including ten international franchisee-owned restaurants in Mexico, Hong Kong, Taiwan and Canada.

The Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005, provides additional information about the Company’s business, operations and financial condition.

Initial Public Offering

In August 2005, the Company and selling shareholders completed an initial public offering of 9,375,000 and 5,575,000 shares of common stock, respectively, at $18.00 per share. The Company received net proceeds of approximately $154.3 million from the sale of shares of its common stock in the offering after deducting underwriting discounts and commissions and offering expenses payable by it. The Company used the net proceeds of the offering as follows: (1) approximately $11.7 million was used to redeem all of its outstanding mandatorily redeemable Series A senior cumulative preferred stock (the “Senior Preferred Stock”), (2) approximately $76.2 million to redeem or repurchase all of its outstanding Series B junior cumulative preferred stock (the “Junior Preferred Stock”), (3) approximately $65.5 million was used to repay a portion of the outstanding indebtedness under its senior credit facilities and (4) approximately $0.8 million was used for general working capital needs of the Company.

Hurricane and Relocation Costs.

During the third quarter of fiscal 2005, the Company’s corporate office building in Metairie, Louisiana was damaged by Hurricane Katrina and the Company subsequently relocated its corporate offices to Orlando, Florida. The Company’s restaurants in New Orleans and Metairie, Louisiana, were also damaged by the hurricane. The New Orleans restaurant has not yet reopened and the Metairie restaurant reopened in December 2005. The Company had completed the construction and preopening activities for a new restaurant in Biloxi, Mississippi, that was also lost due to Hurricane Katrina. Related to these events, the Company incurred expenses of $1.2 million and $1.5 in the third and fourth quarters of fiscal 2005, respectively, and $0.1 million in the first quarter of fiscal 2006. These expenses include severance and relocation payments to employees and insurance deductibles for the two New Orleans, Louisiana area restaurants; severance payments, insurance deductibles and preopening costs associated with the Biloxi, Mississippi location; and temporary living and relocation costs for the Company’s relocation from Metairie, Louisiana to Orlando, Florida. The Company expects the total costs of the hurricane and relocation to be approximately $3.0 million prior to recovering proceeds from business interruption insurance.

Stock-Based Compensation

On December 26, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). As a result of adopting FAS 123R in the quarter ended March 26, 2006, our net income for the first fiscal quarter of 2006 is $59,000 lower than if we had continued to account for share-based compensation under APB 25 as we did in the comparable prior year period. See Note (2) to Notes to the Condensed Consolidated Financial Statements.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of total revenues for the periods indicated. The Company’s historical results are not necessarily indicative of the operating results that may be expected in the future.

	13 Weeks Ending
	March 27, 2005	March 26, 2006
Revenues:
Restaurant sales	95.1%	95.2%
Franchise income	4.7%	4.6%
Other operating income	0.2%	0.2%

Total revenues	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	30.6%	32.1%
Restaurant operating expenses (percentage of restaurant sales)	43.3%	43.8%
Marketing and advertising	4.2%	2.4%
General and administrative costs	5.5%	7.6%
Depreciation and amortization expenses	2.9%	3.1%
Hurricane and relocation costs	—	0.2%
Pre-opening costs	0.2%	0.6%

Operating income	17.0%	13.8%

Other income (expense):
Interest expense, net	(7.3)%	(0.7)%

Accrued dividends and accretion on mandatorily redeemable senior preferred stock	(2.1)%	—
Other	0.1%	(0.1)%

Income from continuing operations before income tax expense	7.7%	13.0%

Income tax expense	2.7%	4.0%

Income from continuing operations	4.9%	9.0%

Discontinued operations, net of income tax benefit	0.9%	—

Net income	4.0%	9.0%

First Quarter of Fiscal 2006 (13 Weeks) Compared to First Quarter of Fiscal 2005 (13 Weeks)

Restaurant Sales. Restaurant sales increased $8.4 million, or 15.6%, to $62.3 million in the first quarter of fiscal 2006 from $53.9 million in the first quarter of fiscal 2005. The increase was due primarily to a $6.3 million increase in sales provided by the opening of four new company-owned restaurants, together with a $3.5 million increase in sales from restaurants open throughout both periods, representing comparable company-owned restaurant sales growth of 6.8%, and partially offset by the closing of one restaurant in New Orleans, Louisiana, due to Hurricane Katrina. Approximately 93% of this increase in comparable company-owned restaurant sales was attributable to increased per entrée spending, driven by a shift in meal period and sales mix as well as approximate price increases of approximately 3.0% and 1.5% taken in August 2005 and January 2006, respectively, with the remainder due to increased entrée volume.

Franchise Income. Franchise income increased $0.4 million, or 14.4%, to $3.0 million in the first quarter of fiscal 2006 from $2.6 million in the first quarter of fiscal 2005. The increase in franchise income was due to a $4.7 million increase in sales provided by five new franchisee-owned restaurants and a $3.0 million increase in franchisee-owned restaurant sales from the franchisee-owned restaurants open through out both periods, representing a comparable franchisee-owned restaurant sales growth of 5.5%.

Food and Beverage Costs. Food and beverage costs increased $3.5 million, or 21.3%, to $20.0 million in the first quarter of fiscal 2006 from $16.5 million in the first quarter of fiscal 2005. As a percentage of restaurant sales, food and beverage costs increased to 32.1% in the first quarter of fiscal 2006 from 30.6% in the first quarter of fiscal 2005. This increase in food and beverage costs as a percentage of restaurant sales, was due to increased meat costs primarily from tenderloin and prime beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $4.0 million, or 16.9%, to $27.3 million in the first quarter of fiscal 2006 from $23.3 million in the first quarter of fiscal 2005. The increase was due to higher restaurant sales in the first quarter of fiscal 2006, increased hourly labor costs, increased management staffing related to new restaurant openings and increased utility costs. As a result, restaurant operating expenses, as a percentage of restaurant sales, increased 0.5% to 43.8% in the first quarter of fiscal 2006 from 43.3% in the first quarter of fiscal 2005.

Marketing and Advertising. Marketing and advertising expenses decreased $0.8 million, or 33.4%, to $1.6 million in the first quarter of fiscal 2006 from $2.4 million in the first quarter of fiscal 2005. As a percentage of total revenues, marketing and advertising decreased 1.7% to 2.4% in the first quarter of fiscal 2006 from 4.2% in the first quarter of fiscal 2005. The decrease was due to the Company’s decision not to run national cable television advertising in fiscal 2006. In fiscal 2005, the Company’s national cable television advertising campaign began in late January 2005 and ran over a twenty-one week period through mid June 2005.

General and Administrative. General and administrative costs increased $1.9 million, or 59.3%, to $5.0 million in the first quarter of fiscal 2006 from $3.1 million in the first quarter of fiscal 2005. General and administrative costs, as a percentage of total revenues, increased 2.4% to 7.6% in the first quarter of fiscal 2006 from 5.5% in the first quarter of fiscal 2005. This increase was primarily due to the recruitment and hiring of several key management and staff personnel in all functional areas in the later part of fiscal 2005, additional costs associated with initiating and maintaining operations at the Company’s Orlando headquarters, as well as the addition of certain public-company expenses.

Depreciation and Amortization. Depreciation and amortization expense increased $0.4 million, or 25.2%, to $2.0 million in the first quarter of fiscal 2006 from $1.6 million in the first quarter of fiscal 2005. The increase was due primarily to the addition of four new company-owned restaurants since the first quarter of 2005 as well as maintenance investment at the Company’s existing company-owned restaurants and corporate headquarters.

Interest Expense, net. Interest expense, net of interest income, decreased $3.6 million, or 88.6%, to $0.5 million in the first quarter of fiscal 2006 from $4.1 million in the first quarter of fiscal 2005. This decrease was primarily due to the repayment of debt in connection with the Company’s initial public offering in August 2005 and the refinancing of the Company’s credit facility in September 2005 which resulted in a lower weighted average interest rate.

Income Tax Expense. Income tax expense increased to $2.6 million in the first quarter of fiscal 2006 from $1.6 million in the first quarter of fiscal 2005. The increase was primarily due to an increase in income before income tax partially offset by a decrease in the estimated annual effective tax rate.

Income from Continuing Operations. Income from continuing operations increased $3.1 million, or 111.6%, to $5.9 million in the first quarter of fiscal 2006 from $2.8 million in the first quarter of fiscal 2005.

Discontinued Operations, net of Income Tax Benefit. Discontinued operations provided an $8,000 expense in the first quarter of fiscal 2006 and a $0.5 million expense in the first quarter of fiscal 2005. During August 2005, the Company entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorneys fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) the Company and the landlord adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with the landlord for the remaining term. At March 26, 2006, the Company maintained a contingent lease liability of $0.2 million related to this property. The $0.5 million expense during the first quarter of fiscal 2005 related primarily to ongoing lease related and other post-closing expenses of the restaurant recognized related to Manhattan-UN, New York.

Liquidity and Capital Resources

The following table presents a summary of the Company’s net cash provided by (used in) operating, investing and financing activities:

	13 Weeks Ending
	March 27, 2005	March 26, 2006
	(unaudited)
Net cash provided by operating activities	$6,263	$7,864
Net cash used in investing activities	(1,324)	(3,703)
Net cash used in financing activities	(6,791)	(4,769)

Net decrease in cash and cash equivalents	$(1,852)	$(608)

The Company’s principal source of cash during the first quarter of fiscal 2006 was cash generated from operations. Principal uses of cash during the first quarter of fiscal 2006 included capital expenditures and debt service. The Company expects that its principal uses of cash in the future will be to finance capital expenditures and to service debt.

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

Net cash provided by operating activities was $7.9 million in the first quarter of fiscal 2006, compared to $6.3 million in the first quarter of fiscal 2005. The increase in net cash provided by operating activities was due primarily to higher net income.

Net cash used in investing activities was $3.7 million in the first quarter of fiscal 2006, compared to $1.3 million in the first quarter of fiscal 2005. The increase was the result of increased capital expenditures related to major remodels, capital expenditures of existing restaurants and expenditures associated with new restaurant construction.

Net cash used in financing activities was $4.8 million in the first quarter of fiscal 2006, compared to $6.8 million in the first quarter of fiscal 2005. This decrease was the result of lower debt service requirements following the completion of the Company’s initial public offering in August 2005.

Capital expenditures totaled $3.7 million in the first quarter of fiscal 2006, compared to $1.3 million in the first quarter of fiscal 2005. The increase was primarily due to expenditures to remodel and upgrade existing locations as well as expenditures associated with new restaurant construction. During the first quarter of fiscal 2006 the company opened one new restaurant in Pasadena, CA.

The Company anticipates capital expenditures in the future will increase to the extent it opens additional company-owned restaurants and opportunistically acquires franchise-owned restaurants and related rights. See Note (9) in the Notes to Condensed Consolidated Statements regarding a pending franchise acquisition. The Company currently expects to open five to seven company-owned restaurants in 2006 and eight to ten company restaurants in 2007. The Company believes that its net investment in future openings will range between $2.0 million and $4.0 million depending upon underlying individual restaurant economics and the restaurant’s and the Company’s ability to use its resources to obtain its fully-capitalized return-on-investment targets. In 2006, the Company expects its capital expenditures to be approximately $30.0 million to $35.0 million, substantially all of which will relate to planned restaurant openings. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of the Company’s revolving credit facility, depending upon timing of expenditures.

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

The Company is required to maintain certain financial covenants and is also subject to restrictive covenants under its borrowings. The Company is currently in compliance with such covenants. At March 26, 2006, the Company had $33.5 million outstanding under its senior credit facility and $19.6 of availability net of $1.9 million of outstanding letters of credit. The Company’s total weighted average effective interest rate at March 26, 2006, was 5.006%.

On January 17, 2006, the Company entered into a three year interest rate swap with notional amounts totaling $15 million through March 27, 2007, $10 million through March 27, 2008, and $5 million through its expiration on March 27, 2009 of the then outstanding debt under its senior credit facility, to limit the variability of a portion of its interest payments. Under the terms of this interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed rate debt. As of March 26, 2006, approximately $37,000 of unrealized gain on the swap was recorded in accumulated other comprehensive income. See Note (4) in the Notes to Condensed Consolidated Statements.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005 includes a summary of the critical accounting policies the Company believes are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the first quarter of fiscal 2006, except for the adoption of Financial Accounting Standards Board Statement No. 123(R), Share-based Payment (“FAS 123R”).

Share-Based Compensation

FAS 123R requires the recognition of compensation expense in the Condensed Consolidated Statements of Income related to the fair value of employee share-based options. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is also required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted. Prior to adopting FAS 123, the Company applied APB Opinion No. 25, and related Interpretations, in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods.

Prior to the adoption of FAS 123R, the Company presented the tax savings resulting from tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” FAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s new senior credit facilities, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At March 26, 2006, the Company had $33.5 million of variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal 2006 of approximately $0.3 million.

The Company has an interest-rate-related derivative instrument to manage its exposure on its debt facility. The Company does not enter into derivative instruments for any purpose other than cash-flow-hedging purposes and the Company does not engage in speculative transactions using derivative instruments.

By using the derivative financial instrument to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

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

ITEM 1A. RISK FACTORS

There are no material changes to the Risk Factors included in the Company’s Form 10-K for the fiscal year ended December 25, 2005. The impact of the circumstances and events described in such Risk Factors could result in significant adverse effects on our financial position, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Asset Purchase Agreement, dated as of April 24, 2006, by and among Ruth’s Chris Steak House, Inc., Thomas J. Moran, Jr., individually, and Prime Steak – Chicago, Inc., Prime Steak – Troy, LLC, Prime Steak – Jacksonville, LLC, Prime Steak – Northbrook, LLC, Prime Steak – Ponte Vedra, LLC, Prime Steak – Detroit, Inc., T. J. Moran and Associates, Inc., Prime Steak – Memphis, Inc. and Bekmet, Inc. and Capital City Restaurants, Inc., as Intervenor.

31.1	Rule 13a - 14(a) Certifications of Ruth’s Chris Steak House, Inc.’s Chief Executive Officer

31.2	Rule 13a - 14(a) Certifications of Ruth’s Chris Steak House, Inc.’s Chief Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

May 3, 2006