Form 10-Q
period 2006-06-25
Ruths Chris Steak House, Inc.
filed 2006-08-09
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2006

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

The number of shares outstanding of the registrant’s common stock as of August 4, 2006, was 23,203,354.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: the impact of adverse weather conditions on the Company’s operations; changes in economic conditions and trends generally; changes in consumer preferences or discretionary spending; the effect of competition in the restaurant industry; the Company’s ability to achieve market acceptance, particularly in new markets; the Company’s ability to achieve and manage its planned expansion; the Company’s ability to

ii

execute its business strategy effectively; health concerns about beef or other food products; reductions in the availability of, or increases in the cost of, USDA Prime grade beef and other food items; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; the Company’s ability to protect its name and logo and other proprietary information; the impact of litigation; and the loss of key management personnel. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005 filed by the Company, as well as the Company’s other filings with the Securities and Exchange Commission (the “SEC”), all of which are available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

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

iii

PART 1 – FINANCIAL STATEMENTS

ITEM 1 – FINANCIAL STATEMENTS

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share data)

	December 25, 2005	June 25, 2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,985	$9,082
Accounts receivable, less allowance for doubtful accounts 2005 - $385; 2006 - $104 (unaudited)	12,820	6,977
Inventory	4,592	4,794
Prepaid expenses and other	2,156	1,463
Deferred income taxes	262	495

Total current assets	28,815	22,811

Property and equipment, net	63,850	66,355
Goodwill	30,533	30,533
Deferred income taxes	9,192	7,994
Other assets	1,806	2,323

Total assets	$134,196	$130,016

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$23,752	$20,520
Deferred revenue	18,639	16,595
Other current liabilities	1,029	1,195

Total current liabilities	43,420	38,310

Long-term debt	38,500	28,000
Deferred rent	11,730	11,373
Other liabilities	281	327

Total liabilities	93,931	78,010

Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 23,074,496 shares issued and outstanding at December 25, 2005, 23,201,189 shares issued and outstanding at June 25, 2006 (unaudited)	231	232
Additional paid-in capital	162,567	163,383
Accumulated deficit	(122,533)	(111,749)
Accumulated other comprehensive income	—	140

Total shareholders’ equity	40,265	52,006

Total liabilities and shareholders’ equity	$134,196	$130,016

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements - Unaudited

(dollar amounts in thousands, except share and per share data)

	13 Weeks Ending		26 Weeks Ending
	June 26, 2005	June 25, 2006	June 26, 2005	June 25, 2006
Revenues:
Restaurant sales	$49,161	$57,377	$102,309	$118,888
Franchise income	2,634	3,045	5,281	6,072
Other operating income	141	159	252	285

Total revenues	51,936	60,581	107,842	125,245
Costs and expenses:
Food and beverage costs	15,431	17,966	31,689	37,713
Restaurant operating expenses	22,587	25,090	45,473	51,879
Marketing and advertising	2,287	2,096	4,617	3,639
General and administrative costs	3,593	5,777	6,722	10,763
Depreciation and amortization expenses	1,570	2,092	3,158	4,116
Hurricane and relocation costs	—	338	—	487
Pre-opening costs	131	43	240	456

Operating income	6,337	7,179	15,943	16,192

Other income (expense):
Interest expense, net	(1,634)	(471)	(5,767)	(941)
Accrued dividends and accretion on mandatorily redeemable senior preferred stock	(399)	—	(1,587)	—
Insurance proceeds, net	—	415	—	415
Other	42	(46)	79	(79)

Income from continuing operations before income tax expense	4,346	7,077	8,668	15,587

Income tax expense	1,027	2,149	2,578	4,754

Income from continuing operations	3,319	4,928	6,090	10,833

Discontinued operations, net of income tax benefit	238	60	717	49

Net income	$3,081	$4,868	$5,373	$10,784

Less dividends earned on junior preferred stock and warrant expense	1,468	—	2,891	—

Net income available to common shareholders	$1,613	$4,868	$2,482	$10,784

Basic earnings (loss) per share:
Continuing operations	$0.14	$0.21	$0.25	$0.47
Discontinued operations	(0.02)	—	(0.05)	—

Basic earnings per share	$0.12	$0.21	$0.20	$0.47

Diluted earnings (loss) per share:
Continuing operations	$0.13	$0.21	$0.23	$0.46
Discontinued operations	(0.02)	—	(0.05)	—

Diluted earnings per share	$0.11	$0.21	$0.18	$0.46

Shares used in computing net income (loss) per common share:
Basic	13,037,746	23,154,533	13,037,746	23,132,089

Diluted	14,217,516	23,494,847	14,217,516	23,490,811

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income

(dollar and share amounts in thousands)

	Junior Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders’ Equity (Deficit)
	Shares	Value	Shares	Value
Balance at December 25, 2005	—	$—	23,074	$231	$162,567	$(122,533)	$—	$40,265

(unaudited)
Comprehensive income:
Unrealized gain on derivative, net of tax	—	—	—	—	—	—	140	140
Net income	—	—	—	—	—	10,784	—	10,784

Total Comprehensive income								10,924

Shares issued under stock option plan including tax effects	—	—	127	1	605	—	—	606
Noncash compensation expense	—	—	—	—	211	—	—	211

Balance at June 25, 2006	—	$—	23,201	$232	$163,383	$(111,749)	$140	$52,006

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Unaudited

(dollar amounts in thousands)

	26 Weeks Ending
	June 26, 2005	June 25, 2006
Cash flows from operating activities:
Net income	$5,373	$10,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,217	4,116
Deferred income taxes	187	965
Amortization of deferred financing costs	1,946	35
Loss on sale or dispostion of assets	80	54
Accrued dividends and accretion on mandatorily redeemable preferred stock	1,587	—
Non-cash compensation expense	77	211
Changes in operating assets and liabilities:
Accounts receivables	(165)	5,844
Inventories	211	(203)
Prepaid expenses and other	488	693
Other assets	(1,022)	(284)
Accounts payable and accrued expenses	2,123	(3,233)
Deferred revenue	(2,140)	(2,045)
Deferred rent	832	(356)
Other liabilities	(730)	214

Net cash provided by operating activities	12,064	16,795

Cash flows from investing activities:
Acquisition of property and equipment	(4,559)	(6,676)
Proceeds on sale or disposition of fixed assets	2,100	—
Increase in notes receivable	(3)	—

Net cash used in investing activities	(2,462)	(6,676)

Cash flows from financing activities:
Principal repayments on long-term debt	(94,000)	(10,500)
Proceeds from long-term financing	114,000	—
Redemption of senior preferred stock	(30,000)	—
Income tax benefits credited to equity	—	497
Proceeds from exercise of stock options and warrants	—	109
Deferred financing costs	(791)	(128)

Net cash used in financing activities	(10,791)	(10,022)

Net decrease in cash and cash equivalents	(1,189)	97
Cash and cash equivalents at beginning of period	3,906	8,985

Cash and cash equivalents at end of period	$2,717	$9,082

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,217	$878
Income taxes	$2,009	$2,282

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Statements

(in thousands, except share and per share data)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Chris Steak House, Inc. and its subsidiaries (together, the “Company”) as of June 25, 2006 and December 25, 2005 and for the quarter and 26-week periods ended June 25, 2006 and June 26, 2005 have been prepared by the Company, pursuant to the rules and regulations of the SEC. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the period to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, and obligations related to workers’ compensation and medical insurance. Actual results could differ from those estimates.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the fiscal quarters and twenty-six week periods ended June 25, 2006 and June 26, 2005 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The fiscal quarters ended June 25, 2006 and June 26, 2005 each contained 13 weeks and are referred to herein as the second quarter of fiscal 2006 and the second quarter of fiscal 2005, respectively. When combined, the first and second quarters of each fiscal year are referred to as the first twenty-six weeks of fiscal 2006 and the first twenty-six weeks of fiscal 2005, respectively.

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

The Company adopted FAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized during the first twenty-six weeks of fiscal 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to December 26, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. The results for the prior periods have not been restated.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Statements – (Continued)

(in thousands, except share and per share data)

As a result of the adoption of FAS 123R on December 26, 2005, income from continuing operations, income before taxes and net income for the first twenty-six weeks of fiscal 2006 were $178, $178 and $124, respectively, lower than had the Company continued to account for stock-based compensation under APB 25. Basic and diluted income per share for the quarter ended June 25, 2006 would have been $0.21 and $0.21 had the Company not adopted FAS 123R compared to the Company’s reported basic and diluted EPS of $0.21 and $0.21. Basic and diluted income per share the first twenty-six weeks of fiscal 2006 would have been $0.47 and $0.46 had the Company not adopted FAS 123R compared to the Company’s reported basic and diluted EPS of $0.47 and $0.46. The adoption of FAS 123R decreased the Company’s cash flows from operations and increased its cash flows from financing activities by $496.

As of June 25, 2006, the Company has the following share-based compensation plans:

2000 Stock Option Plan

The Company established a stock option plan which allows the Company’s Board of Directors to grant stock options to directors, officers, key employees and other key individuals performing services for the Company. The 2000 Stock Option Plan authorizes grants of options to purchase up to 1,765,981 shares of authorized but unissued common stock. The 2000 Stock Option Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to ten years from date of grant. Under the 2000 Stock Option Plan there are 366,676 shares of common stock issuable upon exercise of currently outstanding options at June 25, 2006 and 613,258 shares available for future grants. No future grants are expected to be made under the 2000 Stock Option Plan.

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

2005 Long-Term Equity Incentive Plan

In connection with the initial public offering, the Company adopted the Ruth’s Chris Steak House, Inc. 2005 Long-Term Equity Incentive Plan (the “2005 Equity Incentive Plan”), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees, and other key individuals performing services for the Company. The 2005 Equity Incentive Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Under the Company’s 2005 Equity Incentive Plan, there are 353,598 shares of common stock issuable upon exercise of currently outstanding options at June 25, 2006 and 2,006,149 shares available for future grants.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Statements – (Continued)

(in thousands, except share and per share data)

The following table summarizes stock option activity during the first twenty-six weeks of fiscal 2006 under all plans:

	June 25, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Outstanding at beginning of year	861,583	$7.47
Granted	42,500	22.51
Exercised	(126,695)	0.86
Forfeited	(57,114)	10.94

Outstanding at end of period	720,274	$9.32	7.43	$7,519

Options exercisable at end of period	315,388	$3.75	5.72	$5,009

As of June 25, 2006, there was $1.8 million of total unrecognized compensation costs related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 4.2 years. The total intrinsic value of options exercised in the first twenty-six weeks of fiscal 2006 was $2.5 million. No options were exercised during the first twenty-six weeks of fiscal 2005. The Company recorded $178 in total compensation cost during the first twenty-six weeks of fiscal 2006 that was expensed in general and administrative costs.

During the first twenty-six weeks of fiscal 2006 the Company received $109 in cash related to the exercise of options and tax benefits of $496. The exercise of shares were fulfilled from shares reserved for issue under the stock option plans and resulted in an increase in issued shares outstanding.

A summary of the status of non-vested shares as of June 25, 2006 and changes during the first twenty-six weeks of fiscal 2006 is presented below.

	June 25, 2006
	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at beginning of year	475,689	$3.29
Granted	42,500	9.41
Vested	(65,073)	3.04
Canceled	(48,230)	3.29

Non-vested shares at end of period	404,886	$3.97

The weighted average grant-date per share fair value of options granted in the first twenty-six weeks of fiscal 2006 was $9.41. There were no grants in the first twenty-six weeks of fiscal 2005. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Statements – (Continued)

(in thousands, except share and per share data)

assumptions noted in the following table. The expected term of options granted is derived from historical data on employee exercise in post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturities rate in effect at the time of grant. Expected volatility is based on the historical volatility on our stock.

26-Weeks Ended June 25, 2006
Expected life	6.3 yrs
Risk-free interest rate	4.55%
Volatility	32.98%
Expected dividend yield	0.0%

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the Company’s recorded and pro forma stock-based compensation expense could have been materially different from that depicted above and below. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the Company’s estimate, the share-based compensation expense could be materially different.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FAS 123 to all outstanding and unvested awards in the first twenty-six weeks of fiscal 2005. For purposes of pro forma disclosures, the value of the options is estimated using a Black-Scholes option pricing formula and amortized to expense over the options’ vesting periods; using the graded vesting method. The following pro forma information sets forth net income assuming that the Company had used the FAS 123 fair value method in accounting for employee stock options during the second quarter and first twenty-six weeks of fiscal 2005:

	13 Weeks Ending June 26, 2005	26 Weeks Ending June 26, 2005
	(unaudited)	(unaudited)
Net income (loss), as reported	$3,081	$5,373
Stock-based employee compensation expense	—	(1)

Pro-forma net income	$3,081	5,372

There was no impact on GAAP reported earnings per share during the first twenty-six weeks of fiscal 2005.

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

The accumulated balance of other comprehensive income as of June 25, 2006 was $140 related to unrealized gains on derivative instruments.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

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

On January 17, 2006, the Company entered into a derivative contract to manage its interest rate exposure on its debt instruments. On the date the derivative contract was entered into, the Company designated the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability (cash-flow hedge). For the hedging relationship, the Company has formally documented the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process included linking the derivative that is designated as a cash-flow hedge to a specific liability on the consolidated balance sheet. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative that is used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings.

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

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

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

The Company uses variable-rate debt to finance a portion of its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management entered into an interest rate swap agreement during fiscal 2006 with an initial notional amount of approximately $15.0 million to manage fluctuations in cash flows resulting from interest rate risk. This swap changes the variable-rate cash flow exposure on a portion of the credit facility to fixed cash flows. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the portion of debt hedged. This hedge expires in March 2009.

Changes in the fair value of the interest rate swap designated as a hedging instrument that effectively offsets the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings.

As of June 25, 2006, approximately $140 of deferred gains, net of tax, on derivative instruments accumulated in other comprehensive income is expected to be reclassified to earnings during the next six months. Transactions and events expected to occur over the next six months that will necessitate reclassifying these derivatives gains to earnings include the repricing of variable-rate debt. The ineffective portion of the cash flow hedge was not material to the Company’s results of operations, cash flow, or liquidity during the first twenty-six weeks of 2006.

(5) Notes Payable and Long-term Debt

Long-term debt consists of the following:

	December 25, 2005	June 25, 2006
		(unaudited)
2005 Senior Credit Facilities:
Revolving credit facility	$38,500	$28,000
Less current maturities	—	—

	$38,500	$28,000

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

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Statements – (Continued)

(in thousands, except share and per share data)

On May 17, 2006, the Company completed an amendment to its senior credit facility to increase its availability under the facility to $100.0 million. This amendment also provides that the revolving credit facility may be further increased by $25.0 million upon the Company’s request (for a total commitment of $125.0 million). The financial covenants, restrictive covenants and terms of the increased revolving credit facility are the same as those in the Company’s existing revolving credit facility.

As of June 25, 2006, the Company had an aggregate of $28.0 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 5.830%. The Company had approximately $70.1 million of borrowings available under its revolving credit facility, net of outstanding letters of credit of approximately $1.9 million. The Company is required to maintain certain financial covenants and is also subject to restrictive covenants under its borrowings. The Company was in compliance with all such covenants at June 25, 2006. The Company’s obligations under the senior credit facility are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries.

(6) Earnings Per Share

Basic earnings per common share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the applicable period. Basic and diluted earnings per common share were determined on the assumption that all outstanding warrants were exercised as of the beginning of each period. For the fiscal quarter and twenty-six weeks ended June 25, 2006, options to purchase 42,500 shares of the Company’s common stock at a weighted average price of $22.51 per share were not included in the calculation of weighted average shares for diluted earnings per share because their effects were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ending		26 Weeks Ending
	June 26, 2005	June 25, 2006	June 26, 2005	June 25, 2006
	(unaudited)		(unaudited)
Income available to common stockholders	$1,613	$4,868	$2,482	10,784

Shares:
Weighted average number of common shares outstanding	13,037,746	23,154,533	13,037,746	23,132,089
Dilutive stock options	1,179,770	340,314	1,179,770	358,722

Weighted average number of common shares outstanding	14,217,516	23,494,847	14,217,516	23,490,811

Basic earnings (loss) per share:
Continuing operations	$0.14	$0.21	$0.25	0.47
Discontinued operations	(0.02)	—	(0.05)	—

Basic earnings (loss) per share	$0.12	$0.21	$0.20	0.47

Diluted earnings (loss) per share:
Continuing operations	$0.13	$0.21	$0.23	0.46
Discontinued operations	(0.02)	—	(0.05)	—

Diluted earnings (loss) per share	$0.11	$0.21	$0.18	0.46

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

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

On April 24, 2006, the Company announced that it had entered into a definitive agreement to acquire seven franchised restaurants for a total of $37.0 million. The franchise purchase will establish a company-owned presence in Illinois with restaurants in downtown Chicago and suburban Northbrook and in Michigan with a restaurant in suburban Detroit. It will also establish a company-owned presence in Tennessee with restaurants in Memphis and Nashville as well as restaurants in Ponte Vedra and Jacksonville, Florida, respectively. The agreement also includes a five-year option to acquire an eighth restaurant located in Baton Rouge, Louisiana. The option period commences on January 1, 2008 and expires on December 31, 2012. The Baton Rouge, Louisiana restaurant operations can be purchased for an agreed upon price which will be determined at the time of purchase according to a formula set forth in the agreement. The definitive agreement governing this purchase was included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2006.

(8) Discontinued Operations

On June 25, 2006, the Company closed its Cleveland, Ohio restaurant whose lease term ends in September 2006. The Company accounted for its exit costs in accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which required that such costs be expensed in the period such costs are incurred. All of these costs incurred are included in discontinued operations in the accompanying condensed consolidated income statements. The Company determined that the closed restaurant should be accounted for as discontinued operations because the Company does not expect any further direct or indirect cash inflows from the discontinued restaurant, since the restaurant has completely ceased operation. The Company recognized a $221 loss on impairment related to this location during fiscal year 2005.

On December 24, 2004, the Company closed its Manhattan-UN, New York restaurant, one of its two Ruth’s Chris Steak House locations in Manhattan, New York. Prior to and including 2004, the Company experienced operating losses at its Manhattan-UN, New York restaurant location, which leased the property on which it operated. During August 2005, the Company entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorney’s fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with landlord for the remaining term. This agreement resulted in a reduction of previously recorded rental liability. At June 25, 2006, the Company maintained a contingent lease liability of $0.2 million related to this property.

The Company accounts for its closed restaurants in accordance with the provisions of SFAS No. 144. Therefore, when a restaurant is closed, and the restaurant is either held for sale or abandoned, the restaurant’s operations are

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Statements – (Continued)

(in thousands, except share and per share data)

eliminated from the ongoing operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, are reclassified.

Discontinued operations consist of the following:

	13 Weeks Ending		26 Weeks Ending
	June 26, 2005	June 25, 2006	June 26, 2005	June 25, 2006
	(unaudited)		(unaudited)
Revenues	$732	$804	$1,478	$1,569
Loss before income tax	(299)	(101)	(976)	(98)
Loss from operations of discontinued restaurants, net of income tax benefit	$(238)	$(60)	(717)	(49)

(9) Subsequent Events

On July 10, 2006, the Company announced that it completed the acquisition of five franchised restaurants from Mr. Thomas J. Moran pursuant to the asset purchase agreement dated April 24, 2006 described above in Note (7). The restaurants acquired are located in Northbrook, Illinois; Memphis and Nashville, Tennessee; and Jacksonville and Ponte Vedra, Florida. The asset purchase agreement also provides for the acquisition by the Company of restaurants located in Chicago, Illinois and Troy, Michigan, and grants the Company an option to acquire an eighth unit in Baton Rouge, Louisiana. The acquisition of the Chicago, Illinois and Troy, Michigan franchised restaurants is expected to close upon the completion of certain local licensing processes. In connection with the acquisition, the Company acquired all of the Seller’s interests in the five aforementioned Ruth’s Chris Steak House restaurants for approximately $25.1 million in cash, and placed an additional $11.9 million in cash into an escrow account, which can be released to the Seller upon the closing of the acquisition of the restaurants in Chicago, Illinois and Troy, Michigan.

The acquisition was financed with borrowings under the Company’s revolving credit facility.

On July 11, 2006, the Company entered into a two year interest swap with notional amounts totaling $20.0 million through September 25, 2007, and $15.0 million through its expiration September 29, 2008, to reduce the impact of changes in interest rates on a portion of the senior credit facility. The interest rate swap is designated as a cash flow hedge for purposes of SFAS No. 133 and allows the Company to receive floating rate receipts based on the Eurodollar rate in exchange for making fixed rate payments of 5.605%. The swap agreement effectively changes the Company’s interest rate exposure on the senior credit facility from a floating rate to a fixed rate on $20 million of the total balance outstanding through September 25, 2007. The balance of the senior credit facility above $20 million, if any, would remain at a floating rate of interest based on the prime rate or Eurodollar rate plus a margin based on the Company’s consolidated leverage ratio, ranging from 0.0% to 0.25% and 0.625% to 1.5% for the prime rate or Eurodollar rate, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is an owner, operator and franchisor of upscale steakhouses. As of June 25, 2006, there were 95 Ruth’s Chris Steak House restaurants, of which 41 are company-owned and 54 are franchisee-owned, including ten international franchisee-owned restaurants in Mexico, Hong Kong, Taiwan and Canada.

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

Hurricane and Relocation Costs.

During the third quarter of fiscal 2005, the Company’s corporate office building in Metairie, Louisiana was damaged by Hurricane Katrina and the Company subsequently relocated its corporate offices to Orlando, Florida. The Company’s restaurants in New Orleans and Metairie, Louisiana, were also damaged by the hurricane. The New Orleans restaurant has not reopened and the Metairie restaurant reopened in December 2005. The Company had completed the construction and preopening activities for a new restaurant in Biloxi, Mississippi, that was also lost due to Hurricane Katrina. Related to these events, the Company incurred expenses of $1.2 million and $1.5 million in the third and fourth quarters of fiscal 2005, respectively, and $0.2 and $0.3 million in the first and second quarters of fiscal 2006, respectively. These expenses include severance and relocation payments to employees and insurance deductibles for the two New Orleans, Louisiana area restaurants; severance payments, insurance deductibles and preopening costs associated with the Biloxi, Mississippi location; and temporary living, relocation costs and other expenses for the Company’s relocation from Metairie, Louisiana to Orlando, Florida. The Company expects the total costs of the hurricane and relocation to be approximately $3.3 million prior to recovering proceeds from business interruption insurance.

Stock-Based Compensation

On December 26, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). As a result of adopting FAS 123R, our net income for the first twenty-six weeks of fiscal 2006 is $124,000 lower than if we had continued to account for share-based compensation under APB 25 as we did in the comparable prior year period. See Note (2) to Notes to the Condensed Consolidated Financial Statements.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of total revenues for the periods indicated. The Company’s historical results are not necessarily indicative of the operating results that may be expected in the future.

	13 Weeks Ending		26 Weeks Ending
	June 26, 2005	June 25, 2006	June 26, 2005	June 25, 2006
Revenues:
Restaurant sales	94.6%	94.7%	94.9%	94.9%
Franchise income	5.1%	5.0%	4.9%	4.9%
Other operating income	0.3%	0.3%	0.2%	0.2%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	31.4%	31.3%	31.0%	31.7%
Restaurant operating expenses (percentage of restaurant sales)	45.9%	43.7%	44.4%	43.6%
Marketing and advertising	4.4%	3.5%	4.3%	2.9%
General and administrative costs	6.9%	9.5%	6.2%	8.6%
Depreciation and amortization expenses	3.0%	3.5%	2.9%	3.3%
Hurricane and relocation costs	—	0.6%	—	0.4%
Pre-opening costs	0.3%	0.1%	0.2%	0.4%

Operating income	12.2%	11.9%	14.8%	12.9%

Other income (expense):
Interest expense, net	(3.1)%	(0.8)%	(5.3)%	(0.7)%
Accrued dividends and accretion on mandatorily redeemable senior preferred stock	(0.8)%	—	(1.5)%	—
Insurance proceeds, net	—	0.7%	—	0.3%
Other	0.1%	(0.1%)	0.1%	(0.1)%

Income from continuing operations before income tax expense	8.4%	11.7%	8.1%	12.4%

Income tax expense	2.0%	3.5%	2.4%	3.8%

Income from continuing operations	6.4%	8.2%	5.7%	8.6%

Discontinued operations, net of income tax benefit	0.5%	0.1%	0.7%	0.0%

Net income	5.9%	8.1%	5.0%	8.6%

Second Quarter of Fiscal 2006 (13 Weeks) Compared to Second Quarter of Fiscal 2005 (13 Weeks)

Restaurant Sales. Restaurant sales increased $8.2 million, or 16.7%, to $57.4 million in the second quarter of fiscal 2006 from $49.2 million in the second quarter of fiscal 2005. The increase was due primarily to a $6.7 million increase in sales provided by the opening of four new company-owned restaurants, together with a $2.8 million increase in sales from restaurants open throughout both periods, representing comparable company-owned restaurant sales growth of 6.0%, and partially offset by the closing of one restaurant in New Orleans, Louisiana, due to Hurricane Katrina. Approximately 97% of this increase in comparable company-owned restaurant sales was attributable to increased per entrée spending, driven by a shift in meal period and sales mix as well as price increases of approximately 3.0% and 1.5% taken in August 2005 and January 2006, respectively, with the remainder due to increased entrée volume.

Franchise Income. Franchise income increased $0.4 million, or 15.6%, to $3.0 million in the second quarter of fiscal 2006 from $2.6 million in the second quarter of fiscal 2005. The increase in franchise income was due to a $5.0 million increase in sales provided by seven new franchisee-owned restaurants and a $1.3 million increase in franchisee-owned restaurant sales from the franchisee-owned restaurants open throughout both periods, representing a comparable franchisee-owned restaurant sales growth of 2.7%.

Food and Beverage Costs. Food and beverage costs increased $2.6 million, or 16.9%, to $18.0 million in the second quarter of fiscal 2006 from $15.4 million in the second quarter of fiscal 2005. As a percentage of restaurant sales, food and beverage costs decreased to 31.3% in the second quarter of fiscal 2006 from 31.4% in the second quarter of fiscal 2005. This decrease in food and beverage costs as a percentage of restaurant sales was due to favorable sales mix initiatives and menu price adjustments partially offset by higher meat costs, primarily tenderloin and prime beef.

Restaurant Operating Expenses. Restaurant operating expenses increased $2.5 million, or 11.1%, to $25.1 million in the second quarter of fiscal 2006 from $22.6 million in the second quarter of fiscal 2005. The increase was due to higher restaurant sales in the second quarter of fiscal 2006, increased hourly labor costs, increased management staffing related to new restaurant openings and increased utility costs. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 43.7% in the second quarter of fiscal 2006 from 45.9% in the second quarter of fiscal 2005 as a result of leveraging certain fixed occupancy and labor costs.

Marketing and Advertising. Marketing and advertising expenses decreased $0.2 million, or 8.7%, to $2.1 million in the second quarter of fiscal 2006 from $2.3 million in the second quarter of fiscal 2005. As a percentage of total revenues, marketing and advertising decreased to 3.5% in the second quarter of fiscal 2006 from 4.4% in the second quarter of fiscal 2005. The decrease was primarily due to the Company’s decision not to run national cable television advertising in fiscal 2006. In fiscal 2005, the Company’s national cable television advertising campaign began in late January 2005 and ran over a twenty-one week period through mid June 2005.

General and Administrative. General and administrative costs increased $2.2 million, or 61.1%, to $5.8 million in the second quarter of fiscal 2006 from $3.6 million in the second quarter of fiscal 2005. General and administrative costs, as a percentage of total revenues, increased to 9.5% in the second quarter of fiscal 2006 from 6.9% in the second quarter of fiscal 2005. This increase was primarily due to the recruitment and hiring of several key management and staff personnel in all functional areas in the later part of fiscal 2005, additional costs associated with initiating and maintaining operations at the Company’s Orlando headquarters, as well as the addition of certain public-company expenses.

Depreciation and Amortization. Depreciation and amortization expense increased $0.5 million, or 31.3%, to $2.1 million in the second quarter of fiscal 2006 from $1.6 million in the second quarter of fiscal 2005. The increase was due primarily to the addition of four new company-owned restaurants as well as investments at the Company’s existing company-owned restaurants and corporate headquarters.

Interest Expense, net. Interest expense, net of interest income, decreased $1.1 million, or 68.8%, to $0.5 million in the second quarter of fiscal 2006 from $1.6 million in second quarter of fiscal 2005. This decrease was primarily due to the repayment of debt in connection with the Company’s initial public offering in August 2005 and the refinancing of the Company’s credit facility in September 2005, which resulted in a lower weighted average interest rate.

Insurance Proceeds, net. During the second quarter of fiscal 2006, the Company recognized income of $0.4 million from property insurance advances exceeding previously recorded insurance receivables related to the Company’s property losses in New Orleans and Metairie, Louisiana and Biloxi, Mississippi as a result of Hurricane Katrina. The Company has not yet received insurance proceeds associated with its business interruption or other additional costs incurred.

Income Tax Expense. Income tax expense increased to $2.1 million in the second quarter of fiscal 2006 from $1.0 million in the second quarter of fiscal 2005. The increase was primarily due to an increase in income before income tax partially offset by a decrease in the estimated annual effective tax rate.

Income from Continuing Operations. Income from continuing operations increased $1.6 million, or 48.5%, to $4.9 million in the second quarter of fiscal 2006 from $3.3 million in the second quarter of fiscal 2005.

Discontinued Operations, net of Income Tax Benefit. Discontinued operations expense decreased to $60,000 in the second quarter of fiscal 2006 from $238,000 in the second quarter of fiscal 2005. On June 25. 2006, the Company closed its Cleveland, Ohio restaurant whose lease term ends in September 2006. The Company determined that the closed restaurant should be accounted for as discontinued operations because the Company does not expect any further direct or indirect cash inflows from the discontinued restaurant as the restaurant has completely ceased operation. During August 2005, the Company entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorneys fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) the Company and the landlord adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with the landlord for the remaining term. At June 25, 2006, the Company maintained a contingent lease liability of $0.2 million related to this property. The $0.2 million expense during the second quarter of fiscal 2005 related primarily to ongoing lease related and other post-closing expenses of the restaurant recognized related to Manhattan-UN, New York.

First Twenty-Six Weeks of Fiscal 2006 Compared to First Twenty-Six Weeks of Fiscal 2005

Restaurant Sales. Restaurant sales increased $16.6 million, or 16.2%, to $118.9 million in the first twenty-six weeks of fiscal 2006 from $102.3 million in the first twenty-six weeks of fiscal 2005. The increase was due primarily to a $13.1 million increase in sales provided by the opening of four new company-owned restaurants, together with a $6.2 million increase in sales from restaurants open throughout both periods, representing comparable company-owned restaurant sales growth of 6.4%, and partially offset by the closing of one restaurant in New Orleans, Louisiana, due to Hurricane Katrina. Approximately 94% of this increase in comparable company-owned restaurant sales was attributable to increased per entrée spending, driven by a shift in meal period and sales mix as well as price increases of approximately 3.0% and 1.5% taken in August 2005 and January 2006, respectively, with the remainder due to increased entrée volume.

Franchise Income. Franchise income increased $0.8 million, or 15.1%, to $6.1 million in the first twenty-six weeks of fiscal 2006 from $5.3 million in the first twenty-six weeks of fiscal 2005. The increase in franchise income was due to a $9.0 million increase in sales provided by six new franchisee-owned restaurants and a $4.0 million increase in franchisee-owned restaurant sales from the franchisee-owned restaurants open through out both periods, representing a comparable franchisee-owned restaurant sales growth of 4.1%.

Food and Beverage Costs. Food and beverage costs increased $6.0 million, or 18.9%, to $37.7 million in the first twenty-six weeks of fiscal 2006 from $31.7 million in the first twenty-six weeks of fiscal 2005. As a percentage of restaurant sales, food and beverage costs increased to 31.7% in the first twenty-six weeks of fiscal 2006 from 31.0% in the first twenty-six weeks of fiscal 2005. This increase in food and beverage costs as a percentage of restaurant sales, was due to increased meat costs, primarily tenderloin and prime beef.

Restaurant Operating Expenses. Restaurant operating expenses increased $6.4 million, or 14.1%, to $51.9 million in the first twenty-six weeks of fiscal 2006 from $45.5 million in the first twenty-six weeks of fiscal 2005. The increase was due to higher restaurant sales in the first twenty-six weeks of fiscal 2006, increased hourly labor costs, increased management staffing related to new restaurant openings and increased utility costs. As a result, restaurant operating expenses, as a percentage of restaurant sales, increased 0.8% to 43.7% in the first twenty-six weeks of fiscal 2006 from 44.5% in the first twenty-six weeks of fiscal 2005.

Marketing and Advertising. Marketing and advertising expenses decreased $1.0 million, or 21.7%, to $3.6 million in the first twenty-six weeks of fiscal 2006 from $4.6 million in the first twenty-six weeks of fiscal 2005. As a percentage of total revenues, marketing and advertising decreased 1.4% to 2.9% in the first twenty-six weeks of fiscal 2006 from 4.3% in the first twenty-six weeks of fiscal 2005. The decrease was due to the Company’s decision not to run national cable television advertising in fiscal 2006. In fiscal 2005, the Company’s national cable television advertising campaign began in late January 2005 and ran over a twenty-one week period through mid June 2005.

General and Administrative. General and administrative costs increased $4.1 million, or 61.2%, to $10.8 million in the first twenty-six weeks of fiscal 2006 from $6.7 million in the first twenty-six weeks of fiscal 2005. General and administrative costs, as a percentage of total revenues, increased 2.4% to 8.6% in the first twenty-six weeks of fiscal 2006 from 6.2% in the first twenty-six weeks of fiscal 2005. This increase was primarily due to the recruitment and hiring of several key management and staff personnel in all functional areas in the later part of fiscal 2005, additional costs associated with initiating and maintaining operations at the Company’s Orlando headquarters, as well as the addition of certain public-company expenses.

Depreciation and Amortization. Depreciation and amortization expense increased $0.9 million, or 28.1%, to $4.1 million in the first twenty-six weeks of fiscal 2006 from $3.2 million in the first twenty-six weeks of fiscal 2005. The increase was due primarily to the addition of four new company-owned restaurants since the first twenty-six weeks of 2005 as well as investments at the Company’s existing company-owned restaurants and corporate headquarters.

Interest Expense, net. Interest expense, net of interest income, decreased $4.9 million, or 84.5%, to $0.9 million in the first twenty-six weeks of fiscal 2006 from $5.8 million in the first twenty-six weeks of fiscal 2005. This decrease was primarily due to the repayment of debt in connection with the Company’s initial public offering in August 2005 and the refinancing of the Company’s credit facility in September 2005, which resulted in a lower weighted average interest rate.

Income Tax Expense. Income tax expense increased to $4.8 million in the first twenty-six weeks of fiscal 2006 from $2.6 million in the first twenty-six weeks of fiscal 2005. The increase was primarily due to an increase in income before income tax partially offset by a decrease in the estimated annual effective tax rate.

Income from Continuing Operations. Income from continuing operations increased $4.7 million, or 77.0%, to $10.8 million in the first twenty-six weeks of fiscal 2006 from $6.1 million in the first twenty-six weeks of fiscal 2005.

Discontinued Operations, net of Income Tax Benefit. Discontinued operations provided a $49,000 expense in the first twenty-six weeks of fiscal 2006 and a $0.7 million expense in the first twenty-six weeks of fiscal 2005. On June 25, 2006, the Company closed its Cleveland, Ohio restaurant whose lease term ends in September 2006. The Company determined that the closed restaurant should be accounted for as discontinued operations because the Company does not expect any further direct or indirect cash inflows from the discontinued restaurant as the restaurant has completely ceased operation. During August 2005, the Company entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorneys fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) the Company and the landlord adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with the landlord for the remaining term. At June 25, 2006, the Company maintained a contingent lease liability of $0.2 million related to this property. The $0.5 million expense during the first twenty-six weeks of fiscal 2005 related primarily to ongoing lease related and other post-closing expenses of the restaurant recognized related to Manhattan-UN, New York.

Liquidity and Capital Resources

The following table presents a summary of the Company’s net cash provided by (used in) operating, investing and financing activities:

	26 Weeks Ending
	June 26, 2005	June 25, 2006
	(unaudited)
Net cash provided by operating activities	$12,064	$16,795
Net cash used in investing activities	(2,462)	(6,676)
Net cash used in financing activities	(10,791)	(10,022)

Net (decrease) increase in cash and cash equivalents	$(1,189)	$97

The Company’s principal source of cash during the first twenty-six weeks of fiscal 2006 was cash generated from operations. Principal uses of cash during the first twenty-six weeks of fiscal 2006 included capital expenditures and debt service. The Company expects that its principal uses of cash in the future will be to finance capital expenditures and to service debt.

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

Net cash provided by operating activities was $16.8 million in the first twenty-six weeks of fiscal 2006, compared to $12.1 million in the first twenty-six weeks of fiscal 2005. The increase in net cash provided by operating activities was due primarily to higher net income.

Net cash used in investing activities was $6.7 million in the first twenty-six weeks of fiscal 2006, compared to $2.5 million in the first twenty-six weeks of fiscal 2005. The increase was the result of increased capital expenditures related to major remodels, capital expenditures of existing restaurants and expenditures associated with new restaurant construction.

Net cash used in financing activities was $10.0 million in the first twenty-six weeks of fiscal 2006, compared to $10.8 million in the first twenty-six weeks of fiscal 2005. This decrease was the result of lower debt service requirements following the completion of the Company’s initial public offering in August 2005.

Capital expenditures totaled $6.7 million in the first twenty-six weeks of fiscal 2006, compared to $4.6 million in the first twenty-six weeks of fiscal 2005. The increase was primarily due to expenditures to remodel and upgrade existing locations as well as expenditures associated with new restaurant construction. During the first twenty-six weeks of fiscal 2006 the company opened one new restaurant in Pasadena, CA.

The Company anticipates capital expenditures in the future will increase to the extent it opens additional company-owned restaurants and opportunistically acquires franchise-owned restaurants and related rights. See Note (9) in the Notes to Condensed Consolidated Statements regarding a completed franchise acquisition. The Company currently expects to open three company-owned restaurants in 2006 and ten to twelve company owned restaurants in

2007. The Company believes that its net investment in future openings will range between $2.0 million and $4.0 million depending upon underlying individual restaurant economics and the restaurant’s and the Company’s ability to use its resources to obtain its fully-capitalized return-on-investment targets. In 2006, the Company expects its capital expenditures to be approximately $18.0 million to $20.0 million, substantially all of which will relate to planned restaurant openings. Additionally, the Company expects to spend approximately $5.0 million in maintenance capital expenditures related to the Company’s recent franchisee acquisition. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of the Company’s revolving credit facility, depending upon timing of expenditures. The Company is considering options as it relates to its new headquarters facility in Heathrow, Florida that includes the potential purchase of the facility. This expenditure would be in addition to the above noted amounts.

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

The Company is required to maintain certain financial covenants and is also subject to restrictive covenants under its credit agreement. The Company is currently in compliance with such covenants. At June 25, 2006, the Company had $28.0 million outstanding under its senior credit facility and $70.1 million of availability net of $1.9 million of outstanding letters of credit. The Company’s total weighted average effective interest rate at June 25, 2006, was 5.830%.

On January 17, 2006, the Company entered into a three year interest rate swap with notional amounts totaling $15 million through June 26, 2007, $10 million through June 26, 2008, and $5 million through its expiration on June 26, 2009 of the then outstanding debt under its senior credit facility, to limit the variability of a portion of its interest payments. Under the terms of this interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed rate debt. As of June 25, 2006, approximately $140,000 of unrealized gain, net of tax, on the swap was recorded in accumulated other comprehensive income. The Company entered into an additional two year interest rate swap on July 11, 2006 related to additional borrowings associated with the completed franchise acquisition. See Notes (4) and (9) in the Notes to Condensed Consolidated Statements.

On May 17, 2006, the Company completed an amendment to its existing senior revolving credit facility to increase its availability under the facility to $100.0 million. This amendment also provides that the revolving credit facility may be further increased by $25.0 million upon the Company’s request (for a total commitment of $125.0 million). The financial covenants, restrictive covenants and terms of the increased revolving credit facility are the same as those in our existing revolving credit facility.

Off-Balance Sheet Arrangements

The Company has guaranteed the operating lease for the franchisee-owned restaurant in Detroit, Michigan. The operating lease requires annual minimum lease payments of $0.2 million through August 2010, the expiration of the first renewal term, and through one subsequent renewal term, which option may be exercised by the franchisee. The Company will be acquiring this restaurant as part of the acquisition referred to in Notes (7) and (9) of the Notes to Condensed Consolidated Statements, at which time its guarantee will no longer constitute an off-balance sheet arrangement.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005 includes a summary of the critical accounting policies the Company believes are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the first twenty-six weeks of fiscal 2006, except for the adoption of Financial Accounting Standards Board Statement No. 123(R), Share-based Payment (“FAS 123R”).

Share-Based Compensation

FAS 123R requires the recognition of compensation expense in the Condensed Consolidated Statements of Income related to the fair value of employee share-based options. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the expected dividends. Judgment is also required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted. Prior to adopting FAS 123, the Company applied APB Opinion No. 25, and related Interpretations, in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in prior periods.

Prior to the adoption of FAS 123R, the Company presented the tax savings resulting from tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” FAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow related to certain stock option transactions.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s new senior credit facilities, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At June 25, 2006, the Company had $28.0 million of variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal 2006 of approximately $0.3 million.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 10, 2006.

(1) The stockholders voted for the election of the following directors to serve on the Company’s board of directors until the next annual meeting and until their successors have been elected and qualified, or until their earlier death, resignation or retirement:

Director	Votes For	Votes Withheld
Craig S. Miller	21,542,678	174,522
Robin P. Selati	20,816,636	900,629
Carla R. Cooper	21,572,770	144,430
Bannus B. Hudson	21,151,739	565,461
Alan Vituli	21,149,124	568,076

There were no broker non-votes

(2) The proposal to ratify KPMG LLP as the Company’s independent registered accounting firm for fiscal 2006 was approved by a vote of 21,643,233 for, 70,252 against and 3,780 abstentions. There were no broker non-votes.

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

August 9, 2006