Form 10-Q
period 2006-09-24
Ruths Chris Steak House, Inc.
filed 2006-11-02
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2006

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2006, was 23,224,009.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: the impact of adverse weather conditions on the Company’s operations; changes in economic conditions and trends generally; changes in consumer preferences or discretionary spending; the effect of competition in the restaurant industry; the Company’s ability to achieve market acceptance, particularly in new markets; the Company’s ability to achieve and manage its planned expansion; the Company’s ability to execute its business strategy effectively; health concerns about beef or other food products; reductions in the availability of, or increases in the cost of, USDA Prime grade beef and other food items; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to Company employees,

ii

the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; the Company’s ability to protect its name and logo and other proprietary information; the impact of litigation; and the loss of key management personnel. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005 filed by the Company, as well as the Company’s other filings with the Securities and Exchange Commission (the “SEC”), all of which are available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

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

iii

PART 1 – FINANCIAL STATEMENTS

ITEM 1 – FINANCIAL STATEMENTS

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share and per share data)

	December 25, 2005	September 24, 2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,985	$2,020
Accounts receivable, less allowance for doubtful accounts 2005 - $385; 2006 - $109 (unaudited)	12,820	11,894
Inventory	4,592	4,941
Prepaid expenses and other	2,156	3,737
Escrow for pending acquisitions	—	11,878
Deferred income taxes	262	—

Total current assets	28,815	34,470
Property and equipment, net	63,850	73,876
Goodwill	30,533	53,691
Deferred income taxes	9,192	13,475
Other assets	1,806	2,253

Total assets	$134,196	$177,765

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$23,752	$23,891
Deferred revenue	18,639	15,930
Deferred income taxes	—	2,911
Other current liabilities	1,029	1,432

Total current liabilities	43,420	44,164
Long-term debt	38,500	62,000
Deferred rent	11,730	14,380
Other liabilities	281	448

Total liabilities	93,931	120,992

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 23,074,496 shares issued and outstanding at December 25, 2005, 23,220,853 shares issued and outstanding at September 24, 2006 (unaudited)	231	232
Additional paid-in capital	162,567	166,050
Accumulated deficit	(122,533)	(109,418)
Accumulated other comprehensive loss	—	(91)

Total shareholders’ equity	40,265	56,773

Total liabilities and shareholders’ equity	$134,196	$177,765

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements - Unaudited

(dollar amounts in thousands, except share and per share data)

	13 Weeks Ending		39 Weeks Ending
	September 25, 2005	September 24, 2006	September 25, 2005	September 24, 2006
Revenues:
Restaurant sales	$43,180	$55,452	$145,490	$174,340
Franchise income	2,509	2,660	7,790	8,732
Other operating income	100	146	351	431

Total revenues	45,789	58,258	153,631	183,503
Costs and expenses:
Food and beverage costs	13,453	18,301	45,141	56,014
Restaurant operating expenses	21,218	26,828	66,692	78,707
Marketing and advertising	570	1,891	5,187	5,530
General and administrative costs	3,726	5,354	10,448	16,117
Depreciation and amortization expenses	1,579	2,202	4,737	6,318
Hurricane and relocation costs	1,191	126	1,191	613
Pre-opening costs	665	402	905	858

Operating income	3,387	3,154	19,330	19,346
Other income (expense):
Interest expense, net	(1,437)	(730)	(7,205)	(1,671)
Accrued dividends and accretion on mandatorily redeemable senior preferred stock	(305)	—	(1,891)	—
Insurance proceeds, net	—	1,000	—	1,415
Other	59	37	138	(42)

Income from continuing operations before income tax expense	1,704	3,461	10,372	19,048
Income tax expense	768	1,108	3,347	5,862

Income from continuing operations	936	2,353	7,025	13,186
Discontinued operations, net of income tax benefit	(293)	22	424	71

Net income	1,229	2,331	6,601	13,115

Less dividends earned on junior preferred stock and warrant expense	861	—	3,706	—

Net income available to common shareholders	$368	$2,331	$2,895	$13,115

Basic earnings (loss) per share:
Continuing operations	$—	$0.10	$0.20	$0.57
Discontinued operations	0.02	—	(0.03)	—

Basic earnings per share	$0.02	$0.10	$0.17	$0.57

Diluted earnings (loss) per share:
Continuing operations	$—	$0.10	$0.20	$0.56
Discontinued operations	0.02	—	(0.03)	—

Diluted earnings per share	$0.02	$0.10	$0.17	$0.56

Shares used in computing net income (loss) per common share:
Basic	22,730,834	23,208,716	16,268,775	23,157,446

Diluted	23,338,454	23,439,470	16,876,395	23,431,704

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Unaudited

(dollar amounts in thousands, except share and per share data)

	39 Weeks Ending
	September 25, 2005	September 24, 2006
Cash flows from operating activities:
Net income	$6,601	$13,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,829	6,318
Deferred income taxes	675	(1,011)
Amortization of deferred financing costs	2,138	61
Loss on sale or disposition of assets	79	53
Accrued dividends and accretion on mandatorily redeemable preferred stock	1,891	—
Non-cash compensation expense	93	423
Changes in operating assets and liabilities:
Accounts receivables	(5,424)	(3,616)
Inventories	265	(350)
Prepaid expenses and other	(131)	291
Other assets	(165)	(471)
Accounts payable and accrued expenses	12,850	447
Deferred revenue	(2,791)	(2,710)
Deferred rent	2,388	2,650
Other liabilities	(938)	472

Net cash provided by operating activities	22,360	15,672

Cash flows from investing activities:
Acquisition of property and equipment	(11,842)	(16,396)
Acquisition of franchisee	—	(35,037)
Proceeds on sale or disposition of fixed assets	2,102	—
Insurance proceeds related to hurricane damage	—	2,670
Decrease in notes receivable	(226)	—

Net cash used in investing activities	(9,966)	(48,763)

Cash flows from financing activities:
Principal repayments on long-term debt	(159,500)	(13,500)
Proceeds from long-term financing	117,000	37,000
Redemption of senior preferred stock	(41,747)	—
Redemption of junior preferred stock	(76,243)	—
Income tax benefits credited to equity	2,960	2,617
Proceeds from issuance of common stock	154,337	—
Proceeds from exercise of stock options and warrants	300	136
Deferred financing costs	(791)	(127)

Net cash (used in) provided by financing activities	(3,684)	26,126

Net decrease in cash and cash equivalents	8,710	(6,965)
Cash and cash equivalents at beginning of period	3,906	8,985

Cash and cash equivalents at end of period	$12,616	$2,020

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,698	1,745
Income taxes	$2,009	4,662

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Statements

(dollar amounts in thousands, except share and per share data)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Chris Steak House, Inc. and its subsidiaries (together, the “Company”) as of September 24, 2006 and December 25, 2005 and for the quarter and thirty-nine week periods ended September 24, 2006 and September 25, 2005 have been prepared by the Company, pursuant to the rules and regulations of the SEC. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the period to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, and obligations related to workers’ compensation and medical insurance. Actual results could differ from those estimates.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the fiscal quarters and thirty-nine week periods ended September 24, 2006 and September 25, 2005 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The fiscal quarters ended September 24, 2006 and September 25, 2005 each contained 13 weeks and are referred to herein as the third quarter of fiscal 2006 and the third quarter of fiscal 2005, respectively. When combined, the first, second and third quarters of each fiscal year are referred to as the first thirty-nine weeks of fiscal 2006 and the first thirty-nine weeks of fiscal 2005, respectively.

(2) Stock-Based Employee Compensation

On December 26, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). Prior to December 26, 2005, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25, no compensation was required to be recognized for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The Company adopted FAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized during the first thirty-nine weeks of fiscal 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to December 26, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. The results for the prior periods have not been restated.

As a result of the adoption of FAS 123R on December 26, 2005, income from continuing operations, income before taxes and net income for the first thirty-nine weeks of fiscal 2006 were $374, $374, and $260, respectively, lower than had the Company continued to account for stock-based compensation under APB 25. Basic and diluted income per share for the quarter ended September 24, 2006 would have been $0.11 had the Company not adopted FAS 123R compared to the Company’s reported basic and diluted EPS of $0.10. Basic and diluted income per share the first thirty-nine weeks of fiscal 2006 would have been $0.58 and $0.57 had the Company not adopted FAS 123R compared to the Company’s reported basic and diluted EPS of $0.57 and $0.56. The adoption of FAS 123R decreased the Company’s cash flows from operations and increased its cash flows from financing activities by $2.6 million.

As of September 24, 2006, the Company has the following share-based compensation plans:

2000 Stock Option Plan

The Company established a stock option plan which allows the Company’s Board of Directors to grant stock options to directors, officers, key employees and other key individuals performing services for the Company. The 2000 Stock Option Plan authorizes grants of options to purchase up to 1,765,981 shares of authorized but unissued common stock. The 2000 Stock Option Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to ten years from date of grant. Under the 2000 Stock Option Plan there are 347,993 shares of common stock issuable upon exercise of currently outstanding options at September 24, 2006 and 613,258 shares available for future grants. No future grants are expected to be made under the 2000 Stock Option Plan.

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

2005 Long-Term Equity Incentive Plan

In connection with the initial public offering, the Company adopted the Ruth’s Chris Steak House, Inc. 2005 Long-Term Equity Incentive Plan (the “2005 Equity Incentive Plan”), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2005 Equity Incentive Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Under the Company’s 2005 Equity Incentive Plan, there are 796,695 shares of common stock issuable upon exercise of currently outstanding options at September 24, 2006 and 1,562,071 shares available for future grants.

The following table summarizes stock option activity during the first thirty-nine weeks of fiscal 2006 under all plans:

	September 24, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000's)
Outstanding at beginning of year	861,583	$7.47
Granted	491,100	18.56
Exercised	(146,359)	0.93
Forfeited	(61,636)	10.72

Outstanding at end of period	1,144,688	$12.89	8.28	$6,853

Options exercisable at end of period	326,222	$4.53	5.75	$4,658

As of September 24, 2006, there was $5.0 million of total unrecognized compensation costs related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 4.6 years. The total intrinsic value of options exercised in the first thirty-nine weeks of fiscal 2006 was $2.8 million. The total intrinsic value of options exercised in the first thirty-nine weeks of fiscal 2005 was $10.6 million. The Company recorded $374 in total compensation cost during the first thirty-nine weeks of fiscal 2006 that was expensed in general and administrative costs.

During the first thirty-nine weeks of fiscal 2006 the Company received $136 in cash related to the exercise of options and tax benefits of $2.6 million. The exercise of shares were fulfilled from shares reserved for issue under the stock option plans and resulted in an increase in issued shares outstanding.

A summary of the status of non-vested shares as of September 24, 2006 and changes during the first thirty-nine weeks of fiscal 2006 is presented below.

	September 24, 2006
	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at beginning of year	475,689	$3.29
Granted	491,100	7.82
Vested	(96,057)	3.03
Canceled	(52,266)	3.43

Non-vested shares at end of period	818,466	$6.03

The weighted average grant-date per share fair value of options granted in the first thirty-nine weeks of fiscal 2006 was $7.82. The weighted average grant-date per share fair value of options granted in the first thirty-nine weeks of fiscal 2005 was $4.91. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the following table. The expected term of options granted is derived from historical data on employee exercise in post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturities rate in effect at the time of grant. Expected volatility during 2006 is based on the historical volatility of our stock.

	39-Weeks Ended September 25, 2005	39-Weeks Ended September 24, 2006
Expected life	6.3 yrs	6.3 yrs
Risk-free interest rate	4.28%	4.84%
Volatility	20.00%	32.14%
Expected dividend yield	0.0%	0.0%

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

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FAS 123 to all outstanding and unvested awards in the first thirty-nine weeks of fiscal 2005. For purposes of pro forma disclosures, the value of the options is estimated using a Black-Scholes option pricing formula and amortized to expense over the options’ vesting periods; using the graded vesting method. The following pro forma information sets forth net income assuming that the Company had used the FAS 123 fair value method in accounting for employee stock options during the third quarter and first thirty-nine weeks of fiscal 2005:

	13 Weeks Ending September 25, 2005	39 Weeks Ending September 25, 2005
	(unaudited)	(unaudited)
Net income (loss), as reported	$1,229	$6,601
Stock-based employee compensation expense	(19)	(20)

Pro-forma net income	$1,210	$6,581

There was no impact on GAAP reported earnings per share during the first thirty-nine weeks of fiscal 2005.

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

The accumulated balance of other comprehensive income as of September 24, 2006 was a $91 deficit related to unrealized losses on derivative instruments.

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

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is designated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, or management determines that the designation of the derivative as a hedging instrument is no longer appropriate.

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

The Company uses variable-rate debt to finance a portion of its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management entered into an interest rate swap agreement during fiscal 2006 to manage fluctuations in cash flows resulting from interest rate risk. The initial notional amount of approximately $15.0 million was entered into effective January 16, 2006, followed by an additional notional amount of $20.0 million effective July 11, 2006. This swap changes the variable-rate cash flow exposure on a portion of the credit facility to fixed cash flows. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the portion of debt hedged. This initial $15.0 million hedge expires in March 2009, while the $20.0 million hedge expires in September 2008.

Changes in the fair value of the interest rate swap designated as a hedging instrument that effectively offsets the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. As of September 24, 2006, approximately $91 of deferred losses, net of tax, on derivative instruments were accumulated in other comprehensive income.

(5) Notes Payable and Long-term Debt

Long-term debt consists of the following:

	December 25, 2005	September 24, 2006
		(unaudited)
Senior Credit Facility:
Revolving credit facility	$38,500	$62,000
Less current maturities	—	—

	$38,500	$62,000

On September 27, 2005, the Company entered into a senior credit facility with Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as documentation agent, and JPMorgan Chase Bank, National Association, Wells Fargo Bank, National Association, as co-lead arrangers and Wachovia Bank, N.A. The senior credit facility provides for a five-year revolving credit facility (including letters of credit) of up to $55.0 million, up to $5.0 million of which may be funded through swing line loans. The senior credit facility also provides that the revolving credit facility may be increased by up to $25.0 million at the Company’s request (for a total commitment of $80.0 million). The Company used the $38.5 million funded at closing under the Credit Agreement to prepay and retire borrowings under its previous credit facility and to pay related fees and expenses.

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

As of September 24, 2006, the Company had an aggregate of $62.0 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 5.960%. The Company had approximately $36.1 million of borrowings available under its revolving credit facility, net of outstanding letters of credit of approximately $1.9 million. The Company is required to maintain certain financial covenants and is also subject to restrictive covenants under its borrowings. The Company was in compliance with all such covenants at September 24, 2006. The Company’s obligations under the senior credit facility are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries.

(6) Earnings Per Share

Basic earnings per common share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the applicable period. Basic and diluted earnings per common share were determined on the assumption that all outstanding warrants were exercised as of the beginning of each period. For the fiscal quarter and thirty-nine weeks ended September 24, 2006, options to purchase 40,600 shares of the Company’s common stock at a weighted average price of $22.51 per share were not included in the calculation of weighted average shares for diluted earnings per share because their effects were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ending		39 Weeks Ending
	September 25,	September 24,	September 25,	September 24,
	2005	2006	2005	2006
	(unaudited)		(unaudited)
Income available to common stockholders	$368	$2,331	$2,895	$13,115

Shares:
Weighted average number of common shares outstanding	22,730,834	23,208,716	16,268,775	23,157,446
Dilutive stock options	607,620	230,754	607,620	274,259

Weighted average number of common shares outstanding	23,338,454	23,439,470	16,876,395	23,431,704

Basic earnings (loss) per share:
Continuing operations	$—	$0.10	$0.20	$0.57
Discontinued operations	0.02	—	(0.03)	—

Basic earnings (loss) per share	$0.02	$0.10	$0.17	$0.57

Diluted earnings (loss) per share:
Continuing operations	$—	$0.10	$0.20	$0.56
Discontinued operations	0.02	—	(0.03)	—

Diluted earnings (loss) per share	$0.02	$0.10	$0.17	$0.56

On August 1, 2005, the Company completed a 20.75281-for-1 split of the Company’s common stock. Accordingly, basic and diluted shares for all periods have also been calculated based on the weighted average shares outstanding, as adjusted for the stock split.

(7) Acquisition

On July 10, 2006, the Company completed the acquisition of five of the seven franchised restaurants from Mr. Thomas J. Moran pursuant to the asset purchase agreement dated April 24, 2006. The restaurants acquired are located in Northbrook, Illinois; Memphis and Nashville, Tennessee; and Jacksonville and Ponte Vedra, Florida. The asset purchase agreement also provides for the acquisition by the Company of restaurants located in Chicago, Illinois and Troy, Michigan, and grants the Company an option to acquire an eighth unit in Baton Rouge, Louisiana. In connection with the acquisition, the Company acquired all of the Seller’s interests in the five aforementioned Ruth’s Chris Steak House restaurants for approximately $25.1 million in cash, and placed an additional $11.9 million in cash into an escrow account, which will be released to the Seller upon the closing of the acquisition of the restaurants in Chicago, Illinois and Troy, Michigan. The acquisition was financed with borrowings under the Company’s revolving credit facility.

The results of the operations of the five purchased franchisees from July 10, 2006 through September 24, 2006 have been included in the Company’s consolidated statements of operations for the thirteen and thirty-nine week periods ended September 24, 2006.

The acquisition of the Chicago, Illinois franchised restaurant was completed on October 8, 2006, and the acquisition of the Troy, Michigan franchised restaurant was completed on October 30, 2006.

The table below summarizes the allocation of proceeds paid to the seller. Additional amounts associated with legal and closing costs are not included.

Inventory	$319
Property, Plant and Equipment	1,644
Goodwill	23,159

Total assets acquired as of September 24, 2006	25,122
Amount in escrow	11,878

Net assets acquired as of September 24, 2006	$37,000

On September 25, 2006, the Company amended it current report on form 8-K originally filed on July 14, 2006, to include historical and pro forma financial information relating to these restaurants.

(8) Commitments and Contingencies

The Company has guaranteed the operating lease for the franchisee-owned restaurant in Troy, Michigan. The operating lease requires annual minimum lease payments of $0.2 million through August 2010, the expiration of the first renewal term, and through one subsequent renewal term, which option may be exercised by the franchisee. This location was acquired by the Company on October 30, 2006.

The Company is subject to other various claims, possible legal actions, and other matters arising in the normal course of business. Management does not expect disposition of these other matters to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

(9) Discontinued Operations

On June 25, 2006, the Company closed its Cleveland, Ohio restaurant whose lease term ended in September 2006. The Company accounted for its exit costs in accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which required that such costs be expensed in the period such costs are incurred. All of these costs incurred are included in discontinued operations in the accompanying condensed consolidated income statements. The Company determined that the closed restaurant should be accounted for as discontinued operations because the Company does not expect any further direct or indirect cash inflows from the discontinued restaurant, since the restaurant has completely ceased operation. The Company recognized a $221 loss on impairment related to this location during fiscal year 2005.

On December 24, 2004, the Company closed its Manhattan-UN, New York restaurant operation, one of its two Ruth’s Chris Steak House locations in Manhattan, New York. Prior to and including 2004, the Company experienced operating losses at its Manhattan-UN, New York restaurant location, which leased the property on which it operated. During August 2005, the Company entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorney’s fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with landlord for the remaining term. This agreement resulted in a reduction of previously recorded rental liability. At September 24, 2006, the Company maintained a contingent lease liability of $0.2 million related to this property.

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

Discontinued operations consist of the following:

	13 Weeks Ending		39 Weeks Ending
	September 25, 2005	September 24, 2006	September 25, 2005	September 24, 2006
	(unaudited)		(unaudited)
Revenues	$686	—	$2,164	$1,569
Income (loss) before income tax	$312	$(33)	$(664)	$(131)
Income (loss) from operations of discontinued restaurants, net of income tax benefit	$293	$(22)	$(424)	$(71)

(10) Subsequent Events

On October 8, 2006, the Company acquired its formerly franchised downtown Chicago, Illinois restaurant, and on October 30, 2006, acquired the Troy, Michigan franchised restaurant from Mr. Thomas J. Moran pursuant to the asset purchase agreement dated April 24, 2006 described above in Note (7).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is an owner, operator and franchisor of upscale steakhouses. As of September 24, 2006, there were 95 Ruth’s Chris Steak House restaurants, of which 46 are company-owned and 49 are franchisee-owned, including nine international franchisee-owned restaurants in Mexico, Hong Kong, Taiwan and Canada.

The Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005, provides additional information about the Company’s business, operations and financial condition.

Initial Public Offering

In August 2005, the Company and selling shareholders completed an initial public offering of 9,375,000 and 5,575,000 shares of common stock, respectively, at $18.00 per share. The Company received net proceeds of approximately $154.3 million from the sale of shares of its common stock in the offering after deducting underwriting discounts and commissions and offering expenses. The Company used the net proceeds of the offering as follows: (1) approximately $11.7 million was used to redeem all of its outstanding mandatorily redeemable Series A senior cumulative preferred stock (the “Senior Preferred Stock”), (2) approximately $76.2 million to redeem or repurchase all of its outstanding Series B junior cumulative preferred stock (the “Junior Preferred Stock”), (3) approximately $65.5 million was used to repay a portion of the outstanding indebtedness under its senior credit facilities and (4) approximately $0.8 million was used for general working capital needs of the Company.

Hurricane and Relocation Costs.

During the third quarter of fiscal 2005, the Company’s corporate office building in Metairie, Louisiana was damaged by Hurricane Katrina and the Company subsequently relocated its corporate offices to Heathrow, Florida. The Company’s restaurants in New Orleans and Metairie, Louisiana, were also damaged by the hurricane. The New Orleans restaurant has not reopened and the Metairie restaurant reopened in December, 2005. The Company had completed the construction and preopening activities for a new restaurant in Biloxi, Mississippi, that was also lost due to Hurricane Katrina. Related to these events, the Company incurred expenses of $1.2 million and $1.5 million in the third and fourth quarters of fiscal 2005, respectively, and $0.2 , $0.3 million and $0.1 million in the first, second and third quarters of fiscal 2006, respectively. These expenses include severance and relocation payments to employees and insurance deductibles for the two New Orleans, Louisiana area restaurants; severance payments, insurance deductibles and preopening costs associated with the Biloxi, Mississippi location; and temporary living, relocation costs and other expenses for the Company’s relocation from Metairie, Louisiana to Heathrow, Florida.

Stock-Based Compensation

On December 26, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). As a result of adopting FAS 123R, net income for the first thirty-nine weeks of fiscal 2006 is $260,000 lower than if the Company had continued to account for share-based compensation under APB 25 as was the case in the comparable prior year period. See Note (2) to Notes to the Condensed Consolidated Financial Statements.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of total revenues for the periods indicated. The Company’s historical results are not necessarily indicative of the operating results that may be expected in the future.

	13 Weeks Ending		39 Weeks Ending
	September 25, 2005	September 24, 2006	September 25, 2005	September 24, 2006
Revenues:
Restaurant sales	94.3%	95.2%	94.7%	95.0%
Franchise income	5.5%	4.6%	5.1%	4.8%
Other operating income	0.2%	0.2%	0.2%	0.2%

Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	31.2%	33.0%	31.0%	32.1%
Restaurant operating expenses (percentage of restaurant sales)	49.1%	48.4%	45.8%	45.1%
Marketing and advertising	1.2%	3.2%	3.4%	3.0%
General and administrative costs	8.1%	9.2%	6.8%	8.8%
Depreciation and amortization expenses	3.4%	3.8%	3.1%	3.4%
Hurricane and relocation costs	2.6%	0.2%	0.8%	0.3%
Pre-opening costs	1.5%	0.7%	0.6%	0.5%

Operating income	7.4%	5.4%	12.6%	10.5%
Other income (expense):
Interest expense, net	(3.1%)	(1.3%)	(4.7%)	(0.9%)
Accrued dividends and accretion on mandatorily redeemable senior preferred stock	(0.7%)	—	(1.2%)	—
Insurance proceeds, net	—	1.7%	—	0.8%
Other	0.1%	0.1%	0.1%	(0.0%)

Income from continuing operations before income tax expense	3.7%	5.9%	6.8%	10.4%
Income tax expense	1.7%	1.9%	2.2%	3.2%

Income from continuing operations	2.0%	4.0%	4.6%	7.2%
Discontinued operations, net of income tax benefit	(0.6%)	—	0.3%	0.0%

Net income	2.7%	4.0%	4.3%	7.1%

Third Quarter of Fiscal 2006 (13 Weeks) Compared to Third Quarter of Fiscal 2005 (13 Weeks)

Restaurant Sales. Restaurant sales increased $12.3 million, or 28.4%, to $55.5 million in the third quarter of fiscal 2006 from $43.2 million in the third quarter of fiscal 2005. The increase was due primarily to a $5.8 million increase in sales provided by the opening of four new company-owned restaurants, as well as $4.8 million contributed by the previously franchised restaurants purchased during the third quarter. Comparable restaurants open throughout both periods experienced a $1.8 million, or 4.3%, increase in sales. The majority of the increase in comparable company-owned restaurant sales was attributable to increased per entrée spending, driven by a shift in sales mix as well as menu price increases of approximately 1.5% and 0.7% taken in January 2006 and August 2006, respectively, with the remainder due to increased entrée volume.

Franchise Income. Franchise income increased $0.2 million, or 6.0%, to $2.7 million in the third quarter of fiscal 2006 from $2.5 million in the third quarter of fiscal 2005. The increase in franchise income was due to a $2.2 million increase in franchisee-owned restaurant sales from the franchisee-owned restaurants open throughout both periods, representing a comparable franchisee-owned restaurant sales growth of 5.7%.

Food and Beverage Costs. Food and beverage costs increased $4.8 million, or 36.0%, to $18.3 million in the third quarter of fiscal 2006 from $13.5 million in the third quarter of fiscal 2005. As a percentage of restaurant sales, food and beverage costs increased by 1.8% to 33.0% in the third quarter of fiscal 2006 from 31.2% in the third quarter of fiscal 2005. This increase in food and beverage costs as a percentage of restaurant sales was due to higher meat costs, primarily tenderloin.

Restaurant Operating Expenses. Restaurant operating expenses increased $5.6 million, or 26.4%, to $26.8 million in the third quarter of fiscal 2006 from $21.2 million in the third quarter of fiscal 2005. The increase was due to higher restaurant sales in the third quarter of fiscal 2006, increased hourly labor costs, increased management staffing related to new restaurant openings, and increased utility costs. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 48.4% in the third quarter of fiscal 2006 from 49.1% in the third quarter of fiscal 2005 as a result of leveraging certain fixed occupancy and labor costs.

Marketing and Advertising. Marketing and advertising expenses increased $1.3 million, or 231.8%, to $1.9 million in the third quarter of fiscal 2006 from $0.6 million in the third quarter of fiscal 2005. As a percentage of total revenues, marketing and advertising increased by 2.0% to 3.2% in the third quarter of fiscal 2006 from 1.2% in the third quarter of fiscal 2005. The increase was primarily due to increased spending at the local advertising level including radio, cable and public relations. During the third quarter 2005, advertising was comparatively low due to the Company’s national cable television advertising campaign ending in mid June 2005.

General and Administrative. General and administrative costs increased $1.7 million, or 43.7%, to $5.4 million in the third quarter of fiscal 2006 from $3.7 million in the third quarter of fiscal 2005. General and administrative costs, as a percentage of total revenues, increased by 1.1% to 9.2% in the third quarter of fiscal 2006 from 8.1% in the third quarter of fiscal 2005. This increase was primarily due to the recruitment and hiring of several key management and staff personnel in all functional areas in the second half of fiscal 2005 and the first half of 2006, additional costs associated with initiating and maintaining operations at the Company’s Heathrow headquarters, as well as the addition of certain public-company expenses and stock option compensation expense under FAS123R.

Depreciation and Amortization. Depreciation and amortization expense increased $0.6 million, or 39.5%, to $2.2 million in the third quarter of fiscal 2006 from $1.6 million in the third quarter of fiscal 2005. The increase was due primarily to the addition of nine new company-owned restaurants as well as investments at the Company’s existing company-owned restaurants and corporate headquarters.

Interest Expense, net. Interest expense, net of interest income, decreased $0.7 million, or 49.2%, to $0.7 million in the third quarter of fiscal 2006 from $1.4 million in the third quarter of fiscal 2005. This decrease was primarily due to the repayment of debt in connection with the Company’s initial public offering in August 2005, offset by additional borrowing for acquisitions.

Insurance Proceeds, net. During the third quarter of fiscal 2006, the Company recognized income of $1.0 million from property insurance advances related to the Company’s property losses in New Orleans and Metairie, Louisiana and Biloxi, Mississippi as a result of Hurricane Katrina.

Income Tax Expense. Income tax expense increased to $1.1 million in the third quarter of fiscal 2006 from $0.8 million in the third quarter of fiscal 2005. The increase was primarily due to an increase in income before income tax partially offset by a decrease in the estimated annual effective tax rate.

Income from Continuing Operations. Income from continuing operations increased $1.5 million, or 151%, to $2.4 million in the third quarter of fiscal 2006 from $0.9 million in the third quarter of fiscal 2005.

Discontinued Operations, net of Income Tax Benefit. Discontinued operations resulted in a $22,000 expense in the third quarter of fiscal 2006 compared to a recovery of $293,000 in the third quarter of fiscal 2005. On June 25, 2006 the Company closed its Cleveland, Ohio restaurant, which had a lease term that ended September 2006. The Company determined that the closed restaurant should be accounted for as discontinued operations because the Company does not expect any further direct or indirect cash inflows from the discontinued restaurant as the restaurant has completely ceased operation. During August 2005, the Company entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorneys fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) the Company and the landlord adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with the landlord for the remaining term. This agreement resulted in a reduction of previously recorded rental liability providing a $0.3 million recovery for the third quarter 2005. At September 24, 2006, the Company maintained a contingent lease liability of $0.2 million related to this property.

First Thirty-Nine Weeks of Fiscal 2006 Compared to First Thirty-Nine Weeks of Fiscal 2005

Restaurant Sales. Restaurant sales increased $28.8 million, or 19.8%, to $174.3 million in the first thirty-nine weeks of fiscal 2006 from $145.5 million in the first thirty-nine weeks of fiscal 2005. The increase was due primarily to a $18.8 million increase in sales provided by the opening of four new company-owned restaurants, as well as $4.8 million contributed by the previously franchised restaurants purchased during the third quarter Comparable restaurants open throughout both periods experienced a $8.0 million, or 5.8%, increase in sales. This was partially offset by the closing of one restaurant in New Orleans, Louisiana, due to Hurricane Katrina. The majority of this increase in comparable company-owned restaurant sales was attributable to increased per entrée spending, driven by a shift in meal period and sales mix as well as price increases of approximately 1.5% and 0.7% taken in January 2006 and August 2006, respectively, with the remainder due to increased entrée volume.

Franchise Income. Franchise income increased $0.9 million, or 12.1%, to $8.7 million in the first thirty-Nine weeks of fiscal 2006 from $7.8 million in the first thirty-Nine weeks of fiscal 2005. The increase in franchise income was due to a $9.5 million increase in sales provided by five new franchisee-owned restaurants and a $6.3 million increase in franchisee-owned restaurant sales from the franchisee-owned restaurants open through out both periods, representing a comparable franchisee-owned restaurant sales growth of 5.1%.

Food and Beverage Costs. Food and beverage costs increased $10.9 million, or 24.1%, to $56.0 million in the first thirty-nine weeks of fiscal 2006 from $45.1 million in the first thirty-nine weeks of fiscal 2005. As a percentage of restaurant sales, food and beverage costs increased by 1.1% to 32.1% in the first thirty-nine weeks of fiscal 2006 from 31.0% in the first thirty-nine weeks of fiscal 2005. This increase in food and beverage costs as a percentage of restaurant sales, was due to increased meat costs, primarily tenderloin and prime beef.

Restaurant Operating Expenses. Restaurant operating expenses increased $12.0 million, or 18.0%, to $78.7 million in the first thirty-nine weeks of fiscal 2006 from $66.7 million in the first thirty-nine weeks of fiscal 2005. The increase was due to higher restaurant sales in the first thirty-nine weeks of fiscal 2006, increased hourly labor costs, increased management staffing related to new restaurant openings and increased utility costs. Restaurant operating expenses, as a percentage of restaurant sales, decreased by 0.7% to 45.1% in the first thirty-nine weeks of fiscal 2006 from 45.8% in the first thirty-nine weeks of fiscal 2005 as a result of leveraging certain fixed occupancy and labor costs.

Marketing and Advertising. Marketing and advertising expenses increased $0.3 million, or 6.6%, to $5.5 million in the first thirty-nine weeks of fiscal 2006 from $5.2 million in the first thirty-nine weeks of fiscal 2005. As a percentage of total revenues, marketing and advertising decreased by 0.4% to 3.0% in the first thirty-nine weeks of fiscal 2006 from 3.4% in the first thirty-nine weeks of fiscal 2005. Increased national radio, online and local cable and radio spending was partially offset by elimination of national television advertising. In fiscal 2005, the Company’s national cable television advertising campaign began in late January 2005 and ran over a twenty-one week period through mid June 2005.

General and Administrative. General and administrative costs increased $5.7 million, or 54.3%, to $16.1 million in the first thirty-nine weeks of fiscal 2006 from $10.4 million in the first thirty-nine weeks of fiscal 2005. General and administrative costs, as a percentage of total revenues, increased by 2.0% to 8.8% in the first thirty-nine weeks of fiscal 2006 from 6.8% in the first thirty-nine weeks of fiscal 2005. This increase was primarily due to the recruitment and hiring of several key management and staff personnel in all functional areas in the later part of fiscal 2005 and first half of 2006, additional costs associated with initiating and maintaining operations at the Company’s Heathrow headquarters, as well as the addition of certain public-company expenses and stock option compensation expense under FAS123R.

Depreciation and Amortization. Depreciation and amortization expense increased $1.6 million, or 34.0%, to $6.3 million in the first thirty-nine weeks of fiscal 2006 from $4.7 million in the first thirty-nine weeks of fiscal 2005. The increase was due primarily to the addition of nine new company-owned restaurants since the first thirty-nine weeks of 2005 as well as investments at the Company’s existing company-owned restaurants and corporate headquarters.

Interest Expense, net. Interest expense, net of interest income, decreased $5.5 million, or 76.8%, to $1.7 million in the first thirty-nine weeks of fiscal 2006 from $7.2 million in the first thirty-nine weeks of fiscal 2005. This decrease was primarily due to the repayment of debt in connection with the Company’s initial public offering in August 2005 and the refinancing of the Company’s credit facility in September 2005, which resulted in a lower weighted average interest rate.

Income Tax Expense. Income tax expense increased to $5.9 million in the first thirty-nine weeks of fiscal 2006 from $3.3 million in the first thirty-nine weeks of fiscal 2005. The increase was primarily due to an increase in income before income tax partially offset by a decrease in the estimated annual effective tax rate.

Income from Continuing Operations. Income from continuing operations increased $6.2 million, or 88.6%, to $13.2 million in the first thirty-nine weeks of fiscal 2006 from $7.0 million in the first thirty-nine weeks of fiscal 2005.

Discontinued Operations, net of Income Tax Benefit. Discontinued operations resulted in a $71,000 expense in the first thirty-nine weeks of fiscal 2006 and a $424,000 expense in the first thirty-nine weeks of fiscal 2005. On September 24, 2006, the Company closed its Cleveland, Ohio restaurant, which had a lease term that ended in September 2006. The Company determined that the closed restaurant should be accounted for as discontinued operations because the Company does not expect any further direct or indirect cash inflows from the discontinued restaurant as the restaurant has completely ceased operation. During August 2005, the Company entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorneys fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) the Company and the landlord adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with the landlord for the remaining term. At September 24, 2006, the Company maintained a contingent lease liability of $0.2 million related to this property.

Liquidity and Capital Resources

The following table presents a summary of the Company’s net cash provided by (used in) operating, investing and financing activities:

	39 Weeks Ending
	September 25, 2005	September 24, 2006
	(unaudited)
Net cash provided by operating activities	$22,360	$15,672
Net cash used in investing activities	(9,966)	(48,763)
Net cash (used in) provided by financing activities	(3,684)	26,126

Net (decrease) increase in cash and cash equivalents	$8,710	$(6,965)

The Company’s principal sources of cash during the first thirty-nine weeks of fiscal 2006 were cash provided by operations, and proceeds of long-term financing related to the purchase of seven franchisee-owned restaurants. Principal uses of cash during the first thirty-nine weeks of fiscal 2006 included this acquisition as well as capital expenditures related to existing and in-process restaurants. The Company expects that its principal uses of cash in the future will be to finance capital expenditures and to service debt.

The Company’s operations have not required significant working capital and, like many restaurant companies, it has been able to operate with negative working capital. Restaurant sales are primarily for cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, the Company receives trade credit for the purchase of food, beverage, and supplies, thereby reducing the need for incremental working capital to support growth.

Net cash provided by operating activities was $15.7 million in the first thirty-nine weeks of fiscal 2006, compared to $22.4 million in the first thirty-nine weeks of fiscal 2005. The decrease in net cash provided by operating activities was due primarily to a decrease in accounts receivables and deferred revenues, partially offset by an increase in net income.

Net cash used in investing activities was $48.8 million in the first thirty-nine weeks of fiscal 2006, compared to $10.0 million in the first thirty-nine weeks of fiscal 2005. Increased spending represents capital expenditures related to major remodels, capital expenditures of existing restaurants and expenditures associated with new restaurant construction, and the aforementioned franchise acquisition of $37.0 million.

Net cash provided by financing activities was $26.1 million in the first thirty-nine weeks of fiscal 2006, compared to $3.7 million used in the first thirty-nine weeks of fiscal 2005. This increase in cash was due to $37.0 million of new borrowing for the aforementioned franchise acquisition, offset by $13.5 million in debt repayments.

Capital expenditures totaled $16.4 million in the first thirty-nine weeks of fiscal 2006, compared to $11.8 million in the first thirty-nine weeks of fiscal 2005. The increase was primarily due to expenditures to remodel and upgrade existing locations as well as expenditures associated with new restaurant construction. During the first thirty-nine weeks of fiscal 2006 the Company opened one new restaurant in Pasadena, CA, and is currently under construction in five other locations.

The Company anticipates capital expenditures in the future will increase to the extent it opens additional company-owned restaurants and opportunistically acquires franchise-owned restaurants and related rights. See Note (7) in the Notes to Condensed Consolidated Statements regarding the completed franchise acquisition. The Company currently expects to open three company-owned restaurants in 2006 and six to seven company owned restaurants in 2007. The Company believes that its net investment in future openings will range between $3.0 million and $5.0 million depending upon underlying individual restaurant economics, and the Company’s ability to use its resources to obtain its fully-capitalized return-on-investment targets. In 2006, the Company expects its capital expenditures to be approximately $35.0 million to $40.0 million, substantially all of which will relate to planned restaurant openings, maintenance capital, and the acquisition of the Company’s headquarters facility in Heathrow, Florida. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of the Company’s revolving credit facility, depending upon timing of expenditures.

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

On January 17, 2006, the Company entered into a three year interest rate swap with notional amounts totaling $15 million through March 27, 2007, $10 million through March 27, 2008, and $5 million through its expiration on March 27, 2009 of the then outstanding debt under its senior credit facility, to limit the variability of a portion of its interest payments. On July 11, 2006, the Company entered into a two year interest rate swap with notional amounts totaling $20 million through September 27, 2007, and $15 million through its expiration on September 29, 2008 of the then outstanding debt under its senior credit facility, to limit the variability of a portion of its interest payments. Under the terms of this interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed rate debt. As of September 24, 2006, approximately $91,000 of unrealized loss, net of tax, on the swap was recorded in accumulated other comprehensive income.

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

The Company is required to maintain certain financial covenants and is also subject to restrictive covenants under its credit agreement, as amended. The Company is currently in compliance with such covenants. At September 24, 2006, the Company had $62.0 million outstanding under its senior credit facility and $36.1 million of availability net of $1.9 million of outstanding letters of credit. The Company’s total weighted average effective interest rate at September 24, 2006, was 5.960%.

Off-Balance Sheet Arrangements

The Company has guaranteed the operating lease for the franchisee-owned restaurant in Troy, Michigan. The operating lease requires annual minimum lease payments of $0.2 million through August 2010, the expiration of the first renewal term, and through one subsequent renewal term, which option may be exercised by the franchisee. The Company will be acquiring this restaurant as part of the acquisition referred to in Note (7) of the Notes to Condensed Consolidated Statements, at which time its guarantee will no longer constitute an off-balance sheet arrangement.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005 includes a summary of the critical accounting policies the Company believes are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the first thirty-nine weeks of fiscal 2006, except for the adoption of Financial Accounting Standards Board Statement No. 123(R), Share-based Payment (“FAS 123R”).

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

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s new senior credit facilities, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At September 24, 2006, the Company had $62.0 million of variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal 2006 of approximately $0.6 million.

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

November 2, 2006