Form 10-K
period 2006-12-31
Ruths Chris Steak House, Inc.
filed 2007-03-16
CIK 1324272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission File Number 000-51485

RUTH’S CHRIS STEAK HOUSE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	72-1060618
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 International Parkway, Suite 100 Heathrow, Florida	32746
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (407) 333-7440

Securities Registered Pursuant to Section 12(b) of the Act: Common stock, par value $0.01 per share	The NASDAQ Stock Market LLC (Name of exchange on which registered)
(Title of class)

Securities Registered Pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 25, 2006, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant was approximately $374,199,138. For this purpose, all shares held by directors, executive officers and shareholders beneficially owning five percent or more of the registrant’s common stock have been treated as held by affiliates.

The number of shares outstanding of the registrant’s common stock as of March 13, 2007, was 23,181,874.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrants Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on May 10, 2007, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the materials incorporated by reference herein contain “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: changes in economic conditions and trends generally; changes in consumer preferences or discretionary spending; the effect of competition in the restaurant industry; the Company’s ability to achieve and manage its planned expansion; the Company’s ability to execute its business strategy effectively; health concerns about beef or other food products; reductions in the availability of, or increases in the cost of, USDA Prime grade beef and other food items; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; the Company’s ability to achieve market acceptance, particularly in new markets; harmful actions taken by the Company’s franchisees; the Company’s ability to protect its name and logo and other proprietary information; the impact of litigation; and the loss of key management personnel. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, please see Item 1A. “Risk Factors” in this Annual Report on Form 10-K as well as the Company’s other filings with the Securities and Exchange Commission (the “SEC”), all of which are available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Annual Report on Form 10-K to reflect events or circumstances after the date hereof. Stockholders and other security holders or buyers of the Company’s securities or its other creditors should not assume that material events subsequent to the date of this report have not occurred.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s Chris,” “we,” “us” or “our” or similar words are to Ruth’s Chris Steak House, Inc., and its wholly owned subsidiaries. Ruth’s Chris Steak House, Inc. is a Delaware corporation, and was originally founded in 1965.

In August 2005, the Company completed a 20.75281-for-1 split of its common stock. All prior share and per share amounts included in this Annual Report on Form 10-K give retroactive effect to the stock split.

PART I

Item 1.	BUSINESS

Our Company

The Company believes that it is the largest upscale steakhouse company in the United States, based on total company- and franchisee-owned restaurants as published in the Technomic, Inc. 2006 Top 500 Restaurant Report. The Company’s menu features a broad selection of high-quality USDA Prime grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—”sizzling” and topped with seasoned butter—complemented by other traditional menu items inspired by its New Orleans heritage. The Company’s restaurants reflect its more than 40-year commitment to the core values instilled by its founder, Ruth Fertel, of caring for guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere. The Company believes that Ruth’s Chris is currently one of the strongest brands in fine dining.

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

The Company offers USDA Prime grade steaks that are aged and prepared to exacting company standards and cooked in 1,800-degree broilers. The Company also offers veal, lamb, poultry and seafood dishes, and a broad selection of appetizers, including New Orleans-style barbequed shrimp, mushrooms stuffed with crabmeat, shrimp remoulade, Louisiana seafood gumbo, onion soup au gratin, crabtini and seven salad variations. The Company complements its distinctive food offerings with an award-winning core wine list, featuring bottles priced between $28 and $200 and many selections offered by the glass.

As of December 31, 2006, there were 100 Ruth’s Chris restaurants, of which 50 were company-owned and 50 were franchisee-owned, including ten international franchisee-owned restaurants in Mexico, Hong Kong, Taiwan and Canada.

Our History

The Company was founded in 1965 when Ruth Fertel mortgaged her home for $22,000 to purchase the “Chris Steak House,” a 60-seat restaurant located near the New Orleans Fair Grounds racetrack. After a fire destroyed the original restaurant, Ruth relocated her restaurant to a new 160-seat facility nearby. As the terms of the original purchase prevented the use of the “Chris Steak House” name at a new location, Ruth added her name to that of the original restaurant—thus creating the “Ruth’s Chris Steak House” brand. The Company’s expansion began in 1972, when Ruth opened a second restaurant in Metairie, a suburb of New Orleans. In 1976, the first franchisee-owned Ruth’s Chris Steak House opened in Baton Rouge, Louisiana. In July 1999, affiliates of Madison Dearborn Partners LLC (“Madison Dearborn”) and certain unaffiliated investors acquired all of the Company’s outstanding capital stock. On May 19, 2005, the Company reincorporated in Delaware by merging Ruth’s Chris Steak House, Inc., a Louisiana corporation, into a newly formed Delaware subsidiary. In August 2005, the Company and certain selling shareholders completed an initial public offering of 9,375,000 and 5,575,000 shares of the Company’s common stock, respectively, at $18.00 per share.

Restaurant Industry Overview

According to the National Restaurant Association (the “Association”), restaurant industry sales in 2006 were approximately $511 billion, which represented approximately 4% of the U.S. gross domestic product. The Association projects that 2007 restaurant industry sales will be $537 billion, which would mark the sixteenth consecutive year of real sales growth for the industry and a 5% increase over 2006. The Association projects that 47.9% of total U.S. food expenditures will be spent at restaurants in 2007, up from 25.0% in 1955.

The Association also projects that full-service restaurants will grow at a higher rate, approximately 5.1%, than the total restaurant industry in 2007. They also estimate that real disposable personal income will increase 3.3% (adjusted for inflation) in 2007 following a gain of 3.1% in 2006. Increases in household income historically have led to growth in both total expenditures for food-away-from-home and the proportion of food expenditures allocated to food-away-from-home.

Our Strengths

The Company believes that the key strengths of its business model are the following:

Premier Upscale Steakhouse Brand

The Company believes that Ruth’s Chris is currently one of the strongest brands in the fine dining segment of the restaurant industry. The Company’s restaurants continue to receive numerous awards at the local and national level. Many continue to be ranked best steakhouse by local publications in the areas in which they operate. In addition, the Company has been recognized for its award-winning core wine list, for which 72 of its restaurants received “Awards of Excellence” from Wine Spectator magazine in 2006.

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

Attractive Unit Economics

The Company believes that it has successfully operated restaurants in a wide range of markets and achieved attractive rates of return on invested capital. The Company believes that this historical success provides it with negotiating leverage during the initial phase of new restaurant construction, and has permitted it to open new restaurants at what it believes to be favorable levels of investment. The strength of the Ruth’s Chris brand has allowed the Company to generate high unit volumes within one to two years of opening in new markets. The Company’s six newest company-owned restaurants that opened in 2005 and 2006 generated average unit volumes in excess of $6.0 million (on an annualized basis of 52 weeks) in fiscal 2006, compared to average unit volumes of approximately $5.6 million in fiscal 2006 for those restaurants, excluding acquired locations, in its existing company-owned restaurant base which have been open for at least fifteen months. In addition, each of its existing company-owned restaurants generated positive cash flow in each of fiscal 2005 and fiscal 2006.

Experienced, Committed Management Team

The members of the Company’s senior management team average nearly 20 years of restaurant industry experience. Craig Miller, its President and Chief Executive Officer and Chairman of the Board, has over 40 years of industry experience, including periods as the head of publicly traded restaurant corporations, most notably as President and Chief Executive Officer of Uno Restaurant Corporation. Mr. Miller served as Chairman of the

National Restaurant Association, the leading business association for the restaurant industry, from May 2005 to May 2006. The Company’s management team has a meaningful equity ownership stake in the Company and is committed to growing its business by building on the core strengths of its business model. As of December 31, 2006, the Company’s management team collectively owned, through restricted stock and options subject to vesting, approximately 9.3% of the Company’s common stock on a fully diluted basis.

Our Strategy

The Company believes there are significant opportunities to grow its business, strengthen its competitive position and enhance its brand through the continued implementation of the following strategies:

Improve Profitability

The Company intends to improve profitability by continuing to implement key operating initiatives. These initiatives have helped the Company to increase its comparable restaurant sales in each of the last twelve quarters, including increases of between 4.3% and 13.0% in each fiscal quarter since the beginning of fiscal 2004. These operating initiatives include:

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

On July 10, 2006, October 8, 2006 and October 30, 2006, the Company acquired a total of seven franchisee-owned restaurants from Mr. Thomas J. Moran. The acquired restaurants are located in Northbrook, Illinois; Memphis, Tennessee; Nashville, Tennessee; Jacksonville, Florida; Ponte Vedra, Florida; Chicago, Illinois and Troy, Michigan. The asset purchase agreement governing this transaction also provides that an eighth restaurant, located in Baton Rouge, Louisiana, can be purchased by the Company for an agreed upon price (determined according to a formula set forth in the agreement) from the period commencing January 1, 2008 through December 31, 2012.

Company-owned restaurants: The Company currently expects to open six to eight company-owned restaurants per year in each of the next several years. The Company opened three new restaurants and acquired seven previously franchised restaurants during fiscal 2006. The Company also has outstanding lease commitments for nine new restaurant locations that are scheduled to open in fiscal 2007 and fiscal 2008 and continues to negotiate with potential lessors in several other locations in which the Company plans to open new restaurants.

Franchisee-owned restaurants: Seven new Ruth’s Chris franchisee-owned restaurants opened during fiscal 2006, and the Company expects six to eight new franchisee-owned Ruth’s Chris restaurants to open in each of the next several years. The Company’s franchise income, which consists of a 5% royalty fee on all sales from franchisee-owned restaurants and franchise fees, totaled $12.4 million and comprised approximately 4.6% of its total revenues in fiscal 2006.

Expand Relationships with New and Existing Franchisees

The Company intends to grow its franchising business by developing relationships with a limited number of new franchisees and by expanding the rights of existing franchisees to open new restaurants. The Company believes that building relationships with quality franchisees is a cost-effective way to strengthen the Ruth’s Chris brand and generate additional revenues. Franchisees opened fourteen Ruth’s Chris restaurants from 1999 to the end of 2005 and the Company granted ten new franchisee rights during that period. In fiscal 2006, existing and new franchisees opened three and four restaurants, respectively. During fiscal 2006, the Company also entered into three development agreements with new franchisees. Overall, there are 24 outstanding franchise locations to be built as of December 31, 2006. The Company intends to continue to focus on providing operational guidance to its franchisees, including the sharing of “best practices” from company-owned Ruth’s Chris restaurants.

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

The costs of opening a new Ruth’s Chris Steak House restaurant depend upon, among other things, the location and size of the site and the extent of any renovation required. While the Company generally leases its company-owned restaurant sites, the Company owns the land and building for eight company-owned restaurants. The Company’s future plans include both leasing and owning restaurant locations, depending upon which alternative provides the highest return on capital. For leased restaurants, the Company currently targets an average cash investment of approximately $2.5 million to $4.5 million per restaurant, net of tenant allowances but including pre-opening expenses.

The Company’s designers use standard styles in its restaurant interiors, although each location is tailored to reflect local tastes and preferences. The Company’s restaurants typically consist of a bar area and public seating, as well as most of the Company’s restaurants also have dining rooms that are available for private dining functions.

Menu

The Company’s menu features a broad selection of high-quality USDA Prime grade steaks and other premium offerings served in Ruth’s Chris signature fashion—“sizzling” and topped with seasoned butter—complemented by other traditional menu items inspired by its New Orleans heritage. USDA Prime is a meat grade label, which refers to the evenly distributed marbling that enhances the flavor of the steak. The Company’s menu also includes premium quality lamb chops, veal chops, fish, chicken and lobster. Steak and seafood combinations and a vegetable platter are also available at selected restaurants. Dinner entrees are generally priced from $19.95 to $45.95. Four company-owned restaurants are open for lunch and offer entrees generally ranging in price from $12.95 to $33.95. The Company’s core menu is similar at all of its restaurants. The Company occasionally introduces new items such as specials that allow it to give its guests additional choices while taking advantage of fresh sourcing and advantageous cost opportunities.

The Company offers eleven to thirteen standard appetizer items, including New Orleans-style barbequed shrimp, mushrooms stuffed with crabmeat, shrimp remoulade, Louisiana seafood gumbo, onion soup au gratin, crabtini, as well as seven different salads. The Company also offers eight to ten types of potatoes and eight to twelve types of vegetables as side dishes ranging in price from $6.95 to $9.50. For dessert, creme brulee, bread pudding with whiskey sauce, chocolate sin cake, fresh seasonal berries with sweet cream sauce and other selections are available for $6.95 to $9.95 each.

The Company’s core wine list features bottles typically ranging in price from $28 to $200. Individual restaurants supplement its 250-bottle core wine list with a minimum of 50 additional selections that reflect local market tastes. Most of the Company’s restaurants also offer approximately 30 to 40 wines-by-the-glass and numerous beers, liquors and alcoholic dessert drinks. Bottled wines account for approximately 70% of total wine sales.

Purchasing

The Company’s ability to maintain consistent quality throughout its restaurants depends in part upon its ability to acquire food and other supplies from reliable sources in accordance with its specifications. Purchasing at the restaurant level is directed primarily by the chef, who is trained in the Company’s purchasing philosophy and specifications, and who works with its regional and corporate managers to ensure consistent sourcing of meat, fish, produce and other supplies. Each of the Company’s restaurants also has an in-store beverage manager who is responsible for purchasing wines based on guest preferences, market availability and menu content and works directly with the Company’s Vice President of Beverage to ensure quality and price efficiency.

During fiscal 2006 the Company purchased more than 96% of the beef it used in its company-owned restaurants from one vendor, New City Packing Company, Inc., with which it has no long-term contractual arrangement. In addition, the Company has a long-term distribution arrangement with a national food and restaurant supply distributor, Commissary Operations, Inc., which purchases products for the Company from various suppliers and through which 42 of its company-owned restaurants receive a significant portion of their food supplies.

Restaurant Operations and Management

The Company’s Chief Operating Officer has primary responsibility for managing its company-owned restaurants and participates in analyzing restaurant-level performance and strategic planning. Each of the Company’s seven regional vice presidents supervises restaurant operations at six to eight company-owned restaurants and has oversight responsibility for franchise-owned restaurants in his or her region.

The Company’s typical company-owned restaurant employs five managers, including a general manager, two front-of-house managers, an executive chef and a sous chef. The Company’s company-owned restaurants also typically have approximately 70 hourly employees. The general manager of each restaurant has primary accountability for ensuring compliance with the Company’s operating standards. The front-of-the-house managers assist the general manager in the day-to-day operations of the restaurant and are directly responsible for the supervision of the bar, host, server, runner and service assistant personnel. The executive chef supervises and coordinates all back-of-the-house operations, including ensuring that its quality standards are being met and maintaining a safe, efficient and productive work environment.

The Company believes that the compensation it pays its managers and employees is comparable to that provided by other fine dining steakhouses, and because many of its restaurants are open during dinner hours only, it pays many of its employees hourly wages that exceed those of many of its competitors. The Company believes that its compensation policies allow it to attract quality personnel and retain them at turnover rates considerably lower than those generally experienced by full service restaurants.

Quality Control

The Company strives to maintain quality and consistency in its company-owned restaurants through careful training and supervision of personnel and standards established for food and beverage preparation, maintenance of facilities and conduct of personnel. The primary goal of the Company’s training and supervision programs is to encourage its employees to display the characteristics of its brand and values that distinguish it from its competitors. Restaurant managers in its company-owned restaurants must complete a training program that is typically seven weeks long, during which they are instructed in multiple areas of restaurant management, including food quality and preparation, guest service, alcoholic beverage service, liquor regulation compliance and employee relations. Restaurant managers also receive operations manuals relating to food and beverage preparation and restaurant operations. The Company instructs chefs and assistants on safety, sanitation, housekeeping, repair and maintenance, product and service specifications, ordering and receiving food products and quality assurance. General Managers and certified coaches provide all other employee training at the restaurants. The Company requires that all restaurant-level employees be certified by the Company in order to be able to demonstrate knowledge of its systems, standards and operating philosophy.

On a daily basis, the executive chef, together with the restaurant managers, oversees a line check system of quality control and must complete a quality assurance checklist verifying the flavor, presentation and proper temperature of the food and beverage. The Company retains outside consultants to perform quality assessments not less than four times per year of the front-of-the-house operations of company-owned and franchisee-owned restaurants. During these assessments, unidentified two person teams dine in its restaurants and evaluate food quality, customer service and general restaurant operations through alternating weekday and weekend visits. The consultants complete a standard checklist and provide us with a written critique. Outside consultants are also utilized to perform random visits to all company- and franchisee-owned restaurants throughout the year to perform health inspections that are above and beyond local health inspections. In addition, the Company’s regional vice presidents perform system-wide quality assessments of all aspects of restaurant operations, with a focus on back-of-the-house functions.

Marketing and Promotions

The goals of the Company’s marketing efforts are to increase comparable restaurant sales by attracting new guests, increase the frequency of visits by current guests, improve brand recognition in new markets or markets where it intends to open a restaurant and to communicate the overall uniqueness, value and quality exemplified by the Ruth’s Chris brand. The Company uses multiple media channels to accomplish these goals, and increased its national advertising through increased radio and online marketing in fiscal 2006. The Company complements its national advertising with targeted local media such as outdoor and airport directional posters and tourist publications.

Advertising

In fiscal 2006, the Company spent $8.3 million, or 3.1% of its revenues, in total advertising expenditures. Of its total advertising expenditures, $5.0 million, or 60%, was spent on local media and local events. This local media spending was split between local tourist, entertainment and business magazines, outdoor billboards and airport dioramas, local radio, internet media and local community events such as golf tournaments, arts gatherings and charitable organizations. In fiscal 2006, the Company spent approximately $3.3 million, or 40% of total advertising expenditures, on national media, consisting primarily of national radio and online initiatives.

In fiscal 2006, the Company increased its online marketing efforts. Online advertisements were placed and appeared on highly visited sites such as CNN, AOL and ESPN. The Company also advertised on targeted sites such as Epicurean.com, WineCountry.com and GolfCourses.com. The Company also used local online advertising for sites catering to company and franchise geographic locations. The Company’s online strategy also placed an emphasis on growing its Email marketing database. Communication ranged from announcing seasonal specials, to holidays, and personalized birthday and anniversary invitations.

The Company’s current “Life’s too short to eat anywhere else” advertising campaign is integrated into all marketing communications including television, radio, print and outdoor advertisement. In addition, the Company uses its website, www.ruthschris.com to help increase brand identity and facilitate online reservations and gift card sales. Many of the Company’s locations also schedule events to strengthen community ties and increase local market presence. The Company’s franchisees also conduct their own local advertising campaigns.

Gift Cards

The Company sells Ruth’s Chris gift cards at its restaurants, through its toll-free reservation system and on its website. Ruth’s Chris patrons frequently purchase gift cards for holidays, including Christmas, Hanukkah, Valentine’s Day, Mothers’ Day and Fathers’ Day, and other special occasions such as birthdays, graduations and anniversaries. These gift cards have become popular as holiday gifts and among business professionals celebrating promotions. In fiscal 2006, system-wide gift card sales were approximately $36.2 million, representing a 17.2% increase over fiscal 2005. Ruth’s Chris gift cards are redeemable at both company- and franchisee-owned restaurants.

Franchisee Program and Relationship

The Company’s 50 franchise-owned restaurants are owned by 21 franchisees with the three largest franchisees owning six, five and five restaurants, respectively. Currently, the Company has open agreements with franchisees for an aggregate of 24 additional restaurants. Prior to 2004, each franchisee entered into a ten-year franchise agreement with three ten-year renewal options for each restaurant. Each agreement grants the franchisee territorial protection, with the option to develop a certain number of restaurants in their territory. The Company’s franchise agreements generally include termination clauses in the event of nonperformance by the franchisee and non-compete clauses if the agreement is terminated. To date, only two franchisees have had the Company’s franchise agreement terminated or a restaurant closed as a result of nonperformance.

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

Under the Company’s new franchise program, each franchise arrangement consists of a development agreement and a separate franchise agreement for each restaurant. The Company’s new form of development agreement grants exclusive rights to a franchisee to develop a minimum number of restaurants in a defined area, typically during a five-year period. Individual franchise agreements govern the operation of each restaurant opened and have a 20-year term with two renewal options each for additional 10-year terms if certain conditions are met. The Company’s new form of franchise agreement requires franchisees to pay a 5% royalty on gross revenues plus up to a 1% advertising fee applied to national advertising expenditures. Under the Company’s prior form of franchise agreement, franchisees pay a 5% royalty on gross revenues, of which the Company has applied 1% to national advertising.

Under the Company’s new form of development agreement, and unless agreed otherwise, the Company collects a $50,000 development fee for each restaurant the franchisee has rights to develop. Under the Company’s new form of the franchise agreement, it collects an additional $50,000 franchise fee at the time of executing the franchise agreement for each restaurant. To date, the Company has used its new form of agreement with eleven new franchisees (three of whom are located outside of the United States) and three existing franchisees.

The Company’s existing franchise agreements signed before 2004 generally limit the number of restaurants each franchisee can develop to two. The Company expanded its domestic franchise base in 2004 by first offering existing franchisees the opportunity to open additional restaurants in its existing territories. In order to obtain these new rights, existing franchisees were provided a new Uniform Franchise Offering Circular (“UFOC”) and were required to sign the Company’s new form of development and franchise agreement which commits the franchisee to a store development schedule. New franchise rights will be sold pursuant to the new UFOC and franchise agreement described above, which enables the Company to better manage the growth of its franchise system. The Company anticipates opening six to eight franchise restaurants per year over the next several years.

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

Service Marks

The Company has registered the main service marks “Ruth’s Chris” and its “Ruth’s Chris Steak House, U.S. Prime & Design” logo as well as other service marks used by its restaurants with the United States Patent and Trademark Office and in the four foreign countries in which its restaurants operate. The Company is not aware of any infringing uses that could materially affect its business. The Company believes that its service marks are valuable to the operation of its restaurants and are important to its marketing strategy.

Seasonality

The Company’s business is subject to seasonal fluctuations. Historically, the percentage of its annual revenues earned during the first and fourth fiscal quarters have been higher due, in part, to increased restaurant sales during the year-end holiday season.

Employees

As of December 31, 2006, the Company employed 3,827 persons, of whom 380 were salaried and 3,447 were hourly personnel, who were employed in the positions set forth in the table below. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes that it has good relations with its employees.

Functional Area	Number of Employees
Senior Officers / Corporate VPs / Operations VPs	27
General Managers	52
Managers	136
Regional Corporate Chefs / Executive Chefs	54
Sous Chefs	42
Non-salaried restaurant staff	3,443
Corporate salaried	69
Corporate non-salaried	4

Total number of employees	3,827

Executive Officers of the Registrant

Certain information regarding our executive officers is provided below:

Name	Age	Position
Craig S. Miller	57	President, Chief Executive Officer and Chairman of the Board
Geoffrey D. K. Stiles	53	Executive Vice President, Operations and Chief Operating Officer
David L. Cattell	57	Senior Vice President, Chief Development Officer
Sarah C. Jackson	48	Senior Vice President, Human Resources
Thomas E. O’Keefe	46	Senior Vice President, General Counsel and Secretary
Thomas J. Pennison, Jr.	39	Senior Vice President, Chief Financial Officer and Assistant Secretary

Craig S. Miller has served as the Company’s President and Chief Executive Officer and Chairman of the Board since September 2006. From March 2004 to September 2006, Mr. Miller served as the President and Chief Executive Officer and as a member of the board of directors. Prior to that, from October 2002 to March 2004, Mr. Miller was the founder and Chairman of Miller Partners Restaurant Solutions, Inc. From October 2001 to October 2002, Mr. Miller served as President and Chief Executive Officer of Furr’s Restaurant Group. In January 2003, Furr’s Restaurant Group filed for bankruptcy protection under chapter 11 of the U.S. Bankruptcy Code. From October 1996 to October 2001, Mr. Miller served as President and Chief Executive Officer of Uno Restaurant Corporation. Prior to October 1996, Mr. Miller held various executive level positions with Uno Restaurant Corporation. Mr. Miller is a member of the Board of the National Restaurant Association (the “Association”). Mr. Miller served as Chairman of the Association from May 2005 to May 2006.

Geoffrey D. K. Stiles has served as the Company’s Executive Vice President, Operations and Chief Operating Officer since November 2003. From April 2003 to November 2003, Mr. Stiles was employed as a consultant by one of the Company’s franchisees. Mr. Stiles previously served as the Company’s Director of Operations from January 2001 to April 2003. Prior to joining the Company, Mr. Stiles served in executive and senior management positions at several restaurant groups, including Capitol Restaurant Concepts, Inc., Bertolini’s Restaurants Inc., Romano’s Macaroni Grill and the Olive Garden.

David L. Cattell has served as the Company’s Senior Vice President and Chief Development Officer since November 2005. From September 2004 to November 2005, Mr. Cattell served as the Vice President, Development and Construction and Chief Development Officer. Prior to joining the Company, from January 2000 to January 2004, Mr. Cattell served as Vice President of Restaurant Development at Metromedia Restaurant Group. From 1981 to 1995, Mr. Cattell directed and managed real estate, construction, architecture and engineering functions for Kentucky Fried Chicken as Vice President of Restaurant Development.

Sarah C. Jackson has served as the Company’s Senior Vice President, Human Resources since December 2006. From August 2006 to December 2006, Ms. Jackson served as the Vice President of Human Resources. Prior to joining the Company, from April 2004 to July 2006, Ms. Jackson served as the Vice President of Human Resources and Training for Romacorp, Inc. In November 2005, Romacorp, Inc. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. From May 1989 to April 2004, Ms. Jackson held various leadership positions with Darden Restaurants, Inc.

Thomas E. O’Keefe has served as the Company’s Senior Vice President, General Counsel and Assistant Secretary since November 2005. From March 2005 to November 2005, Mr. O’Keefe served as the Vice President and General Counsel. Prior to joining the Company, from October 2003 to March 2005, Mr. O’Keefe was engaged in the private practice of law as a sole practitioner practicing in the areas of franchise, product distribution, antitrust and general corporate law. From August 1993 to September 2003, Mr. O’Keefe was Vice President and General Counsel to G.C. & K. B. Investments, Inc. d/b/a “SpeeDee Oil Change & Tune-Up,” an international franchisor of automobile service centers. From 1991 to 1993, Mr. O’Keefe served as Corporate Counsel to AFCE, Inc. d/b/a “Popeyes and Church’s Chicken,” an international franchisor of quick-service restaurants. Mr. O’Keefe relinquished his position as Assistant Secretary effective December 2006 and assumed the position of Secretary for the Company.

Thomas J. Pennison, Jr. has served as the Company’s Senior Vice President, Chief Financial Officer and Secretary since November 2005. From April 2004 to November 2005, Mr. Pennison served as Vice President, Finance and Chief Financial Officer, and from February 1998 to April 2004, Mr. Pennison served as Vice President, Finance. From October 1996 to January 1998, Mr. Pennison served as the Director of Finance. Prior to joining the Company, from April 1994 to October 1996, Mr. Pennison served as Assistant Corporate Controller of Casino Magic Corp., with primary responsibilities for corporate finance and SEC reporting. From January 1991 to April 1994, Mr. Pennison was at the public accounting firm KPMG LLP. Mr. Pennison relinquished his position as Secretary effective December 2006 and assumed the position of Assistant Secretary for the Company.

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

Available Information

The Company maintains a website on the Internet at www.ruthschris.com. The Company makes available free of charge, through the investor relations section of its website, its Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934. Such information is available as soon as reasonably practicable after it files such reports with the SEC. Additionally, its Code of Ethics may be accessed within the Investor Relations section of its website. Information found on its website is not part of this Annual Report on Form 10-K or any other report filed with the SEC.

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

A significant deterioration in economic conditions in any of the Company’s markets would reduce guest traffic or require its affected restaurants to lower their prices, either of which would reduce the Company’s total revenues and operating income. For example, the Company’s total revenues fell 4.9% and 0.1% in fiscal 2001 and fiscal 2002, respectively, which were years of declining discretionary consumer spending in the United States due in part to the September 11, 2001 attacks. In addition, natural disasters, including extreme weather events such as hurricanes, occurring within any of the Company’s market territories could cause reductions in revenues and/or disruptions in operations, such as restaurant closures. Any similar changes in economic conditions would affect the Company’s ability to attract guests or price its menu items at favorable levels, which would result in significant reductions in revenue and/or operating income.

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

The Company’s ability to maintain consistent quality throughout company-owned restaurants depends in part upon its ability to purchase USDA Prime grade beef and other food products in accordance with its rigid specifications. During fiscal 2006, the Company purchased more than 96% of the beef it used in company-owned restaurants from one vendor, New City Packing Company, Inc., with which the Company has no long-term contractual arrangement. In addition, the Company currently has a long-term arrangement with a distributor, Commissary Operations, Inc., which purchases products for it from various suppliers, and through which 42 of its company-owned restaurants receive a significant portion of their food supplies. If these or other vendors or distributors cease doing business with the Company, it could experience short-term supply shortages in certain company-owned restaurants and could be required to purchase supplies at higher prices until the Company is able to secure an alternative supply source. Any delay the Company experiences in replacing vendors or distributors on acceptable terms could increase food costs or, in extreme cases, require it to temporarily remove items from the menu of one or more restaurants.

Increases in the prices of, or reductions in the availability of, USDA Prime grade beef could reduce the Company’s operating margins and revenues.

The Company purchases large quantities of beef, particularly USDA Prime grade beef, which is subject to extreme price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. The Company’s beef costs represented approximately 50.6% of its food and beverage costs during fiscal 2006 and the Company historically has not had any long-term contractual arrangements, nor does it use future contracts or other financial risk management strategies to reduce exposure to potential price fluctuations. For fiscal 2007, the Company has signed a contract with a beef supplier that establishes set pricing on approximately 50% of its anticipated beef purchases. The market for USDA Prime grade beef is particularly volatile. For example, in late 2003, increased demand, together with the impact of supply rationalization during late 2001 and 2002, resulted in shortages of USDA Prime grade beef, requiring the Company to pay significantly higher prices for the USDA Prime grade beef it purchased. If prices for the types of beef the Company uses in its restaurants increase in the future and it chooses not to pass, or cannot pass, these increases on to its guests, the Company’s operating margins would decrease. If certain kinds of beef become unavailable for the Company to purchase, its revenues would decrease as well.

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

The Company’s failure to enforce its service marks or other proprietary rights could adversely affect its competitive position or the value of the Ruth’s Chris brand.

The Company owns certain common law service mark rights and a number of federal and international service mark registrations, most importantly the Ruth’s Chris Steak House name and logo, copyrights relating to text and print uses, and other proprietary intellectual property rights. The Company believes that its service marks, copyrights and other proprietary rights are important to its success and competitive position. Protective actions the Company takes with respect to these rights may fail to prevent unauthorized usage or imitation by others, which could harm the Company’s reputation, brand or competitive position and, if the Company commences litigation to enforce its rights, cause us to incur significant legal expenses.

Contracts with certain of the Company’s franchisees limit its ability to grow the Ruth’s Chris brand in attractive markets.

The Company has granted exclusive development rights for some of the United States’ largest markets, including Atlanta, Philadelphia and Las Vegas, to franchisees. The terms of the Company’s agreements with these franchisees prevent the Company from opening company-owned restaurants in these markets. While the Company is currently working with these franchisees in order to create additional opportunities for growth, it may be unable to open additional company-owned or franchisee-owned restaurants in these markets. The Company’s failure to grow within these large markets could harm its long-term competitive position in these markets and/or prevent it from sustaining its growth. In addition, the Company’s failure to grow the Ruth’s Chris brand in these markets by opening additional restaurants could limit the visibility of its brand in these large markets, resulting in lower guest traffic in existing restaurants in these markets.

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

The Company’s competitors have opened many upscale steakhouses in recent years, and a key element of its strategy is to continue to accelerate the opening of new company-owned and franchisee-owned restaurants in both new and existing markets. If the Company overestimates demand for Ruth’s Chris Steak House restaurants or underestimates the popularity of competitors’ restaurants in these markets, the Company may be unable to realize anticipated revenues from these new restaurants. Similarly, if one or more of its competitors open new restaurants in any of these new markets, or in markets where the Company already has an established presence, sales in its restaurants may be lower than it expects. Any unanticipated slowdown in demand in any of its restaurants due to this industry growth could reduce the Company’s average unit volumes and comparable restaurant sales, as well as its franchisee royalty revenues.

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

Approximately 17.7% of the Company’s voting power is controlled by one principal stockholder whose interests may conflict with those of its other stockholders.

Affiliates of Madison Dearborn hold approximately 17.7% of the Company’s voting power. As a result of this ownership, as well as the fact that a representative of Madison Dearborn serves on the Company’s board of directors, Madison Dearborn has significant influence in the consideration of all matters requiring the approval of its stockholders and/or its board of directors. These matters include the election of directors, the adoption of amendments to the Company’s amended and restated certificate of incorporation and by-laws and approval of mergers or sales of substantially all of its assets. This influence may also have the effect of delaying or preventing a change in control of the Company or discouraging others from making tender offers for its shares, which could prevent stockholders from receiving a premium for their shares. So long as affiliates of Madison Dearborn continue to own a significant amount of the outstanding shares of the Company’s common stock and a representative of Madison Dearborn continues to serve on its board of directors, they will continue to be able to influence the Company’s decisions and may pursue corporate actions that conflict with the interests of its other stockholders. The Company’s amended and restated certificate of incorporation also provides that affiliates of Madison Dearborn and their representatives are not required to offer any corporate opportunity of which they become aware to the Company and therefore they could take any such opportunity for themselves or offer it to other companies in which they have an investment.

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

•

the authority of its board of directors to issue, without stockholder approval, up to 10,150,000 shares of preferred stock with such terms as the board of directors may determine and to issue additional shares of its common stock.

The Company is also afforded the protections of Section 203 of the DGCL, which prevents it from engaging in a business combination with a person who acquires at least 15% of its common stock for a period of three years from the date such person acquired such common stock, unless board or stockholder approval is obtained.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The Company’s company-owned restaurants are generally located in spaces leased by wholly-owned direct or indirect subsidiaries of Ruth’s Chris Steak House Inc. Restaurant lease expirations, including renewal options, range from approximately two years to 30 years. Forty-six of its leases, including those not yet commenced, provide for an option to renew for terms ranging from approximately five years to 15 years. Historically, the Company has not had difficulty in renewing its leases in a timely manner. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on sales volumes over specified levels.

The Company currently owns the real estate for seven operating restaurants: Metairie, Louisiana (8,000 square feet); Ft. Lauderdale (7,800 square feet), Palm Beach (7,200 square feet) and Sarasota (7,400 square feet), Florida; Houston, Texas (7,200 square feet); Columbus, Ohio (8,100 square feet); and Palm Desert, California (6,800 square feet). Additionally, the Company owns real estate for its original New Orleans, Louisiana restaurant (7,600 square feet), which is not currently in operation due to Hurricane Katrina damage.

In addition to the restaurants set forth in the table below, the Company owns an office building of approximately 75,860 square feet in Heathrow, Florida, which houses its corporate headquarters, as well as an office building in Metairie, Louisiana. In late August 2005, the Company’s headquarters in Metairie, Louisiana was damaged by Hurricane Katrina. In September 2005, the Company determined that it would not be able to reoccupy its Metairie headquarters within a reasonable time, and relocated its headquarters to Heathrow, Florida. The Company also closed its two New Orleans-area restaurants, which suffered wind and flood damage. The Company reopened its restaurant in Metairie, Louisiana on December 5, 2005. Prior to Hurricane Katrina, the Company had planned to open a new restaurant located at the Biloxi, Mississippi Hard Rock Hotel & Casino in September 2005. This property also suffered damage, and its September 1, 2005 opening date was delayed until 2007. The Company has incurred and may in the future continue to incur certain unanticipated one-time expenses in connection with this move and other hurricane related items.

The following table sets forth information about the Company’s existing company-owned and franchisee-owned locations as of December 31, 2006. As of December 31, 2006, the Company operated 50 company-owned restaurants and its franchisees operated 50 restaurants. Company-owned Ruth’s Chris restaurants range in size from approximately 6,000 to approximately 13,000 square feet. The Company expects that future restaurants will range in size from 8,000 to 10,000 square feet with approximately 220 to 250 seats.

Company-Owned Restaurants			Franchisee-Owned Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
1972	Metairie, LA	Owned	1976	Baton Rouge, LA
1977	Lafayette, LA	Leased	1985	Austin, TX
1977	Houston, TX	Owned	1985	Mobile, AL
1983	Washington, D.C.	Leased	1986	Atlanta (Buckhead), GA
1984	Beverly Hills, CA	Leased	1987	Pittsburgh, PA
1985	Fort Lauderdale, FL	Owned	1987	Hartford, CT
1986	Phoenix, AZ	Leased	1988	Philadelphia, PA
1986	Nashville, TN *	Leased	1988	Seattle, WA
1987	San Francisco, CA	Leased	1989	Honolulu, HI
1987	N. Palm Beach, FL	Owned	1989	Las Vegas, NV
1989	Memphis, TN *	Leased	1991	Richmond, VA
1990	Weehawken, NJ	Leased	1992	Baltimore, MD
1990	Scottsdale, AZ	Leased	1993	Birmingham, AL
1992	Palm Desert, CA	Owned	1993	San Antonio, TX
1992	Minneapolis, MN	Leased	1993	Taipei, Taiwan
1992	Chicago, IL *	Leased	1993	Cancun, Mexico
1993	Arlington, VA	Leased	1993	Sandy Springs, GA

Company-Owned Restaurants			Franchisee-Owned Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
1993	Manhattan, NY	Leased	1994	Las Vegas, NV
1994	San Juan, Puerto Rico	Leased	1994	Indianapolis, IN
1994	San Diego, CA	Leased	1995	Denver, CO
1995	Westchester, NY	Leased	1995	Long Island, NY
1996	Dallas, TX	Leased	1995	Toronto, Canada
1996	Troy, MI *	Leased	1996	Taichung, Taiwan
1996	Tampa, FL	Leased	1996	Indianapolis, IN
1996	Bethesda, MD	Leased	1997	Portland, OR
1997	Kansas City, MO	Leased	1997	Hong Kong
1997	Irvine, CA	Leased	1997	Raleigh, MC
1997	Jacksonville, FL *	Leased	1998	Annapolis, MD
1998	Louisville, KY	Leased	1998	Maui, HI
1998	Parsippany, NJ	Leased	1999	Atlanta (Centennial Park), GA
1998	Northbrook, IL*	Leased	2000	Pikesville, MD
1999	Columbus, OH	Owned	2000	San Antonio (Sunset), TX
1999	Coral Gables, FL	Leased	2000	Wailea, HI
1999	Ponte Vedra, FL *	Leased	2001	Kaohsiung, Taiwan
1999	Winter Park, FL	Leased	2001	King of Prussia, PA
2000	Sarasota, FL	Owned	2001	Queensway, Hong Kong
2000	Del Mar, CA	Leased	2001	Cabo San Lucas, Mexico
2000	Boca Raton, FL	Leased	2002	Bellevue, WA
2001	Orlando, FL	Leased	2003	Mississauga, Canada
2001	Greensboro, NC	Leased	2005	Virginia Beach, VA
2002	Woodland Hills, CA	Leased	2005	Baltimore, MD
2002	Fairfax, VA	Leased	2005	Atlantic City, NJ
2002	Washington, D.C. (Conv.)	Leased	2005	Charlotte, NC
2003	Walnut Creek, CA	Leased	2006	St. Louis, MO
2005	Roseville, CA	Leased	2006	Ocean City, MD
2005	Boston, MA	Leased	2006	Destin, FL
2005	Sacramento, CA	Leased	2006	Salt Lake City, UT
2006	Pasadena, CA	Leased	2006	Mauna Lani, HI
2006	Bonita Springs, FL	Leased	2006	Huntsville, AL
2006	Providence, RI	Leased	2006	Edmonton, Canada

*	These restaurants were previously franchisee-owned and were acquired by the Company in fiscal 2006.

The New Orleans location is company-owned and opened in 1965. This property is owned by the Company and is currently closed due to damage caused by Hurricane Katrina.

On July 10, 2006, October 8, 2006 and October 30, 2006, the Company acquired a total of seven franchisee-owned restaurants from Mr. Thomas J. Moran. The acquired restaurants are located in Northbrook, Illinois; Memphis, Tennessee; Nashville, Tennessee; Jacksonville, Florida; Ponte Vedra, Florida; Chicago, Illinois and Troy, Michigan. The asset purchase agreement governing this transaction also provides that an eighth restaurant, located in Baton Rouge, Louisiana, can be purchased by the Company for an agreed upon price (determined according to a formula set forth in the agreement) from the period commencing January 1, 2008 through December 31, 2012.

On February 5, 2007 the Company opened a new Company-owned restaurant in Lake Mary, Florida, and the property for this restaurant is leased. On January 15, 2007, a franchisee opened a new franchise-owned restaurant in Aspen, Colorado and on February 26, 2007 a franchisee opened a new franchise-owned restaurant in Charlotte, South Carolina.

The Company has also entered into lease commitments to develop nine additional company-owned restaurants in Biloxi, Mississippi, Naples and West Palm Beach, Florida, Tyson’s Corner (Vienna), Virginia, Anaheim and Santa Barbara, California, Dedham, Massachusetts, Fort Worth, Texas and Princeton, New Jersey.

Item 3.	LEGAL PROCEEDINGS

There are currently no material legal proceedings against the Company.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Select Market under the trading symbol “RUTH.” As of December 31, 2006, there were 75 holders of record of its common stock. The transfer agent and registrar for its common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038, telephone (800) 937-5449.

There were no repurchases of the Company’s equity securities by or on behalf of it during the fourth quarter of fiscal 2006 and the Company does not have a formal or publicly announced stock repurchase program.

The Company’s common stock has been listed on the Nasdaq Global Select Market (formerly the Nasdaq National Market) since its initial public offering on August 8, 2005. The following table sets forth, for the period indicated, the highest and lowest closing sale price for its common stock since the Company’s initial public offering, as reported by the Nasdaq Global Select Market:

	High	Low
Fiscal Year ended December 25, 2005
Third Quarter	$20.92	$17.23
Fourth Quarter	$19.18	$16.37

Fiscal Year ended December 31, 2006
First Quarter	$23.00	$17.71
Second Quarter	$24.18	$18.25
Third Quarter	$21.13	$17.25
Fourth Quarter	$20.50	$17.98

The closing sale price for its common stock on March 14, 2007 was $20.97.

Dividend Policy

The Company currently expects to retain all future earnings to finance the growth of its business. Since its acquisition by affiliates of Madison Dearborn in 1999, the Company has not paid, and has no current plans to pay in the future, cash dividends to holders of its common stock. The payment of dividends is within the discretion of the Company’s board of directors and will depend on its earnings, capital requirements and operating and financial condition, among other factors. In addition, the Company’s senior credit facilities limit its ability to pay dividends. The Company may not pay a dividend if there is a default (or if a default would result from such dividend payment) under its senior credit facilities, and may not pay dividends in excess of an aggregate of $3.0 million in any fiscal year.

Unregistered Sales of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for information regarding securities authorized for issuance under the Company’s equity compensation plans.

Performance Graph

The following table and graph shows the cumulative total stockholder return on the Company’s Common Stock with the S&P 500 Stock Index, the S&P SmallCap 600 Index and the Dow Jones U.S. Restaurant & Bars Index, in each case assuming an initial investment of $100 and full dividend reinvestment.

CUMULATIVE TOTAL RETURN

Assuming an investment of $100 and reinvestment of dividends

	08-Aug-05	23-Sep-05	23-Dec-05	24-Mar-06	23-Jun-06	22-Sep-06	29-Dec-06
Ruth’s Chris Steak House, Inc.	$100	$98	$102	$128	$109	$104	$102
S&P 500 Stock Index	100	99	104	107	102	107	116
S&P SmallCap 600 Index	100	100	104	113	105	107	116
Dow Jones U.S. Restaurants & Bars Index	100	96	107	115	108	116	127

All amounts rounded to the nearest dollar.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth the Company’s selected financial data for the year indicated and should be read in conjunction with the disclosures in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition and Item 8, Financial Statements and Supplementary Data, of this report.

	Fiscal Year
	2002	2003	2004	2005	2006
	($ in thousands)
Income Statement Data:
Revenues:
Restaurant sales	$141,405	$155,122	$179,083	$199,621	$254,718
Franchise income	8,369	8,829	9,500	11,432	12,399
Other operating income	1,278	609	646	777	4,362

Total revenues	151,052	164,560	189,229	211,830	271,479

Costs and expenses:
Food and beverage costs	45,556	54,386	60,303	61,804	82,016
Restaurant operating expenses	65,404	72,330	81,200	91,155	113,746
Marketing and advertising	6,482	6,379	6,634	6,696	8,328
General and administrative costs	9,847	8,792	10,938	15,208	22,974
Depreciation and amortization expenses	5,938	6,629	6,345	6,489	8,690
Hurricane and relocation costs	—	—	—	2,660	644
Loss on impairment	—	—	—	—	970
Pre-opening costs	2,053	497	364	1,623	2,046

Operating income	15,772	15,547	23,445	26,195	32,065

Other income (expense):
Interest expense, net	(9,568)	(9,521)	(10,320)	(8,453)	(2,856)
Accrued dividends and accretion on mandatorily redeemable senior preferred stock	—	(2,243)	(5,071)	(1,891)	—
Insurance proceeds, net	—	—	—	—	4,592
Other	(10)	267	(1,099)	(39)	21

Income from continuing operations before income tax expense	6,194	4,050	6,955	15,812	33,822
Income tax expense	362	1,292	736	5,043	10,098

Income from continuing operations	5,832	2,758	6,219	10,769	23,724
Discontinued operations, net of income tax benefit	148	1,510	3,777	(164)	(66)

Net income	$5,684	$1,248	$2,442	$10,933	$23,790

	Fiscal Year
	2002	2003	2004	2005	2006
	($ in thousands, except per share data)
Less dividends earned on mandatorily redeemable preferred stock and accretion of discount	$4,777	$2,135	$—	$—	$—
Less dividends earned on junior preferred stock and warrant expense	5,713	4,975	5,373	3,753	—

Net income (loss) available to common shareholders	$(4,806)	$(5,862)	$(2,931)	$7,180	$23,790

Basic earnings (loss) per common share:
Continuing operations	$(0.40)	$(0.37)	$0.07	$0.39	$1.02
Discontinued operations	(0.01)	(0.13)	(0.32)	0.01	0.01

Basic earnings (loss) per share	$(0.41)	$(0.50)	$(0.25)	$0.40	$1.03

Diluted earnings (loss) per common share:
Continuing operations	$(0.40)	$(0.37)	$0.07	$0.38	$1.01
Discontinued operations	(0.01)	(0.13)	(0.32)	0.01	0.01

Diluted earnings (loss) per share	$(0.41)	$(0.50)	$(0.25)	$0.39	$1.02

Shares used in computing net income (loss) per common share:
Basic	11,746,868	11,746,868	11,917,093	17,961,198	23,175,323
Diluted	11,746,868	11,746,868	11,917,093	18,710,141	23,429,185
Balance Sheet Data (at end of fiscal year):
Cash and cash equivalents	$5,520	$5,130	$3,906	$8,985	$4,690
Total assets	118,029	117,554	113,482	134,196	209,720
Total long-term debt including current portion	104,747	97,373	80,931	38,500	68,000
Mandatorily redeemable senior preferred stock	30,090	34,786	39,857	—	—
Total shareholders’ equity (deficit)	(53,071)	(53,958)	(51,513)	40,265	67,978

*	Certain prior year amounts have been reclassified to conform with the current year presentation of discontinued operations and other income. These reclassifications had no effect on previously reported net income.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

The Company believes that it is the largest upscale steakhouse company in the United States, based on total company- and franchisee-owned restaurants as published in the Technomic, Inc. 2006 Top 500 Restaurant Report. The Company’s menu features a broad selection of high-quality USDA Prime grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling” and topped with seasoned butter—complemented by other traditional menu items inspired by the Company’s New Orleans heritage. The Company’s restaurants reflect the more than 40-year commitment to the core values instilled by its founder, Ruth Fertel, of caring for its guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere. The Company believes that Ruth’s Chris is currently one of the strongest brands in fine dining.

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

The Company offers USDA Prime grade steaks that are aged and prepared to exact company standards and cooked in 1,800-degree broilers. The Company also offers veal, lamb, poultry and seafood dishes, and a broad selection of appetizers, including New Orleans-style barbequed shrimp, mushrooms stuffed with crabmeat, shrimp remoulade, Louisiana seafood gumbo, onion soup au gratin, crabtini and seven salad variations. The Company complements its distinctive food offerings with an award-winning core wine list, typically featuring bottles priced at between $28 and $200 and many selections offered by the glass.

As of December 31, 2006, there were 100 Ruth’s Chris restaurants, of which 50 were company-owned and 50 were franchisee-owned, including ten international franchisee-owned restaurants in Mexico, Hong Kong, Taiwan and Canada. In fiscal 2006, the Company had total revenues of $271.5 million and operating income (excluding hurricane and relocation costs and loss on impairment) of $33.7 million, representing increases from fiscal 2005 of 28.2% and 16.6%, respectively.

Key Financial Terms and Metrics

The Company evaluates its business using a variety of key financial measures:

Restaurant Sales. Restaurant sales consist of food and beverage sales by company-owned restaurants. Restaurant sales are primarily influenced by total operating weeks in the relevant period and comparable restaurant sales growth. Total operating weeks is the total number of company-owned restaurants multiplied by the number of weeks each is in operation during the relevant period. Total operating weeks is impacted by restaurant openings and closings, as well as changes in the number of weeks included in the relevant period. Comparable restaurant sales growth reflects the change in year-over-year or quarter-over-quarter, as applicable, sales for the comparable restaurant base. The Company defines the comparable restaurant base to be those company-owned restaurants in operation for not less than fifteen months prior to the beginning of the fiscal quarter including the period being measured. Comparable restaurant sales growth is primarily influenced by the number of entrées sold and the average guest check. The number of entrees sold is influenced by the popularity of the Company’s menu items, its guest mix and its ability to deliver a high quality dining experience. Average guest check, a measure of total restaurant sales divided by the number of entrées, is driven by menu mix and pricing.

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

Other Operating Income. Other operating income includes banquet related guarantee and services revenue and other incidental guest fees as well as other licensing fees and income associated with the sale of gift cards. While we always honor gift cards, even beyond any stated expiration dates on the card and as required in several jurisdictions, our historical experience has shown that very few cards are redeemed after 18 months following the issue date. As such, the Company records in other operating income the full remaining value (original issue less any partial redemptions) of any gift cards unredeemed after 18 months from the date of last activity, subject to limitations in some jurisdictions in which the Company operates.

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

Marketing and Advertising. Marketing and advertising includes all media, production and related costs for both local restaurant advertising and national marketing. The Company measures the efficiency of its marketing and advertising expenditures by tracking these costs as a percentage of total revenues. The Company has historically spent approximately 2.5% to 4.0% of total revenues on marketing and advertising and expects to maintain this level in the near term. All franchise agreements executed based on its new form of franchise agreement include up to a 1.0% advertising fee in addition to the 5.0% royalty fee. The Company spends this designated advertising fee on national advertising and records these fees as liabilities against which specified advertising and marketing costs will be charged.

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

Results of Operations

The table below sets forth certain operating data expressed as a percentage of total revenues for the periods indicated. The Company’s historical results are not necessarily indicative of the operating results that may be expected in the future. Certain prior year amounts have been reclassified to conform with the current year presentation of discontinued operations and other income. These reclassifications had no effect on previously reported net income.

	Fiscal Year
	2004	2005	2006
Revenues:
Restaurant sales	94.7%	94.2%	93.8%
Franchise income	5.0%	5.4%	4.6%
Other operating income	0.3%	0.4%	1.6%

Total revenues	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage costs	31.9%	29.2%	30.2%
Restaurant operating expenses	42.9%	43.0%	41.9%
Marketing and advertising	3.5%	3.2%	3.1%
General and administrative costs	5.8%	7.2%	8.5%
Depreciation and amortization expenses	3.4%	3.1%	3.2%
Hurricane and relocation costs	—	1.3%	0.2%
Loss on impairment	—	—	0.4%
Pre-opening costs	0.2%	0.8%	0.8%

Operating income	12.3%	12.2%	11.7%
Other income (expense):
Interest expense, net	(5.5)%	(4.0)%	(1.1)%
Accrued dividends and accretion on mandatorily reedemable senior preferred stock	(2.7)%	(0.9)%	—
Insurance proceeds, net	—	—	1.7%
Other	(0.6)%	—	—

Income from continuing operations before income tax expense	3.5%	7.3%	12.3%

Income tax expense	0.4%	2.4%	3.7%

Income from continuing operations	3.1%	4.9%	8.6%
Discontinued operations, net of income tax benefit	2.0%	(0.1)%	—

Net income	1.1%	5.0%	8.6%

Fiscal Year 2006 Compared to Fiscal Year 2005

Restaurant Sales. Restaurant sales increased $55.1 million, or 27.6%, to $254.7 million in fiscal 2006 from $199.6 million in fiscal 2005. The increase was due to an additional $16.5 million in sales from comparable restaurants, $26.7 million in incremental sales from six new company-owned restaurants opened from September 2005 through December 2006 and the reopened Metairie, Louisiana, restaurant, as well as $15.5 million contributed by the previously franchised restaurants acquired during 2006. All three of these categories received benefit from an addition week of operations during fiscal 2006 versus fiscal 2005. The additional week, in total, contributed restaurant sales of $6.7 million. These increases were partially offset by the closing of the New Orleans, Louisiana, restaurant, due to Hurricane Katrina, which represented a net decrease in restaurant sales of $3.6 million. Comparable restaurants open throughout both fiscal years on a comparable 52-week basis achieved a sales increase of 6.2%, consisting of 0.7% in entrée growth (traffic) and 5.5% in per entrée spending. The increase in per entrée spending was driven by a shift in sales mix as well as menu price increases of approximately 1.5% and 0.7% taken in January 2006 and August 2006. These factors increased the average per entrée spending to $71.55 in fiscal 2006.

Franchise Income. Franchise income increased $1.0 million, or 8.8%, to $12.4 million in fiscal 2006 from $11.4 million in fiscal 2005. The increase was due primarily to an $8.5 million increase in franchisee-owned restaurant sales from those franchisee-owned restaurants open throughout both periods, representing a comparable franchisee-owned restaurants sales growth of 5.2%, as well as the full-year impact of four new franchisee-owned restaurants that opened during fiscal 2005 and seven new franchisee-owned restaurants that opened during fiscal 2006. These increases were partially offset by the acquisition of seven franchisee-owned restaurants by the Company and the closing of one franchise location during fiscal 2006.

Other Operating Income. Other operating income increased $3.6 million, or 450.0% to $4.4 million in fiscal 2006 from $0.8 million in fiscal 2005. The increase is due to the recognition of gift card revenues of $3.7 million in fiscal 2006, as a result of the Company entering into an agreement with an unrelated third party that assumed the unredeemed liability for gift cards that had not yet reached the statutory term for unclaimed property. As a result of the agreement, certain third-party claims on unredeemed gift cards for certain jurisdictions have been removed, thus allowing the company to recognize additional other income in 2006.

Food and Beverage Costs. Food and beverage costs increased $20.2 million, or 32.7%, to $82.0 million in fiscal 2006 from $61.8 million in fiscal 2005. The increase was due to higher restaurant sales and higher food costs. As a percentage of restaurant sales, food and beverage costs increased to 32.2% in fiscal 2006 from 31.0% in fiscal 2005. This increase in food and beverage costs as a percentage of restaurant sales was primarily due to higher meat costs, primarily tenderloins, and was partially offset by lower dairy costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $22.5 million, or 24.7%, to $113.7 million in fiscal 2006 from $91.2 million in fiscal 2005. The increase was due to higher restaurant sales in fiscal 2006, increased hourly labor costs, staffing related to new restaurant openings, and increased utility costs. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 44.7% in fiscal 2006 from 45.7% in fiscal 2005 as a result of leveraging certain fixed occupancy and labor costs, as well as, the extra week of operations in fiscal 2006.

Marketing and Advertising. Marketing and advertising expenses increased $1.6 million, or 23.9%, to $8.3 million in fiscal 2006 from $6.7 million in fiscal 2005. Marketing and advertising expenses, as a percentage of total revenues, decreased slightly to 3.1% in fiscal 2006 from 3.2% in fiscal 2005.

General and Administrative. General and administrative costs increased $7.8 million, or 51.3%, to $23.0 million in fiscal 2006 from $15.2 million in fiscal 2005. General and administrative costs, as a percentage of total revenues, increased to 8.5% in fiscal 2006 from 7.2% in fiscal 2005. This increase was primarily due to the recruitment and hiring of several key management personnel and staff personnel in all functional areas in the later part of fiscal 2005 and the first half of 2006, the addition of certain public-company expenses, additional costs associated with initiating and maintaining operations at the Company’s Heathrow headquarters and expenses for stock options granted under FAS 123R.

Depreciation and Amortization. Depreciation and amortization expense increased $2.2 million, or 33.8%, to $8.7 million in fiscal 2006 from $6.5 million in fiscal 2005. The increase was primarily due to the addition of six new company-owned restaurants and seven acquired restaurants from the second quarter of 2005 through the fourth quarter of 2006 as well as investments at the Company’s existing company-owned restaurants and corporate headquarters.

Hurricane and Relocation costs. During the third quarter of fiscal 2005, the Company’s corporate office building in Metairie, Louisiana was damaged by Hurricane Katrina and the Company subsequently relocated its corporate offices to Heathrow, Florida. The Company’s restaurants in New Orleans and Metairie, Louisiana, also received damage from Hurricane Katrina. The New Orleans restaurant has not reopened and the Metairie restaurant reopened in December 2005. The Company had completed the construction and pre-opening activities for a new restaurant in Biloxi, Mississippi, which was also damaged by Hurricane Katrina. The Company incurred expenses related to these events of $0.6 million and $2.7 million during fiscal 2006 and fiscal 2005, respectively. These expenses include severance and relocation payments to employees and insurance deductibles for the two New Orleans, Louisiana area restaurants, severance payments and insurance deductibles and pre-opening costs associated with the Biloxi, Mississippi location, and temporary living and relocation costs related to the Company’s relocation from Metairie, Louisiana to Heathrow, Florida.

Pre-Opening Costs. Pre-opening costs increased $0.4 million, or 25.0%, to $2.0 million in fiscal 2006 from $1.6 million in fiscal 2005. This increase was due to the opening of four new company-owned restaurants in fiscal 2006 versus three locations during fiscal 2005, as well as certain expenses associated with the acquisition of the seven previously franchised restaurants.

Interest Expense, net of Interest Income. Interest expense, net of interest income, decreased $5.6 million, or 65.9%, to $2.9 million in fiscal 2006 from $8.5 million in fiscal 2005. This decrease was primarily due to the repayment of debt in connection with the Company’s initial public offering in August 2005, offset by additional borrowings related to the franchise acquisitions.

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

Insurance Proceeds, net. During fiscal 2006 the Company recognized income of approximately $4.6 million from net insurance proceeds related to the Company’s property losses in New Orleans and Metairie, Louisiana and Biloxi, Mississippi as a result of Hurricane Katrina.

Income Tax Expense. Income tax expense increased $5.1 million, or 102.0%, to $10.1 million in fiscal 2006 from $5.0 million in fiscal 2005. This increase was due to a higher income from continuing operations before tax partially offset by a decrease in the annual effective tax rate due in part to tax credits received in fiscal 2006.

Income from Continuing Operations. Income from continuing operations increased $12.9 million, or 119.4%, to $23.7 million in fiscal 2006 from $10.8 million fiscal 2005.

Discontinued Operations, net of Income Tax Benefit. Discontinued operations provided $66,000 in fiscal 2006 compared to $164,000 in fiscal 2005. On June 25, 2006 the company closed its Cleveland, Ohio restaurant whose lease term ended September 2006. The Company determined that the closed restaurant should be accounted for as discontinued operations because the Company does not expect any further direct or indirect cash inflows from the restaurant as it has completely ceased operation. The Company recognized a $221,000 loss on impairment related to this location during fiscal year 2005.

On December 24, 2004, the Company closed its Manhattan-UN, New York restaurant operation, one of its two Ruth’s Chris Steak House locations in Manhattan, New York. Prior to and including 2004, the Company experienced operating losses at its Manhattan-UN, New York restaurant location, which leased the property on which it operated. During August 2005, the Company entered into an agreement with the Manhattan (UN), New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on a replacement lease, and attorneys fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with landlord for the remaining term. This agreement resulted in a reduction of previously recorded rental liability reflecting the recovery. At December 31, 2006, the Company maintained a contingent lease liability of $0.2 million related to this property.

Fiscal Year 2005 Compared to Fiscal Year 2004

Restaurant Sales. Restaurant sales increased $20.5 million, or 11.4%, to $199.6 million in fiscal 2005 from $179.1 million in fiscal 2004. The increase in restaurant sales was due primarily to a $17.9 million increase in sales from restaurants open throughout both periods, representing comparable company-owned restaurant sales growth of 10.7%, $4.0 million from the opening of three new company-owned restaurants, together with $1.4 million attributable to the full-year impact of one restaurant acquired in April 2004, partially offset by the closing of two restaurants in New Orleans and Metairie, Louisiana, due to Hurricane Katrina. Approximately one-third of this increase in comparable company-owned restaurant sales was attributable to increased entrée volume driven by improvements in table utilization, management and additional marketing, with the other two-thirds caused by increased per entrée spending, driven by a shift in meal period, increased appetizer and wine sales, and a 3.0% price increase.

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

Food and Beverage Costs. Food and beverage costs increased $1.5 million, or 2.5%, to $61.8 million in fiscal 2005 from $60.3 million in fiscal 2004. The increase was due to higher restaurant sales partially offset by lower food and beverage costs. As a percentage of restaurant sales, food and beverage costs decreased to 31.0% in fiscal 2005 from 33.7% in fiscal 2004. The decrease in food and beverage costs as a percentage of restaurant sales was primarily due to lower meat costs, accounting for approximately 63% of the reduction, and lower produce and dairy costs, accounting for approximately 26% of the reduction.

Restaurant Operating Expenses. Restaurant operating expenses increased $10.0 million, or 12.3%, to $91.2 million in fiscal 2005 from $81.2 million in fiscal 2004. The increase was primarily due to higher restaurant sales and additional operating weeks in fiscal 2005. Several of the operating expenses included in this category are either fixed or semi-variable. As a result, restaurant operating expenses, as a percentage of restaurant sales, increased to 45.7% in fiscal 2005 from 45.3% in fiscal 2004, primarily due to increased management staffing related to new restaurant openings, employee benefits costs and utility costs.

Marketing and Advertising. Marketing and advertising expenses increased $0.1 million, or 1.5%, to $6.7 million in fiscal 2005 from $6.6 million in fiscal 2004. Marketing and advertising expenses, as a percentage of total revenues, decreased to 3.2% in fiscal 2005 from 3.5% in fiscal 2004, due primarily to reduced national radio advertising during the third quarter of fiscal 2005 and increased total revenue during fiscal 2005.

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

Depreciation and Amortization. Depreciation and amortization expense increased $0.1 million, or 1.6%, to $6.5 million in fiscal 2005 from $6.3 million in fiscal 2004. The increase was primarily due to the opening of three new company-owned restaurants in fiscal 2005, partially offset by new purchases of furniture and equipment being lower than the amounts of previously purchased furniture and equipment that became fully depreciated.

Hurricane and Relocation costs. During the third quarter of fiscal 2005, the Company’s corporate office building in Metairie, Louisiana was damaged by Hurricane Katrina and the Company subsequently relocated its corporate offices to Heathrow, Florida. The Company’s restaurants in New Orleans and Metairie, Louisiana, also received damage from Hurricane Katrina. The New Orleans restaurant has not reopened and the Metairie restaurant reopened in December 2005. The Company had completed the construction and pre-opening activities for a new restaurant in Biloxi, Mississippi, which was also damaged by Hurricane Katrina. The Company incurred expenses related to these events of $2.7 million during fiscal 2005. These expenses include severance and relocation payments to employees and insurance deductibles for the two New Orleans, Louisiana area restaurants, severance payments and insurance deductibles and pre-opening costs associated with the Biloxi, Mississippi location, and temporary living and relocation costs related to the Company’s relocation from Metairie, Louisiana to Heathrow, Florida.

Pre-Opening Costs. Pre-opening costs increased $1.2 million to $1.6 million in fiscal 2005 from $0.4 million in fiscal 2004. This increase was due to the opening of three new company-owned restaurants in fiscal 2005 as well as the reopening of its Metairie, Louisiana restaurant, which was temporarily closed due to Hurricane Katrina.

Interest Expense, net of Interest Income. Interest expense, net of interest income, decreased $1.9 million, or 18.1%, to $8.5 million in fiscal 2005 from $10.3 million in fiscal 2004. The decrease was primarily due to the refinancings of the Company’s credit facility in March and September 2005 that resulted in a lower weighted-average interest rate and lower average borrowings outstanding during fiscal 2005. Total debt decreased by $42.4 million during fiscal 2005 to $38.5 million on December 25, 2005.

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

Other. The Company had $39,000 of other income in fiscal 2005 compared to other expense of $1.1 million in fiscal 2004. This increase was primarily due to a $1.3 million expense, net of insurance proceeds, to settle a labor dispute in California in fiscal 2004.

Income Tax Expense. Income tax expense increased $4.3 million to $5.0 million in fiscal 2005 from $0.7 million in fiscal 2004. This increase was due to a higher level of income from continuing operations and the result of a higher effective tax rate resulting from an income tax benefit provided by discontinued operations that produced state net operating losses and increased use of tax credits available to the company in fiscal 2004.

Income from Continuing Operations. Income from continuing operations increased $4.6 million, or 74.2%, to $10.8 million in fiscal 2005 from $6.2 million fiscal 2004.

Discontinued Operations, net of Income Tax Benefit. Discontinued operations provided a $164,000 recovery in fiscal 2005 compared to a $3.8 million expense in fiscal 2004. On June 25, 2006 the company closed its Cleveland, Ohio restaurant whose lease term ended September 2006. The Company determined that the closed restaurant should be accounted for as discontinued operations because the Company does not expect any further direct or indirect cash inflows from the restaurant because it has completely ceased operation. The Company recognized a $221,000 loss on impairment related to this location during fiscal year 2005. Net operations of Cleveland have been reclassed to discontinued operations for fiscal 2004 and fiscal 2005.

The expense in fiscal 2004 was due to the write-down of property and equipment and certain other assets and the accrual of lease exit costs associated with the closings of Sugar Land, Texas and Manhattan (UN), New York company-owned restaurants. During August 2005, the Company entered into an agreement with the Manhattan (UN), New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on a replacement lease, and attorneys fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) adjusted the remaining contingent lease term was adjusted from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with landlord for the remaining term. This agreement resulted in a reduction of previously recorded rental liability reflecting the recovery. At December 25, 2005, the Company maintained a contingent lease liability of $0.2 million related to this property.

Potential Fluctuations in Quarterly Results and Seasonality

The Company’s quarterly operating results may fluctuate significantly as a result of a variety of factors. See “Risk Factors,” which discloses certain material risks that could affect its quarterly operating results.

The Company’s business is also subject to seasonal fluctuations. Historically, the percentages of its annual total revenues during the first and fourth fiscal quarters have been higher due, in part, to the year-end holiday season. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable restaurant sales for any particular period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. If this occurs, the price of the Company’s common stock would likely decrease. The following table presents summary quarterly results of operations for fiscal 2005 and fiscal 2006.

	Quarter Ended				Quarter Ended
	March 27, 2005	June 26, 2005	September 25, 2005	Decem ber 25, 2005	March 26, 2006	June 25, 2006	Septem ber 24, 2006	Decem ber 31, 2006
	($ in millions, except per share data)
Total revenues	$55.9	$51.9	$45.8	$58.1	$64.7	$60.6	$58.2	$88.0
Cost and expenses	46.3	45.6	42.4	51.3	55.7	53.4	55.1	75.2

Operating income	$9.6	$6.3	$3.4	$6.8	$9.0	$7.2	$3.1	$12.8

Interest expense, net	(4.1)	(1.6)	(1.4)	(1.3)	(0.5)	(0.5)	(0.7)	(1.2)
Accrued dividends and accretion on mandatorily redeemable preferred stock	(1.2)	(0.4)	(0.3)	—	—	—	—	—
Insurance proceeds, net	—	—	—	—	—	0.4	1.0	3.2
Other	—	—	—	(0.1)	—	—	—	—

Income from continuing operations before income tax	4.3	4.3	1.7	5.4	8.5	7.1	3.4	14.8
Income tax expense	1.5	1.0	0.8	1.7	2.6	2.2	1.1	4.2

Income from continuing operations	2.8	3.3	0.9	3.7	5.9	4.9	2.3	10.6
Discontinued operations, net of income tax benefit	0.5	0.2	(0.3)	(0.6)	—	—	—	(0.1)

Net income	$2.3	$3.1	$1.2	$4.3	$5.9	$4.9	$2.3	$10.7

Less dividends earned on junior preferred stock and warrant expense	1.4	1.5	0.8	—	—	—	—	—

Net Income (loss) available to common shareholders	$0.9	$1.6	$0.4	$4.3	$5.9	$4.9	$2.3	$10.7

Basic earnings (loss) per share:
Continuing operations	$0.10	$0.14	$—	$0.16	$0.26	$0.21	$0.10	$0.45
Discontinued operations	(0.03)	(0.02)	0.02	0.03	—	—	—	0.01

Basic earnings (loss) per share	$0.07	$0.12	$0.02	$0.19	$0.26	$0.21	$0.10	$0.46

Diluted earnings (loss) per share:
Continuing operations	$0.09	$0.13	$—	$0.15	$0.25	$0.21	$0.10	$0.45
Discontinued operations	(0.03)	(0.02)	0.02	0.03	—	—	—	0.01

Diluted earnings (loss) per share	$0.06	$0.11	$0.02	$0.18	$0.25	$0.21	$0.10	$0.46

Shares (in millions) used in computing net income per common share:
Basic	13.0	13.0	22.7	23.0	23.1	23.2	23.2	23.2
Diluted	14.2	14.2	23.3	23.5	23.5	23.5	23.4	23.4
Quarterly percentage of annual revenues	26.4%	24.5%	21.6%	27.5%	23.8%	22.3%	21.5%	32.4%
Operating margin (1)	17.2%	12.1%	7.4%	11.7%	13.9%	11.9%	5.2%	14.5%

(1)	The Company’s measure of operating margin consists of operating income for a period divided by the total revenues for such period. Operating margin is used by the Company’s management and investors to determine its ability to control expenses in relation to its total revenues, which allows its management and investors to more thoroughly evaluate its current performance as compared to past performance. The Company believes it is useful to its management and investors when presented on a quarterly basis because it allows the Company’s management and investors to accurately view seasonal fluctuations in these operating results.

During the fiscal quarters ended March 27, 2005 and September 25, 2005, the Company wrote off $1.6 million and $0.7 million of deferred financing costs, respectively. During the quarters ended September 25, 2005 and December 25, 2005, the Company incurred hurricane and relocation costs of $1.2 million and $1.5 million, respectively. Hurricane and relocation costs totaled $0.2, $0.3 and $0.1 million in the quarters ended March 26, 2006, June 25, 2006 and September 24, 2006, respectively.

During the fiscal quarters ended June, 25, 2006, September 24, 2006 and December 31, 2006, the Company received $0.4 millions, $1.0 million and $3.2 million, respectively in net insurance proceeds associated with property damage recoveries and business interruption claims from Hurricane Katrina.

During the fiscal quarter ended December 31, 2006 the Company recorded a loss on impairment of long-lived assets in the amount of $1.0 million. These charges were related to the partial impairment of fixtures and equipment and leasehold improvements at one company-owned restaurant. Additionally, this quarter included an additional week of operations as well as total revenue benefited from gift card breakage above normal trends.

Liquidity and Capital Resources

The Company’s principal sources of cash during fiscal 2006 were net cash provided by operating activities and borrowings under its senior credit facilities. The Company’s principal uses of cash during fiscal 2006 include capital expenditures, franchise acquisitions and debt service. The Company expects that its principal uses of cash in the future will be to continue to finance capital expenditures and to service debt.

Cash Flows

The following table summarizes the Company’s primary sources of cash in the periods presented:

	Fiscal Year
	2004	2005	2006
Net cash provided by (used in):
Operating activities	$20,970	$29,617	$47,668
Investing activities	(3,518)	(17,519)	(84,218)
Financing activities	(18,676)	(7,019)	32,255

Net increase (decrease) in cash and cash equivalents	$(1,224)	$5,079	$(4,295)

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

Operating Activities. Net cash provided by operating activities was $21.0 million and $29.6 million in fiscal 2004 and fiscal 2005, respectively, compared to $47.2 million in fiscal 2006. This increase was primarily due to higher net income.

Investing Activities. Net cash used in investing activities was $3.5 million and $17.5 million in fiscal 2004 and fiscal 2005, respectively, compared to $84.2 million in fiscal 2006. The increase in fiscal 2006 was the result of increased capital expenditures which totaled $48.7 million as well as the acquisition of seven previously franchise-owned restaurants (excluding inventory) and other lease rights which totaled $38.9 million. These increases were partially offset by net insurance proceeds related to property losses received of $3.4 million. Net cash used in investing activities varied in the periods presented based on the number of new company-owned restaurants opened and the maintenance of its existing restaurant base during the period.

Financing Activities. Net cash provided by financing activities totaled $32.3 million in fiscal 2006 compared to net cash usage of $7.0 million in fiscal 2005. This change was primarily driven by the net debt reductions, as noted below, in fiscal 2005 compared to $29.5 million of net debt increases in fiscal 2006. In fiscal 2004, net cash used by financing activities was $18.7 million. On March 11, 2005, the Company entered into a senior credit facility that allowed it to redeem $30.0 million of Senior Preferred Stock, redeem existing senior subordinated notes and refinance existing debt. On August 12, 2005, the Company and certain selling shareholders completed an initial public offering of 9,375,000 and 5,575,000 shares of common stock, respectively, at $18.00 per share. The Company received net proceeds of approximately $154.3 million from the sale of shares of its common stock in the offering after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Company used the net proceeds of the offering as follows: (1) approximately $11.7 million was used to redeem all of its outstanding Senior Preferred Stock, (2) approximately $76.2 million to redeem or repurchase all of its outstanding Junior Preferred Stock, (3) approximately $65.5 million was used to repay a portion of the outstanding indebtedness under its senior credit facilities and (4) $0.8 million was used for general working capital needs of the Company. On September 27, 2005, the Company entered into a new senior credit facility with Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as documentation agent, and JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association as co-lead arrangers and Wachovia Bank, N.A. The Company used the $38.5 million funded at closing under the new senior credit facility to prepay and retire borrowings under its previous credit facility and to pay related fees and expenses. In conjunction with the new senior credit facility, the Company expensed approximately $0.7 million in deferred issuance cost from the prior credit facilities. On May 17, 2006, the Company completed an amendment to its existing senior revolving credit facility to increase its availability under the facility to $100.0 million. This amendment also provides that the revolving credit facility may be further increased by $25.0 million upon the Company’s request (for a total commitment of $125.0 million). The financial covenants, restrictive covenants and terms of the increased revolving credit facility were not amended.

Capital Expenditures

Capital expenditures and other acquisitions totaled $87.6 million in fiscal 2006, $19.6 million in fiscal 2005 and $3.5 million in fiscal 2004. The increase in fiscal 2006 resulted from approximately $27.0 million related to new restaurant construction, $36.9 million for the purchase of seven previously franchise-owned restaurants (excluding inventory), $13.5 million for the purchase of an office building in Heathrow, Florida, $2.0 million for the purchase of interests in certain leased property for future use, and $2.7 million for remodels, and maintenance capital and technology expenditures of existing operations of $5.5 million.

The Company anticipates capital expenditures in the future will increase to the extent it opens new company-owned restaurants and opportunistically acquires franchisee-owned restaurants and related rights. See Note (10) in the Notes to Consolidated Financial Statements regarding the completed franchise acquisition in fiscal 2006. The Company currently expects to open six to seven company-owned restaurants in fiscal 2007. The Company believes that its net investment in future openings will range between $2.5 million and $4.5 million depending upon underlying individual restaurant economics and the Company’s ability to use its resources to obtain its fully-capitalized return-on-investment targets. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of its revolving credit facility, depending upon the timing of expenditures.

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

On January 17, 2006, to limit the variability of a portion of its interest payments, the Company entered into a three year interest rate swap with notional amounts totaling $15.0 million through March 27, 2007, $10.0 million through March 27, 2008, and $5.0 million through the expiration on March 27, 2009 of the then outstanding debt under its senior credit facility. On July 11, 2006, to limit the variability of a portion of its interest payments, the Company entered into a two year interest rate swap with notional amounts totaling $20.0 million through September 27, 2007, and $15.0 million through the expiration on September 29, 2008 of the then outstanding debt under its senior credit facility. Under the terms of these interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed rate debt. The Company discontinued the use of hedge accounting for these swaps effective as of the fourth quarter of 2006.

On May 17, 2006, the Company completed an amendment to its existing senior revolving credit facility to increase its availability under the facility to $100.0 million. This amendment also provides that the revolving credit facility may be further increased by $25.0 million upon the Company’s request (for a total commitment of $125.0 million). The financial covenants, restrictive covenants and terms of the increased revolving credit facility were not amended.

The Company is required to maintain certain financial covenants and is also subject to restrictive covenants under its senior credit facility. The Company was in compliance with such covenants at December 31, 2006. At December 31, 2006, the Company had $68.0 million outstanding under its senior credit facility and $29.4 million of availability, net of $2.6 million of outstanding letters of credit. The Company’s total weighted-average effective interest rate at December 31, 2006, was 6.148%.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2006:

	Payments due by period
	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations	$68.0	$—	$—	$68.0	$—
Operating lease obligations	108.4	11.6	11.6	32.2	53.0

Total	$176.4	$11.6	$11.6	$100.2	$53.0

Off-Balance Sheet Arrangements

As of December 31, 2006, the Company does not have any off-balance sheet arrangements as defined by the SEC. On October 30, 2006, the Company acquired a franchisee-owned restaurant in Troy, Michigan. Prior to this acquisition, the Company had guaranteed the operating lease for this location, which required annual minimum lease payments of $0.2 million through 2010 and through one subsequent renewal term. These commitments are now part of the Company’s operating lease obligations as disclosed under “Contractual Obligations.”

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of results of operations and financial condition are based upon its audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements is based, in part, on its critical accounting policies that require the Company to make estimates and judgments that affect the amounts reported in those financial statements. The Company’s significant accounting policies, which may be affected by its estimates and assumptions, are more fully described in Note 2 to its consolidated financial statements that appear elsewhere in Item 8. Critical accounting policies are those that the Company believes are most important to portraying its financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. The Company considers the following policies to be the most critical in understanding the judgments that are involved in preparing the combined financial statements.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Equipment consists primarily of restaurant equipment, furniture, fixtures and smallwares. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including renewal periods, or the estimated useful life of the asset. Repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Estimated useful lives are generally as follows: equipment—3 to 5 years; furniture and fixtures—5 to 7 years. Judgments and estimates made by us related to the expected useful lives of these assets are affected by factors such as changes in economic conditions and changes in operating performance. If these assumptions change in the future, the Company may be required to record impairment charges for these assets.

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

During 2005 and 2006, the Company recorded losses on impairment of long-lived assets in the amounts of $0.2 million and $1.0 million, respectively. These charges were related to the partial impairment of fixtures and equipment and leasehold improvements at two company-owned restaurants, one that closed in 2006 and is included in discontinued operations and one that is still in operation. The loss on impairment recognized in 2005 was related to the Cleveland operations and was reclassed to discontinued operations for comparative purposes.

Goodwill and Other Intangible Assets

Goodwill and other indefinite lived assets resulted primarily from the Company’s acquisition of franchisee-owned restaurants. The most significant acquisitions were completed in 1996, 1999 and 2006. Goodwill and other intangible assets with indefinite lives are not subject to amortization. However, such assets must be tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and at least annually. The Company completed the most recent impairment test in December 2006, and determined that there were no impairment losses related to goodwill and other indefinite lived assets. In assessing the recoverability of goodwill and other indefinite lived assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. The estimated future cash flows were projected using significant assumptions, including future revenues and expenses. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets.

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

Share-Based Compensation

FAS 123R requires the recognition of compensation expense in the Consolidated Statements of Income related to the fair value of employee share-based options. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the expected dividends. Judgment is also required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted. Prior to adopting FAS 123, the Company applied APB Opinion No. 25, and related Interpretations, in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in 2004 or 2005.

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

Recent Accounting Pronouncements For Future Application

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. The interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on the consolidated financial statements and expects the adoption of this standard will not have a material impact on its consolidated balance sheet, statements of income or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS 157 will have on the consolidated financial statements and expects the adoption of this standard will not have a material impact on its consolidated balance sheet, statements of income or cash flows.

Other accounting standards that have been issued or are currently proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under its new senior credit facilities, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 2006, the Company had $68.0 million of variable rate debt of which $35.0 million has been converted to fixed rates through the use of interest rate swaps. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal 2006 of approximately $0.3 million.

The Company has an interest rate swap to manage its exposure on its debt facility. By using the interest rate swap to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

Change in internal controls over financial reporting

During the fiscal quarter ending December 31, 2006, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management applied the criteria based on the “Internal Control – Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s assessment included documenting, evaluating, and testing the design and operating effectiveness of the Company’s internal control over financial reporting. Based upon this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

KPMG LLP, the Company’s independent registered public accounting firm, has audited the Company’s financial statements included in the annual report and has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Ruth’s Chris Steak House, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Ruth’s Chris Steak House, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ruth’s Chris Steak House, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Ruth’s Chris Steak House, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Ruth’s Chris Steak House, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Ruth’s Chris Steak House, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ruth’s Chris Steak House, Inc. and subsidiaries as of December 25, 2005 and December 31, 2006, and the related consolidated statements of income, shareholders’ equity (deficit), and cash flows for the fifty-two weeks ended December 26, 2004 and December 25, 2005, and for the fifty-three weeks ended December 31, 2006 and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Orlando, Florida

March 16, 2007

Certified Public Accountants

Item 9B.	Other Information

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item for executive officers is set forth under “Executive Officers of the Registrant” in Part I, Item 1 of this report. The other information required by this Item is incorporated by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Audit Committee Disclosure,” “Board of Directors and Corporate Governance” and “Section 16A Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

There have been no material changes to the procedures through which stockholders may recommend nominees to our Board of Directors since April 10, 2006, which is the date of our last proxy statement. We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The text of our Code of Ethics is posted on our website: www.ruthschris.com—click on “Investors”, then click on "Corporate Governance" and then click on “Code of Ethics.” Our Company intends to disclose future amendments to, or waivers from, certain provisions of the Code of Ethics on the website within four business days following the date of such amendment or waiver. Stockholders may request a free copy of the Code of Ethics from: Ruth’s Chris Steak House, Inc., Attention: Corporate Secretary, 500 International Parkway, Suite 100, Heathrow, Florida 32746.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders. See also the information under the caption “Compensation Committee Report” in the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the sections entitled “Principal Stockholders” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Options to purchase shares of our common stock have been granted to certain of our directors, executives and key employees under our 2005 Long-Term Equity Incentive Plan and our 2000 Stock Option Plan. The following table summarizes the number of stock options issued and shares of restricted stock granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2000 Stock Option Plan	331,216	$0.48	613,258
2004 Restricted Stock Plan(1)	1,167,487	—	—
2005 Long-Term Equity Incentive Plan	792,153	$18.33	1,566,613
Equity compensation plans not approved by stockholders	—	—	—

Total	2,290,856	$13.07	2,179,871

(1)	1,167,487 shares of restricted stock were issued under our 2004 Restricted Stock Plan and vest pro rata on a daily basis over a five year period which began on November 8, 2004.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections entitled “Principal Accountant Fees and Services” in its Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

See Index to Consolidated Financial Statements appearing on page F-1. All schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

(b) Exhibits.

See Exhibit Index appearing on page E-1 for a list of exhibits filed with or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2007

RUTH’S CHRIS STEAK HOUSE, INC.

By:	/S/ CRAIG S. MILLER
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Ruth’s Chris Steak House, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates

/S/ CRAIG S. MILLER Craig S. Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 16, 2007

/S/ THOMAS J. PENNISON, JR. Thomas J. Pennison, Jr.	Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	March 16, 2007

/S/ ROBIN P. SELATI Robin P. Selati	Director	March 16, 2007

/S/ CARLA R. COOPER Carla R. Cooper	Director	March 16, 2007

/S/ BANNUS B. HUDSON Bannus B. Hudson	Director	March 16, 2007

/S/ ALAN VITULI Alan Vituli	Director	March 16, 2007

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Ruth’s Chris Steak House, Inc.:

We have audited the accompanying consolidated balance sheets of Ruth’s Chris Steak House, Inc. and subsidiaries as of December 25, 2005 and December 31, 2006, and the related consolidated statements of income, shareholders’ equity (deficit) and cash flows for the fifty-two weeks ended December 26, 2004 and December 25, 2005, and for the fifty-three weeks ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ruth’s Chris Steak House, Inc. and subsidiaries as of December 25, 2005 and December 31, 2006, and the results of their operations and their cash flows for the fifty-two weeks ended December 26, 2004 and December 25, 2005, and for the fifty-three weeks ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, in fiscal year 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Orlando, Florida

March 16, 2007

Certified Public Accountants

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollar amounts in thousands, except share and per share data)

	December 25, 2005	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$8,985	$4,690
Accounts receivable, net	12,820	11,120
Inventory	4,592	6,453
Prepaid expenses and other	2,156	3,184
Deferred income taxes	262	906

Total current assets	28,815	26,353
Property and equipment, net	63,850	105,092
Goodwill and other intangibles	30,533	67,188
Deferred income taxes	9,192	8,987
Other assets	1,806	2,100

Total assets	$134,196	$209,720

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$23,752	$33,188
Deferred revenue	18,639	24,676
Other current liabilities	1,029	1,440

Total current liabilities	43,420	59,304
Long-term debt	38,500	68,000
Deferred rent	11,730	14,007
Other liabilities	281	431

Total liabilities	93,931	141,742
Commitments and contingencies (Note 13)
Shareholders’ equity (deficit):
Preferred stock, par value $.01 per share; 10,150,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized, 23,074,496 shares issued and outstanding at December 25, 2005, 23,237,630 shares issued and outstanding at December 31, 2006	231	232
Class B common stock, par value $.01 per share; 1,000,0000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	162,567	166,489
Accumulated deficit	(122,533)	(98,743)

Total shareholders’ equity	40,265	67,978

Total liabilities and shareholders’ equity	$134,196	$209,720

See accompanying notes to consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(dollar amounts in thousands, except per share data)

	Fiscal Year Ended
	December 26, 2004	December 25, 2005	December 31, 2006
Revenues:
Restaurant sales	$179,083	$199,621	$254,718
Franchise income	9,500	11,432	12,399
Other operating income	646	777	4,362

Total revenues	189,229	211,830	271,479
Costs and expenses:
Food and beverage costs	60,303	61,804	82,016
Restaurant operating expenses	81,200	91,155	113,746
Marketing and advertising	6,634	6,696	8,328
General and administrative costs	10,938	15,208	22,974
Depreciation and amortization expenses	6,345	6,489	8,690
Hurricane and relocation costs	—	2,660	644
Loss on impairment	—	—	970
Pre-opening costs	364	1,623	2,046

Operating income	23,445	26,195	32,065
Other income (expense):
Interest expense, net	(10,320)	(8,453)	(2,856)
Accrued dividends and accretion on mandatorily redeemable senior preferred stock	(5,071)	(1,891)	—
Insurance proceeds, net	—	—	4,592
Other	(1,099)	(39)	21

Income from continuing operations before income tax expense	6,955	15,812	33,822
Income tax expense	736	5,043	10,098

Income from continuing operations	6,219	10,769	23,724
Discontinued operations:
Loss (gain) from operations of discontinued restaurants, net of income tax benefit:2004—$2,810; 2005—$1,059; 2006—$150	3,777	(164)	(66)

Net income	$2,442	$10,933	$23,790

Less dividends earned on junior preferred stock and warrant expense	5,373	3,753	—

Net income (loss) available to common shareholders	$(2,931)	$7,180	$23,790

Basic earnings (loss) per share:
Continuing operations	$0.07	$0.39	$1.02
Discontinued operations	(0.32)	0.01	0.01

Basic earnings per share	$(0.25)	$0.40	$1.03

Diluted earnings (loss) per share:
Continuing operations	$0.07	$0.38	$1.01
Discontinued operations	(0.32)	0.01	0.01

Diluted earnings per share	$(0.25)	$0.39	$1.02

See accompanying notes to consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

(dollar and share amounts in thousands)

	Junior Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Shareholders’ Equity (Deficit)
	Shares	Value	Shares	Value
Balance at December 28, 2003	67	$67,164	10,376	$104	$5,556	$(126,782)	$(53,958)
Net income	—	—	—	—	—	2,442	2,442
Dividends	—	—	—	—	—	(5,373)	(5,373)
Issuance of junior preferred shares	5	5,373	—	—	—	—	5,373
Issuance of restricted common stock	—	—	1,168	11	(8)	—	3

Balance at December 26, 2004	72	72,537	11,544	115	5,548	(129,713)	(51,513)
Net income	—	—	—	—	—	10,933	10,933
Dividends	—	—	—	—	—	(3,707)	(3,707)
Issuance of junior preferred shares	4	3,707	—	—	—	—	3,707
Warrant expense	—	—	—	—	46	(46)	—
Exercise of warrants	—	—	1,494	15	(6)	—	9
Redemption of junior preferred shares	(76)	(76,244)	—	—	—	—	(76,244)
Shares issued under stock option plan including tax effects	—	—	661	7	2,626	—	2,633
Compensation expense and other	—	—	—	—	110	—	110
Issuance of common stock in initial public offering, net of offering costs	—	—	9,375	94	154,243	—	154,337

Balance at December 25, 2005	—	—	23,074	231	162,567	(122,533)	40,265

Net income	—	—	—	—	—	23,790	23,790
Shares issued under stock option plan including tax effects	—	—	163	1	2,873	—	2,874
Compensation expense and other	—	—	—	—	1,049	—	1,049

Balance at December 31, 2006	—	$—	23,237	$232	$166,489	$(98,743)	$67,978

See accompanying notes to consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Fiscal Year Ended
	December 26, 2004	December 25, 2005	December 31, 2006
Cash flows from operating activities:
Net income	$2,442	$10,933	$23,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,469	6,617	8,690
Deferred income taxes	(4,020)	595	(439)
Non-cash interest expense	1,824	2,980	88
Loss on sale or disposition of assets	21	89	81
Loss on impairment	5,594	221	970
Accrued dividends and accretion on mandatorily redeemable preferred stock	5,071	1,891	—
Income tax benefits credited to equity upon exercise of stock options	—	2,314	—
Restricted stock compensation	—	110	733
Changes in operating assets and liabilities:
Accounts receivables	150	(6,210)	(1,720)
Inventories	(493)	(927)	(1,861)
Prepaid expenses and other	(470)	23	(1,028)
Other assets	(472)	(243)	(254)
Accounts payable and accrued expenses	2,464	5,175	9,672
Deferred revenue	2,696	3,947	6,037
Deferred rent	(1,086)	1,963	2,277
Other liabilities	780	139	632

Net cash provided by operating activities	20,970	29,617	47,668

Cash flows from investing activities:
Acquisition of property and equipment	(3,518)	(19,627)	(48,771)
Acquisition of franchises and lease right	—	—	(38,868)
Proceeds on sale or disposition of fixed assets	—	2,108	—
Insurance proceeds related to hurricane damage	—	—	3,421

Net cash used in investing activities	(3,518)	(17,519)	(84,218)

Cash flows from financing activities:
Principal repayments on long-term debt	(87,190)	(198,000)	(22,500)
Proceeds from long-term financing	70,707	155,500	52,000
Proceeds from sale of restricted common stock	3	—	—
Redemption of senior preferred stock	—	(41,748)	—
Redemption of junior preferred stock	—	(76,243)
Income tax benefits credited to equity upon exercise of stock options	—	—	2,738
Proceeds from exercise of stock options and warrants	—	328	144
Proceeds from issuance of common stock	—	154,337	—
Deferred financing costs	(2,196)	(1,193)	(127)

Net cash (used in) provided by financing activities	(18,676)	(7,019)	32,255

Net increase (decrease) in cash and cash equivalents	(1,224)	5,079	(4,295)
Cash and cash equivalents at beginning of period	5,130	3,906	8,985

Cash and cash equivalents at end of period	$3,906	$8,985	$4,690

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$9,467	$6,099	$2,851
Income taxes	824	3,144	6,301
Supplemental disclosures of non-cash equity information:
Issuance of junior preferred stock in payment of dividends	5,373	3,707	—

See accompanying notes to consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

(1) Organization and Description of Business

Ruth’s Chris Steak House, Inc. and its subsidiaries (the “Company”) operate 50 restaurants and a wholesale restaurant equipment company, and sell franchise rights to franchisees giving them the exclusive right to operate similar restaurants in a particular location designated in the franchise agreement. At December 31, 2006 and December 25, 2005, there were 100 and 92 restaurants operating, respectively. Of the 100 restaurants operating at December 31, 2006, 50 were wholly-owned Company restaurants and 50 were franchise restaurants. Of the 92 restaurants operating at December 25, 2005, 41 were wholly-owned Company restaurants and 51 were franchise restaurants. During 2006, one company-owned restaurant was closed, three company-owned restaurants were opened, seven previously franchised restaurants were acquired, seven franchise-owned restaurants were opened and one franchise-owned restaurant closed. During 2005, one company-owned restaurant was closed, three company-owned restaurants were opened, and four franchised restaurants were opened.

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

(2) Summary of Significant Accounting Policies

(a) Reporting Period

The Company utilizes a 52- or 53-week reporting period ending on the last Sunday of December. The periods ended December 26, 2004 (fiscal 2004) and December 25, 2005 (fiscal 2005) each had a 52-week reporting period. The period ended December 31, 2006 (fiscal 2006) had a 53-week reporting period.

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

(g) Property and Equipment

Property and equipment are stated at cost. Expenditures for improvements and major renewals are capitalized, and minor replacement, maintenance, and repairs are charged to expense. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line basis over the shorter of the lease term or the estimated useful life of the assets. The estimated useful lives for assets are as follows: Building and Building Improvements, 20 years; Equipment, 5 years; Furniture and Fixtures, 5 to 7 years; Computer Equipment, 3 to 5 years; Leasehold Improvements, 5 to 20 years.

(h) Goodwill and Other Intangibles

Goodwill represents franchise rights reacquired from franchisees. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is tested annually on a reporting unit (which we define as an individual restaurant) basis for impairment, and is tested more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Based upon the Company’s review, no goodwill impairment charge was required in 2004, 2005, or 2006.

In fiscal 2006 the Company also acquired non-compete covenants as a result of the purchase of seven restaurants that were previously franchise-owned. These assets are amortizable intangible assets with a two year life. As of December 31, 2006, the gross carrying amount of the assets was $35 and the accumulated amortization recognized was $3. Additionally, in December of 2006, the Company entered into an Asset Purchase Agreement which assigned all rights, title and interest in certain leased property to the Company for a purchase price of $2.0 million. The lease right that was purchased will be amortized over the combined lease term of approximately 24 years beginning in 2007. Over the next five years the Company will recognize approximately $91 per year in amortization expense related to these items.

(i) Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining bank and other long-term financing. These fees are amortized using a method that approximates the interest method over the term of the related financing. Amortization expense of deferred financing cost was $1,784, $2,911, and $88 in fiscal 2004, 2005, and 2006, respectively.

(j) Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization are

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

reviewed for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(p) Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. Deferred revenue primarily represents the Company’s liability for gift cards that have been sold, but not yet redeemed, and is recorded at the expected redemption value. When the gift cards are redeemed, the Company recognizes restaurant sales and reduces the deferred revenue. Company gift cards redeemed at franchisee-owned locations reduce the deferred revenue but do not result in restaurant sales. The expected redemption value of the gift cards represents the full value of all gift cards issued less the amount the company has recognized as other operating income for gift cards that are not expected to be redeemed. The Company recognizes as other operating income the remaining value of gift cards that have not been redeemed 18 months following the last date of card activity, subject to limitations in some jurisdictions in which we operate.

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

(q) Foreign Revenues

The Company currently has ten international franchise locations in Canada, Mexico, Hong Kong and Taiwan. In accordance with its franchise agreements relating to these international locations, the Company receives royalty revenue from these franchisees in U.S. dollars. Franchise fee royalties from international locations made up less than 1% of total revenues in all periods presented.

(r) Stock-Based Compensation

On December 26, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). Prior to December 26,

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

2005, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25, no compensation was required to be recognized for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

The Company adopted FAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized during fiscal 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to December 26, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. The results for the prior periods have not been restated.

As a result of the adoption of FAS 123R on December 26, 2005, the fiscal 2006 consolidated statement of income was impacted as follows:

2006
Reduction in operating income from continuing operations	$667
Reduction in income before taxes	667
Reduction in operating net income	468
Reduction in earnings per share:
Basic	$0.02
Diluted	$0.02

The following table illustrates the effect on net income adjusted for pro forma provision for income taxes if the fair-value-based method had been applied to all outstanding and unvested awards in each period. For purposes of pro forma disclosures, the value of options is estimated using a Black-Scholes option pricing formula and amortized to expense over the options’ vesting periods; using the graded vesting method. The following pro forma information sets forth net income assuming that the Company had used the FAS 123 fair value method in accounting for employee stock options during each of the following fiscal years.

	2004	2005
Net income (loss), as reported	$(2,931)	$7,180
Stock-based employee compensation expense	(12)	(80)

Pro-forma net income	$(2,943)	$7,100

Net income (loss) per share:
Basic—as reported	$(0.25)	$0.40
Basic—pro forma	$(0.25)	$0.40
Diluted—as reported	$(0.25)	$0.39
Diluted—proforma	$(0.25)	$0.38

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

•

Borrowings under the senior credit facility as of December 31, 2006 and the term loan and revolving credit facility as of December 25, 2005 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

(u) Contingencies

The Company recognizes liabilities for contingencies when there is an exposure that indicates it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of impairment or loss can be reasonably estimated.

(v) Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. The interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on the consolidated financial statements and expects the adoption of this standard will not have a material impact on its consolidated balance sheet, statements of income or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS 157 will have on the consolidated financial statements and expects the adoption of this standard will not have a material impact on its consolidated balance sheet, statements of income or cash flows.

Other accounting standards that have been issued or are currently proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

(w) Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net income.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(3) Property and Equipment

Property and equipment consists of the following:

	December 25, 2005	December 31, 2006

Land	$6,596	$7,778
Building and building improvements	18,529	30,830
Equipment	19,045	20,590
Computer equipment	2,835	4,341
Furniture and fixtures	6,877	8,934
Leasehold improvements	48,582	64,387
Construction-in-progress	3,726	16,543

	106,190	153,403
Less accumulated depreciation	(42,340)	(48,311)

	$63,850	$105,092

The Company capitalizes interest as a component of the cost of construction in progress. In connection with assets under construction in 2004, 2005 and 2006, the Company has capitalized $55, $123 and $203 of interest costs, respectively, in accordance with SFAS No. 34, Capitalization of Interest Cost.

(4) Long-term Debt

Long-term debt consists of the following:

Senior Credit Facility:	December 25, 2005	December 31, 2006
Revolving credit facility	$38,500	$68,000
Less current maturities	—	—

	$38,500	$68,000

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

On January 17, 2006, the Company entered into a three year interest rate swap with notional amounts totaling $15.0 million through March 27, 2007, $10.0 million through March 27, 2008, and $5.0 million through its expiration on March 27, 2009 of the then outstanding debt under its senior credit facility, to limit the variability of a portion of its interest payments. On July 11, 2006, the Company entered into a two year interest rate swap with notional amounts totaling $20.0 million through September 27, 2007, and $15.0 million through

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

its expiration on September 29, 2008 of the then outstanding debt under its senior credit facility, to limit the variability of a portion of its interest payments. Under the terms of this interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed rate debt. The Company discontinued the use of hedge accounting for these swaps effective the fourth quarter of 2006.

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

As of December 25, 2005 and December 31, 2006 the Company had an aggregate of $38.5 million and $68.0 million, respectively of outstanding indebtedness under its senior credit facility at weighted-average interest rates of 4.875% and 6.148%, respectively. The Company had approximately $29.4 million of borrowings available at December 31, 2006 under its revolving credit facility, net of outstanding letters of credit of approximately $2.6 million.

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

The Company’s senior credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA, as defined in the senior credit facility, a minimum ratio of EBITDA plus certain rental expenses to fixed charges (including consolidated maintenance capital expenditures) and a minimum ratio of EBITDA plus certain rental expenses to fixed charges (including consolidated capital expenses). The senior credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, changes of control, the incurrence of indebtedness, providing financing and investments and transactions with affiliates. The senior credit facility also contains customary events of default. The Company was in compliance with all covenants at December 31, 2006.

On March 11, 2005, the Company entered into a financing agreement with a syndicate of commercial banks and other institutional lenders. The financing consisted of a $105 million term loan facility and a $15 million revolving credit facility with no amounts drawn at closing. The term loan facility was to bear interest at either the base rate plus 2.00% or the Eurodollar rate plus 3.00%. The revolving credit facility was to bear interest at either the base rate plus a margin of 1.25%–2.25% or the Eurodollar rate plus a margin of 2.25%–3.25%. The base rate was defined as the higher of the prime rate or the Federal Funds effective rate plus .50%. The interest rate margins applicable to the revolving credit facility were based on the Company’s consolidated pricing leverage ratio. The term loan interest and fees were payable monthly and the principal was payable in quarterly payments ranging from $829 to $2,579 commencing June 30, 2005, with the remaining unpaid balance due on March 11, 2011. The revolving credit facility interest and fees are payable monthly and all outstanding amounts are due upon maturity at March 11, 2010. The proceeds from the financing agreement were used to pay amounts outstanding under the Company’s existing balances of the term loan, revolving credit facility and the senior subordinated notes. In addition, $21.1 million of the proceeds were used to pay all outstanding dividends payable on the Senior Preferred Stock and to redeem approximately 8,907 shares of the Senior Preferred Stock valued at

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

$8,907. In connection with this refinancing, the Company wrote off deferred financing costs relating to the 2004 Senior Credit Facility and senior subordinated debt in the amount of $1,639 and capitalized financing costs relating to the new debt in the amount of $786. All outstanding borrowings under this senior credit facility were repaid on September 27, 2005.

(b) 2004 Senior Credit Facility

On April 1, 2004, the Company entered into a financing agreement with a commercial lender. The financing consisted of a $20 million term loan facility and a $50 million revolving credit facility. The term loan facility was to bear interest at the commercial lender’s prime rate plus 4.25% (9.50% at December 26, 2004) and the revolving credit facility was to bear interest at LIBOR plus 3.50% (5.90% at December 26, 2004). Interest and fees were to be paid monthly and the principal was due upon maturity of the financing agreement on June 30, 2006. The proceeds from the refinancing agreement were used to pay the existing balances of the Tranche A and B term loans, the original revolving credit facility, and $13 million of the Senior Subordinated Notes. At December 26, 2004, the Company had $1.7 million of outstanding letters of credit, reducing the amount available on the revolving credit facility to $7.3 million. The Company incurred commitment fees equal to 1/2 of 1% on the unused portion of the revolving credit facility. The Company was allowed under the financing agreement to make voluntary prepayments of term principal. In addition, the Company was required to make additional principal payments if there was excess operating cash flow, as defined in the financing agreement, and in the event of any capital contributions, sale or issuance of equity, asset sales, or receipt of proceeds from any recovery event, as defined in the financing agreement. The financing agreement contained certain restrictive covenants, which, among other things, required the Company to comply with certain financial covenants (as defined in the agreement), including a minimum interest coverage, a minimum consolidated EBITDA, a minimum fixed charge coverage ratio, and a maximum leverage ratio, and places limitations on dividends, indebtedness, capital expenditures, and certain transactions with affiliates. The Company was in compliance with all covenants at December 26, 2004. In connection with this financing agreement, the Company wrote off deferred financing costs relating to the old debt in the amount of $774 and capitalized financing costs relating to the new debt in the amount of $2,196. All outstanding borrowings under this senior credit facility were repaid on March 11, 2005.

(c) Senior Subordinated Notes

The Senior Subordinated Notes were to bear interest at 13.0% and were due September 30, 2006. These notes were subordinated to any amounts outstanding under the Senior Credit Facility. Interest was payable semi-annually on March 31 and September 30. Beginning after September 30, 2002, the Senior Subordinated Notes were subject to redemption at the option of the Company in whole or in part, at the redemption prices set forth below, plus accrued interest.

Twelve Month Period Beginning September 30	Percentage of Principal Amount
2002	106.25%
2003	103.25%
2004	101.63%
2005	100.00%
2006	100.00%

On April 1, 2004, the Company entered into a financing agreement with a commercial lender and used a portion of its borrowings there under to redeem $13,000 of the Senior Subordinated Notes. In addition, the

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Company redeemed $6,000 of the Senior Subordinated Notes in each of June 2004 and December 2004, for a total redemption in 2004 of $25,000. The Company was required to pay a total of $715 in excess of the principal amount of the Senior Subordinated Notes redeemed in 2004 as a result of its payment of the required redemption premiums as set forth above. As of March 11, 2005, all borrowings under the Senior Subordinated Notes then outstanding were repaid.

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

(5) Mandatorily Redeemable Senior Preferred Stock

The Company was authorized to issue 58,000 shares of the 14% Senior Preferred Stock with a par value of $.01 per share. The Senior Preferred Stock had a $1,000.00 per share liquidation value, plus accrued and unpaid dividends and had limited voting rights as discussed below. In the event of liquidation or dissolution, all shares of Senior Preferred Stock, including accrued and unpaid dividends, ranked senior to all other classes of stock. In September 1999, the Company issued 20,000 shares of Senior Preferred Stock for $19,623.

Holders of the Senior Preferred Stock were entitled to receive, when and if declared, dividends at a rate equal to 14% per annum, which were cumulative and accrued from date of issuance and were compounded annually. Dividends were payable in cash or additional shares of fully paid and non-assessable Senior Preferred Stock. All accrued dividends on the Senior Redeemable Preferred Stock were paid in cash prior to the payment of any cash dividends on any other series or class of capital stock. The Company is not permitted to pay cash dividends or make other cash distributions pursuant to certain debt agreements.

On March 23, 2005, the Company amended its Articles of Incorporation to extend the scheduled redemption date for the Senior Preferred Stock to September 17, 2011, from a previous scheduled redemption date of September 17, 2007, in each case to be redeemed at a price per share equal to the liquidation value thereof, plus all accrued and unpaid dividends on the Senior Preferred Stock. The Company could at any time, at its option and if permitted by debt agreements, redeem all or a portion of the Senior Preferred Stock then outstanding at a price per share equal to the liquidation value thereof, plus all accrued and unpaid dividends on the Senior Preferred Stock outstanding. In addition, the Company could redeem all the outstanding shares of Senior Preferred Stock at a price equal to liquidation value, plus all accrued and unpaid dividends on such shares, in the event of (i) a change in control, (ii) an initial public offering of the Company’s common stock, (iii) default under Articles of Incorporation and the Securities Purchase Agreement, (iv) default and acceleration under credit facilities, or (v) default on redemption of the Senior Preferred Stock.

Holders of the Senior Preferred Stock had voting rights with respect to certain matters that could adversely affect their rights. The Senior Preferred Stock did not include any rights for conversion to common stock.

As discussed above, the Company issued 20,000 shares of Senior Preferred Stock with a mandatory redemption value of $20 million for total proceeds of $19,623. Such price was determined to be the fair value of this financial instrument (see also Note 6). Deferred financing costs of $600 were netted against the Senior

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Preferred Stock at issuance. These deferred financing costs were reclassed to Other Assets in the consolidated financial statements in connection with the implementation of SFAS No. 150. The corresponding reduction in redemption value of the preferred stock is recorded as an issuance discount and was being accreted through the preferred stock mandatory redemption date as follows:

	Number of Shares	Mandatory Redemption Value	Unamortized Issuance Discount	Unamortized Deferred Financing Cost	Net Book Value
Balance at December 26, 2004	39,986	$39,986	$(129)	$—	$39,857
Redemption of senior preferred stock	(41,748)	(41,748)	—	—	(41,748)
Accrual of dividends and accretion of issuance discount	1,762	1,762	129	—	1,891

Balance at December 25, 2005	—	$—	$—	$—	$—

All mandatorily redeemable preferred stock shares were redeemed in full in conjunction with the initial public offering.

(6) Shareholders’ Equity

The Junior Preferred Stock earned cumulative dividends of 8% annually, payable in cash or in additional shares of fully paid and non-assessable Junior Preferred Stock. All accrued dividends on the Junior Preferred Stock were paid in cash prior to the payment of any cash dividends on any other series or class of capital stock other than the Senior Preferred Stock. Holders of the Junior Preferred Stock had voting rights with respect to certain matters that could adversely affect their rights. The Company or the holders of the Junior Preferred Stock could elect to convert the Junior Preferred Stock to Class A common stock in the event of an initial public offering. The amount of Class A common stock issued upon conversion was determined as the liquidation value of the Junior Preferred Stock (plus all accrued and unpaid dividends) as of the date of the consummation of the initial public offering divided by the selling price per share of the common stock to the public in the initial public offering.

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

In conjunction with the issuance of the Senior Preferred Stock, a warrant exercisable for 783,125 shares of the Company’s Class B common stock was issued. The warrant was exercisable at a price of $.01 per share in whole at any time and in part from time to time for a period of 10 years after issuance. The warrants were valued at an amount equal to the Class A common stock sold at the time of the warrant issue, because the rights and privileges of the Class B common stock to be received upon the exercise of the warrants was substantially the same as the Class A common stock sold at the same time. The value attributable to the warrants resulting from the allocation of the aggregate proceeds from the Senior Preferred Stock was $377 and is included in additional paid-in capital on the consolidated balance sheets. In November 2004, an additional warrant exercisable for 70,508 shares of Class B common stock was issued pursuant to the anti-dilution provisions of the initial warrant agreement. These warrants were valued in accordance with the third party valuation of a share of common stock

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

($0.37 per share) and the issuance of the warrants was treated for accounting purposes as a distribution to the warrant holders. These warrants were exercised and sold by selling shareholders in conjunction with the Company’s Initial Public Offering.

In conjunction with the issuance of the Senior Subordinated Notes, a warrant exercisable for 587,346 shares of the Company’s Class A common stock was issued. The warrant was exercisable at a price of $.01 per share in whole at any time and in part from time to time for a period of 10 years after issuance. The warrants were valued at an amount equal to the Class A common stock sold at the time of the warrant issue, because the rights and privileges of the Class B common stock to be received upon the exercise of the warrants, was substantially the same as the Class A common stock sold at the same time. The value attributable to the warrants resulting from the allocation of the aggregate proceeds from the Senior Subordinated Notes was $283 and is included in additional paid-in capital on the consolidated balance sheets. The warrants contain certain anti-dilution provisions. During fiscal 2004, an additional warrant exercisable for 52,878 shares of Class A common stock was issued pursuant to the anti-dilution provisions of the initial warrant agreement. These warrants were valued in accordance with the third party valuation of a share of common stock ($0.37 per share) and the issuance of the warrants was treated for accounting purposes as a distribution to the warrant holders. These warrants were exercised and sold by selling shareholders in conjunction with the Company’s Initial Public Offering.

(7) Employee Benefit Plan

In 2000, the Company established a 401(k) plan. Eligible employees may contribute up to 15% of their annual compensation. At the discretion of the Company’s management and Board of Directors, the Company can match the employees’ contributions at year end. Employees vest in the Company’s contributions based upon their years of service. The Company’s expenses relating to matching contributions were approximately $141, $112, and $173 for fiscal 2004, 2005 and 2006, respectively. During 2005, the Company added a profit sharing component to the 401(k) plan that provided for a payment to all employees if the Company achieved certain predetermined financial targets. The Company’s expense related to the profit sharing was approximately $398 and $348 for fiscal 2005 and fiscal 2006, respectively.

(8) Incentive and Stock Option Plans

As of December 31, 2006, the Company had the following share-based compensation plans:

2000 Stock Option Plan

The Company established a stock option plan (the 2000 Stock Option Plan) which allows the Company’s Board of Directors to grant stock options to directors, officers, key employees, and other key individuals performing services for the Company. The 2000 Stock Option Plan authorizes grants of options to purchase up to 1,765,981 shares of authorized but unissued Class A common stock. The Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to ten years from date of grant. Under the Company’s 2000 Stock Option Plan there are 331,216 shares of common stock issuable upon exercise of currently outstanding options at December 31, 2006 and 613,258 shares available for future grants. No future grants are expected to be made under the 2000 Stock Option Plan.

2004 Restricted Stock Plan

The Company established a restricted stock plan (the 2004 Restricted Stock Plan), which allows the Company’s Board of Directors to grant restricted stock to directors, officers and other key employees. The 2004

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Restricted Stock Plan authorizes restricted stock grants of up to 1,167,487 shares of authorized but unissued Class A common stock. Under the Company’s 2004 Restricted Stock Plan, there are 1,167,487 shares of Class A common stock reserved for issue at December 25, 2005 and no shares available for future grants.

2005 Long-Term Equity Incentive Plan

In connection with the initial public offering, the Company adopted the Ruth’s Chris Steak House, Inc. 2005 Long-Term Equity Incentive Plan (the 2005 Equity Incentive Plan), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees, and other key individuals performing services for the Company. The 2005 Equity Incentive Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. In 2005, in conjunction with the initial public offering, the Company issued 350,000 stock options with an exercise price of $18.00 per share under the 2005 Equity Incentive Plan. Under the Company’s 2005 Long-Term Equity Incentive Plan, there are 792,153 shares of common stock reserved for issue at December 31, 2006 and 1,566,613 shares available for future grants.

The following table summarizes stock option activity for fiscal 2006 under all plans:

	December 31, 2006
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Outstanding at beginning of year	861,583	$7.47
Granted	491,100	18.56
Exercised	(163,136)	0.88
Forfeited	(66,178)	9.89

Outstanding at end of year	1,123,369	$13.07	8.04	$6,027

Options exercisable at year end	342,028	$5.32	5.68	$4,466

As of December 31, 2006, there was $4.7 million of total unrecognized compensation costs related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 4.3 years. There were no options exercised in 2004. The total intrinsic value of options exercised in fiscal 2005 and 2006 was $11.6 and $3.2 million, respectively. The Company recorded $0.7 million in total compensation cost during fiscal 2006 that was expensed in general and administrative costs.

During fiscal 2005 and fiscal 2006 the Company received $319 and $144, respectively, in cash related to the exercise of options and tax benefits of $3.4 and $2.7 million, respectively. The exercise of shares were fulfilled from shares reserved for issue under the stock option plans and resulted in an increase in issued shares outstanding.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

A summary of the status of non-vested shares as of December 31, 2006 and changes during fiscal 2006 is presented below.

	December 31, 2006
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares at beginning of year	475,689	$3.29
Granted	491,100	7.82
Vested	(129,214)	3.25
Canceled	(56,234)	3.76

Non-vested shares at end of period	781,341	$6.11

The weighted-average grant-date per share fair value of options granted fiscal 2006 was $7.82. The weighted-average grant-date per share fair value of options granted in fiscal 2004 and 2005 was $0 and $4.91, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions noted in the following table. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award. The assumptions listed below represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. In addition, the Company is required to estimate the expected forfeiture rate and only recognizes expense for those shares expected to vest. If the actual forfeiture rate is materially different from the Company’s estimate, the share-based compensation expense could be materially different.

The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturities rate in effect at the time of grant. The Company utilized a blended rate for expected volatility during 2006 based on the historical volatility of our stock and a representative peer group with a similar expected term of options granted. The following weighted-average assumptions were used for stock option grants in each year:

	2004	2005	2006
Expected life	5.0 yrs	5.0 yrs	6.3 yrs
Risk-free interest rate	3.48%	4.28%	4.84%
Volatility	0.0%	20.0%	32.1%
Expected dividend yield	0.0%	0.0%	0.0%

(9) Earnings per share

Basic earnings per common share were computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the fiscal year. Basic and diluted earnings per common share for fiscal 2004, 2005, and 2006 were determined on the assumption that all outstanding warrants were exercised as of the beginning of each fiscal year. There were no warrants issued in fiscal 2006. Diluted earnings per share for fiscal years 2004 and 2006 excludes 1,250,135 stock options at a weighted-average price of $0.48 and 44,500 stock options at a weighted-average price of $20.25, respectively, which were outstanding during the period but were anti-dilutive. There were no stock options outstanding that were anti-dilutive for fiscal 2005.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	December 26, 2004	December 25, 2005	December 31, 2006
Income (loss) available to common stockholders	$(2,931)	$7,180	$23,790

Shares:
Weighted average number of common shares outstanding	11,917,093	17,961,198	23,175,323
Dilutive stock options	—	748,943	253,862

Weighted-average number of common shares outstanding	11,917,093	18,710,141	23,429,185

Basic earnings (loss) per common share:
Continuing operations	$0.07	$0.39	$1.02
Discontinued operations	(0.32)	0.01	0.01

Basic earnings (loss) per common share	$(0.25)	$0.40	$1.03

Diluted earnings (loss) per common share:
Continuing operations	$0.07	$0.38	$1.01
Discontinued operations	(0.32)	0.01	0.01

Diluted earnings (loss) per common share	$(0.25)	$0.39	$1.02

On August 1, 2005, the Company completed a 20.75281-for-1 stock split of its common stock. Accordingly, basic and diluted shares for all periods presented have been adjusted for the stock split.

(10) Acquisitions

During fiscal 2006, the Company completed the acquisition of seven previously franchised restaurants from Mr. Thomas J. Moran pursuant to the asset purchase agreement dated April 24, 2006. The restaurants acquired are located in Northbrook and Chicago, Illinois; Memphis and Nashville, Tennessee; Jacksonville and Ponte Vedra, Florida; and Troy, Michigan. The asset purchase agreement also grants the Company an option to acquire an eighth restaurant in Baton Rouge, Louisiana. In connection with the acquisition, the Company acquired all of the Seller’s interests in the seven aforementioned Ruth’s Chris Steak House restaurants for approximately $37.0 million in cash. The acquisition was financed with borrowings under the Company’s revolving credit facility.

The results of the operations of the seven purchased franchisees have been included in the Company’s consolidated statements of operations for fiscal 2006. The below table summarizes the allocation of proceeds paid to the seller. Approximately $335 associated with legal and closing costs are included in goodwill.

Inventory	$463
Property, Plant and Equipment	2,213
Goodwill and other intangibles	34,659

Total assets acquired as of December 31, 2006	$37,335

In December of 2006 the Company entered into an Asset Purchase Agreement, which assigned all rights, title and interest in certain leased property to the Company for a purchase price of $2.0 million. This property is located in Tyson’s Corner (Vienna), Virginia and the lease for the building space was assumed on December 27, 2006. The Company anticipates the opening of this location to occur in fiscal 2007. The lease right that was purchased is recorded in goodwill and other intangibles and will be amortized over the combined lease term of approximately 24 years beginning in 2007.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(11) Income Taxes

Income tax expense (benefit) from continuing operations consists of the following:

	Current	Deferred	Total
Year ended December 26, 2004:
U.S. Federal	$2,563	$(946)	$1,617
State	453	(1,585)	(1,132)
Foreign	251	—	251

	$3,267	$(2,531)	$736

Year ended December 25, 2005:
U.S. Federal	$4,563	$(476)	$4,087
State	576	180	756
Foreign	200	—	200

	$5,339	$(296)	$5,043

Year ended December 31, 2006:
U.S. Federal	$8,907	$(296)	$8,611
State	1,259	(128)	1,131
Foreign	356	—	356

	$10,522	$(424)	$10,098

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	2004	2005	2006
Income tax expense at statutory rates	$2,366	$5,376	$11,838
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	(747)	499	735
FICA tax credit	(1,555)	(1,671)	(2,057)
Nondeductible accrued dividends and accretion of mandatorily redeemable preferred stock	1,724	643	—
Other	(1,052)	196	(418)

	$736	$5,043	$10,098

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

	December 25, 2005	December 31, 2006
Deferred tax assets:
Accounts payable and accrued expenses	$240	$895
Deferred rent	1,387	2,985
Net state operating loss carryforwards	4,876	4,903
Tax credit carryforwards	3,457	3,992
Property and equipment	2,307	4,226
Other	55	215

Gross deferred tax assets	12,322	17,216
Deferred tax liabilities:
Intangible assets	(2,831)	(7,241)
Other	(37)	(82)

Net deferred tax assets	$9,454	$9,893

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

There was a valuation allowance for deferred tax assets at December 25, 2005 and December 31, 2006 of $61 and $999, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

As of December 31, 2006, the Company has state net operating loss carry-forwards and tax credit carry-forwards of $77.2 million and $4.0 million, respectively, which are available to offset federal and state taxable income through 2026.

(12) Leases

All of the Company’s owned restaurants operate in leased premises, with the exception of the locations in Metairie, Houston, Columbus, Palm Desert, Palm Beach, Ft. Lauderdale and Sarasota, which are owned properties. Remaining lease terms range from approximately 4 to 30 years, including anticipated renewal options. The leases generally provide for minimum annual rental payments and are subject to escalations based, in some cases, upon increases in the Consumer Price Index, real estate taxes, and other costs. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. Certain leases also provide for rent deferral during the initial term of such lease and/or scheduled minimum rent increases during the terms of the leases. For financial reporting purposes, rent expense is recorded on a straight-line basis over the life of the lease. Accordingly, included in long-term liabilities in the accompanying consolidated balance sheets at December 26, 2004, December 25, 2005 and December 31, 2006 are accruals related to such rent deferrals and the pro rata portion of scheduled rent increases of approximately $9.8 million, $11.7 million, and $14.0 million respectively, net of the current portion included in other current liabilities of $0.3 million, $1.0 million, and $1.4 million, respectively.

Future minimum annual rental commitments under leases as of December 31, 2006 are as follows:

Lessee
2007	$11,615
2008	11,566
2009	10,887
2010	10,858
2011	10,403
Thereafter	53,036

$108,365

Rental expense consists of the following:

	Fiscal Year
	2004	2005	2006
Minimum rentals	$7,651	$7,379	$8,894
Contingent rentals	2,138	2,614	3,566

	$9,789	$9,993	$12,460

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In December 2006, the Company purchased the building in Heathrow, Florida that houses its corporate headquarters. As a result, the Company assumed two tenant leases that were in the building. Rent revenue of $42 was included in other income in fiscal 2006. The minimum rents expected to be received under these leases are as follows:

Lessor
2007	$987
2008	701
2009	535
2010	548
2011	277
Thereafter	—

$3,048

(13) Commitments and Contingencies

The Company currently buys most of its beef from one supplier. Although there are a limited number of beef suppliers, management believes that other suppliers could provide similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely.

During 2004, the Company was a defendant in a labor code class action lawsuit filed in the Superior Court of California, Orange County. In April 2005, the Company resolved this matter in principle by agreeing to pay $1,625. The Company has accrued $1,625 in other accrued liabilities as of December 26, 2004. Related to this case, the Company’s insurance carrier agreed to reimburse certain legal expenses totaling $288, which is included in other current assets as of December 26, 2004. The Company paid the $1,625 during 2005 and as of December 31, 2006 there are no outstanding liabilities or receivables associated with this lawsuit.

The Company is subject to other various claims, possible legal actions, and other matters arising in the normal course of business. Management does not expect disposition of these other matters to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

(14) Related Party Transactions

During fiscal 2004, the Company was required to pay an annual monitoring fee to Madison Dearborn of $150.

(15) Discontinued Operations

On June 25, 2006 the company closed its Cleveland, Ohio restaurant whose lease term ended September 2006. The Company determined that the closed restaurant should be accounted for as discontinued operations because the Company does not expect any further direct or indirect cash inflows from the restaurant because it has completely ceased operation. The Company recognized a $221 loss on impairment related to this location during fiscal year 2005.

During August 2005, the Company entered into an agreement with the Manhattan (UN), New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorneys fees; (2) the existing lease was terminated; (3) the Company allowed the

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

landlord to contract with a third party replacement tenant; and (4) adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with landlord for the remaining term. This agreement resulted in a reduction of previously recorded rental liability. At December 31, 2006, the Company maintained a contingent lease liability of $0.2 million related to this property.

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

	Fiscal Year
	2004	2005	2006
Revenues	$8,910	$2,707	$1,569
Income (loss) before income tax	(6,587)	(895)	(84)
Income (loss) from operations of discontinued restaurants, net of income tax benefit	$(3,777)	$164	$66

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(16) Supplemental Consolidated Financial Statement Information

(a) Accounts Receivable

Accounts receivable consist of the following:

	December 25, 2005	December 31, 2006

Bank credit card receivables	$4,813	$5,384
Landlord contributions	2,668	4,003
Franchise fees	1,375	1,366
Trade	572	238
Other	3,777	245
Allowance for doubtful accounts	(385)	(116)

	$12,820	$11,120

(b) Other Assets

Other assets consist of the following:

	December 25, 2005	December 31, 2006

Deposits	$830	$1,022
Liquor licenses	446	477
Deferred financing costs	332	373
Other	198	228

	$1,806	$2,100

(c) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 25, 2005	December 31, 2006

Accounts payable & other accrued expenses	$14,315	$21,330
Accrued payroll & related benefits	6,625	8,808
Sales & use tax payable	2,443	2,642
Accrued interest payable	369	408

	$23,752	$33,188

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(17) Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (amounts in thousands, except per share information):

	Quarter Ended
	March 27, 2005	June 26, 2005	September 25, 2005	December 25, 2005	Total

Revenues	$55,912	$51,958	$45,815	$58,145	$211,830
Operating income	9,613	6,359	3,413	6,810	26,195
Net income	2,291	3,081	1,229	4,332	10,933
Net income available to common shareholders	$869	$1,613	$368	$4,330	$7,180
Basic earnings (loss) per share:
Continuing operations	$0.10	$0.14	$—	$0.16	$0.39
Discontinued operations	(0.03)	(0.02)	0.02	0.03	0.01

Basic earnings per share	$0.07	$0.12	$0.02	$0.19	$0.40

Diluted earnings (loss) per share:
Continuing operations	$0.09	$0.13	$—	$0.15	$0.38
Discontinued operations	(0.03)	(0.02)	0.02	0.03	0.01

Diluted earnings per share	$0.06	$0.11	$0.02	$0.18	$0.39

	Quarter Ended
	March 26, 2006	June 25, 2006	September 24, 2006	December 31, 2006	Total

Revenues	$64,660	$60,548	$58,255	$88,016	$271,479
Operating income	9,008	7,146	3,151	12,760	32,065
Net income	5,915	4,868	2,331	10,676	23,790
Net income available to common shareholders	$5,915	$4,868	$2,331	$10,676	$23,790
Basic earnings (loss) per share:
Continuing operations	$0.26	$0.21	$0.10	$0.45	$1.02
Discontinued operations	—	—	—	0.01	0.01

Basic earnings per share	$0.26	$0.21	$0.10	$0.46	$1.03

Diluted earnings (loss) per share:
Continuing operations	$0.25	$0.21	$0.10	$0.45	$1.01
Discontinued operations	—	—	—	0.01	0.01

Diluted earnings per share	$0.25	$0.21	$0.10	$0.46	$1.02

During the fiscal quarters ended March 27, 2005 and September 25, 2005, the Company wrote off $1.6 million and $0.7 millions of deferred financing costs and in the fiscal quarters ended, respectively. During the quarters ended September 25, 2005 and December 25, 2005, the Company incurred hurricane and relocation costs of $1.2 million and $1.5 million, respectively. Hurricane and relocation costs totaled $0.2, $0.3 and $0.1 million in the quarters ended March 26, 2006, June 25, 2006, and September 24, 2006, respectively.

During the fiscal quarters ended June, 25, 2006, September 24, 2006 and December 31, 2006, the Company received $0.4 millions, $1.0 million and $3.2 million, respectively in net insurance proceeds from Hurricane Katrina claims.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

During the fiscal quarter ended December 31, 2006 the Company recorded a loss on impairment of long-lived assets in the amount of $1.0 million. These charges were related to the partial impairment of fixtures and equipment and leasehold improvements at one company-owned restaurants. Additionally, this quarter included an additional week of operations as well as total revenue benefited from gift card breakage above normal trends.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement dated as of August 8, 2005 between Ruth’s Chris Steak House, Inc. and Banc of America Securities LLC, Wachovia Capital Markets, LLC, Goldman, Sachs & Co., RBC Capital Markets Corporation, CIBC World Markets Corp., SG Cowen & Co., LLC and Piper Jaffray & Co., as representatives of the underwriters set forth in Schedule A thereto (incorporated by reference to Exhibit 1.1 of Ruth’s Chris Steak House, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124285), as amended, which became effective on August 8, 2005 (the “Registration Statement”)).

3.1	Amended and Restated Certificate of Incorporation of Ruth’s Chris Steak House, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement, as filed on August 3, 2005).

3.2	Restated By-Laws of Ruth’s Chris Steak House, Inc. (incorporated by reference to Exhibit 3.2 of the Registration Statement, as filed on July 12, 2005).

4.1	Form of Certificate of Common Stock of Ruth’s Chris Steak House, Inc. (incorporated by reference to Exhibit 4.1 of the Registration Statement, as filed on August 3, 2005).

10.1	Transaction and Merger Agreement, dated as of July 16, 1999, among the Registrant, RUF Merger Corp., Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P. and Special Advisors Fund I, LLC (incorporated by reference to Exhibit 10.1 of the Registration Statement, as filed on April 25, 2005).

10.2	License Agreement, dated as of July 16, 1999, between Ruth U. Fertel and the Registrant (incorporated by reference to Exhibit 10.4 of the Registration Statement, as filed on April 25, 2005).

10.3	2005 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.13 of the Registration Statement, as filed on August 8, 2005). *

10.4	2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.14 of the Registration Statement, as filed on April 25, 2005). *

10.5	Amendment No. 1 to the 2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.15 of the Registration Statement, as filed on June 7, 2005). *

10.6	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.16 of the Registration Statement, as filed on April 25, 2005). *

10.7	2000 Stock Option Plan (incorporated by reference to Exhibit 10.17 of the Registration Statement, as filed on April 25, 2005). *

10.8	Form of Stock Option Agreement under 2000 Stock Option Plan (incorporated by reference to Exhibit 10.18 of the Registration Statement, as filed on April 25, 2005). *

10.9	Employment agreement of Craig S. Miller (incorporated by reference to Exhibit 10.19 of the Registration Statement, as filed on April 25, 2005). *

10.10	Employment agreement of Geoffrey D.K. Stiles (incorporated by reference to Exhibit 10.20 of the Registration Statement, as filed on April 25, 2005). *

10.11	Credit Agreement, dated September 27, 2005, among the Registrant, as Borrower, the Lenders listed therein, as Lenders and Wells Fargo Bank, N.A., as Administrative Agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the Company on September 30, 2005).

10.12	First Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on May 19, 2006).

E-1

Exhibit	Description
10.13	Form of Stock Option Agreement under 2005 Long Term Equity Incentive Plan (incorporated by reference to Exhibit 10.22 of the Registration Statement, as filed on August 8, 2005). *

10.14	Amended and Restated Management Bonus Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on August 7, 2006). *

10.15	Deferred Compensation Plan of the Company (incorporated by reference to Exhibits 10.1 and 10.2 of the Current Report on Form 8-K filed by the Company on November 2, 2005). *

10.16	Deferred Compensation Plan of RCSH Management, Inc. (incorporated by reference to Exhibits 10.1 and 10.3 of the Current Report on Form 8-K filed by the Company on November 2, 2005). *

10.17	Form of Employment Agreement entered into between the Registrant and each of David L. Cattell, Thomas S. Pennison, Jr. and Thomas E. O’Keefe, Jr. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 30, 2005).*

10.18	Shareholders Agreement between the Registrant, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., Special Advisors Fund I, LLC, First Union Investors, Inc., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore and each of the stockholders of the Registrant identified as Investors therein (incorporated by reference to Exhibit 10.2 of the Registration Statement, as filed on April 25, 2005).

10.19	Registration Agreement between the Registrant, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P. and Special Advisors Fund I, LLC, First Union Investors, Inc., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, and each of the stockholders of the registrant identified as Investors therein (incorporated by reference to Exhibit 10.3 of the Registration Statement, as filed on April 25, 2005).

10.20	Asset Purchase Agreement, dated as of April 24, 2006, by and among Ruth’s Chris Steak House, Inc., Thomas J. Moran, Jr., individually, and Prime Steak—Chicago, Inc., Prime Steak—Troy, LLC, Prime Steak—Jacksonville, LLC, Prime Steak—Northbrook, LLC, Prime Steak—Ponte Vedra, LLC, Prime Steak—Detroit, Inc., T. J. Moran and Associates, Inc., Prime Steak—Memphis, Inc. and Bekmet, Inc. and Capital City Restaurants, Inc., as Intervenor (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by the Company on March 3, 2006).

10.21	Purchase and Sale agreement between Ruth’s Chris Steak House, Inc. and Colonial Realty Limited Partnership dated December 19, 2006 (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by the Company on December 22, 2006).

21	Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registration Statement as filed on April 25, 2005).

23.1	Consent of KPMG LLP **

31.1	Rule 13a—14(a) Certification of Ruth’s Chris Steak House, Inc.’s Chief Executive Officer **

31.2	Rule 13a—14(a) Certification of Ruth’s Chris Steak House, Inc.’s Chief Financial Officer **

32.1	Section 1350 Certification of Ruth’s Chris Steak House, Inc.’s Chief Executive Officer **

32.2	Section 1350 Certification of Ruth’s Chris Steak House, Inc.’s Chief Financial Officer **

*	Management Contract of compensatory plan or arrangement required to be filed and an exhibit pursuant to Item 15 of Form 10-K.

**	Filed or furnished herewith.

E-2