Form 10-Q
period 2007-04-01
Ruths Chris Steak House, Inc.
filed 2007-05-09
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

The number of shares outstanding of the registrant’s common stock as of May 4, 2007 was 23,187,131.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: the impact of adverse weather conditions on the Company’s operations; changes in economic conditions and trends generally; changes in consumer preferences or discretionary spending; the effect of competition in the restaurant industry; the Company’s ability to achieve market acceptance, particularly in new markets; the Company’s ability to achieve and manage its planned expansion; the Company’s ability to execute its business strategy effectively; health concerns about beef or other food products; reductions in the availability of, or increases in the cost of, USDA Prime grade beef and other food items; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to Company employees,

ii

the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; the Company’s ability to protect its name and logo and other proprietary information; the impact of litigation; and the loss of key management personnel. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed by the Company, as well as the Company’s other filings with the Securities and Exchange Commission (the “SEC”), all of which are available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

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

iii

PART 1 – FINANCIAL STATEMENTS

ITEM 1 – FINANCIAL STATEMENTS

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share and per share data)

	December 31, 2006	April 1, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,690	$6,299
Accounts receivable, less allowance for doubtful accounts 2006 - $116; 2007 - $116 (unaudited)	11,120	10,115
Inventory	6,453	6,196
Prepaid expenses and other	3,184	2,790
Deferred income taxes	906	894

Total current assets	26,353	26,294

Property and equipment, net of accumulated depreciation 2006 - $48,311; 2007 - $49,771 (unaudited)	105,092	110,187
Goodwill and other intangibles	67,188	67,158
Deferred income taxes	8,987	9,387
Other assets	2,100	2,089

Total assets	$209,720	$215,115

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$33,188	$19,573
Deferred revenue	24,676	21,910
Other current liabilities	1,440	2,784

Total current liabilities	59,304	44,267

Long-term debt	68,000	80,500
Deferred rent	14,007	14,636
Other liabilities	431	442

Total liabilities	141,742	139,845

Commitments and contingencies (Note 5)
Shareholders’ equity (deficit):
Common stock, par value $.01 per share; 100,000,000 shares authorized, 23,237,630 shares issued and outstanding at December 31, 2006 23,183,138 shares issued and outstanding at April 1, 2007	232	232
Additional paid-in capital	166,489	166,998
Accumulated deficit	(98,743)	(91,960)
Treasury stock, at cost; no shares at December 31, 2006; 71,950 shares at April 1, 2007	—	—

Total shareholders’ equity	67,978	75,270

Total liabilities and shareholders’ equity	$209,720	$215,115

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements - Unaudited

(dollar amounts in thousands, except share and per share data)

	13 Weeks Ending
	March 26, 2006	April 1, 2007
Revenues:
Restaurant sales	$61,511	$78,136
Franchise income	3,027	3,173
Other operating income	122	190

Total revenues	64,660	81,499

Costs and expenses:
Food and beverage costs	19,747	25,437
Restaurant operating expenses	26,791	34,431
Marketing and advertising	1,543	2,328
General and administrative costs	4,985	6,556
Depreciation and amortization expenses	2,024	2,918
Hurricane and relocation costs	149	210
Pre-opening costs	413	1,369

Operating income	9,008	8,250

Other income (expense):
Interest expense	(470)	(1,031)
Insurance proceeds, net	—	3,739
Loss on the disposal of property and equipment, net	(54)	(1,108)
Other	25	189

Income from continuing operations before income tax expense	8,509	10,039

Income tax expense	2,605	3,242

Income from continuing operations	5,904	6,797

Discontinued operations, net of income tax benefit	(11)	14

Net income available to common shareholders	$5,915	$6,783

Basic earnings per share:
Continuing operations	$0.26	$0.29
Discontinued operations	—	—

Basic earnings per share	$0.26	$0.29

Diluted earnings per share:
Continuing operations	$0.25	$0.29
Discontinued operations	—	—

Diluted earnings per share	$0.25	$0.29

Shares used in computing net income per common share:
Basic	23,109,151	23,224,566

Diluted	23,491,093	23,429,400

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Unaudited

(dollar amounts in thousands, except share and per share data)

	13 Weeks Ending
	March 26, 2006	April 1, 2007
Cash flows from operating activities:
Net income	$5,915	$6,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,024	2,918
Deferred income taxes	532	(388)
Non-cash interest expense	17	25
Loss on the disposal of property and equipment, net	54	1,108
Non-cash compensation expense	85	345
Changes in operating assets and liabilities:
Accounts receivables	3,496	1,005
Inventories	(16)	257
Prepaid expenses and other	356	394
Other assets	(77)	(14)
Accounts payable and accrued expenses	(3,342)	(8,289)
Deferred revenue	(1,592)	(2,766)
Deferred rent	(222)	629
Other liabilities	634	1,355

Net cash provided by operating activities	7,864	3,362

Cash flows from investing activities:
Acquisition of property and equipment	(3,703)	(14,468)
Proceeds on sale or disposition of fixed assets	—	51

Net cash used in investing activities	(3,703)	(14,417)

Cash flows from financing activities:
Principal repayments on long-term debt	(5,000)	—
Proceeds from long-term debt	—	12,500
Income tax benefits credited to equity upon exercise of stock options	207	99
Proceeds from exercise of stock options	24	65

Net cash (used in) provided by financing activities	(4,769)	12,664

Net increase (decrease) in cash and cash equivalents	(608)	1,609
Cash and cash equivalents at beginning of period	8,985	4,690

Cash and cash equivalents at end of period	$8,377	$6,299

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$390	$1,067
Income taxes	13	2,202

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Statements

(dollar amounts in thousands, except share and per share data)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Chris Steak House, Inc. and its subsidiaries (together, the “Company”) as of April 1, 2007 and December 31, 2006 and for the quarters ended April 1, 2007 and March 26, 2006 have been prepared by the Company, pursuant to the rules and regulations of the SEC. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the period to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, and obligations related to workers’ compensation and medical insurance. Actual results could differ from those estimates.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the fiscal quarters ended April 1, 2007 and March 26, 2006 are not necessarily indicative of the results that may be achieved for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net income. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The fiscal quarters ended April 1, 2007 and March 26, 2006 each contained 13 weeks and are referred to herein as the first quarter of fiscal 2007 and the first quarter of fiscal 2006, respectively.

(2) Stock-Based Employee Compensation

As of April 1, 2007, the Company has the following share-based compensation plans:

2000 Stock Option Plan

The Company established a stock option plan which allows the Company’s Board of Directors to grant stock options to directors, officers, key employees and other key individuals performing services for the Company. The 2000 Stock Option Plan authorizes grants of options to purchase up to 1,765,981 shares of authorized but unissued common stock. The 2000 Stock Option Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to ten years from date of grant. Under the 2000 Stock Option Plan there are 317,026 shares of common stock issuable upon exercise of currently outstanding options at April 1, 2007 and 613,258 shares available for future grants. No future grants are expected to be made under the 2000 Stock Option Plan.

2004 Restricted Stock Plan

The Company established a restricted stock plan, which allows the Company’s Board of Directors to facilitate the purchase of restricted stock by directors, officers and other key employees. The 2004 Restricted Stock Plan authorized restricted stock purchases of up to 1,167,487 shares of authorized but unissued common stock. Under the Company’s 2004 Restricted Stock Plan, there are 1,167,487 shares of common stock issued and no shares available for future grants. Related to the departure of an executive officer during the first quarter of 2007, the Company reacquired 71,950 shares of restricted common stock for the same price per share as paid by the officer during 2004. The shares have been placed in treasury stock with a cost basis equivalent to the purchase price of less than $1.

2005 Long-Term Equity Incentive Plan

In connection with the initial public offering, the Company adopted the Ruth’s Chris Steak House, Inc. 2005 Long-Term Equity Incentive Plan (the “2005 Equity Incentive Plan”), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2005 Equity Incentive Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Under the Company’s 2005 Equity Incentive Plan, there are 984,257 shares of common stock issuable upon exercise of currently outstanding options at April 1, 2007 and 1,371,241 shares available for future grants.

Total compensation expense recognized for the thirteen weeks ended March 26, 2006 and April 1, 2007 was $85 and $345, respectively.

(3) Long-term Debt

Long-term debt consists of the following:

	December 31, 2006	April 1, 2007
	(unaudited)
Senior Credit Facility:
Revolving credit facility	$68,000	$80,500
Less current maturities	—	—

	$68,000	$80,500

As of April 1, 2007, the Company had an aggregate of $80.5 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 6.125%. The Company had approximately $16.9 million of borrowings available under its revolving credit facility, net of outstanding letters of credit of approximately $2.6 million. An additional $25.0 million is also available upon the Company’s request as a result of the May 17, 2006 amendment to the senior credit facility. The Company is required to maintain certain financial covenants and is also subject to restrictive covenants under its borrowings. The Company was in compliance with all such covenants at April 1, 2007. The Company’s obligations under the senior credit facility are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries.

(4) Earnings Per Share

Basic earnings per common share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the applicable period. For the thirteen weeks ended April 1, 2007, options to purchase 186,645 shares of the Company’s common stock at a weighted average exercise price of $21.12 per share were not included in the calculation of weighted average shares for diluted earnings per share because their effects were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ending
	March 26, 2006	April 1, 2007
	(unaudited)
Income available to common stockholders	$5,915	$6,783

Shares:
Weighted average number of common shares outstanding	23,109,151	23,224,566
Dilutive stock options	381,942	204,834

Weighted-average number of common shares outstanding	23,491,093	23,429,400

Basic earnings per common share:
Continuing operations	$0.26	$0.29
Discontinued operations	—	—

Basic earnings per common share	$0.26	$0.29

Diluted earnings per common share:
Continuing operations	$0.25	$0.29
Discontinued operations	—	—

Diluted earnings per common share	$0.25	$0.29

(5) Commitments and Contingencies

The Company is subject to other various claims, possible legal actions, and other matters arising in the normal course of business. Management does not expect disposition of these other matters to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

(6) Discontinued Operations

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

On December 24, 2004, the Company closed its Manhattan-UN, New York restaurant operation, one of its two Ruth’s Chris Steak House locations in Manhattan, New York. Prior to and including 2004, the Company experienced operating losses at its Manhattan-UN, New York restaurant location, which leased the property on which it operated. During August 2005, the Company entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorney’s fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with landlord for the remaining term. This agreement resulted in a reduction of previously recorded rental liability. At April 1, 2007, the Company maintained a contingent lease liability of $0.2 million related to this property.

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

Discontinued operations consist of the following:

	13 Weeks Ending
	March 26, 2006	April 1, 2007
	(unaudited)
Revenues	$765	—
Income (loss) before income tax	$(16)	$(21)
Income (loss) from operations of discontinued restaurants, net of income tax benefit	$11	$(14)

(7) New Accounting Pronouncements Adopted

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The implementation of FIN 48 did not result in any changes to the Company’s unrecognized tax benefits for uncertain tax positions. As of the date of adoption, the Company’s gross unrecognized tax benefits totaled approximately $650, all of which, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the unrecognized tax benefits within the next 12 months. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1, 2007, the Company had accrued approximately $134 for the payment of interest, which is included as a component of the $650 unrecognized tax benefit noted above.

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction, many state jurisdictions and Puerto Rico. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for years before 2003 and is no longer subject to state and local or Puerto Rico income tax examinations by tax authorities for years before 2002.

(8) Recent Accounting Pronouncements For Future Application

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

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

(9) Subsequent Events

On April 16, 2007, the Company announced that it had entered into a definitive agreement to acquire three franchised restaurants for a total of $13.25 million. The franchise purchase will establish a company-owned presence in Washington with restaurants in Bellevue and Seattle and in Oregon with a restaurant in Portland. The acquisition is expected to close in July 2007 and will be financed through borrowings under the Company’s revolving credit facility. The definitive agreements governing this purchase are included in this filing as Exhibits 10.1, 10.2 and 10.3.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is an owner, operator and franchisor of upscale steakhouses. As of April 1, 2007, there were 105 Ruth’s Chris Steak House restaurants, of which 52 are company-owned and 53 are franchisee-owned, including ten international franchisee-owned restaurants in Mexico, Hong Kong, Taiwan and Canada.

The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, provides additional information about the Company’s business, operations and financial condition.

Hurricane and Relocation Costs.

During the third quarter of fiscal 2005, the Company’s corporate office building in Metairie, Louisiana was damaged by Hurricane Katrina and the Company subsequently relocated its corporate offices to Heathrow, Florida. The Company’s restaurants in New Orleans and Metairie, Louisiana, were also damaged by the hurricane. The New Orleans restaurant has not reopened and the Metairie restaurant reopened in December, 2005. The Company had completed the construction and preopening activities for a new restaurant in Biloxi, Mississippi, that was also lost due to Hurricane Katrina. Related to these events, the Company incurred expenses of $0.1 million and $0.2 million in the first quarter of fiscal 2006 and fiscal 2007, respectively. These expenses include severance and relocation payments to employees and insurance deductibles for the two New Orleans, Louisiana area restaurants; severance payments, insurance deductibles and preopening costs associated with the Biloxi, Mississippi location; and temporary living, relocation costs and other expenses for the Company’s relocation from Metairie, Louisiana to Heathrow, Florida. During the first quarter of 2007, the Company finalized its claim and does not expect any significant expenses or proceeds related to the Hurricane Katrina in the future.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) 123R. Under the provisions of SFAS 123R, share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model and is recognized as expense ratably over the requisite period. The option pricing models require judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ in the future from that recorded in the current period.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of total revenues for the periods indicated. The Company’s historical results are not necessarily indicative of the operating results that may be expected in the future.

RUTH’S CHRIS STEAK HOUSE, INC AND SUBSIDIARIES

Results of Operations - Percentage Table - Tied to Condensed IS Tab

	13 Weeks Ending
	March 26, 2006	April 1, 2007
Revenues:
Restaurant sales	95.1%	95.9%
Franchise income	4.7%	3.9%
Other operating income	0.2%	0.2%

Total revenues	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	32.1%	32.6%
Restaurant operating expenses (percentage of restaurant sales)	43.6%	44.1%
Marketing and advertising	2.4%	2.9%
General and administrative costs	7.6%	8.0%
Depreciation and amortization expenses	3.1%	3.6%
Hurricane and relocation costs	0.2%	0.3%
Pre-opening costs	0.6%	1.7%

Operating income	13.8%	10.1%

Other income (expense):
Interest expense	(0.7)%	(1.3)%
Loss on the disposal of property and equipment, net	(0.1)%	(1.4)%
Insurance proceeds, net	—	4.6%
Other	—	0.2%

Income from continuing operations before income tax expense	13.0%	12.2%

Income tax expense	4.0%	4.0%

Income from continuing operations	9.0%	8.2%
Discontinued operations, net of income tax benefit	—	—

Net income	9.0%	8.2%

First Quarter of Fiscal 2007 (13 Weeks) Compared to First Quarter of Fiscal 2006 (13 Weeks)

Restaurant Sales. Restaurant sales increased $16.6 million, or 27.0%, to $78.1 million in the first quarter of fiscal 2007 from $61.5 million in the first quarter of fiscal 2006. The increase was due to an additional $1.1 million in sales from comparable restaurants, $5.5 million in incremental sales from new company-owned restaurants that opened in 2006 or in the first quarter of 2007, as well as $10.0 million contributed by the previously franchised restaurants acquired during 2006. Company-owned comparable restaurant sales increased 1.9% from the first quarter of 2006. The growth consisted of an average check increase of 5.2% driven by non-entree increases in bar and lounge traffic, menu selection shifts, and year over year pricing of approximately 2.5%. This was partially offset by an entree reduction of 3.1% that was primarily due to the fiscal calendar shift of the seasonally high volume week of New Years moving to the fourth quarter of 2006.

Franchise Income. Franchise income increased $0.2 million, or 6.7%, to $3.2 million in the first quarter of fiscal 2007 from $3.0 million in the first quarter of fiscal 2006. The increase in franchise income was due to a $1.2 million increase in franchisee-owned restaurant sales from the franchisee-owned restaurants open throughout both periods, representing a comparable franchisee-owned restaurant sales growth of 2.5%, as well as the impact of seven new franchisee-owned restaurants that opened during fiscal 2006 and three new franchisee-owned restaurants that opened in the first quarter of fiscal 2007. These increases were partially offset by the acquisition of seven franchisee-owned restaurants by the Company and the closing of one franchise location in the third and fourth quarters of fiscal 2006.

Food and Beverage Costs. Food and beverage costs increased $5.7 million, or 28.9%, to $25.4 million in the first quarter of fiscal 2007 from $19.7 million in the first quarter of fiscal 2006. As a percentage of restaurant sales, food and beverage costs increased by 0.5% to 32.6% in the first quarter of fiscal 2007 from 32.1% in the first quarter of fiscal 2006. This increase in food and beverage costs as a percentage of restaurant sales was due to higher produce and dairy costs, partially offset by various sales mix initiatives, slightly favorable beef costs, and modest price increases.

Restaurant Operating Expenses. Restaurant operating expenses increased $7.6 million, or 28.4%, to $34.4 million in the first quarter of fiscal 2007 from $26.8 million in the first quarter of fiscal 2006. Restaurant operating expenses, as a percentage of restaurant sales, increased to 44.1% in the first quarter of fiscal 2007 from 43.6% in the first quarter of fiscal 2006. This increase in restaurant operating expenses as a percentage of restaurant sales was due to higher management education costs, credit card fees and property insurance.

Marketing and Advertising. Marketing and advertising expenses increased $0.8 million, or 53.3%, to $2.3 million in the first quarter of fiscal 2007 from $1.5 million in the first quarter of fiscal 2006. As a percentage of total revenues, marketing and advertising increased by 0.5% to 2.9% in the first quarter of fiscal 2007 from 2.4% in the first quarter of fiscal 2006. This percentage increase was primarily due to additional local restaurant advertising and to the timing of expenditures as the 2007 marketing plan is more evenly distributed throughout the fiscal year.

General and Administrative. General and administrative costs increased $1.6 million, or 32.0%, to $6.6 million in the first quarter of fiscal 2007 from $5.0 million in the first quarter of fiscal 2006. General and administrative costs, as a percentage of total revenues, increased by 0.3% to 8.0% in the first quarter of fiscal 2007 from 7.6% in the first quarter of fiscal 2006. This increase was primarily due to the recruitment and hiring of staff personnel in several functional areas in the second half of fiscal 2006 and the first quarter of 2007, additional costs associated with initiating and maintaining operations at the Company’s Heathrow headquarters, as well as higher Sarbanes-Oxley compliance costs and stock option compensation expense under FAS123R.

Depreciation and Amortization. Depreciation and amortization expense increased $0.9 million, or 45.0%, to $2.9 million in the first quarter of fiscal 2007 from $2.0 million in the first quarter of fiscal 2006. The increase was due primarily to the addition of new company-owned restaurants and seven acquired restaurants during 2006 through the first quarter of 2007 as well as investments at the Company’s existing company-owned restaurants and corporate headquarters.

Interest Expense. Interest expense increased $0.5 million, or 100.0%, to $1.0 million in the first quarter of fiscal 2007 from $0.5 million in the first quarter of fiscal 2006. This increase was primarily due to the additional borrowings for the seven acquired restaurants as well as higher interest rates on those borrowings.

Insurance Proceeds, net. During the first quarter of fiscal 2007, the Company recognized income of $3.7 million from insurance proceeds related to the Company’s business interruption losses and property losses in New Orleans and Metairie, Louisiana and Biloxi, Mississippi as a result of Hurricane Katrina. During the first quarter of 2007, the Company finalized its claim and does not expect any significant expenses or proceeds related to the Hurricane Katrina in the future.

Loss on the disposal of property and equipment, net. During the first quarter of fiscal 2007, in an effort to improve the suitability for lease of our former home office building in Metairie, Louisiana, the first level was returned to its original parking use from an enclosed office space. As a result, the company disposed of all improvements and assets related to this first level of the building totaling $645,000. Additionally, the Company elected to donate the New Orleans restaurant property to a non-profit organization and recorded a donation of $512,000.

Income Tax Expense. Income tax expense increased to $3.2 million in the first quarter of fiscal 2007 from $2.6 million in the first quarter of fiscal 2006. The increase was primarily due to an increase in income before income tax partially and an increase in the estimated annual effective tax rate of 32.3% from 30.0%.

Income from Continuing Operations. Income from continuing operations increased $0.9 million, or 15.3%, to $6.8 million in the first quarter of fiscal 2007 from $5.9 million in the first quarter of fiscal 2006.

Discontinued Operations, net of Income Tax Benefit. Discontinued operations resulted in a $14,000 expense in the first quarter of fiscal 2007 compared to a recovery of $11,000 in the first quarter of fiscal 2006. On June 25, 2006 the Company closed its Cleveland, Ohio restaurant whose lease term ended in September 2006. The Company determined that the closed restaurant should be accounted for as discontinued operations because the Company does not expect any further direct or indirect cash inflows from the discontinued restaurant as the restaurant has completely ceased operation. During August 2005, the Company entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorneys fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) the Company and the landlord adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with the landlord for the remaining term. This agreement resulted in a reduction of previously recorded rental liability. At April 1, 2007, the Company maintained a contingent lease liability of $0.2 million related to this property.

Liquidity and Capital Resources

The following table presents a summary of the Company’s net cash provided by (used in) operating, investing and financing activities:

	13 Weeks Ending
	March 26, 2006	April 1, 2007
	(unaudited)
Net cash provided by (used in):
Operating activities	$7,864	$3,362
Investing activities	(3,703)	(14,417)
Financing activities	(4,769)	12,664

Net increase (decrease) in cash and cash equivalents	$(608)	$1,609

The Company’s principal sources of cash during the first quarter of fiscal 2007 were cash provided by operations and proceeds of long-term financing. Principal uses of cash during the first quarter of fiscal 2007 included capital expenditures related to existing and in-process restaurants. The Company expects that its principal uses of cash in the future will be to finance capital expenditures and to service debt.

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

Net cash provided by operating activities was $3.4 million in the first quarter of fiscal 2007, compared to cash provided of $7.9 million in the first quarter of fiscal 2006. The decrease in net cash provided by operating activities was due primarily to a decrease in accounts payable and deferred revenues, partially offset by an increase in net income.

Net cash used in investing activities was $14.4 million in the first quarter of fiscal 2007, compared to $3.7 million in the first quarter of fiscal 2006. The increase resulted from capital expenditures associated with new restaurant construction and capital expenditures of existing restaurants.

Net cash provided by financing activities was $12.7 million in the first quarter of fiscal 2007, compared to $4.8 million used in the first quarter of fiscal 2006. This increase was due to $12.5 million of additional borrowings for the aforementioned capital expenditures associated with new restaurant construction.

Capital expenditures totaled $14.5 million in the first quarter of fiscal 2007, compared to $3.7 million in the first quarter of fiscal 2006. The increase was primarily due to expenditures associated with new restaurant construction. During the first quarter of fiscal 2007 the Company opened two new restaurants in Lake Mary and Naples, FL and opened a new restaurant in Anaheim, CA in April 2007.

The Company anticipates capital expenditures in the future will increase to the extent it opens additional company-owned restaurants and opportunistically acquires franchise-owned restaurants and related rights. See Note (9) in the Notes to Condensed Consolidated Statements regarding the anticipated franchise acquisition. The Company currently expects to open seven to eight company-owned restaurants in 2007. In 2007, the Company expects its capital expenditures to be approximately $58.0 million to $63.0 million, substantially all of which will relate to planned restaurant openings, maintenance capital, and possible acquisitions of franchisee-owned restaurants. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of the Company’s revolving credit facility, depending upon timing of expenditures.

Off-Balance Sheet Arrangements

As of April 1, 2007, the Company does not have any off-balance sheet arrangements as defined by the SEC.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 includes a summary of the critical accounting policies the Company believes are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the first quarter of fiscal 2007.

Recent Accounting Pronouncements For Future Application

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

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s new senior credit facilities, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At April 1, 2007, the Company had $80.5 million of variable rate debt of which $35.0 million has been converted to fixed rates through the use of interest rate swaps. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal 2007 of approximately $0.2 million.

The Company has interest rate swaps to manage its exposure on its debt facility. By using the interest rate swaps to manage exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the interest rate swap. When the fair value of an interest rate swap is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of an interest rate swap is negative, the Company owes the counterparty and, therefore, it does not possess credit risk.

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

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

There are no material changes to the Risk Factors included in the Company’s Form 10-K for the fiscal year ended December 31, 2006. The impact of the circumstances and events described in such Risk Factors could result in significant adverse effects on our financial position, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Asset Purchase Agreement, dated as of April 16, 2007, by and among Ruth’s Chris Steak House, Inc., RCSH Bellevue, L.L.C., a Washington Limited Liability Company, Steven Queyrouze, individually, Anne Queyrouze, as First Intervener, and Crescent City Investors, Inc., as Second Intervener.

10.2	Asset Purchase Agreement, dated as of April 16, 2007, by and among Ruth’s Chris Steak House, Inc., Bayou Investors Limited Liability Company, a Washington Limited Liability Company, Steven Queyrouze, individually, Anne Queyrouze, as First Intervener, and Crescent City Investors, Inc., as Second Intervener.

10.3	Asset Purchase Agreement, dated as of April 16, 2007, by and among Ruth’s Chris Steak House, Inc., New N.O. Crescent City Investors, L.L.C., a Washington Limited Company, Steven Queyrouze, individually, Anne Queyrouze, as First Intervener, and Crescent City Investors, Inc., as Second Intervener.

31.1	Rule 13a - 14(a) Certifications of Ruth’s Chris Steak House, Inc.’s Chief Executive Officer

31.2	Rule 13a - 14(a) Certifications of Ruth’s Chris Steak House, Inc.’s Chief Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUTH’S CHRIS STEAK HOUSE, INC.

By	/s/ Craig S. Miller
Craig S. Miller,
Chief Executive Officer and President
(Principal Executive Officer)

By	/s/ Thomas J. Pennison, Jr.
Thomas J. Pennison, Jr.,
Senior Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

May 9, 2007