Form 10-Q
period 2007-07-01
Ruths Chris Steak House, Inc.
filed 2007-08-02
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

The number of shares outstanding of the registrant’s common stock as of July 30, 2007 was 23,193,796.

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

PART 1 – FINANCIAL STATEMENTS

ITEM 1 – FINANCIAL STATEMENTS

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share and per share data)

	December 31, 2006	July 1, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,690	$1,770
Accounts receivable, less allowance for doubtful accounts 2006 - $116; 2007 - $161 (unaudited)	11,120	9,636
Inventory	6,453	6,437
Prepaid expenses and other	3,184	1,787
Deferred income taxes	906	906

Total current assets	26,353	20,536

Property and equipment, net of accumulated depreciation 2006 - $48,311; 2007 - $52,527 (unaudited)	105,092	115,881
Goodwill and other intangibles, net of accumulated amortization 2006 - $131; 2007 - $186 (unaudited)	67,188	67,133
Deferred income taxes	8,987	8,345
Other assets	2,100	3,038

Total assets	$209,720	$214,933

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$33,188	$21,055
Deferred revenue	24,676	19,491
Other current liabilities	1,440	1,678

Total current liabilities	59,304	42,224

Long-term debt	68,000	75,500
Deferred rent	14,007	15,636
Other liabilities	431	434

Total liabilities	141,742	133,794

Commitments and contingencies (Note 6)
Shareholders’ equity (deficit):
Common stock, par value $.01 per share; 100,000,000 shares authorized, 23,237,630 shares issued and outstanding at December 31, 2006 23,193,441 shares issued and outstanding at July 1, 2007	232	232
Additional paid-in capital	166,489	167,424
Accumulated deficit	(98,743)	(86,517)
Treasury stock, at cost; no shares at December 31, 2006 71,950 shares at July 1, 2007	—	—

Total shareholders’ equity	67,978	81,139

Total liabilities and shareholders’ equity	$209,720	$214,933

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements - Unaudited

(dollar amounts in thousands, except share and per share data)

	13 Weeks Ending		26 Weeks Ending
	June 25, 2006	July 1, 2007	June 25, 2006	July 1, 2007
Revenues:
Restaurant sales	$57,377	$73,646	$118,888	$151,781
Franchise income	3,045	2,904	6,072	6,077
Other operating income	127	1,885	248	2,075

Total revenues	60,549	78,435	125,208	159,933
Costs and expenses:
Food and beverage costs	17,966	23,402	37,713	48,839
Restaurant operating expenses	25,090	34,141	51,879	68,572
Marketing and advertising	2,096	2,174	3,639	4,496
General and administrative costs	5,777	5,647	10,763	12,208
Depreciation and amortization expenses	2,092	2,858	4,116	5,777
Pre-opening costs	43	1,147	456	2,516
Hurricane and relocation costs, net of insurance proceeds	(77)	40	72	(3,490)
Loss on the disposal of property and equipment, net	—	—	54	1,108

Operating income	7,562	9,026	16,516	19,907
Other income (expense):
Interest expense	(471)	(1,159)	(941)	(2,190)
Other	(14)	178	12	366

Income from continuing operations before income tax expense	7,077	8,045	15,587	18,083
Income tax expense	2,149	2,598	4,754	5,840

Income from continuing operations	4,928	5,447	10,833	12,243
Discontinued operations, net of income tax benefit	60	3	49	17

Net income available to common shareholders	$4,868	$5,444	$10,784	$12,226

Basic earnings per share:
Continuing operations	$0.21	$0.23	$0.47	$0.53
Discontinued operations	—	—	—	—

Basic earnings per share	$0.21	$0.23	$0.47	$0.53

Diluted earnings per share:
Continuing operations	$0.21	$0.23	$0.46	$0.52
Discontinued operations	—	—	—	—

Diluted earnings per share	$0.21	$0.23	$0.46	$0.52

Shares used in computing net income per common share:
Basic	23,154,533	23,188,748	23,132,089	23,206,657

Diluted	23,494,847	23,386,431	23,490,811	23,407,937

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Unaudited

(dollar amounts in thousands, except share and per share data)

	26 Weeks Ending
	June 25, 2006	July 1, 2007
Cash flows from operating activities:
Net income	$10,784	$12,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,116	5,777
Deferred income taxes	965	641
Non-cash interest expense	35	50
Loss on the disposal of property and equipment, net	54	1,108
Non-cash compensation expense	211	693
Changes in operating assets and liabilities:
Accounts receivables	5,844	1,484
Inventories	(203)	16
Prepaid expenses and other	693	1,397
Other assets	(284)	(988)
Accounts payable and accrued expenses	(3,233)	(9,714)
Deferred revenue	(2,045)	(5,185)
Deferred rent	(356)	1,629
Other liabilities	214	242

Net cash provided by operating activities	16,795	9,376

Cash flows from investing activities:
Acquisition of property and equipment	(6,676)	(20,091)
Proceeds on sale or disposition of fixed assets	—	53

Net cash used in investing activities	(6,676)	(20,038)

Cash flows from financing activities:
Principal repayments on long-term debt	(10,500)	(5,000)
Proceeds from long-term debt	—	12,500
Income tax benefits credited to equity upon exercise of stock options	497	163
Proceeds from exercise of stock options	109	79
Deferred financing costs	(128)	—

Net cash (used in) provided by financing activities	(10,022)	7,742

Net increase (decrease) in cash and cash equivalents	97	(2,920)
Cash and cash equivalents at beginning of period	8,985	4,690

Cash and cash equivalents at end of period	$9,082	$1,770

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$878	$2,286
Income taxes	2,282	4,620

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Statements

(dollar amounts in thousands, except share and per share data)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Chris Steak House, Inc. and its subsidiaries (together, the “Company”) as of July 1, 2007 and for the quarters and twenty-six week periods ended July 1, 2007 and June 25, 2006 have been prepared by the Company, pursuant to the rules and regulations of the SEC.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the fiscal quarters and twenty-six week periods ended July 1, 2007 and June 25, 2006 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The fiscal quarters ended July 1, 2007 and June 25, 2006 each contained 13 weeks and are referred to herein as the second quarter of fiscal 2007 and the second quarter of fiscal 2006, respectively. When combined, the first and second quarters of each fiscal year are referred to as the first twenty-six weeks of fiscal 2007 and the first twenty-six weeks of fiscal 2006, respectively.

Estimates – Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the period to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, and obligations related to workers’ compensation and medical insurance. Actual results could differ from those estimates.

Change in Accounting Estimate – During the second quarter of 2007, the Company evaluated the depreciable lives used for leasehold improvements and buildings. The Company determined that in order to better reflect the economic utilization of assets related to recent restaurant openings, the lives of certain leasehold improvements were extended from 10 to 15 years to 20 years. The lives of newly constructed or acquired buildings were extended from 15 to 20 years to lives that range 30 to 40 years. The change in estimate, effective as of April 2, 2007, was accounted for prospectively and in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). As a result, depreciation expense for the quarter ended July 1, 2007, which was offset by increases to straight-line rent expense and tenant allowance amortization, increased income from continuing operations by $206. Overall net income was increased by $139, net of income tax expense of $67, or approximately $0.01 per share, for the same period.

Reclassifications – Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported net income. Specifically, insurance proceeds related to the hurricane were reclassified and netted against hurricane related expenses within operating income versus being reported as non-operating income. Additionally, the net losses on the disposal of property and equipment were reclassified from other non-operating expense to operating income.

(2) Stock-Based Employee Compensation

As of July 1, 2007, the Company has the following share-based compensation plans:

2000 Stock Option Plan

The Company established a stock option plan which allows the Company’s Board of Directors to grant stock options to directors, officers, key employees and other key individuals performing services for the Company. The 2000 Stock Option Plan authorizes grants of options to purchase up to 1,765,981 shares of authorized but unissued common stock. The 2000 Stock Option Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to ten years from date of grant. Under the 2000 Stock Option Plan there are 307,216 shares of common stock issuable upon exercise of currently outstanding options at July 1, 2007 and 613,258 shares available for future grants. No future grants are expected to be made under the 2000 Stock Option Plan.

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

2005 Long-Term Equity Incentive Plan

In connection with the initial public offering, the Company adopted the Ruth’s Chris Steak House, Inc. 2005 Long-Term Equity Incentive Plan (the “2005 Equity Incentive Plan”), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2005 Equity Incentive Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Under the Company’s 2005 Equity Incentive Plan, there are 1,016,843 shares of common stock issuable upon exercise of currently outstanding options at July 1, 2007 and 1,338,162 shares available for future grants.

Total compensation expense recognized for the twenty-six weeks ended June 25, 2006 and July 1, 2007 was $211 and $693, respectively.

(3) Property and Equipment

Property and equipment are stated at cost. Expenditures for improvements and major remodels are capitalized, and minor replacement, maintenance, and repairs are charged to expense. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the noncancelable lease term and renewal periods that are reasonably assured, or the estimated useful life of the assets. The estimated useful lives for assets are as follows: Building and Building Improvements, 20 to 40 years; Equipment, 5 years; Furniture and Fixtures, 5 to 7 years; Computer Equipment, 3 to 5 years; Leasehold Improvements, 5 to 20 years. The Company determined that in order to better reflect the economic utilization of assets related to recent restaurant openings, the lives of certain leasehold improvements were extended from 10 to 15 years to 20 years. The lives of newly constructed or acquired buildings were extended from 15 to 20 years to lives that range 30 to 40 years. This change decreased depreciation expense by $407 during the period.

(4) Long-term Debt

Long-term debt consists of the following:

	December 31, 2006	July 1, 2007
		(unaudited)
Senior Credit Facility:
Revolving credit facility	$68,000	$75,500
Less current maturities	—	—

	$68,000	$75,500

As of July 1, 2007, the Company had an aggregate of $75.5 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 6.375%. The Company had approximately $21.9 million of borrowings available under its revolving credit facility, net of outstanding letters of credit of approximately $2.6 million. An additional $25.0 million is also available upon the Company’s request .The Company is required to maintain certain financial covenants and is also subject to restrictive covenants under its borrowings. The Company was in compliance with all such covenants at July 1, 2007. The Company’s obligations under the senior credit facility are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries.

(5) Earnings Per Share

Basic earnings per common share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the applicable period. For the fiscal quarter and twenty-six weeks ended July 1, 2007, options to purchase 188,500 shares of the Company’s common stock at a weighted average exercise price of $18.79 and $19.96 per share were not included in the calculation of weighted average shares for diluted earnings per share because their effects were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ending		26 Weeks Ending
	June 25, 2006	July 1, 2007	June 25, 2006	July 1, 2007
	(unaudited)		(unaudited)
Income available to common stockholders	$4,868	$5,444	$10,784	$12,226

Shares:
Weighted average number of common shares outstanding—basic	23,154,533	23,188,748	23,132,089	23,206,657
Dilutive stock options	340,314	197,683	358,722	201,280

Weighted-average number of common shares outstanding—diluted	23,494,847	23,386,431	23,490,811	23,407,937

Basic earnings per common share:
Continuing operations	$0.21	$0.23	$0.47	$0.53
Discontinued operations	—	—	—	—

Basic earnings per common share	$0.21	$0.23	$0.47	$0.53

Diluted earnings per common share:
Continuing operations	$0.21	$0.23	$0.46	$0.52
Discontinued operations	—	—	—	—

Diluted earnings per common share	$0.21	$0.23	$0.46	$0.52

(6) Commitments and Contingencies

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

On December 24, 2004, the Company closed its Manhattan-UN, New York restaurant operation, one of its two Ruth’s Chris Steak House locations in Manhattan, New York. Prior to and including 2004, the Company experienced operating losses at its Manhattan-UN, New York restaurant location, which leased the property on which it operated. During August 2005, the Company entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorney’s fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with landlord for the remaining term. This agreement resulted in a reduction of previously recorded rental liability. At July 1, 2007, the Company maintained a contingent lease liability of $0.2 million related to this property.

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

Discontinued operations consist of the following:

	13 Weeks Ending		26 Weeks Ending
	June 25, 2006	July 1, 2007	June 25, 2006	July 1, 2007
	(unaudited)		(unaudited)
Revenues	$804	$—	$1,569	$—
Income (loss) before income tax	$(101)	$(4)	$(98)	$(25)
Income (loss) from operations of discontinued restaurants, net of income tax benefit	$(60)	$(3)	$(49)	$(17)

(8) New Accounting Pronouncements Adopted

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

(9) Recent Accounting Pronouncements For Future Application

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. (“SFAS 157”) clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS 157 will have on the consolidated financial statements and expects the adoption of this standard will not have a material impact on its consolidated balance sheet, statements of income or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS 159 will have on the consolidated financial statements and expects the adoption of this standard will not have a material impact on its consolidated balance sheet, statements of income or cash flows.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

(10) Acquisition

On April 16, 2007, the Company announced that it had entered into a definitive agreement to acquire three franchised restaurants for a total of $13.25 million. The franchise purchase will establish a company-owned presence in Washington with restaurants in Bellevue and Seattle and in Oregon with a restaurant in Portland. The acquisition is expected to close in August 2007 and will be financed through borrowings under the Company’s revolving credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is an owner, operator and franchisor of upscale steakhouses. As of July 1, 2007, there were 107 Ruth’s Chris Steak House restaurants, of which 54 are company-owned and 53 are franchisee-owned, including ten international franchisee-owned restaurants in Mexico, Hong Kong, Taiwan and Canada.

The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, provides additional information about the Company’s business, operations and financial condition.

Hurricane and Relocation Costs, Net of Insurance Proceeds.

During the third quarter of fiscal 2005, the Company’s corporate office building in Metairie, Louisiana was damaged by Hurricane Katrina and the Company subsequently relocated its corporate offices to Heathrow, Florida. The Company’s restaurants in New Orleans and Metairie, Louisiana, were also damaged by the hurricane. The New Orleans restaurant has not reopened and the Metairie restaurant reopened in December, 2005. The Company had completed the construction and preopening activities for a new restaurant in Biloxi, Mississippi, that was also lost due to Hurricane Katrina. Related to these events, the Company incurred expenses of $0.5 million and $0.2 million in the first twenty-six weeks of fiscal 2006 and the first twenty-six weeks of fiscal 2007, respectively which includes severance and relocation payments to employees and insurance deductibles for the two New Orleans, Louisiana area restaurants; severance payments, insurance deductibles and preopening costs associated with the Biloxi, Mississippi location; and temporary living, relocation costs and other expenses for the Company’s relocation from Metairie, Louisiana to Heathrow, Florida. These expenses were offset by net insurance proceeds that were received of $0.4 million and $3.7 million in the first twenty six weeks of fiscal 2006 and the first twenty-six weeks of fiscal 2007, respectively. During the first quarter of fiscal 2007, the Company finalized its claim and does not expect any significant expenses or proceeds related to the Hurricane Katrina in the future.

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

	13 Weeks Ending		26 Weeks Ending
	June 25, 2006	July 1, 2007	June 25, 2006	July 1, 2007
Revenues:
Restaurant sales	94.8%	93.9%	95.0%	94.9%
Franchise income	5.0%	3.7%	4.8%	3.8%
Other operating income	0.2%	2.4%	0.2%	1.3%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	31.3%	31.8%	31.7%	32.2%
Restaurant operating expenses (percentage of restaurant sales)	43.7%	46.4%	43.6%	45.2%
Marketing and advertising	3.5%	2.8%	2.9%	2.8%
General and administrative costs	9.5%	7.2%	8.6%	7.6%
Depreciation and amortization expenses	3.5%	3.6%	3.3%	3.6%
Pre-opening costs	0.1%	1.5%	0.4%	1.6%
Hurricane and relocation costs, net of insurance proceeds	(0.1)%	0.1%	0.1%	(2.2)%
Loss on the disposal of property and equipment, net	—	—	—	0.7%

Operating income	12.5%	11.5%	13.2%	12.4%

Other income (expense):
Interest expense	(0.8)%	(1.5)%	(0.8)%	(1.4)%
Other	—	0.2%	—	0.2%

Income from continuing operations before income tax expense	11.7%	10.2%	12.4%	11.2%

Income tax expense	3.5%	3.3%	3.8%	3.7%

Income from continuing operations	8.2%	6.9%	8.6%	7.5%
Discontinued operations, net of income tax benefit	0.1%	—	—	—

Net income	8.1%	6.9%	8.6%	7.5%

Second Quarter of Fiscal 2007 (13 Weeks) Compared to Second Quarter of Fiscal 2006 (13 Weeks)

Restaurant Sales. Restaurant sales increased $16.2 million, or 28.2%, to $73.6 million in the second quarter of fiscal 2007 from $57.4 million in the second quarter of fiscal 2006. The increase was due to $6.1 million in incremental sales from new company-owned restaurants that opened in 2006 or in the first twenty-six weeks of 2007, as well as $10.4 million from the previously franchised restaurants acquired during 2006. On a fiscal basis, Company-owned comparable restaurant sales decreased 0.4% from the second quarter of 2006. This decrease was due to a reduction in entrees of 4.3%, which was due in part to the fiscal week and seasonality shift in fiscal 2007 due to the 53 week period in fiscal 2006. This was partially offset by an average check increase of 3.9% driven by non-entree increases in bar and lounge traffic, menu selection shifts, and year over year pricing of approximately 3.0%.

Franchise Income. Franchise income decreased $0.1 million, or 3.3%, to $2.9 million in the second quarter of fiscal 2007 from $3.0 million in the second quarter of fiscal 2006. The decrease in franchise income was due to the acquisition of seven franchisee-owned restaurants by the Company in the third and fourth quarters of fiscal 2006. This was partially offset by a $363,000 increase in franchisee-owned restaurant sales from the franchisee-owned restaurants open throughout both periods, representing a comparable franchisee-owned restaurant sales growth of 0.8%, as well as the impact of seven new franchisee-owned restaurants that opened during fiscal 2006 and three new franchisee-owned restaurants that opened in the first quarter of fiscal 2007.

Other Operating Income. Other operating income increased $1.8 million, to $1.9 million in the second quarter of fiscal 2007 from $0.1 million in the second quarter of fiscal 2006. This increase was due primarily to $1.8 million of gift card breakage during the quarter versus $48,000 in the prior year period. The Company recognizes gift card breakage for the remaining value of those cards that have not been redeemed within 18 months following the last date of card activity and when no third-party claim exists. As a result of the Company entering into an agreement with an unrelated third party during 2006 related to the Company’s gift card activity, future recognition of gift card breakage and related fee income will be greater than historical levels. Due to the seasonally high volume of gift cards that are purchased during October through December of each fiscal year, the second quarter will have the highest amount of gift card breakage recognition each fiscal year.

Food and Beverage Costs. Food and beverage costs increased $5.4 million, or 30.0%, to $23.4 million in the second quarter of fiscal 2007 from $18.0 million in the second quarter of fiscal 2006. As a percentage of restaurant sales, food and beverage costs increased by 0.5% to 31.8% in the second quarter of fiscal 2007 from 31.3% in the second quarter of fiscal 2006. This increase in food and beverage costs as a percentage of restaurant sales was due to higher produce and dairy costs, partially offset by various sales mix initiatives, slightly favorable beef costs, and modest price increases.

Restaurant Operating Expenses. Restaurant operating expenses increased $9.0 million, or 35.9%, to $34.1 million in the second quarter of fiscal 2007 from $25.1 million in the second quarter of fiscal 2006. Restaurant operating expenses, as a percentage of restaurant sales, increased to 46.4% in the second quarter of fiscal 2007 from 43.7% in the second quarter of fiscal 2006. This increase in restaurant operating expenses as a percentage of restaurant sales was due to higher management education costs, credit card fees and property insurance. Additionally, due to the opening of two new restaurants in the second quarter of fiscal 2007, some labor and operating expense inefficiencies were incurred. There were no new restaurant openings in the second quarter of fiscal 2006.

Marketing and Advertising. Marketing and advertising expenses increased $0.1 million, or 4.8%, to $2.2 million in the second quarter of fiscal 2007 from $2.1 million in the second quarter of fiscal 2006. As a percentage of total revenues, marketing and advertising decreased by 0.7% to 2.8% in the second quarter of fiscal 2007 from 3.5% in the second quarter of fiscal 2006. This percentage decrease was primarily due to the reduced utilization of television in select markets in the second quarter of fiscal 2007 versus the second quarter of fiscal 2006 and the timing of expenditures as the fiscal 2007 marketing plan is more evenly distributed throughout the fiscal year.

General and Administrative. General and administrative costs decreased $0.2 million, or 3.4%, to $5.6 million in the second quarter of fiscal 2007 from $5.8 million in the second quarter of fiscal 2006. This decrease resulted from reduced levels of incentive compensation earned and certain open positions during the period, and was partially offset by additional costs associated with initiating and maintaining operations at the Company’s Heathrow headquarters, as well as higher Sarbanes-Oxley compliance costs and stock option compensation expense under FAS123R. General and administrative costs, as a percentage of total revenues, decreased by 2.3% to 7.2% in the second quarter of fiscal 2007 from 9.5% in the second quarter of fiscal 2006 as a result of increased sales volume.

Depreciation and Amortization. Depreciation and amortization expense increased $0.8 million, or 38.1%, to $2.9 million in the second quarter of fiscal 2007 from $2.1 million in the second quarter of fiscal 2006. The increase was due primarily to the addition of new company-owned restaurants and seven acquired restaurants during 2006 through the second quarter of 2007 as well as investments at the Company’s existing company-owned restaurants and corporate headquarters. These increases were partially offset by a reduction in depreciation of $0.4 million from the extension of the depreciable lives of certain leasehold improvements and buildings.

Pre-opening Costs. Pre-opening costs totaled $1.1 million in the second quarter of fiscal 2007 versus $43,000 during the prior year period. This increase is due to the new restaurant openings that occurred during the second quarter of fiscal 2007 which included Anaheim, California and Biloxi, Mississippi. There were no new Company-owned restaurant openings in the second quarter of fiscal 2006.

Interest Expense. Interest expense increased $0.7 million, or 140.0%, to $1.2 million in the second quarter of fiscal 2007 from $0.5 million in the second quarter of fiscal 2006. This increase was primarily due to the additional borrowings for the seven acquired restaurants as well as higher interest rates on those borrowings.

Income Tax Expense. Income tax expense increased to $2.6 million in the second quarter of fiscal 2007 from $2.1 million in the second quarter of fiscal 2006. The increase was primarily due to an increase in income before income tax as well as an increase in the estimated annual effective tax rate to 32.3% from 30.4%.

Income from Continuing Operations. Income from continuing operations increased $0.5 million, or 10.2%, to $5.4 million in the second quarter of fiscal 2007 from $4.9 million in the second quarter of fiscal 2006.

Discontinued Operations, net of Income Tax Benefit. Discontinued operations decreased $57,000 to $3,000 in the second quarter of fiscal 2007 compared to $60,000 in the second quarter of fiscal 2006. This expense relates to former operations in Cleveland, Ohio and Manhattan, NY. On June 25, 2006 the Company closed its Cleveland, Ohio restaurant whose lease term ended in September 2006. The Company determined that the closed restaurant should be accounted for as discontinued operations because the Company does not expect any further direct or indirect cash inflows from the discontinued restaurant as the restaurant has completely ceased operation. During August 2005, the Company entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorneys fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) the Company and the landlord adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with the landlord for the remaining term. This agreement resulted in a reduction of previously recorded rental liability. At July 1, 2007, the Company maintained a contingent lease liability of $0.2 million related to this property.

First Twenty-Six Weeks of Fiscal 2007 Compared to First Twenty-Six Weeks of Fiscal 2006

Restaurant Sales. Restaurant sales increased $32.9 million, or 27.7%, to $151.8 million in the first twenty-six weeks of fiscal 2007 from $118.9 million in the first twenty-six weeks of fiscal 2006. The increase was due to an additional $0.6 million in sales from comparable restaurants, $11.9 million in incremental sales from new company-owned restaurants that opened in 2006 or in the first twenty-six weeks of 2007, as well as $20.4 million contributed by the previously franchised restaurants acquired during 2006. Company-owned comparable restaurant sales increased 0.5% from the first twenty-six weeks of 2006. The growth consisted of an average check increase of 4.0% driven by non-entree increases in bar and lounge traffic, menu selection shifts, and year over year pricing of approximately 3.0%. This was partially offset by an entree reduction of 3.8%, which is a result of the fiscal week and seasonality shift in fiscal 2007 due to the 53 week period in fiscal 2006.

Franchise Income. Franchise income was unchanged at $6.1 million for the first twenty-six weeks of fiscal 2007 compared to the first twenty-six weeks of fiscal 2006. Franchise income grew during the period as a result of a $1.6 million increase in franchisee-owned restaurant sales from the franchisee-owned restaurants open throughout both periods, representing a comparable franchisee-owned restaurant sales growth of 1.7%, as well as the impact of seven new franchisee-owned restaurants that opened during fiscal 2006 and three new franchisee-owned restaurants that opened in the first quarter of fiscal 2007. This growth was fully offset by the reduced franchise restaurant base due to the acquisition of seven franchisee-owned restaurants by the Company in the third and fourth quarters of fiscal 2006.

Other Operating Income. Other operating income increased $1.9 million to $2.1 million in the first twenty-six weeks of fiscal 2007 from $0.2 million in the first twenty-six weeks of fiscal 2006. This increase was due primarily to $2.0 million of gift card breakage during the first twenty-six weeks versus $0.1 million during the prior year period. The Company recognizes gift card breakage for the remaining value of those cards that have not been redeemed within 18 months following the last date of card activity and when no third-party claim exists. As a result of the Company entering into an agreement with an unrelated third party during 2006 related to the Company’s gift card activity, future recognition of gift card breakage and related fee income will be greater than historical levels. Due to the seasonally high volume of gift cards that are purchased during October through December of each fiscal year, the second quarter will have the highest amount of gift card breakage recognition each fiscal year.

Food and Beverage Costs. Food and beverage costs increased $11.1 million, or 29.4%, to $48.8 million in the first twenty-six weeks of fiscal 2007 from $37.7 million in the first twenty-six weeks of fiscal 2006. As a percentage of restaurant sales, food and beverage costs increased by 0.5% to 32.2% in the first twenty-six weeks of fiscal 2007 from 31.7% in the first twenty-six weeks of fiscal 2006. This increase in food and beverage costs as a percentage of restaurant sales was due to higher produce and dairy costs, partially offset by various sales mix initiatives, slightly favorable beef costs, and modest price increases.

Restaurant Operating Expenses. Restaurant operating expenses increased $16.7 million, or 32.2%, to $68.6 million in the first twenty-six weeks of fiscal 2007 from $51.9 million in the first twenty-six weeks of fiscal 2006. Restaurant operating expenses, as a percentage of restaurant sales, increased to 45.2% in the first twenty-six weeks of fiscal 2007 from 43.6% in the first twenty-six weeks of fiscal 2006. This increase in restaurant operating expenses as a percentage of restaurant sales was due to higher management education costs, credit card fees and property insurance. Additionally, due to the opening of four new restaurants in the first twenty-six weeks of fiscal 2007, some labor and operating expense inefficiencies were incurred. There was only one new restaurant opening in the first twenty-six weeks of fiscal 2006.

Marketing and Advertising. Marketing and advertising expenses increased $0.9 million, or 25.0%, to $4.5 million in the first twenty-six weeks of fiscal 2007 from $3.6 million in the first twenty-six weeks of fiscal 2006. As a percentage of total revenues, marketing and advertising decreased by 0.1% to 2.8% in the first twenty-six weeks of fiscal 2007 from 2.9% in the first twenty-six weeks of fiscal 2006. This percentage decrease was primarily due to the reduced utilization of television in select markets in the first twenty-six weeks of fiscal 2007 versus the first twenty-six weeks of fiscal 2006 and the timing of expenditures as the fiscal 2007 marketing plan is more evenly distributed throughout the fiscal year.

General and Administrative. General and administrative costs increased $1.4 million, or 13.0%, to $12.2 million in the first twenty-six weeks of fiscal 2007 from $10.8 million in the first twenty-six weeks of fiscal 2006. This increase was the result of additional costs associated with initiating and maintaining operations at the Company’s Heathrow headquarters, as well as higher Sarbanes-Oxley compliance costs and stock option compensation expense under FAS123R. This increase was partially offset by reduced levels of incentive compensation earned and certain open positions during the period. General and administrative costs, as a percentage of total revenues, decreased by 1.0% to 7.6% in the first twenty-six weeks of fiscal 2007 from 8.6% in the first twenty-six weeks of fiscal 2006.

Depreciation and Amortization. Depreciation and amortization expense increased $1.7 million, or 41.5%, to $5.8 million in the first twenty-six weeks of fiscal 2007 from $4.1 million in the first twenty-six weeks of fiscal 2006. The increase was due primarily to the addition of new company-owned restaurants and seven acquired restaurants during 2006 through the first quarter of 2007 as well as investments at the Company’s existing company-owned restaurants and corporate headquarters. These increases were partially offset by a reduction in depreciation of $0.4 million from the extension of the depreciable lives of certain leasehold improvements and buildings.

Pre-opening Costs. Pre-opening costs increased $2.0 million, or 400.0%, to $2.5 million in the first twenty-six weeks of fiscal 2007 from $0.5 million in the first twenty-six weeks of fiscal 2006. This increase is due to the new restaurant openings that occurred during the first twenty-six weeks of fiscal 2007 which included Lake Mary and Naples, Florida, Anaheim, California and Biloxi, Mississippi. There was only one new Company-owned restaurant opening in the first twenty-six weeks of fiscal 2006.

Hurricane and Relocation Costs, net of Insurance Proceeds. During the first twenty-six weeks of fiscal 2007, the Company recognized income of $3.7 million from insurance proceeds related to the Company’s business interruption losses and property losses in New Orleans and Metairie, Louisiana and Biloxi, Mississippi as a result of Hurricane Katrina. Costs related to the hurricane in the first twenty-six weeks of fiscal 2007 were $0.2 million. During the first quarter of 2007, the Company finalized its claim and does not expect any significant expenses or proceeds related to the Hurricane Katrina in the future.

Loss on the disposal of property and equipment, net. During the first twenty-six weeks of fiscal 2007, in an effort to improve the suitability for lease of our former home office building in Metairie, Louisiana, the first level was returned to its original parking use from an enclosed office space. As a result, the company disposed of all improvements and assets related to this first level of the building totaling $645,000. Additionally, the Company elected to donate the New Orleans restaurant property to a non-profit organization and recorded a donation of $512,000.

Interest Expense. Interest expense increased $1.3 million, or 144.0%, to $2.2 million in the first twenty-six weeks of fiscal 2007 from $0.9 million in the first twenty-six weeks of fiscal 2006. This increase was primarily due to the additional borrowings for the seven acquired restaurants as well as higher interest rates on those borrowings.

Income Tax Expense. Income tax expense increased to $5.8 million in the first twenty-six weeks of fiscal 2007 from $4.8 million in the first twenty-six weeks of fiscal 2006. The increase was primarily due to an increase in income before income tax and an increase in the estimated annual effective tax rate to 32.3% from 30.5%.

Income from Continuing Operations. Income from continuing operations increased $1.4 million, or 13.0%, to $12.2 million in the first twenty-six weeks of fiscal 2007 from $10.8 million in the first twenty-six weeks of fiscal 2006.

Discontinued Operations, net of Income Tax Benefit. Discontinued operations expense decreased $32,000 to $17,000 in the first twenty-six weeks of fiscal 2007 from $49,000 in the first twenty-six weeks of fiscal 2006. This expense relates to former operations in Cleveland, Ohio and Manhattan, NY. On June 25, 2006 the Company closed its Cleveland, Ohio restaurant whose lease term ended in September 2006. The Company determined that the closed restaurant should be accounted for as discontinued operations because the Company does not expect any further direct or indirect cash inflows from the discontinued restaurant as the restaurant has completely ceased operation. During August 2005, the Company entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorneys fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) the Company and the landlord adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with the landlord for the remaining term. This agreement resulted in a reduction of previously recorded rental liability. At July 1, 2007, the Company maintained a contingent lease liability of $0.2 million related to this property.

Liquidity and Capital Resources

The following table presents a summary of the Company’s net cash provided by (used in) operating, investing and financing activities:

	26 Weeks Ending
	June 25, 2006	July 1, 2007
	(unaudited)
Net cash provided by (used in):
Operating activities	$16,795	$9,376
Investing activities	(6,676)	(20,038)
Financing activities	(10,022)	7,742

Net increase (decrease) in cash and cash equivalents	$97	$(2,920)

The Company’s principal sources of cash during the first twenty-six weeks of fiscal 2007 were cash provided by operations and proceeds of long-term financing. Principal uses of cash during the twenty-six weeks of fiscal 2007 included capital expenditures related to existing and in-process restaurants. The Company expects that its principal uses of cash in the future will be to finance capital expenditures and to service debt.

The Company’s operations have not required significant working capital and, like many restaurant companies, it has been able to operate with negative working capital. Restaurant sales are primarily for cash or by credit card and restaurant operations do not require significant inventories or receivables. In addition, the Company receives trade credit for the purchase of food, beverage, and supplies, thereby reducing the need for incremental working capital to support growth.

Net cash provided by operating activities was $9.4 million in the first twenty-six weeks of fiscal 2007, compared to cash provided of $16.8 million in the first twenty-six weeks of fiscal 2006. The decrease in net cash provided by operating activities was due primarily to a decrease in accounts payable and deferred revenues, partially offset by an increase in net income.

Net cash used in investing activities was $20.0 million in the first twenty-six weeks of fiscal 2007, compared to $6.7 million in the first twenty-six weeks of fiscal 2006. The increase resulted from capital expenditures associated with new restaurant construction and capital expenditures of existing restaurants.

Net cash provided by financing activities was $7.7 million in the first twenty-six weeks of fiscal 2007, compared to $10.0 million used in the first twenty-six weeks of fiscal 2006. This increase was due to $12.5 million of additional borrowings for the aforementioned capital expenditures associated with new restaurant construction, of which $5.0 million was repaid in the second quarter of fiscal 2007.

Capital expenditures totaled $20.0 million in the first twenty-six weeks of fiscal 2007, compared to $6.7 million in the first twenty-six weeks of fiscal 2006. The increase was primarily due to expenditures associated with new restaurant construction. During the first twenty-six weeks of fiscal 2007 the Company opened four new restaurants in Lake Mary and Naples, Florida, Anaheim, California and Biloxi, Mississippi.

The Company anticipates capital expenditures in the future will increase to the extent it opens additional company-owned restaurants and opportunistically acquires franchise-owned restaurants and related rights. See Note (10) in the Notes to Condensed Consolidated Statements regarding the anticipated franchise acquisition. The Company currently expects to open seven to eight company-owned restaurants in 2007. In 2007, the Company expects its capital expenditures to be approximately $58.0 million to $63.0 million, substantially all of which will relate to planned restaurant openings, maintenance capital, and acquisitions of franchisee-owned restaurants. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of the Company’s revolving credit facility, depending upon timing of expenditures.

Off-Balance Sheet Arrangements

As of July 1, 2007, the Company does not have any off-balance sheet arrangements as defined by the SEC.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 includes a summary of the critical accounting policies the Company believes are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the first twenty-six weeks of fiscal 2007.

Recent Accounting Pronouncements For Future Application

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. (“SFAS 157”) clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS 157 will have on the consolidated financial statements and expects the adoption of this standard will not have a material impact on its consolidated balance sheet, statements of income or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS 159 will have on the consolidated financial statements and expects the adoption of this standard will not have a material impact on its consolidated balance sheet, statements of income or cash flows.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s senior credit facilities, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At July 1, 2007, the Company had $75.5 million of variable rate debt of which $35.0 million has been converted to fixed rates through the use of interest rate swaps. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal 2007 of approximately $0.4 million.

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

The Company held its Annual Meeting of Stockholders on May 10, 2007.

(1) The stockholders voted for the election of the following directors to serve on the Company’s board of directors until the next annual meeting and until their successors have been elected and qualified, or until their earlier death, resignation or retirement:

Director	Votes For	Votes Withheld
Craig S. Miller	21,916,425	603,380
Robin P. Selati	21,965,978	553,827
Carla R. Cooper	21,916,715	603,090
Bannus B. Hudson	21,912,931	606,874
Alan Vituli	21,912,449	607,356

There were no broker non-votes.

(2) The proposal to ratify KPMG LLP as the Company’s independent registered accounting firm for fiscal 2007 was approved by a vote of 22,214,451 for, 294,747 against and 10,606 abstentions. There were no broker non-votes.

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

August 2, 2007