Form 10-Q
period 2007-09-30
Ruths Chris Steak House, Inc.
filed 2007-11-06
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s common stock as of November 2, 2007 was 23,211,540.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1–	FINANCIAL STATEMENTS

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share and per share data)

	December 31, 2006	September 30, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,690	$1,413
Accounts receivable, less allowance for doubtful accounts 2006 - $116; 2007 - $184 (unaudited)	11,120	12,588
Inventory	6,453	6,712
Prepaid expenses and other	3,184	2,491
Deferred income taxes	906	887

Total current assets	26,353	24,091

Property and equipment, net of accumulated depreciation 2006 - $48,311; 2007 - $55,518 (unaudited)	105,092	128,643
Goodwill and other intangibles, net of accumulated amortization 2006 - $131; 2007 - $167 (unaudited)	67,188	78,438
Deferred income taxes	8,987	8,498
Other assets	2,100	3,127

Total assets	$209,720	$242,797

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$33,188	$27,340
Deferred revenue	24,676	18,742
Other current liabilities	1,440	1,485

Total current liabilities	59,304	47,567

Long-term debt	68,000	95,250
Deferred rent	14,007	15,934
Other liabilities	431	593

Total liabilities	141,742	159,344

Commitments and contingencies (Note 5)
Shareholders' equity (deficit):
Common stock, par value $.01 per share; 100,000,000 shares authorized, 23,237,630 shares issued and outstanding at December 31, 2006 23,210,488 shares issued and outstanding at September 30, 2007	232	233
Additional paid-in capital	166,489	167,957
Accumulated deficit	(98,743)	(84,737)
Treasury stock, at cost; no shares at December 31, 2006 71,950 shares at September 30, 2007	—	—

Total shareholders’ equity	67,978	83,453

Total liabilities and shareholders’ equity	$209,720	$242,797

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements - Unaudited

(dollar amounts in thousands, except share and per share data)

	13 Weeks Ending		39 Weeks Ending
	September 24, 2006	September 30, 2007	September 24, 2006	September 30, 2007
Revenues:
Restaurant sales	$55,452	$67,046	$174,340	$218,827
Franchise income	2,660	2,942	8,732	9,019
Other operating income	146	236	431	2,311

Total revenues	58,258	70,224	183,503	230,157
Costs and expenses:
Food and beverage costs	18,301	21,485	56,014	70,324
Restaurant operating expenses	26,828	33,601	78,707	102,173
Marketing and advertising	1,891	1,733	5,530	6,229
General and administrative costs	5,354	5,632	16,117	17,840
Depreciation and amortization expenses	2,202	3,035	6,318	8,812
Pre-opening costs	402	800	858	3,316
Hurricane and relocation costs, net of insurance proceeds	(874)	12	(802)	(3,478)
(Gain) loss on the disposal of property and equipment, net	(31)	—	23	1,108

Operating income	4,185	3,926	20,738	23,833
Other income (expense):
Interest expense	(730)	(1,497)	(1,671)	(3,688)
Other	6	202	(19)	568

Income from continuing operations before income tax expense	3,461	2,631	19,048	20,713
Income tax expense	1,108	850	5,862	6,690

Income from continuing operations	2,353	1,781	13,186	14,023
Discontinued operations, net of income tax benefit	22	1	71	17

Net income available to common shareholders	$2,331	$1,780	$13,115	$14,006

Basic earnings per share:
Continuing operations	$0.10	$0.08	$0.57	$0.60
Discontinued operations	—	—	—	—

Basic earnings per share	$0.10	$0.08	$0.57	$0.60

Diluted earnings per share:
Continuing operations	$0.10	$0.08	$0.56	$0.60
Discontinued operations	—	—	—	—

Diluted earnings per share	$0.10	$0.08	$0.56	$0.60

Shares used in computing net income per common share:
Basic	23,208,716	23,201,221	23,157,445	23,204,845

Diluted	23,439,470	23,390,296	23,431,704	23,401,981

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Unaudited

(dollar amounts in thousands)

	39 Weeks Ending
	September 24, 2006	September 30, 2007
Cash flows from operating activities:
Net income	$13,115	$14,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,318	8,812
Deferred income taxes	(1,011)	508
Non-cash interest expense	61	75
Loss on the disposal of property and equipment, net	53	1,108
Non-cash compensation expense	423	1,123
Changes in operating assets and liabilities:
Accounts receivables	(3,616)	(1,468)
Inventories	(350)	(26)
Prepaid expenses and other	291	693
Other assets	(471)	(914)
Accounts payable and accrued expenses	447	(5,846)
Deferred revenue	(2,710)	(5,934)
Deferred rent	2,650	1,972
Other liabilities	472	162

Net cash provided by operating activities	15,672	14,271

Cash flows from investing activities:
Purchase of property and equipment	(16,396)	(31,324)
Acquisition of franchises and millwork company	(35,037)	(13,684)
Proceeds on sale or disposition of fixed assets	—	53
Insurance proceeds related to hurricane damage	2,670	—

Net cash used in investing activities	(48,763)	(44,955)

Cash flows from financing activities:
Principal repayments on long-term debt	(13,500)	(5,000)
Proceeds from long-term debt	37,000	32,250
Income tax benefits credited to equity upon exercise of stock options	2,617	258
Proceeds from exercise of stock options	136	87
Deferred financing costs	(127)	(188)

Net cash provided by financing activities	26,126	27,407

Net decrease in cash and cash equivalents	(6,965)	(3,277)
Cash and cash equivalents at beginning of period	8,985	4,690

Cash and cash equivalents at end of period	$2,020	$1,413

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,745	$3,566
Income taxes	4,662	7,719

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(dollar amounts in thousands, except share and per share data)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Chris Steak House, Inc. and its subsidiaries (together, the “Company”) as of September 30, 2007 and for the fiscal quarters and thirty-nine week periods ended September 30, 2007 and September 24, 2006 have been prepared by the Company, pursuant to the rules and regulations of the SEC.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the fiscal quarters and thirty-nine week periods ended September 30, 2007 and September 24, 2006 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The fiscal quarters ended September 30, 2007 and September 24, 2006 each contained 13 weeks and are referred to herein as the third quarter of fiscal 2007 and the third quarter of fiscal 2006, respectively. When combined, the first, second and third quarters of each fiscal year are referred to as the first thirty-nine weeks of fiscal 2007 and the first thirty-nine weeks of fiscal 2006, respectively.

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

(2) Stock-Based Employee Compensation

As of September 30, 2007, the Company has the following share-based compensation plans:

2000 Stock Option Plan

The Company established a stock option plan which allows the Company’s Board of Directors to grant stock options to directors, officers, key employees and other key individuals performing services for the Company. The 2000 Stock Option Plan authorizes grants of options to purchase up to 1,765,981 shares of authorized but unissued common stock. The 2000 Stock Option Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to ten years from date of grant. Under the 2000 Stock Option Plan there are 239,525 shares of common stock issuable upon exercise of currently outstanding options at September 30, 2007 and 613,258 shares available for future grants. No future grants are expected to be made under the 2000 Stock Option Plan.

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

2005 Long-Term Equity Incentive Plan

In connection with the initial public offering, the Company adopted the Ruth’s Chris Steak House, Inc. 2005 Long-Term Equity Incentive Plan (the “2005 Equity Incentive Plan”), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2005 Equity Incentive Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. During the third quarter of fiscal 2007, the Company granted 208,841 stock options at an exercise price of $17.17 per share which was the fair market value of the stock on the date of the grant. Under the Company’s 2005 Equity Incentive Plan, there are 1,257,299 shares of common stock issuable upon exercise of currently outstanding options at September 30, 2007 and 1,097,706 shares available for future grants.

Total compensation expense recognized under these plans for the thirty-nine weeks ended September 24, 2006 and September 30, 2007 was $423 and $1,123, respectively.

(3) Long-term Debt

Long-term debt consists of the following:

	December 31, 2006	September 30, 2007
		(unaudited)
Senior Credit Facility:
Revolving credit facility	$68,000	$95,250
Less current maturities	—	—

	$68,000	$95,250

On August 7, 2007, the Company completed a second amendment to its senior credit facility to increase its availability under the facility to $150.0 million. The Company’s ability to request additional funding through the revolving credit facility also increased with this amendment to $50.0 million, for a total potential borrowing of $200.0 million. The amendment also provides that $50.0 million in proceeds may be utilized to repurchase the Company’s common stock, extends the maturity date of the outstanding principal from March 11, 2010 to August 7, 2012, and changes the maximum Consolidated Leverage Ratio in the financial covenants to 3.25:1.00. All other financial covenants, restrictive covenants and terms of the increased revolving credit facility remain unchanged.

On September 13, 2007, the Company entered into a three year interest rate swap to limit the variability of its interest payments. The notional amounts total $75.0 million through September 17, 2008, $50.0 million through September 17, 2009 and $25.0 million through its expiration on September 17, 2010 of the then outstanding debt under its senior credit facility. Previously, the Company had two interest rate swaps in place that have been terminated as a result of this new transaction. The Company does not use hedge accounting to account for this swap.

As of September 30, 2007, the Company had an aggregate of $95.3 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 6.6%. The Company had approximately $51.7 million of borrowings available under its revolving credit facility, net of outstanding letters of credit of approximately $3.0 million. An additional $50.0 million is also available upon the Company’s request. The Company is required to maintain certain financial covenants and is also subject to restrictive covenants under its borrowings. The Company was in compliance with all such covenants at September 30, 2007. The Company’s obligations under the senior credit facility are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries.

(4) Earnings Per Share

Basic earnings per common share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the applicable period. For the fiscal quarter ended and the thirty-nine weeks ended September 30, 2007, options to purchase 1,257,299 and 188,500 shares, respectively of the Company’s common stock at weighted average exercise prices of $16.52 and $18.82 per share, respectively were not included in the calculation of weighted average shares for diluted earnings per share because their effects were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ending		39 Weeks Ending
	September 24, 2006	September 30, 2007	September 24, 2006	September 30, 2007
	(unaudited)		(unaudited)
Income available to common stockholders	$2,331	$1,780	$13,115	$14,006

Shares:
Weighted average number of common shares outstanding - basic	23,208,716	23,201,221	23,157,445	23,204,845
Dilutive stock options	230,754	189,075	274,259	197,136

Weighted-average number of common shares outstanding - diluted	23,439,470	23,390,296	23,431,704	23,401,981

Basic earnings per common share:
Continuing operations	$0.10	$0.08	$0.57	$0.60
Discontinued operations	—	—	—	—

Basic earnings per common share	$0.10	$0.08	$0.57	$0.60

Diluted earnings per common share:
Continuing operations	$0.10	$0.08	$0.56	$0.60
Discontinued operations	—	—	—	—

Diluted earnings per common share	$0.10	$0.08	$0.56	$0.60

(5) Commitments and Contingencies

The Company is subject to various claims, possible legal actions, and other matters arising in the normal course of business. Management does not expect disposition of these other matters to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

On December 24, 2004, the Company closed its Manhattan-UN, New York restaurant operation, one of its two Ruth’s Chris Steak House locations in Manhattan, New York. Prior to and including 2004, the Company experienced operating losses at its Manhattan-UN, New York restaurant location, which leased the property on which it operated. During August 2005, the Company entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorney’s fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with landlord for the remaining term. During the third quarter of fiscal 2007, the Company was notified that the replacement tenant was placed in default by the landlord. As a result, the Company may be required to resume lease payments in respect of this property as soon as the third quarter of fiscal 2008, which payments will total $0.2 million in the aggregate per fiscal quarter through September 1, 2014. In the event that the Company becomes required to make these lease payments, it expects to sublease the property for the duration of the lease term in order to recover some or all of the amounts paid in respect of the lease. The Company may, however, be unable to find a sub-lessee for part or all of the remaining lease term. At September 30, 2007, the Company maintained a contingent lease liability of $0.2 million related to this property.

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

Discontinued operations consist of the following:

	13 Weeks Ending		39 Weeks Ending
	September 24, 2006	September 30, 2007	September 24, 2006	September 30, 2007
	(unaudited)		(unaudited)
Revenues	—	$—	$1,569	$—
Loss before income tax	$(33)	$(1)	$(131)	$(26)
Loss from operations of discontinued restaurants, net of income tax benefit	$(22)	$(1)	$(71)	$(17)

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

(9) Acquisitions

On September 10, 2007, the Company completed the acquisition of three previously franchised restaurants from Mr. Steven Queyrouze (the “Seller”) pursuant to the asset purchase agreements dated as of April 16, 2007. The acquired restaurants are located in Bellevue and Seattle, Washington; and Portland, Oregon. In connection with the acquisition, the Company acquired all of the Seller’s interests in the three aforementioned Ruth’s Chris Steak House restaurants for approximately $13.25 million in cash. The acquisition was financed with borrowings under the Company’s revolving credit facility.

The results of the operations of the three purchased franchises have been included in the Company’s consolidated income statement from the date of acquisition. The Company allocated the purchase price to the assets acquired in the acquisition at their estimated fair values with the remainder allocated to goodwill and other intangibles. The below table summarizes the allocation of proceeds paid to the seller as well as acquisition costs. Approximately $174 associated with legal and closing costs are included in goodwill and other intangibles. The preliminary allocation of the purchase price is summarized below.

Inventory	$232
Property, Plant and Equipment	1,965
Goodwill and other intangibles	11,227

Total assets acquired as of September 30, 2007	$13,424

On August 6, 2007, the Company completed the acquisition of Design Custom Millwork, Inc., a millwork company, pursuant to the asset purchase agreement dated as of July 24, 2007. All assets were purchased for approximately $260 in cash. The Company allocated the purchase price to the assets acquired in the acquisition at their estimated fair values with the remainder allocated to goodwill and other intangibles as follows: $139 to property, plant and equipment and $121 to goodwill and other intangibles.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is an owner, operator and franchisor of upscale steakhouses. As of September 30, 2007, there were 109 Ruth’s Chris Steak House restaurants, of which 57 are company-owned and 52 are franchisee-owned, including ten international franchisee-owned restaurants in Mexico, Hong Kong, Taiwan and Canada.

The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, provides additional information about the Company’s business, operations and financial condition.

Hurricane and Relocation Costs, Net of Insurance Proceeds.

During the third quarter of fiscal 2005, the Company’s corporate office building in Metairie, Louisiana was damaged by Hurricane Katrina and the Company subsequently relocated its corporate offices to Heathrow, Florida. The Company’s restaurants in New Orleans and Metairie, Louisiana, were also damaged by the hurricane. The New Orleans restaurant has not reopened and the Metairie restaurant reopened in December, 2005. The Company had completed the construction and preopening activities for a new restaurant in Biloxi, Mississippi, that was also lost due to Hurricane Katrina. Related to these events, the Company incurred expenses of $0.6 million and $0.2 million in the first thirty-nine weeks of fiscal 2006 and the first thirty-nine weeks of fiscal 2007, respectively which includes severance and relocation payments to employees and insurance deductibles for the two New Orleans, Louisiana area restaurants; severance payments; and temporary living, relocation costs and other expenses for the Company’s relocation from Metairie, Louisiana to Heathrow, Florida. These expenses were offset by net insurance proceeds that were received of $1.4 million and $3.7 million in the first thirty-nine weeks of fiscal 2006 and the first thirty-nine weeks of fiscal 2007, respectively. During the first quarter of fiscal 2007, the Company finalized its claim and does not expect any significant expenses or proceeds related to the Hurricane Katrina in the future.

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

	13 Weeks Ending		39 Weeks Ending
	September 24, 2006	September 30, 2007	September 24, 2006	September 30, 2007
Revenues:
Restaurant sales	95.2%	95.5%	95.0%	95.1%
Franchise income	4.6%	4.2%	4.8%	3.9%
Other operating income	0.2%	0.3%	0.2%	1.0%

Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	33.0%	32.0%	32.1%	32.1%
Restaurant operating expenses (percentage of restaurant sales)	48.4%	50.1%	45.1%	46.7%
Marketing and advertising	3.2%	2.5%	3.0%	2.7%
General and administrative costs	9.2%	8.0%	8.8%	7.8%
Depreciation and amortization expenses	3.8%	4.3%	3.4%	3.8%
Pre-opening costs	0.7%	1.1%	0.5%	1.4%
Hurricane and relocation costs, net of insurance proceeds	(1.5)%	—	(0.4)%	(1.5)%
(Gain) loss on the disposal of property and equipment, net	(0.1)%	—	—	0.5%

Operating income	7.2%	5.6%	11.3%	10.4%
Other income (expense):
Interest expense	(1.3)%	(2.1)%	(0.9)%	(1.6)%
Other	—	0.3%	—	0.2%

Income from continuing operations before income tax expense	5.9%	3.8%	10.4%	9.0%

Income tax expense	1.9%	1.2%	3.2%	2.9%

Income from continuing operations	4.0%	2.6%	7.2%	6.1%
Discontinued operations, net of income tax benefit	—	—	—	—

Net income	4.0%	2.6%	7.2%	6.1%

Third Quarter of Fiscal 2007 (13 Weeks) Compared to Third Quarter of Fiscal 2006 (13 Weeks)

Restaurant Sales. Restaurant sales increased $11.5 million, or 20.7%, to $67.0 million in the third quarter of fiscal 2007 from $55.5 million in the third quarter of fiscal 2006. The increase was due to $6.0 million in incremental sales from new company-owned restaurants that opened in 2006 or in the first thirty-nine weeks of 2007, as well as $5.8 million from the previously franchised restaurants acquired during 2006. These increases were partially offset by a $0.3 million, or 0.4%, decrease in sales from comparable restaurants open throughout both periods. This decrease was due to a reduction in entrees of 3.6%, which was partially offset by an average check increase of 3.2% driven by non-entree increases in bar and lounge traffic, menu selection shifts, and year over year pricing of approximately 1.9%.

Franchise Income. Franchise income increased $0.2 million, or 7.4%, to $2.9 million in the third quarter of fiscal 2007 from $2.7 million in the third quarter of fiscal 2006. The increase is primarily due to the impact of nine new franchisee-owned restaurants open year over year and was partially offset by the acquisition of seven franchise-owned restaurants during 2006 and three franchisee-owned restaurants by the Company in the third quarter of fiscal 2007.

Other Operating Income. Other operating income increased $0.1 million, to $0.2 million in the third quarter of fiscal 2007 from $0.1 million in the third quarter of fiscal 2006. This increase was due primarily to $109,000 of net gift card breakage during the quarter versus a net gift card breakage loss of $3,000 in the prior year period. The Company recognizes gift card breakage for the remaining value of those cards that have not been redeemed within 18 months following the last date of card activity and when no third-party claim exists.

Food and Beverage Costs. Food and beverage costs increased $3.2 million, or 17.5%, to $21.5 million in the third quarter of fiscal 2007 from $18.3 million in the third quarter of fiscal 2006. As a percentage of restaurant sales, food and beverage costs decreased by 1.0% to 32.0% in the third quarter of fiscal 2007 from 33.0% in the third quarter of fiscal 2006. This decrease in food and beverage costs as a percentage of restaurant sales was due to various sales mix initiatives, favorable beef costs and modest price increases, partially offset by higher produce and dairy costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $6.8 million, or 25.4%, to $33.6 million in the third quarter of fiscal 2007 from $26.8 million in the third quarter of fiscal 2006. Restaurant operating expenses, as a percentage of restaurant sales, increased to 50.1% in the third quarter of fiscal 2007 from 48.4% in the third quarter of fiscal 2006. The increase in restaurant operating expenses as a percentage of restaurant sales was due to higher management and occupancy expenses related to new restaurant activity as well as higher health care costs.

Marketing and Advertising. Marketing and advertising expenses decreased $0.2 million, or 10.5%, to $1.7 million in the third quarter of fiscal 2007 from $1.9 million in the third quarter of fiscal 2006. As a percentage of total revenues, marketing and advertising decreased by 0.7% to 2.5% in the third quarter of fiscal 2007 from 3.2% in the third quarter of fiscal 2006. This percentage decrease was primarily due to the reduced utilization of television and local radio in select markets in the third quarter of fiscal 2007 versus the third quarter of fiscal 2006 and the timing of expenditures as the fiscal 2007 marketing plan is more evenly distributed throughout the fiscal year.

General and Administrative. General and administrative costs increased $0.2 million, or 3.7%, to $5.6 million in the third quarter of fiscal 2007 from $5.4 million in the third quarter of fiscal 2006. This increase resulted from increased franchise support and development costs, as well as increased stock option compensation expense under FAS123R. These increases are partially offset by reduced levels of incentive compensation. General and administrative costs as a percentage of total revenues, decreased by 1.2% to 8.0% in the third quarter of fiscal 2007 from 9.2% in the third quarter of fiscal 2006 as a result of increased sales volume.

Depreciation and Amortization. Depreciation and amortization expense increased $0.8 million, or 36.4%, to $3.0 million in the third quarter of fiscal 2007 from $2.2 million in the third quarter of fiscal 2006. The increase was due primarily to the addition of new company-owned restaurants and acquired restaurants during 2006 through the third quarter of 2007 as well as investments at the Company’s existing company-owned restaurants and corporate headquarters.

Pre-opening Costs. Pre-opening costs totaled $0.8 million in the third quarter of fiscal 2007 versus $0.4 million in the third quarter of fiscal 2006. These costs relate to new restaurant openings planned for the fourth quarter of fiscal 2007.

Hurricane and Relocation Costs, net of Insurance Proceeds. During the prior year fiscal quarter, the Company recognized income of $0.9 million from net insurance proceeds related to the Company’s business interruption losses and property losses in New Orleans and Metairie, Louisiana and Biloxi, Mississippi as a result of Hurricane Katrina.

Interest Expense Interest expense increased $0.8 million, or 114.3%, to $1.5 million in the third quarter of fiscal 2007 from $0.7 million in the third quarter of fiscal 2006. This increase was primarily due to the additional borrowings related to the 2006 and 2007 acquired restaurants as well as higher interest rates on those borrowings.

Income Tax Expense. Income tax expense decreased $0.2 million, or 18.2%, to $0.9 million in the third quarter of fiscal 2007 from $1.1 million in the third quarter of fiscal 2006. The decrease was primarily due to a decrease in income before income tax, partially offset by an increase in the estimated annual effective tax rate to 32.3% from 32.0%.

Income from Continuing Operations. Income from continuing operations decreased $0.6 million, or 25.0%, to $1.8 million in the third quarter of fiscal 2007 from $2.4 million in the third quarter of fiscal 2006.

Discontinued Operations, net of Income Tax Benefit. Discontinued operations decreased $21,000 to $1,000 in the third quarter of fiscal 2007 compared to $22,000 in the third quarter of fiscal 2006. This expense relates to former operations in Cleveland, Ohio and Manhattan, NY. On June 25, 2006 the Company closed its Cleveland, Ohio restaurant whose lease term ended in September 2006. The Company determined that the closed restaurant should be accounted for as discontinued operations because the Company does not expect any further direct or indirect cash inflows from the discontinued restaurant as the restaurant has completely ceased operation. During August 2005, the Company entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorneys fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) the Company and the landlord adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with the landlord for the remaining term. During the third quarter of fiscal 2007, the Company was notified that the replacement tenant was placed in default by the landlord. As a result, the Company may be required to resume lease payments in respect of this property as soon as the third quarter of fiscal 2008, which payments will total $0.2 million in the aggregate per fiscal quarter through September 1, 2014. In the event that the Company becomes required to make these lease payments, it expects to sublease the property for the duration of the lease term in order to recover some or all of the amounts paid in respect of the lease. The Company may, however, be unable to find a sub-lessee for part or all of the remaining lease term. At September 30, 2007, the Company maintained a contingent lease liability of $0.2 million related to this property.

First Thirty-Nine Weeks of Fiscal 2007 Compared to First Thirty-Nine Weeks of Fiscal 2006

Restaurant Sales. Restaurant sales increased $44.5 million, or 25.5%, to $218.8 million in the first thirty-nine weeks of fiscal 2007 from $174.3 million in the first thirty-nine weeks of fiscal 2006. The increase was due to $16.8 million in incremental sales from new company-owned restaurants that opened in 2006 and in the first thirty-nine weeks of 2007, $26.2 million contributed by previously franchised restaurants acquired during 2006 and 2007 and $1.5 million in sales from comparable restaurants open throughout both periods representing comparable restaurant sales growth of 0.9%. The growth consisted of an average check increase of 4.0% driven by non-entree increases in bar and lounge traffic, menu selection shifts, and year over year pricing of approximately 2.2% and was partially offset by an entree reduction of 3.1%.

Franchise Income. Franchise income increased $0.3 million, or 3.4%, to $9.0 million in the first thirty-nine weeks of fiscal 2007 from $8.7 million in the first thirty-nine weeks of fiscal 2006. Franchise income grew during the period as a result of a 0.7% increase in sales from franchisee-owned restaurants open throughout both periods, as well as the impact of seven new franchisee-owned restaurants that opened during fiscal 2006 and five new franchisee-owned restaurants that opened during the first thirty-nine weeks of fiscal 2007. This growth was partially offset by the reduced franchise restaurant base due to the Company’s acquisition of seven franchisee-owned restaurants in the third and fourth quarters of fiscal 2006 and three franchisee-owned restaurants in the third quarter of fiscal 2007.

Other Operating Income. Other operating income increased $1.9 million to $2.3 million in the first thirty-nine weeks of fiscal 2007 from $0.4 million in the first thirty-nine weeks of fiscal 2006. This increase was due primarily to $1.9 million of net gift card breakage during the first thirty-nine weeks versus a net gift card breakage loss of $39,000 during the prior year period. The Company recognizes gift card breakage for the remaining value of those cards that have not been redeemed within 18 months following the last date of card activity and when no third-party claim exists.

Food and Beverage Costs. Food and beverage costs increased $14.3 million, or 25.5%, to $70.3 million in the first thirty-nine weeks of fiscal 2007 from $56.0 million in the first thirty-nine weeks of fiscal 2006. As a percentage of restaurant sales, food and beverage costs remained unchanged at 32.1%. Increases in produce and dairy costs were fully offset by various sales mix initiatives, slightly favorable beef costs, and modest price increases.

Restaurant Operating Expenses. Restaurant operating expenses increased $23.5 million, or 29.9%, to $102.2 million in the first thirty-nine weeks of fiscal 2007 from $78.7 million in the first thirty-nine weeks of fiscal 2006. Restaurant operating expenses, as a percentage of restaurant sales, increased to 46.7% in the first thirty-nine weeks of fiscal 2007 from 45.1% in the first thirty-nine weeks of fiscal 2006. This increase in restaurant operating expenses as a percentage of restaurant sales was due to higher management education costs, higher health care costs, and higher occupancy expenses at newer restaurants. Additionally, due to the opening of four new restaurants in the first thirty-nine weeks of fiscal 2007 and the preparation for restaurant openings in the fourth quarter of fiscal 2007, some labor and operating expense inefficiencies were incurred. There was only one new restaurant opening in the first thirty-nine weeks of fiscal 2006.

Marketing and Advertising. Marketing and advertising expenses increased $0.7 million, or 12.7%, to $6.2 million in the first thirty-nine weeks of fiscal 2007 from $5.5 million in the first thirty-nine weeks of fiscal 2006. As a percentage of total revenues, marketing and advertising decreased by 0.3% to 2.7% in the first thirty-nine weeks of fiscal 2007 from 3.0% in the first thirty-nine weeks of fiscal 2006. This percentage decrease was primarily due to the reduced utilization of television and local radio in select markets in the first thirty-nine weeks of fiscal 2007 versus the first thirty-nine weeks of fiscal 2006 and the timing of expenditures as the fiscal 2007 marketing plan is more evenly distributed throughout the fiscal year.

General and Administrative. General and administrative costs increased $1.7 million, or 10.6%, to $17.8 million in the first thirty-nine weeks of fiscal 2007 from $16.1 million in the first thirty-nine weeks of fiscal 2006. This increase resulted from increased franchise support and development costs as well as increased stock option compensation expense under FAS123R. These increases were partially offset by reduced levels of incentive compensation earned and certain open positions during the period. General and administrative costs as a percentage of total revenues, decreased by 1.0% to 7.8% in the first thirty-nine weeks of fiscal 2007 from 8.8% in the first thirty-nine weeks of fiscal 2006 as a result of increased sales volume.

Depreciation and Amortization. Depreciation and amortization expense increased $2.5 million, or 39.7%, to $8.8 million in the first thirty-nine weeks of fiscal 2007 from $6.3 million in the first thirty-nine weeks of fiscal 2006. The increase was due primarily to the addition of new company-owned restaurants and acquired restaurants during 2006 through the third quarter of 2007 as well as investments at the Company’s existing company-owned restaurants and corporate headquarters.

Pre-opening Costs. Pre-opening costs increased $2.4 million, or 266.7%, to $3.3 million in the first thirty-nine weeks of fiscal 2007 from $0.9 million in the first thirty-nine weeks of fiscal 2006. This increase is due to the new restaurant openings that occurred during the first thirty-nine weeks of fiscal 2007 which included Lake Mary and Naples, Florida, Anaheim, California and Biloxi, Mississippi as well as the new restaurant openings that will occur in the beginning of the fourth quarter of fiscal 2007. There was only one new Company-owned restaurant opening in the first thirty-nine weeks of fiscal 2006.

Hurricane and Relocation Costs, net of Insurance Proceeds. During the first thirty-nine weeks of fiscal 2007, the Company recognized income of $3.7 million from insurance proceeds related to the Company’s business interruption losses and property losses in New Orleans and Metairie, Louisiana and Biloxi, Mississippi as a result of Hurricane Katrina. Costs related to the hurricane in the first thirty-nine weeks of fiscal 2007 were $0.2 million. During the first quarter of 2007, the Company finalized its claim and does not expect any significant expenses or proceeds related to the Hurricane Katrina in the future.

Loss on the disposal of property and equipment, net. During the first thirty-nine weeks of fiscal 2007, in an effort to improve the suitability for lease of our former home office building in Metairie, Louisiana, the first level was returned to its original parking use from an enclosed office space. As a result, the company disposed of all improvements and assets related to this first level of the building totaling $645,000. Additionally, the Company elected to donate the New Orleans restaurant property to a non-profit organization and recorded a donation of $512,000.

Interest Expense. Interest expense increased $2.0 million, or 117.6%, to $3.7 million in the first thirty-nine weeks of fiscal 2007 from $1.7 million in the first thirty-nine weeks of fiscal 2006. This increase was primarily due to the additional borrowings related to the 2006 and 2007 acquired restaurants as well as higher interest rates on those borrowings.

Income Tax Expense. Income tax expense increased $0.8 million, or 13.6%, to $6.7 million in the first thirty-nine weeks of fiscal 2007 from $5.9 million in the first thirty-nine weeks of fiscal 2006. The increase was primarily due to an increase in income before income tax and an increase in the estimated annual effective tax rate to 32.3% from 30.8%.

Income from Continuing Operations. Income from continuing operations increased $0.8 million, or 6.1%, to $14.0 million in the first thirty-nine weeks of fiscal 2007 from $13.2 million in the first thirty-nine weeks of fiscal 2006.

Discontinued Operations, net of Income Tax Benefit. Discontinued operations expense decreased $54,000 to $17,000 in the first thirty-nine weeks of fiscal 2007 from $71,000 in the first thirty-nine weeks of fiscal 2006. This expense relates to former operations in Cleveland, Ohio and Manhattan, NY. On June 25, 2006 the Company closed its Cleveland, Ohio restaurant whose lease term ended in September 2006. The Company determined that the closed restaurant should be accounted for as discontinued operations because the Company does not expect any further direct or indirect cash inflows from the discontinued restaurant as the restaurant has completely ceased operation. During August 2005, the Company entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorneys fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) the Company and the landlord adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with the landlord for the remaining term. During the third quarter of fiscal 2007, the Company was notified that the replacement tenant was placed in default by the landlord. As a result, the Company may be required to resume lease payments in respect of this property as soon as the third quarter of fiscal 2008, which payments will total $0.2 million in the aggregate per fiscal quarter through September 1, 2014. In the event that the Company becomes required to make these lease payments, it expects to sublease the property for the duration of the lease term in order to recover some or all of the amounts paid in respect of the lease. The Company may, however, be unable to find a sub-lessee for part or all of the remaining lease term. At September 30, 2007, the Company maintained a contingent lease liability of $0.2 million related to this property.

Liquidity and Capital Resources

The following table presents a summary of the Company’s net cash provided by (used in) operating, investing and financing activities:

	39 Weeks Ending
	September 24, 2006	September 30, 2007
	(unaudited)
Net cash provided by (used in):
Operating activities	$15,672	$14,271
Investing activities	(48,763)	(44,955)
Financing activities	26,126	27,407

Net increase (decrease) in cash and cash equivalents	$(6,965)	$(3,277)

The Company’s principal sources of cash during the first thirty-nine weeks of fiscal 2007 were cash provided by operations and proceeds of long-term financing. Principal uses of cash during the thirty-nine weeks of fiscal 2007 included capital expenditures related to existing and in-process restaurants and the acquisition of three previously franchisee-owned restaurants. The Company expects that its principal uses of cash in the future will be to finance capital expenditures and to service debt.

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

Net cash provided by operating activities was $14.3 million in the first thirty-nine weeks of fiscal 2007, compared to cash provided of $15.7 million in the first thirty-nine weeks of fiscal 2006. The decrease in net cash provided by operating activities was due primarily to a decrease in accounts payable and deferred revenues, partially offset by an increase in net income.

Net cash used in investing activities was $45.0 million in the first thirty-nine weeks of fiscal 2007, compared to $48.8 million in the first thirty-nine weeks of fiscal 2006. The decrease resulted primarily from the acquisition of five previously franchisee-owned restaurants in the first thirty-nine weeks of 2006 versus three in the first thirty-nine weeks of 2007.

Net cash provided by financing activities was $27.4 million in the first thirty-nine weeks of fiscal 2007, compared to $26.1 million used in the first thirty-nine weeks of fiscal 2006. This increase was due to $32.3 million of additional borrowings for the aforementioned capital expenditures associated with new restaurant construction and the purchase of the three previously franchisee-owned restaurants, of which $5.0 million was repaid in the second quarter of fiscal 2007.

Capital expenditures, excluding acquisitions, totaled $31.3 million in the first thirty-nine weeks of fiscal 2007, compared to $16.4 million in the first thirty-nine weeks of fiscal 2006. The increase was primarily due to expenditures associated with new restaurant construction. During the first thirty-nine weeks of fiscal 2007 the Company opened four new restaurants in Lake Mary and Naples, Florida, Anaheim, California and Biloxi, Mississippi.

The Company anticipates capital expenditures in the future will increase to the extent it opens additional company-owned restaurants and opportunistically acquires franchise-owned restaurants and related rights. See Note (9) in the Notes to Condensed Consolidated Statements regarding the completed franchise acquisition. The Company currently expects to open seven company-owned restaurants in 2007 and expects its capital expenditures to be approximately $58.0 million to $63.0 million, substantially all of which will relate to planned restaurant openings, maintenance capital, and acquisitions of franchisee-owned restaurants. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of the Company’s revolving credit facility, depending upon timing of expenditures.

Off-Balance Sheet Arrangements

As of September 30, 2007, the Company does not have any off-balance sheet arrangements as defined by the SEC in Section 13(j) of the Securities Exchange Act of 1934.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 includes a summary of the critical accounting policies the Company believes are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the first thirty-nine weeks of fiscal 2007.

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

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s senior credit facilities, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At September 30, 2007, the Company had $95.3 million of variable rate debt of which $75.0 million has been converted to fixed rates through the use of an interest rate swap. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal 2007 of approximately $0.2 million.

The Company has an interest rate swap to manage its exposure on its debt facility. By using the interest rate swap to manage exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the interest rate swap. When the fair value of an interest rate swap is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of an interest rate swap is negative, the Company owes the counterparty and, therefore, it does not possess credit risk.

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

November 6, 2007