Form 10-K
period 2007-12-30
Ruths Chris Steak House, Inc.
filed 2008-03-12
CIK 1324272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 1, 2007, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant was approximately $307,270,300.

The number of shares outstanding of the registrant’s common stock as of March 10, 2008, was 24,267,580.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 22, 2008, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

1

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the materials incorporated by reference herein contain “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: changes in economic conditions and general trends; changes in consumer preferences or discretionary spending; the effect of competition in the restaurant industry; the Company’s ability to achieve and manage its planned expansion; the Company’s ability to integrate the restaurants acquired in the Mitchell’s acquisition; the Company’s ability to execute its business strategy effectively; health concerns about beef or other food products; reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; the Company’s ability to achieve market acceptance, particularly in new markets; harmful actions taken by the Company’s franchisees; the Company’s ability to protect its name and logo and other proprietary information; the impact of litigation; and the loss of key management personnel. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, please see Item 1A. “Risk Factors” in this Annual Report on Form 10-K as well as the Company’s other filings with the Securities and Exchange Commission (the “SEC”), all of which are available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Annual Report on Form 10-K to reflect events or circumstances after the date hereof. Stockholders and other security holders or buyers of the Company’s securities or its other creditors should not assume that material events subsequent to the date of this report have not occurred.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s Chris,” “we,” “us” or “our” or similar words are to Ruth’s Chris Steak House, Inc., and its wholly owned subsidiaries. Ruth’s Chris Steak House, Inc. is a Delaware corporation, and was originally founded in 1965.

2

PART I

Item 1.	BUSINESS

Our Company

The Company believes that it is the largest upscale steakhouse company in the United States, based on total company- and franchisee-owned restaurants as published in the Technomic, Inc. 2007 Top 100 U.S. Chain Reference Guide. The Ruth’s Chris menu features a broad selection of high-quality USDA Prime grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling” and topped with seasoned butter—complemented by other traditional menu items inspired by its New Orleans heritage. The Company’s Ruth’s Chris restaurants reflect its more than 40-year commitment to the core values instilled by its founder, Ruth Fertel, of caring for guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere. The Company believes that Ruth’s Chris is currently one of the strongest brands in fine dining.

The Company’s restaurants cater to families and special occasion diners, in addition to the business clientele traditionally served by upscale steakhouses, by providing a dining experience designed to appeal to a wide range of guests. The Company believes its focus on creating this broad appeal provides it with opportunities to expand into a wide range of markets, including many markets not traditionally served by upscale steakhouses.

The Company’s Ruth’s Chris restaurant offer USDA Prime grade steaks that are aged and prepared to exacting company standards and cooked in 1,800-degree broilers. The Company also offers veal, lamb, poultry and seafood dishes, and a broad selection of appetizers, including New Orleans-style barbequed shrimp, mushrooms stuffed with crabmeat, shrimp remoulade, Louisiana seafood gumbo, onion soup au gratin, crabtini and seven salad variations. The Company complements its distinctive food offerings with an award-winning core wine list, featuring bottles priced between $28 and $2,000 and many selections offered by the glass.

As of December 30, 2007, there were 118 Ruth’s Chris restaurants, of which 61 were company-owned and 57 were franchisee-owned, including twelve international franchisee-owned restaurants in Mexico, China (Hong Kong), Taiwan, Japan and Canada.

On February 19, 2008, the Company acquired all of the operating assets and intellectual property of Columbus, Ohio based Mitchell’s Fish Market, which operates 19 restaurants operating under the names Mitchell’s Fish Market and Columbus Fish Market, and Cameron’s Steakhouse, which operates three restaurants operating under the names Cameron’s Steakhouse and Mitchell’s Steakhouse from Cameron Mitchell Restaurants, LLC (CMR).

Our History

The Company was founded in 1965 when Ruth Fertel mortgaged her home for $22,000 to purchase the “Chris Steak House,” a 60-seat restaurant located near the New Orleans Fair Grounds racetrack. After a fire destroyed the original restaurant, Ruth relocated her restaurant to a new 160-seat facility nearby. As the terms of the original purchase prevented the use of the “Chris Steak House” name at a new location, Ruth added her name to that of the original restaurant—thus creating the “Ruth’s Chris Steak House” brand. The Company’s expansion began in 1972, when Ruth opened a second restaurant in Metairie, a suburb of New Orleans. In 1976, the first franchisee-owned Ruth’s Chris Steak House opened in Baton Rouge, Louisiana. In July 1999, affiliates of Madison Dearborn Partners LLC (“Madison Dearborn”) and certain unaffiliated investors acquired all of the Company’s outstanding capital stock. On May 19, 2005, the Company reincorporated in Delaware by merging Ruth’s Chris Steak House, Inc., a Louisiana corporation, into a newly formed Delaware subsidiary. In August 2005, the Company and certain selling shareholders completed an initial public offering of the Company’s common stock, which is currently listed on the Nasdaq Global Select Market.

Our Strengths

The Company believes that the key strengths of its business model are the following:

Premier Upscale Steakhouse Brand

The Company believes that Ruth’s Chris is currently one of the strongest brands in the fine dining segment of the restaurant industry. The Company’s Ruth’s Chris restaurants continue to receive numerous awards at the local and national level. Many continue to be ranked best steakhouse by local publications in the areas in which they operate. In addition, the Company has been recognized for its award-winning core wine list, for which 72 of its restaurants received “Awards of Excellence” from Wine Spectator magazine in 2007.

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

Attractive Unit Economics

The Company believes that it has successfully operated restaurants in a wide range of markets and achieved attractive rates of return on invested capital. The Company believes that this historical success provides it with negotiating leverage during the initial phase of new restaurant construction, and has permitted it to open new restaurants at what it believes to be favorable levels of investment. The strength of the Ruth’s Chris brand has allowed the Company to generate high unit volumes within one to two years of opening in new markets. The Company’s 13 newest company-owned Ruth’s Chris restaurants that opened in 2005, 2006 and 2007 generated average unit volumes in excess of $5.3 million (on an annualized basis of 52 weeks) in fiscal 2007, compared to average unit volumes of approximately $5.6 million in fiscal 2007 for those restaurants, excluding acquired locations, in its existing Ruth’s Chris company-owned restaurant base which have been open for at least fifteen months.

Experienced, Committed Management Team

The members of the Company’s senior management team average nearly 20 years of restaurant industry experience. Craig S. Miller, its President, Chief Executive Officer and Chairman of the Board, has over 40 years of industry experience, including periods as the head of publicly traded restaurant corporations, most notably as President and Chief Executive Officer of Uno Restaurant Corporation. Mr. Miller served as Chairman of the National Restaurant Association, the leading business association for the restaurant industry, from May 2005 to May 2006. The Company’s management team has a meaningful equity ownership stake in the Company and is committed to growing its business by building on the core strengths of its business model. As of December 30, 2007, the Company’s management team collectively owned, through restricted stock and options subject to vesting, approximately 10.2% of the Company’s common stock on a fully diluted basis.

Our Strategy

The Company believes there are significant opportunities to grow its business, strengthen its competitive position and enhance its brand through the continued implementation of the following strategies:

Improve Profitability

The Company intends to improve profitability by continuing to implement key operating initiatives. These operating initiatives include:

•	ensuring consistency of food quality through more streamlined preparation and presentation;

•	increasing emphasis on wine sales by providing wine education for employees;

•	enhancing brand awareness through increased marketing at the national, regional and local levels;

•	enhancing and/or developing innovative marketing programs, such as its website, www.ruthschris.com, Ruth’s Chris gift cards and a recognition program for frequent guests; and

•	improving guest traffic through increased focus on table utilization and efficiency, including enhancement of its online reservation and table management system.

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

Company-owned restaurants: The Company currently expects to open six to eight company-owned Ruth’s Chris restaurants per year in each of the next several years. The Company opened eight new Ruth’s Chris restaurants and acquired three Ruth’s Chris restaurants during fiscal 2007. The Company also has outstanding lease commitments for nine new Ruth’s Chris restaurant locations that are scheduled to open in fiscal 2008 and fiscal 2009 and continues to negotiate with potential lessors in several other locations in which the Company plans to open new restaurants.

Franchisee-owned restaurants: Ten new Ruth’s Chris franchisee-owned restaurants opened during fiscal 2007, and the Company expects six to eight new franchisee-owned Ruth’s Chris restaurants to open in each of the next several years. The Company’s franchise income, which consists of a 5% royalty fee on all sales from franchisee-owned restaurants and franchise fees, totaled $12.9 million and comprised approximately 4.1% of its total revenues in fiscal 2007.

Expand Relationships with New and Existing Franchisees

The Company intends to grow its franchising business by developing relationships with a limited number of new franchisees and by expanding the rights of existing franchisees to open new restaurants. The Company believes that building relationships with quality franchisees is a cost-effective way to strengthen the Ruth’s Chris brand and generate additional revenues. Franchisees opened twenty-one Ruth’s Chris restaurants from 1999 to the end of 2006 and the Company granted ten new franchisee rights during that period. In fiscal 2007, existing and new franchisees opened seven and three restaurants, respectively. During fiscal 2007, the Company also entered into two development agreements with new franchisees. Overall, there are 26 outstanding franchise locations to be built as of December 30, 2007. The Company intends to continue to focus on providing operational guidance to its franchisees, including the sharing of “best practices” from company-owned Ruth’s Chris restaurants.

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

The costs of opening a new Ruth’s Chris Steak House restaurant depend upon, among other things, the location and size of the site and the extent of any renovation required. While the Company generally leases its company-owned restaurant sites, the Company owns the land and building for seven restaurants. The Company’s future plans include both leasing and owning restaurant locations, depending upon which alternative provides the highest return on capital. For leased restaurants, the Company currently targets an average cash investment of approximately $2.5 million to $4.5 million per restaurant, net of tenant allowances but including pre-opening expenses.

The Company’s designers use standard styles in its restaurant interiors, although each location is tailored to reflect local tastes and preferences. The Company’s restaurants typically consist of an enhanced bar area and public seating, as well as most of the Company’s restaurants also have dining rooms that are available for private dining functions.

Menu

The Ruth’s Chris menu features a broad selection of high-quality USDA Prime grade steaks and other premium offerings served in Ruth’s Chris signature fashion—”sizzling” and topped with seasoned butter—complemented by other traditional menu items inspired by its New Orleans heritage. USDA Prime is a meat grade label, which refers to the evenly distributed marbling that enhances the flavor of the steak. The Ruth’s Chris menu also includes premium quality lamb chops, veal chops, fish, chicken and lobster. Steak and seafood combinations and a vegetable platter are also available at selected restaurants. Dinner entrees are generally priced from $19.95 to $45.95. While Ruth’s Chris is predominantly open dinner hours only, four select locations open for lunch five days a week and an additional eleven locations open for lunch one day per week. The lunch menu offers entrees generally ranging in price from $12.95 to $33.95 and the Ruth’s Chris core menu is similar at all of its restaurants. The Company occasionally introduces new items such as specials that allow it to give its guests additional choices while taking advantage of fresh sourcing and advantageous cost opportunities.

The Company’s Ruth’s Chris restaurants offer eleven to thirteen standard appetizer items, including New Orleans-style barbequed shrimp, mushrooms stuffed with crabmeat, shrimp remoulade, Louisiana seafood gumbo, onion soup au gratin, crabtini, as well as seven different salads. They also offer eight to ten types of potatoes and eight to twelve types of vegetables as side dishes ranging in price from $6.95 to $9.50. For dessert, creme brulee, bread pudding with whiskey sauce, chocolate sin cake, fresh seasonal berries with sweet cream sauce and other selections are available for $6.95 to $9.95 each.

The Company’s core wine list features bottles typically ranging in price from $28 to $2,000. Individual restaurants supplement their 250-bottle core wine list with a minimum of 50 additional selections that reflect local market tastes. Most of the Company’s Ruth’s Chris restaurants also offer approximately 30 to 40 wines-by-the-glass and numerous beers, liquors and alcoholic dessert drinks. Bottled wines account for approximately 70% of total wine sales.

Purchasing

The Company’s ability to maintain consistent quality throughout its Ruth’s Chris restaurants depends in part upon its ability to acquire food and other supplies from reliable sources in accordance with its specifications. Purchasing at the restaurant level is directed primarily by the executive chef, who is trained in the Company’s purchasing philosophy and specifications, and who works with its regional and corporate managers to ensure consistent sourcing of meat, fish, produce and other supplies. Each of the Company’s restaurants also has an in-store beverage manager who is responsible for purchasing wines based on guest preferences, market availability and menu content and works directly with the Company’s Vice President of Beverage to ensure quality and price efficiency.

During fiscal 2007 the Company purchased more than 82% of the beef it used in its company-owned Ruth’s Chris restaurants from one vendor, New City Packing Company, Inc., with which it has no long-term contractual arrangement. In addition, the Company has a long-term distribution arrangement with a national food and restaurant supply distributor, Commissary Operations, Inc., which purchases products for the Company from various suppliers and through which 42 of its company-owned restaurants receive a significant portion of their food supplies.

Restaurant Operations and Management (Ruth’s Chris Steak House)

The Company’s Chief Operating Officer has primary responsibility for managing its company-owned restaurants and participates in analyzing restaurant-level performance and strategic planning. The Company has eight regional vice presidents that oversee restaurant operations at six to eight company-owned restaurants and two regional vice presidents that have oversight responsibility for franchise-owned restaurants.

The Company’s typical company-owned restaurant employs five managers, including a general manager, two front-of-the-house managers, an executive chef and a sous chef. The Company’s company-owned restaurants also typically have approximately 70 hourly employees. The general manager of each restaurant has primary accountability for ensuring compliance with the Company’s operating standards. The front-of-the-house managers assist the general manager in the day-to-day operations of the restaurant and are directly responsible for the supervision of the bar, host, server, runner and service assistant personnel. The executive chef supervises and coordinates all back-of-the-house operations, including ensuring that its quality standards are being met and maintaining a safe, efficient and productive work environment.

The Company believes that the compensation it pays its managers and employees is comparable to that provided by other fine dining steakhouses, and because many of its restaurants are open during dinner hours only, it pays many of its employees hourly wages that exceed those of many of its competitors. The Company offers participation to eligible employees in its health and other benefit plans, including medical, dental, vision and 401(k) with matching. The Company believes that its compensation and benefits policies allow it to attract quality personnel and retain them at turnover rates considerably lower than those generally experienced by full service restaurants.

Quality Control

The Company strives to maintain quality and consistency in its company-owned Ruth’s Chris restaurants through careful training and supervision of personnel and standards established for food and beverage preparation, maintenance of facilities and conduct of personnel. The primary goal of the Company’s training and supervision programs is to encourage its employees to display the characteristics of its brand and values that distinguish it from its competitors. Restaurant managers in its company-owned restaurants must complete a training program that is typically seven weeks long, during which they are instructed in multiple areas of restaurant management, including food quality and preparation, guest service, alcoholic beverage service, liquor regulation compliance and employee relations. Restaurant managers also receive operations manuals relating to food and beverage preparation and restaurant operations. The Company instructs chefs and assistants on safety, sanitation, housekeeping, repair and maintenance, product and service specifications, ordering and receiving food products and quality assurance. General managers and certified coaches provide all other employee training at the restaurants. The Company requires that all restaurant-level employees be certified by the Company in order to be able to demonstrate knowledge of its systems, standards and operating philosophy.

On a daily basis at our Ruth’s Chris restaurants, the executive chef, together with the restaurant managers, oversees a line check system of quality control and must complete a quality assurance checklist verifying the flavor, presentation and proper temperature of the food and beverages. The Company retains outside consultants to perform quality assessments not less than four times per year of the front-of-the-house operations of company-owned and franchisee-owned restaurants. During these assessments, unidentified two-person teams dine in its restaurants and evaluate food quality, customer service and general restaurant operations through alternating weekday and weekend visits. The consultants complete a standard checklist and provide us with a written critique. Outside consultants are also utilized to perform random visits to all company- and franchisee-owned restaurants throughout the year to perform health inspections that are above and beyond local health inspections. In addition, the Company’s regional vice presidents perform system-wide quality assessments of all aspects of restaurant operations, with a focus on back-of-the-house functions, on a regular basis.

Mitchell’s Fish Market

On February 19, 2008, the Company acquired 19 Mitchell’s Fish Market restaurants, located in the Midwest, Northeast, Florida and Connecticut, and three Cameron’s Steakhouse restaurants located in Columbus, Ohio and Birmingham, Michigan.

Mitchell’s Fish Market is an award-winning, upscale, yet comfortable, seafood restaurant and bar recognized for its high quality food, contemporary dining atmosphere, and excellent service. Mitchell’s Fish Market is committed to fresh seafood and all of its seafood is flown in daily. Although the menu changes frequently based on availability and season, it includes more than 80 seafood choices, including fish from all over the world. The current average check is $22 at lunch and $39 at dinner. The Cameron’s Steakhouses are a sophisticated 21st century update of the upscale American steakhouse.

The Company believes that Mitchell’s is an innovative concept that is compatible with Ruth’s Chris. Its focus on upscale casual restaurants with a sophisticated yet comfortable atmosphere and emphasis on fresh seafood is a wonderful complement to our own brand. The Company believes that Mitchell’s Fish Market shares many characteristics of the Ruth’s Chris model, including strong unit economics, broad guest appeal, a focus on banquet sales, and a robust bar business.

Marketing and Promotions

The goals of the Company’s marketing efforts are to increase comparable restaurant sales by attracting new guests, increase the frequency of visits by current guests, improve brand recognition in new markets or markets where it intends to open a restaurant and to communicate the overall uniqueness, value and quality exemplified by the Ruth’s Chris brand. The Company uses multiple media channels to accomplish these goals and complements its national advertising with targeted local media such as outdoor and airport directional posters and tourist publications.

Advertising

In fiscal 2007, the Company spent $8.4 million, or 2.6% of its revenues, in total advertising expenditures compared to $8.3 million in fiscal 2006. Of its total advertising expenditures in fiscal 2007, $6.1 million, or 72%, was spent on local media and events, compared to $5.0 million, or 60%, spent locally in fiscal 2006. This local media and events spending was split between tourist, entertainment and business magazines, outdoor billboards and airport dioramas, radio, internet media and community events such as golf tournaments, arts gatherings and charitable organizations. Direct mail was utilized to highlight specific market incentives. In fiscal 2007, the Company spent approximately $2.3 million, or 28% of total advertising expenditures, on national media, consisting primarily of national radio, national newspapers (USA Today) and online initiatives. In fiscal 2006, the Company spent $3.3 million, or 40% of its total advertising expenditures, on national media.

In fiscal 2007, the Company enhanced its online marketing efforts with online advertisements and banner ads placed on highly visited sites. The Company also utilized sponsored searches through such media as Google,

Ask.com and Yahoo. The Company also used local online advertising for sites targeted to company and franchise geographic locations. The Company’s online strategy also included an increased emphasis on targeted emails with special offers and announcements as well as a promotional e-certificate to its email marketing database. Communication also included seasonal specials, holiday offers, and personalized birthday and anniversary invitations.

The Company’s current advertising campaign is integrated into all marketing communications including radio, print and outdoor advertisement. In addition, the Company uses its website, www.ruthschris.com to help increase brand identity and facilitate online reservations and gift card sales. Many of the Company’s locations also schedule events to strengthen community ties and increase local market presence. The Company’s franchisees also conduct their own local advertising campaigns. The Company will continue the existing advertising for its Mitchell’s restaurants and will review potential enhanced strategies in the future.

Gift Cards

The Company sells Ruth’s Chris gift cards at its restaurants, through its toll-free reservation system and on its website. Ruth’s Chris patrons frequently purchase gift cards for holidays, including Christmas, Hanukkah, Valentine’s Day, Mothers’ Day and Fathers’ Day, and other special occasions such as birthdays, graduations and anniversaries. These gift cards are popular as holiday gifts and among business professionals celebrating promotions. In fiscal 2007, system-wide gift card sales were approximately $36.4 million. Ruth’s Chris gift cards are redeemable at both company- and franchise-owned Ruth’s Chris restaurants.

Franchise Program and Relationship

The Company’s 57 franchise-owned Ruth’s Chris restaurants are owned by 23 franchisees with the three largest franchisees owning six, six and five restaurants, respectively. Currently, the Company has open agreements with franchisees for an aggregate of 26 additional Ruth’s Chris restaurants. Prior to 2004, each franchisee entered into a ten-year franchise agreement with three ten-year renewal options for each restaurant. Each agreement grants the franchisee territorial protection, with the option to develop a certain number of restaurants in their territory. The Company’s franchise agreements generally include termination clauses in the event of nonperformance by the franchisee and non-compete clauses if the agreement is terminated. To date, only two franchisees have had the Company’s franchise agreement terminated or a restaurant closed as a result of nonperformance.

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

Under the Company’s franchise program, each franchise arrangement consists of a development agreement and a separate franchise agreement for each restaurant. The Company’s new form of development agreement grants exclusive rights to a franchisee to develop a minimum number of restaurants in a defined area, typically during a five-year period. Individual franchise agreements govern the operation of each restaurant opened and have a 20-year term with two renewal options each for additional 10-year terms if certain conditions are met. The Company’s new form of franchise agreement requires franchisees to pay a 5% royalty on gross revenues plus up to a 1% advertising fee applied to national advertising expenditures. Under the Company’s prior form of franchise agreement, franchisees pay a 5% royalty on gross revenues, of which the Company has applied 1% to national advertising.

Under the Company’s form of development agreement, and unless agreed otherwise, the Company collects a $50,000 development fee for each restaurant the franchisee has rights to develop. Under the Company’s new form of the franchise agreement, it collects up to $100,000 of the franchise fee at the time of executing the franchise agreement for each restaurant. To date, the Company has used its form of agreement with eleven new franchisees (three of whom are located outside of the United States) and three existing franchisees.

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

The Company currently does not have any plans to franchise Mitchell’s Fish Market or Cameron’s Steakhouse restaurants.

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

Service Marks

The Company has registered the main service marks “Ruth’s Chris” and its “Ruth’s Chris Steak House, U.S. Prime & Design” logo, as well as other service marks used by its restaurants with the United States Patent and Trademark Office and in the foreign countries in which its restaurants operate. The Company has also registered in other foreign countries on anticipation of new store openings within those countries. The Company is not aware of any infringing uses that could materially affect its business. The Company believes that its service marks are valuable to the operation of its restaurants and are important to its marketing strategy.

As part of the Mitchell’s acquisition, which was completed on February 19, 2008, we acquired the federally registered service mark “Mitchell’s Fish Market” and the common law service marks “Mitchell’s Steakhouse”, “Cameron’s Steakhouse”, “Columbus Fish Market” and “Cameron’s Steakhouse” together with any and all other trade names, common law trade and service marks, state registered trade and service marks, and trade dress owned or used by the seller in connection with the steakhouse and seafood restaurants so acquired.

Seasonality

The Company’s business is subject to seasonal fluctuations. Historically, the percentage of its annual revenues earned during the first and fourth fiscal quarters have been higher due, in part, to increased restaurant sales during the year-end holiday season.

Employees

As of December 30, 2007, the Company employed 4,693 persons, of whom 464 were salaried and 4,229 were hourly personnel, who were employed in the positions set forth in the table below. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes that it has good relations with its employees.

Functional Area	Number of Employees
Senior Officers / Corporate VPs / Operations VPs	34
General Managers	60
Managers	163
Regional Corporate Chefs / Executive Chefs	64
Sous Chefs	57
Non-salaried restaurant staff	4,224
Corporate salaried	85
Corporate non-salaried	6

Total number of employees	4,693

Executive Officers of the Registrant

Certain information regarding our executive officers is provided below:

Name	Age	Position
Craig S. Miller	58	President, Chief Executive Officer and Chairman of the Board
Geoffrey D. K. Stiles	54	Executive Vice President, Operations and Chief Operating Officer
David L. Cattell	58	Senior Vice President, Chief Development Officer
Sarah C. Jackson	49	Senior Vice President, Human Resources
Damon M. Liever	53	Senior Vice President, Marketing
Thomas E. O’Keefe	47	Senior Vice President, General Counsel and Secretary
Thomas J. Pennison, Jr	40	Senior Vice President, Chief Financial Officer and Assistant Secretary

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

Damon M. Liever has served as the Company’s Senior Vice President and Chief Marketing Officer since July 2007. From July 1999 to July 2007, Mr. Liever progressed from the Senior Vice President of Marketing for Wood Dining Services, to the President of the Retail Brand Group of Sodexho USA, when Sodexho USA acquired Wood Dining in January 2002. Prior to that, Mr. Liever held senior leadership positions in marketing with Uno Restaurant Corporation, Black-eyed Pea Restaurants, Taco Bell, Inc. and Frito-Lay, Inc.

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

Thomas J. Pennison, Jr. has served as the Company’s Senior Vice President, Chief Financial Officer and Secretary since November 2005. From April 2004 to November 2005, Mr. Pennison served as Vice President, Finance and Chief Financial Officer, and from February 1998 to April 2004, Mr. Pennison served as Vice President, Finance. From October 1996 to January 1998, Mr. Pennison served as the Director of Finance. Prior to joining the Company, from April 1994 to October 1996, Mr. Pennison served as Assistant Corporate Controller of Casino Magic Corp., with primary responsibilities for corporate finance and SEC reporting. From January 1991 to April 1994, Mr. Pennison was at the public accounting firm KPMG LLP. Mr. Pennison relinquished his position as Secretary effective December 2006 and assumed the position of Assistant Secretary for the Company. In December 2007, Mr. Pennison announced that he will be leaving the Company to pursue other business and personal interests.

Government Regulation

The Company is subject to extensive federal, state and local government regulation, including regulations relating to public health and safety, zoning and fire codes and the sale of alcoholic beverages and food. The Company maintains the necessary restaurant, alcoholic beverage and retail licenses, permits and approvals. The development and construction of additional restaurants will also be subject to compliance with applicable zoning, land use and environmental laws. Federal and state laws govern the Company’s relationship with its employees, including laws relating to minimum wage requirements, overtime, tips, tip credits and working conditions. A significant number of the Company’s hourly employees are paid at rates related to the federal or state minimum wage.

The offer and sale of franchises is subject to regulation by the U.S. Federal Trade Commission (“FTC”) and many states. The FTC requires that the Company furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states also regulate the sale of franchises and require state registration of franchise offerings and the delivery of a franchise offering circular to prospective franchisees. The Company’s noncompliance could result in governmental enforcement actions seeking a civil or criminal penalty, rescission of a franchise, and loss of its ability to offer and sell franchises in a state, or a private lawsuit seeking rescission, damages and legal fees.

Competition

The restaurant business is highly competitive and highly fragmented, and the number, size and strength of the Company’s competitors vary widely by region. The Company believes that restaurant competition is based on, among other things, quality of food products, customer service, reputation, restaurant location, name recognition and price. The Company’s restaurants compete with a number of fine dining steakhouses and upscale seafood restaurants within their markets, both locally owned restaurants and restaurants within regional or national chains. The principal fine dining steakhouses with which the Company competes are Fleming’s, The Capital Grille, Smith & Wollensky, The Palm, Del Frisco’s and Morton’s of Chicago. The principal upscale seafood restaurants with which the Company competes are McCormick & Schmick’s. Legal Seafood, Bonefish Grill and The Oceanaire Seafood Room. Many of the Company’s competitors are better established in certain of its existing markets and/or markets into which it intends to expand.

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

A significant deterioration in economic conditions in any of the Company’s markets would reduce guest traffic or require its affected restaurants to lower their prices, either of which would reduce the Company’s total revenues and operating income. For example, the Company’s total revenues fell 4.9% and 0.1% in fiscal 2001 and fiscal 2002, respectively, which were years of declining discretionary consumer spending in the United States due in part to the September 11, 2001 attacks. In addition, we cannot predict the length or severity of the current economic downturn. Comparable company-owned restaurant sales decreased 1.0% in fiscal 2007 versus fiscal 2006 due primarily to declining discretionary spending with the economic downturn. In addition, natural disasters, including extreme weather events such as hurricanes, occurring within any of the Company’s market territories could cause reductions in revenues and/or disruptions in operations, such as restaurant closures. Any changes in economic conditions, or a continuation or increase in the severity of the current economic downturn would affect the Company’s ability to attract guests or price its menu items at favorable levels, which would result in significant reductions in revenue and/or operating income.

Competitive conditions, consumer tastes and unexpected operating expenses could adversely affect the profitability of restaurants that the Company opens in new markets.

The Company’s growth strategy includes opening restaurants in markets where it has little or no meaningful operating experience and in which its brand may not be well known. Competitive conditions, consumer tastes and discretionary spending patterns in these new markets may differ from those in its existing markets. The Company may be unable to generate similar acceptance of our brands due to these factors, which may require it to incur significant additional promotion costs in order to increase restaurant sales at these locations. The Company’s ability to operate new restaurants profitably will depend on numerous factors, some of which are beyond its control, including, but not limited to, the following:

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

We may not be able to successfully integrate into our business the operations of restaurants that we have acquired, which may adversely affect our business, financial condition and results of operations.

On February 19, 2008, the Company completed the acquisition of the Mitchell’s Fish Market, operating under the names Mitchell’s Fish Market and Columbus Fish Market, and Cameron’s Steakhouse, operating under the names Cameron’s Steakhouse and Mitchell’s Steakhouse from Cameron Mitchell Restaurants, LLC (CMR). These restaurants will be the first the Company owns that focus primarily of serving seafood and that do not have the “Ruth’s Chris” brand. Achieving the expected benefits of these restaurants and any other restaurants that the Company acquires will depend in a large part on our ability to successfully integrate the operations of the acquired restaurants and personnel in a timely and efficient manner and develop their brands. The risks involved in the integration of this acquisition include:

•	the development of a new brand and the operation of restaurants that serve a seafood-based menu as opposed to the Company’s current steak-based menu;

•	challenges and costs associated with the acquisition and integration of restaurant operations located in markets where Ruth’s Chris has limited or no experience;

•	possible disruption to the Company’s business as a result of the diversion of management’s attention from its normal operational responsibilities and duties; and

•	consolidation of the corporate, information technology, accounting and administrative infrastructure and resources of the acquired restaurants into the Company’s business.

If Ruth’s Chris cannot overcome the challenges and risks that we face in integrating the operations of newly acquired restaurants, our business, financial condition and results of operations could be adversely affected.

Negative publicity surrounding the Company’s restaurants or the consumption of beef generally, or shifts in consumer tastes, could reduce sales in one or more of its restaurants and make its brand less valuable.

The Company’s success depends, in large part, upon the popularity of its menu offerings. Negative publicity resulting from poor food quality, illness, injury or other health concerns (including e-coli, Bovine Spongiform Encephalopathy (mad cow disease), Hepatitis A and foot and mouth disease), whether related to one of the Company’s restaurants or to the beef or seafood industries in general, or operating problems related to one or more restaurants, could make the Company’s menu offerings less appealing to consumers and reduce demand in its restaurants. In addition, any other shifts in consumer preferences away from the kinds of food the Company offers, particularly beef and seafood, whether because of dietary or other health concerns or otherwise, would make its restaurants less appealing and adversely affect revenues.

In addition, some types of seafood have been subject to adverse publicity due to certain levels of contamination at their source, which can adversely affect both supply and market demand. The Company’s Mitchell’s restaurants maintain an in-house inspection program for our seafood purchases and, in the past, have not experienced any detriment from contaminated seafood. However, in the future seafood contamination or inadequate supplies of seafood could have a significant and materially adverse effect on the Company’s operating results and profitability.

The Company may not be able to compete successfully with other restaurants, which could reduce its revenues.

The restaurant industry is intensely competitive with respect to price, service, location, food quality, atmosphere and overall dining experience. The Company’s competitors include a large and diverse group of well-recognized fine dining and upscale casual restaurant chains, including fine dining steakhouse and seafood chains as well as restaurants owned by independent local operators. Some of the Company’s competitors may have substantially greater financial, marketing and other resources, and may be better established in the markets where its restaurants are or may be located. If the Company cannot compete effectively in one or more of its markets, the Company may be unable to maintain recent levels of comparable restaurant sales growth and/or may be required to close existing restaurants.

If the Company’s vendors or distributors do not deliver food and beverages in a timely fashion it may experience short-term supply shortages and/or increased food and beverage costs.

The Company’s ability to maintain consistent quality throughout company-owned restaurants depends in part upon its ability to purchase USDA Prime and Choice grade beef, seafood and other food products in accordance with its rigid specifications. During fiscal 2007, the Company purchased more than 82% of the beef it used in company-owned restaurants from one vendor, New City Packing Company, Inc., with which the Company has no long-term contractual arrangement. In addition, the Company currently has a long-term arrangement with a distributor, Commissary Operations, Inc., which purchases products for it from various suppliers, and through which 42 of its company-owned restaurants receive a significant portion of their food supplies. If these or other vendors or distributors cease doing business with the Company, it could experience short-term supply shortages in certain company-owned restaurants and could be required to purchase supplies at higher prices until the Company is able to secure an alternative supply source. Any delay the Company experiences in replacing vendors or distributors on acceptable terms could increase food costs or, in extreme cases, require it to temporarily remove items from the menu of one or more restaurants.

Increases in the prices of, or reductions in the availability of, any of our core food products could reduce the Company’s operating margins and revenues.

The Company purchases large quantities of beef, particularly USDA Prime grade beef, which is subject to extreme price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. The Company’s beef costs represented approximately 51.3% of its food and beverage costs during fiscal 2007 and the Company historically has not had any long-term contractual arrangements, nor does it use future contracts or other financial risk management strategies to reduce exposure to potential price fluctuations. For fiscal 2008, the Company expects to enter into contracts with beef suppliers to establish set pricing on a portion of its anticipated beef purchases. The market for USDA Prime grade beef is particularly volatile. For example, in late 2003, increased demand, together with the impact of supply rationalization during late 2001 and 2002, resulted in shortages of USDA Prime grade beef, requiring the Company to pay significantly higher prices for the USDA Prime grade beef it purchased. If prices for the types of beef the Company uses in its restaurants increase in the future and it chooses not to pass, or cannot pass, these increases on to its guests, the Company’s operating margins would decrease. If certain kinds of beef become unavailable for the Company to purchase, its revenues would decrease as well.

In the recent past, certain types of seafood have experienced fluctuations in availability. Seafood is also subject to fluctuations in price based on availability, which is often seasonal. If certain types of seafood are unavailable, or if our costs increase, our results of operations could be adversely affected.

Labor shortages or increases in labor costs could slow the Company’s growth or harm its business.

The Company’s success depends in part upon its ability to continue to attract, motivate and retain employees with the qualifications to succeed in its industry and the motivation to apply the Company’s core service philosophy, including regional operational managers, restaurant general managers and chefs. If the Company is unable to continue to recruit and retain sufficiently qualified individuals, its business and growth could be adversely affected. Competition for these employees could require the Company to pay higher wages, which could result in higher labor costs. In addition, the Company has a substantial number of hourly employees who are paid wage rates at or based on the federal or state minimum wage and who rely on tips as a large portion of their income. Increases in the minimum wage or decreases in allowable tip credits would increase the Company’s labor costs. The Company may be unable to increase its prices in order to pass these increased labor costs on to its guests, in which case its margins would be negatively affected.

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

The Company is subject to the rules and regulations of the FTC, and various state laws regulating the offer and sale of franchises. The FTC requires that the Company furnish to prospective franchisees a franchise offering circular containing prescribed information and can restrict its ability to sell franchises. A number of states also regulate the sale of franchises and require the obtaining of a permit and/or registration of the franchise offering circular with state authorities and the delivery of the franchise offering circular to prospective franchisees. Noncompliance with those laws could result in governmental enforcement actions seeking a civil or criminal penalty, rescission of a franchise, and loss of the Company’s ability to offer and sell franchises in a state, or a private lawsuit seeking rescission, damages and legal fees, which could have a material adverse effect on its business.

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

For a number of reasons, including but not limited to, those described below and elsewhere in this Annual Report on Form 10-K, the Company’s operating results, revenues and expenses have in the past varied and may in the future vary significantly from quarter-to-quarter or year-to-year. These fluctuations could have an adverse effect on the market price of the Company’s common stock. A number of factors historically have affected, and are likely to continue to affect, the Company’s average unit volumes and/or comparable restaurant sales, including, among other factors:

•	the Company’s ability to execute its business strategy effectively;

•	initial sales performance by new restaurants;

•	levels of competition in one or more of its markets;

•	consumer trends impacting levels of beef and seafood consumption; and

•	general economic conditions.

The Company’s average unit volumes and comparable restaurant sales may not increase at rates achieved over recent periods. Changes in its average unit volumes and comparable restaurant sales could cause the price of the Company’s common stock to fluctuate substantially.

The Company’s failure to enforce its service marks or other proprietary rights could adversely affect its competitive position or the value of its brands.

The Company owns certain common law service mark rights and a number of federal and international service mark registrations, most importantly the Ruth’s Chris Steak House, Mitchell’s and Cameron’s names and logos, copyrights relating to text and print uses, and other proprietary intellectual property rights. The Company believes that its service marks, copyrights and other proprietary rights are important to its success and competitive position. Protective actions the Company takes with respect to these rights may fail to prevent unauthorized usage or imitation by others, which could harm the Company’s reputation, brand or competitive position and, if the Company commences litigation to enforce its rights, cause us to incur significant legal expenses.

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

Continued expansion in the segment of the restaurant industry in which the Company operates could prevent the Company from realizing anticipated benefits from new restaurant growth or continued growth in comparable restaurant sales.

The Company’s competitors have opened many upscale steakhouses and seafood restaurants in recent years, and a key element of its strategy is to continue to accelerate the opening of new company-owned and franchisee-owned restaurants in both new and existing markets. If the Company overestimates demand for its restaurants or underestimates the popularity of competitors’ restaurants in these markets, the Company may be unable to realize anticipated revenues from these new restaurants. Similarly, if one or more of its competitors open new restaurants in any of these new markets, or in markets where the Company already has an established presence, sales in its restaurants may be lower than it expects. Any unanticipated slowdown in demand in any of its restaurants due to this industry growth could reduce the Company’s average unit volumes and comparable restaurant sales, as well as its franchisee royalty revenues.

The terms of the Company’s senior credit agreement may restrict its ability to operate its business and to pursue its business strategies.

The Company’s senior credit agreement contains, and any agreements governing future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on it. The Company’s senior credit agreement limits its ability, among other things, to:

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

The Company’s company-owned restaurants are generally located in spaces leased by wholly-owned direct or indirect subsidiaries of Ruth’s Chris Steak House Inc. Restaurant lease expirations, including renewal options, range from approximately two years to 30 years. Sixty of its leases, including those not yet commenced, provide for an option to renew for terms ranging from approximately five years to 15 years. Historically, the Company has not had difficulty in renewing its leases in a timely manner. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on sales volumes over specified levels.

The Company currently owns the real estate for seven operating restaurants: Metairie, Louisiana (8,000 square feet); Ft. Lauderdale (7,800 square feet), Palm Beach (7,200 square feet) and Sarasota (7,400 square feet), Florida; Houston, Texas (7,200 square feet); Columbus, Ohio (8,100 square feet); and Palm Desert, California (6,800 square feet).

In addition to the restaurants set forth in the table below, the Company owns an office building of approximately 75,860 square feet in Heathrow, Florida, which houses its corporate headquarters, and an office building in Metairie, Louisiana of approximately 22,000 square feet.

The following table sets forth information about the Company’s existing company-owned and franchisee-owned restaurants as of December 30, 2007. As of December 30, 2007, the Company operated 61 company-owned restaurants and its franchisees operated 57 restaurants. Company-owned Ruth’s Chris restaurants range in size from approximately 6,000 to approximately 13,000 square feet. The Company expects that future restaurants will range in size from 8,000 to 10,000 square feet with approximately 230 to 250 seats.

Company-Owned Restaurants			Franchisee-Owned Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
1972	Metairie, LA	Owned	1976	Baton Rouge, LA
1977	Lafayette, LA	Leased	1985	Austin, TX
1977	Houston, TX	Owned	1985	Mobile, AL
1983	Washington, D.C.	Leased	1986	Atlanta (Buckhead), GA
1984	Beverly Hills, CA	Leased	1987	Pittsburgh, PA
1985	Fort Lauderdale, FL	Owned	1987	Hartford, CT
1986	Phoenix, AZ	Leased	1988	Philadelphia, PA
1986	Nashville, TN	Leased	1989	Honolulu, HI
1987	San Francisco, CA	Leased	1989	Las Vegas, NV
1987	N. Palm Beach, FL	Owned	1991	Richmond, VA
1988	Seattle, WA *	Leased	1992	Baltimore, MD
1989	Memphis, TN	Leased	1993	Birmingham, AL
1990	Weehawken, NJ	Leased	1993	San Antonio, TX
1990	Scottsdale, AZ	Leased	1993	Taipei, Taiwan
1992	Palm Desert, CA	Owned	1993	Cancun, Mexico
1992	Minneapolis, MN	Leased	1993	Sandy Springs, GA
1992	Chicago, IL	Leased	1994	Las Vegas, NV

Company-Owned Restaurants			Franchisee-Owned Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
1993	Arlington, VA	Leased	1994	Indianapolis, IN
1993	Manhattan, NY	Leased	1995	Denver, CO
1994	San Juan, Puerto Rico	Leased	1995	Long Island, NY
1994	San Diego, CA	Leased	1995	Toronto, Canada
1995	Westchester, NY	Leased	1996	Taichung, Taiwan
1996	Dallas, TX	Leased	1996	Indianapolis, IN
1996	Troy, MI	Leased	1997	Hong Kong
1996	Tampa, FL	Leased	1997	Raleigh, MC
1996	Bethesda, MD	Leased	1998	Annapolis, MD
1997	Kansas City, MO	Leased	1998	Maui, HI
1997	Irvine, CA	Leased	1999	Atlanta (Centennial Park), GA
1997	Portland, OR *	Leased	2000	Pikesville, MD
1997	Jacksonville, FL	Leased	2000	San Antonio (Sunset), TX
1998	Louisville, KY	Leased	2000	Wailea, HI
1998	Parsippany, NJ	Leased	2001	Kaohsiung, Taiwan
1998	Northbrook, IL	Leased	2001	King of Prussia, PA
1999	Columbus, OH	Owned	2001	Queensway, Hong Kong
1999	Coral Gables, FL	Leased	2001	Cabo San Lucas, Mexico
1999	Ponte Vedra, FL	Leased	2003	Mississauga, Canada
1999	Winter Park, FL	Leased	2005	Virginia Beach, VA
2000	Sarasota, FL	Owned	2005	Baltimore, MD
2000	Del Mar, CA	Leased	2005	Atlantic City, NJ
2000	Boca Raton, FL	Leased	2005	Charlotte, NC (SouthPark)
2001	Orlando, FL	Leased	2006	St. Louis, MO
2001	Greensboro, NC	Leased	2006	Ocean City, MD
2002	Woodland Hills, CA	Leased	2006	Destin, FL
2002	Fairfax, VA	Leased	2006	Salt Lake City, UT
2002	Bellevue, WA *	Leased	2006	Mauna Lani, HI
2002	Washington, D.C. (Conv.)	Leased	2006	Huntsville, AL
2003	Walnut Creek, CA	Leased	2006	Edmonton, Canada
2005	Roseville, CA	Leased	2007	Aspen, CO
2005	Boston, MA	Leased	2007	Charlotte, NC (Uptown)
2005	Sacramento, CA	Leased	2007	Waikiki, HI
2006	Pasadena, CA	Leased	2007	Columbia, SC
2006	Bonita Springs, FL	Leased	2007	Mishawaka, IN
2006	Providence, RI	Leased	2007	Tokyo, Japan
2007	Lake Mary, FL**	Land Leased	2007	Madison, WI
2007	Naples, FL	Leased	2007	Calgary, Canada
2007	Anaheim, CA**	Land Leased	2007	Rogers, AR
2007	Biloxi, MS	Leased	2007	Park City, UT
2007	Knoxville, TN	Leased
2007	Tyson’s Corner, VA	Leased
2007	Santa Barbara, CA	Leased
2007	West Palm Beach, FL	Leased

*	These restaurants were previously franchise-owned and were acquired by the Company in fiscal 2007.
**	The Company owns the building and leases the land pursuant to a long-term ground lease.

On July 10, 2006, October 8, 2006 and October 30, 2006, the Company acquired a total of seven franchisee-owned restaurants. The asset purchase agreement governing this transaction also provides that an eighth restaurant, located in Baton Rouge, Louisiana, can be purchased by the Company for an agreed upon price (determined according to a formula set forth in the agreement) from the period commencing January 1, 2008 through December 31, 2012.

On September 11, 2007, the Company acquired a total of three franchisee-owned restaurants located in Bellevue and Seattle, Washington, and Portland, Oregon.

On February 19, 2008, the Company acquired all of the operating assets and intellectual property of Columbus, Ohio based Mitchell’s Fish Market, which operates 19 restaurants operating under the names

Mitchell’s Fish Market and Columbus Fish Market, and Cameron’s Steakhouse, which operates three restaurants operating under the names Cameron’s Steakhouse and Mitchell’s Steakhouse from Cameron Mitchell Restaurants, LLC (CMR).

The 19 Mitchell’s Fish Market restaurants are located at Stamford, CT; Jacksonville, Sandestin and Tampa, FL; Glenview, IL; Carmel, IN; Louisville and Newport, KY; Birmingham, Lansing, Livonia and Rochester Hills, MI; Columbus (Crosswoods) and Columbus (Grandview), OH; Homestead and Pittsburgh, PA; and Brookfield, WI. The three Cameron’s Steakhouse restaurants are located at Columbus (Downtown) and Columbus (Polaris), OH; and Birmingham, MI. Each of these restaurants is leased, other than Columbus (Grandview), which is owned by the Company.

The Company has also entered into lease commitments to develop seven additional company-owned Ruth’s Chris restaurants in Fort Worth, Texas; New Orleans, Louisiana; Princeton, New Jersey; Dedham, Massachusetts; Barrington (Chicago), Illinois; Fresno, California; and Phoenix, Arizona.

Item 3.	LEGAL PROCEEDINGS

In Re: Katherine Bush; In Re: Melia Stopa.

In November 2007, the Company was named as the respondent in two Equal Employment Opportunity Commission (EEOC) charges filed by two former employees wherein each charging party filed a claim of discrimination against the Company on the basis of their sex. Separately, the Company received written demand for both monetary and non-monetary relief from counsel for the two charging parties accompanied by threatened litigation seeking putative, class-wide relief for similarly situated individuals. The Company has responded to the charges, denied liability, considers the claims without merit and will vigorously defend them. The Company is not currently able to determine the outcome of the pending EEOC charges, whether class-wide certification will occur, any possible exposures or whether such exposures would be material. The Company is not currently able to determine the outcome of this pending action, whether class-wide certification will occur, any possible exposures or whether such exposures would be material.

Nikko Rose and Brandon Rose v. Ruth’s Chris Steak House Boston, LLC.

In November 2007 one current and one former employee filed a complaint in the United States District Court for the District of Massachusetts alleging that one of the Company’s affiliates violated the Fair Standards Labor Act (“FLSA”) by inappropriately taking the “tip credit” set forth in section 203 (m) of the FLSA. Plaintiffs filed the action seeking putative, class-wide relief though no judicial certification has been made. Also, in November 2007, the same plaintiffs filed a complaint in the Massachusetts Superior Court for Suffolk County alleging that the Company violated Massachusetts General Laws, chapter 149, section 152A, by failing to remit to the wait staff the full amount of alleged service tips that the Company includes on its guest checks for private banquets. Plaintiffs also filed this action as a putative class action though no judicial certification has been made. The Company is not currently able to determine the outcome of this pending action, whether class-wide certification will occur, any possible exposures or whether such exposures would be material.

From time to time, the Company has been named as a defendant in other litigation arising in the normal course of business. Claims typically pertain to “slip and fall” accidents at its restaurants, employment claims and claims from guests alleging illness, injury or other food quality, health or operational concerns. Other claims and disputes have arisen in connection with supply contracts, the site development and construction of system restaurants, and with respect to franchise matters. Certain of these claims are not covered by existing insurance policies; however, many are referred to and are covered by insurance, except for deductible amounts, and have not had a material effect on us. As of the date of hereof, we believe that the ultimate resolution of any such claims in the ordinary course of business will not materially affect our financial condition or earnings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Select Market under the trading symbol “RUTH.” As of March 10, 2008, there were 82 holders of record of its common stock. The transfer agent and registrar for its common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038, telephone (800) 937-5449.

There were no repurchases of the Company’s equity securities by or on behalf of it during the fourth quarter of fiscal 2007 and the Company does not have a formal or publicly announced stock repurchase program.

The Company’s common stock has been listed on the Nasdaq Global Select Market (formerly the Nasdaq National Market) since its initial public offering on August 8, 2005. The following table sets forth, for the period indicated, the highest and lowest closing sale price for its common stock for fiscal 2006 and fiscal 2007, as reported by the Nasdaq Global Select Market:

	High	Low
Fiscal Year ended December 31, 2006
First Quarter	$23.00	$17.71
Second Quarter	$24.18	$18.25
Third Quarter	$21.13	$17.25
Fourth Quarter	$20.50	$17.98

Fiscal Year ended December 30, 2007
First Quarter	$22.67	$18.35
Second Quarter	$20.55	$16.95
Third Quarter	$18.14	$14.25
Fourth Quarter	$14.46	$8.76

The closing sale price for its common stock on March 10, 2008 was $6.72.

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

Performance Graph

The following table and graph shows the cumulative total stockholder return on the Company’s Common Stock with the S&P 500 Stock Index, the S&P SmallCap 600 Index and the Dow Jones U.S. Restaurants & Bars Index, in each case assuming an initial investment of $100 on August 8, 2005 and full dividend reinvestment.

CUMULATIVE TOTAL RETURN

Assuming an investment of $100 and reinvestment of dividends

	8/8/05	9/23/05	12/23/05	3/24/06	6/23/06	9/22/06	12/29/06	3/30/07	6/29/07	9/28/07	12/28/07
Ruth’s Chris Steak House, Inc.	$100	$98	$102	$128	$109	$104	$102	$113	$111	$79	$49
S&P 500 Stock Index	100	99	104	107	102	107	116	116	123	125	121
S&P SmallCap 600 Index	100	100	104	113	105	107	116	119	125	123	115
Dow Jones U.S. Restaurants & Bars Index	100	96	107	115	108	116	127	126	130	133	131

All amounts rounded to the nearest dollar.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth the Company’s selected financial data for the year indicated and should be read in conjunction with the disclosures in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition and Item 8, Financial Statements and Supplementary Data, of this report.

	Fiscal Year
	2003	2004	2005	2006	2007
	($ in thousands)
Income Statement Data:
Revenues:
Restaurant sales	$155,122	$179,083	$199,621	$254,718	$303,658
Franchise income	8,829	9,500	11,432	12,399	12,896
Other operating income	609	646	777	4,362	2,617

Total revenues	164,560	189,229	211,830	271,479	319,171

Costs and expenses:
Food and beverage costs	54,386	60,303	61,804	82,017	97,432
Restaurant operating expenses	72,330	81,200	91,155	113,746	141,477
Marketing and advertising	6,379	6,634	6,696	8,328	8,447
General and administrative costs	8,792	10,938	15,208	22,974	25,111
Depreciation and amortization expenses	6,629	6,345	6,489	8,690	12,010
Pre-opening costs	497	364	1,623	2,046	5,020
Hurricane and relocation costs, net of insurance proceeds	—	—	2,660	(3,948)	(3,478)
Loss on impairment	—	—	—	970	—
Loss on the disposal of property and equipment, net	—	—	—	13	1,229

Operating income	15,547	23,445	26,195	36,643	31,923
Other income (expense):
Interest expense	(9,521)	(10,320)	(8,453)	(2,856)	(5,956)
Accrued dividends and accretion on mandatorily redeemable senior preferred stock	(2,243)	(5,071)	(1,891)	—	—
Other	267	(1,099)	(39)	34	724

Income from continuing operations before income tax expense	4,050	6,955	15,812	33,822	26,691
Income tax expense	1,292	736	5,043	10,098	8,541

Income from continuing operations	2,758	6,219	10,769	23,724	18,150
Discontinued operations, net of income tax benefit	1,510	3,777	(164)	(66)	4

Net income	$1,248	$2,442	$10,933	$23,790	$18,146

	Fiscal Year
	2003	2004	2005	2006	2007
	($ in thousands, except per share data)
Less dividends earned on mandatorily reedemable preferred stock and accretion of discount	$2,135	$—	$—	$—	$—
Less dividends earned on junior preferred stock and warrant expense	4,975	5,373	3,753	—	—

Net income (loss) available to common shareholders	$(5,862)	$(2,931)	$7,180	$23,790	18,146

Basic earnings (loss) per common share:
Continuing operations	$(0.37)	$0.07	$0.39	$1.02	$0.78
Discontinued operations	(0.13)	(0.32)	0.01	0.01	—

Basic earnings (loss) per share	$(0.50)	$(0.25)	$0.40	$1.03	$0.78

Diluted earnings (loss) per common share:
Continuing operations	$(0.37)	$0.07	$0.38	$1.01	$0.78
Discontinued operations	(0.13)	(0.32)	0.01	0.01	—

Diluted earnings (loss) per share	$(0.50)	$(0.25)	$0.39	$1.02	$0.78

Shares used in computing net income (loss) per common share:
Basic	11,746,868	11,917,093	17,961,198	23,175,323	23,206,864
Diluted	11,746,868	11,917,093	18,710,141	23,429,185	23,399,446
Balance Sheet Data (at end of fiscal year):
Cash and cash equivalents	$5,130	$3,906	$8,985	$4,690	$12,311
Total assets	117,554	113,482	134,196	209,720	260,278
Total long-term debt including current portion	97,373	80,931	38,500	68,000	96,750
Mandatorily redeemable senior preferred stock	34,786	39,857	—	—	—
Total shareholders’ equity (deficit)	(53,958)	(51,513)	40,265	67,978	88,067

*	Certain prior year amounts have been reclassified to conform with the current year presentation of discontinued operations and other income. These reclassifications had no effect on previously reported net income.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

The Company believes that it is the largest upscale steakhouse company in the United States, based on total company- and franchisee-owned restaurants as published in the Technomic, Inc. 2007 Top 100 U.S. Chain Reference Guide. The Ruth’s Chris menu features a broad selection of high-quality USDA Prime and Choice grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling” and topped with seasoned butter—complemented by other traditional menu items inspired by the Company’s New Orleans heritage. The Ruth’s Chris restaurants reflect the more than 40-year commitment to the core values instilled by its founder, Ruth Fertel, of caring for its guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere. The Company believes that Ruth’s Chris is currently one of the strongest brands in fine dining.

The Company’s restaurants cater to families and special occasion diners, in addition to the business clientele traditionally served by upscale steakhouses, by providing a dining experience designed to appeal to a wide range of guests. The Company believes its focus on creating this broad appeal provides it with opportunities to expand into a wide range of markets, including many markets not traditionally served by upscale steakhouses.

The Company offers USDA Prime and Choice grade steaks that are aged and prepared to exact company standards and cooked in 1,800-degree broilers. The Company also offers veal, lamb, poultry and seafood dishes, and a broad selection of appetizers, including New Orleans-style barbequed shrimp, mushrooms stuffed with crabmeat, shrimp remoulade, Louisiana seafood gumbo, onion soup au gratin, crabtini and seven salad variations. The Company complements its distinctive food offerings with an award-winning core wine list, typically featuring bottles priced at between $28 and $2,000 and many selections offered by the glass.

As of December 30, 2007, there were 118 Ruth’s Chris restaurants, of which 61 were company-owned and 57 were franchisee-owned, including twelve international franchisee-owned restaurants in Mexico, Hong Kong, Taiwan, Japan and Canada. In fiscal 2007, the Company had total revenues of $319.2 million and operating income (excluding hurricane and relocation costs and loss on impairment) of $35.4 million.

On February 19, 2008, the Company completed the acquisition previously announced on November 6, 2007, that it had entered into a definitive asset purchase agreement to acquire all of the operating assets and intellectual property of Mitchell’s Fish Market, operating under the names Mitchell’s Fish Market and Columbus Fish Market, and Cameron’s Steakhouse, operating under the names Cameron’s Steakhouse and Mitchell’s Steakhouse from Cameron Mitchell Restaurants, LLC (CMR) for approximately $92.0 million. There are currently 19 Mitchell’s Fish Markets and three Cameron’s Steakhouse’s with locations in the Midwest, Northeast, and Florida.

Key Financial Terms and Metrics

The Company evaluates its business using a variety of key financial measures:

Restaurant Sales. Restaurant sales consist of food and beverage sales by company-owned restaurants. Restaurant sales are primarily influenced by total operating weeks in the relevant period and comparable restaurant sales growth. Total operating weeks is the total number of company-owned restaurants multiplied by the number of weeks each is in operation during the relevant period. Total operating weeks is impacted by restaurant openings and closings, as well as changes in the number of weeks included in the relevant period. Comparable restaurant sales growth reflects the change in year-over-year or quarter-over-quarter, as applicable, sales for the comparable restaurant base. The Company defines the comparable restaurant base to be those company-owned restaurants in operation for not less than fifteen months prior to the beginning of the fiscal quarter including the period being measured. Comparable restaurant sales growth is primarily influenced by the number of entrées sold and the average guest check. The number of entrees sold is influenced by the popularity of the Company’s menu items, its guest mix, its ability to deliver a high quality dining experience and overall economic conditions. Average guest check, a measure of total restaurant sales divided by the number of entrées, is driven by menu mix and pricing.

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

Initial Public Offering

In August 2005, the Company and selling shareholders completed an initial public offering of 9,375,000 and 5,575,000 shares of common stock, respectively, at $18.00 per share. The Company received net proceeds of approximately $154.3 million from the sale of shares of its common stock in the offering after deducting underwriting discounts and commissions and offering expenses payable by it. The Company used the net proceeds of the offering as follows: (1) approximately $11.7 million was used to redeem all of its outstanding mandatorily redeemable Series A senior cumulative preferred stock, (2) approximately $76.2 million to redeem or repurchase all of its outstanding Series B junior cumulative preferred stock, (3) approximately $65.5 million was used to repay a portion of the outstanding indebtedness under its senior credit facilities and (4) $0.8 million was used for general working capital needs of the Company.

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

	Fiscal Year
	2005	2006	2007
Revenues:
Restaurant sales	94.2%	93.8%	95.1%
Franchise income	5.4%	4.6%	4.1%
Other operating income	0.4%	1.6%	0.8%

Total revenues	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage costs	29.2%	30.2%	30.5%
Restaurant operating expenses	43.0%	41.9%	44.3%
Marketing and advertising	3.2%	3.1%	2.6%
General and administrative costs	7.2%	8.5%	7.9%
Depreciation and amortization expenses	3.1%	3.2%	3.8%
Pre-opening costs	0.8%	0.8%	1.6%
Hurricane and relocation costs, net of insurance proceeds	1.3%	(1.5)%	(1.1)%
Loss on impairment	—	0.4%	—
Loss on the disposal of property and equipment, net	—	—	0.4%

Operating income	12.2%	13.4%	10.1%
Other income (expense):
Interest expense	(4.0)%	(1.1)%	(1.9)%
Accrued dividends and accretion on mandatorily reedemable senior preferred stock	(0.9)%	—	—
Other	—	—	0.2%

Income from continuing operations before income tax expense	7.3%	12.3%	8.4%

Income tax expense	2.4%	3.7%	2.7%

Income from continuing operations	4.9%	8.6%	5.7%
Discontinued operations, net of income tax benefit	(0.1)%	—	—

Net income	5.0%	8.6%	5.7%

Fiscal Year 2007 Compared to Fiscal Year 2006

Restaurant sales. Restaurant sales increased $48.9 million, or 19.2%, to $303.7 million in fiscal 2007 from $254.7 million in fiscal 2006. This increase was due primarily to an additional $31.7 million contributed from 13 restaurants acquired during fiscal 2006 and 2007, and $26.5 million from restaurants opened during fiscal 2006 and 2007. This increase was partially offset by a reduction of $6.7 million from the additional week of operations during fiscal 2006 as well as a $2.6 million decrease in comparable restaurant sales. Comparable restaurants open throughout both fiscal years experienced a sales decrease of 1.0%, consisting of a 4.7% decrease in entrée growth (traffic) partially offset by a 3.7% increase in per entrée spending. The increase in per entrée spending was driven by a shift in sales mix as well as menu price increases of approximately 2.0% and 2.8% taken in January 2007 and October 2007. These factors increased the average per entrée spending to $74.36 for fiscal 2007.

Franchise Income. Franchise income increased $0.5 million, or 4.0%, to $12.9 million in fiscal 2007 from $12.4 million in fiscal 2006 The increase was due primarily to the opening of ten new franchise-owned restaurants in 2007 as well as the full-year impact of seven new franchisee-owned restaurants that opened during fiscal 2006. These increases were partially offset by the acquisition by the Company of seven franchise-owned restaurants during fiscal 2006 and three franchise-owned restaurants in the third quarter of fiscal 2007, as well as a comparable restaurant sales decrease of 0.2%.

Other Operating Income. Other operating income decreased $1.8 million, or 40.9%, to $2.6 million in fiscal 2007 from $4.4 million in fiscal 2006. The decrease is due to the recognition of $2.0 million in gift card related revenues in fiscal 2007 compared to $3.7 million in fiscal 2006.

Food and Beverage Costs. Food and beverage costs increased $15.4 million, or 18.8%, to $97.4 million in fiscal 2007 from $82.0 million in fiscal 2006. The increase was due to higher restaurant sales and partially offset by lower meat costs. As a percentage of restaurant sales, food and beverage costs decreased to 32.1% in fiscal 2007 from 32.2% in fiscal 2006. This decrease in food and beverage costs as a percentage of restaurant sales was due to favorable beef costs and modest price increases, partially offset by higher produce and dairy costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $27.8 million, or 24.5%, to $141.5 million in fiscal 2007 from $113.7 million in fiscal 2006. The increase was due to higher restaurant sales in fiscal 2007, increased hourly labor costs, staffing related to new restaurant openings and increased occupancy costs. Restaurant operating expenses, as a percentage of restaurant sales, increased to 46.6% in fiscal 2007 from 44.7% in fiscal 2006. This increase in restaurant operating expenses as a percentage of restaurant sales was due to increased labor, operating, and occupancy expenses of newly opened restaurants as well as reduced fixed expense leverage experienced from lower comparable restaurant sales and the additional operating week during fiscal 2006.

Marketing and Advertising. Marketing and advertising expenses increased $0.1 million, or 1.2%, to $8.4 million in fiscal 2007 from $8.3 million in fiscal 2006. Marketing and advertising expenses, as a percentage of total revenues, decreased to 2.6% in fiscal 2007 from 3.1% in fiscal 2006. This decrease was primarily due to reduced utilization of television and national radio as well as reduced agency fees during fiscal 2007.

General and Administrative Costs. General and administrative costs increased $2.1 million, or 9.1%, to $25.1 million in fiscal 2007 from $23.0 million in fiscal 2006. General and administrative costs, as a percentage of total revenues, decreased to 7.9% in fiscal 2007 from 8.5% in fiscal 2006. This increase is due to $0.8 million in non-cash compensation expense under FAS123R, $0.6 million of non-recurring severance and Mitchell’s acquisitions costs, and the full year impact of the support personnel hired during 2006 and fiscal 2007. These increases were partially offset by reduced levels of incentive compensation.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $3.3 million, or 37.9%, to $12.0 million in fiscal 2007 from $8.7 million in fiscal 2006. The increase was due primarily to the addition of new company-owned restaurants and acquired restaurants during 2006 and 2007 as well as investments at the Company’s existing company-owned restaurants and corporate headquarters.

Pre-Opening Costs. Pre-opening costs increased $3.0 million, or 150.0%, to $5.0 million in fiscal 2007 from $2.0 million in fiscal 2006. This increase was due to the opening of eight new company-owned restaurants in fiscal 2007 versus three locations during fiscal 2006.

Hurricane and Relocation costs net of insurance proceeds. The Company recognized income, net of relocation costs, of $3.5 million in fiscal 2007 from $3.9 million in fiscal 2006. These net insurance proceeds related to the Company’s business interruption losses and property losses in New Orleans and Metairie, Louisiana and Biloxi, Mississippi as a result of Hurricane Katrina. The Company finalized its claim in fiscal 2007 and does not expect any significant expenses or proceeds related to the Hurricane Katrina in the future.

Interest Expense. Interest expense, net of interest income, increased $3.1 million, or 106.9%, to $6.0 million in fiscal 2007 from $2.9 million in fiscal 2006. This increase was primarily due to the additional borrowings related to the 2006 and 2007 acquired restaurants as well as higher interest rates on those borrowings. Interest expense during the year included a $1.2 million “mark to market” non-cash charge related to an interest rate swap.

Income Tax Expense. Income tax expense decreased $1.6 million, or 15.8%, to $8.5 million in fiscal 2007 from $10.1 million in fiscal 2006. The decrease was primarily due to a reduced income before income tax and partially offset by an increase in the annual effective tax rate from 29.9% in fiscal 2006 to 32.0% in fiscal 2007.

Income from Continuing Operations. Income from continuing operations decreased $5.5 million, or 23.2%, to $18.2 million in fiscal 2007 from $23.7 million in fiscal 2006.

Discontinued Operations, net of Income Tax Benefit. Discontinued operations resulted in $4,000 of expense in fiscal 2007 compared to $66,000 of income in fiscal 2006. Discontinued operations income and expense relates to former operations in Cleveland, Ohio and Manhattan, NY. On June 25, 2006 the Company closed its Cleveland, Ohio restaurant whose lease term ended in September 2006. The Company determined that the closed restaurant should be accounted for as discontinued operations because the Company does not expect any further direct or indirect cash inflows from the discontinued restaurant as the restaurant has completely ceased operation. During August 2005, the Company entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorneys fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) the Company and the landlord adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with the landlord for the remaining term. During the third quarter of fiscal 2007, the Company was notified that the replacement tenant was placed in default by the landlord. As a result, the Company may be required to resume lease payments in respect of this property as soon as the third quarter of fiscal 2008, which payments will total $0.2 million in the aggregate per fiscal quarter through September 1, 2014. In the event that the Company becomes required to make these lease payments, it expects to sublease the property for the duration of the lease term in order to recover some or all of the amounts paid in respect of the lease. The Company may, however, be unable to find a sub-lessee for part or all of the remaining lease term. At December 30, 2007, the Company maintained a contingent lease liability of $0.2 million related to this property.

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

General and Administrative Costs. General and administrative costs increased $7.8 million, or 51.3%, to $23.0 million in fiscal 2006 from $15.2 million in fiscal 2005. General and administrative costs, as a percentage of total revenues, increased to 8.5% in fiscal 2006 from 7.2% in fiscal 2005. This increase was primarily due to the recruitment and hiring of several key management personnel and staff personnel in all functional areas in the later part of fiscal 2005 and the first half of 2006, the addition of certain public-company expenses, additional costs associated with initiating and maintaining operations at the Company’s Heathrow headquarters and expenses for stock options granted under FAS 123R.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $2.2 million, or 33.8%, to $8.7 million in fiscal 2006 from $6.5 million in fiscal 2005. The increase was primarily due to the addition of six new company-owned restaurants and seven acquired restaurants from the second quarter of 2005 through the fourth quarter of 2006 as well as investments at the Company’s existing company-owned restaurants and corporate headquarters.

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

Interest Expense. Interest expense, net of interest income, decreased $5.6 million, or 65.9%, to $2.9 million in fiscal 2006 from $8.5 million in fiscal 2005. This decrease was primarily due to the repayment of debt in connection with the Company’s initial public offering in August 2005, offset by additional borrowings related to the franchise acquisitions.

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

The Company’s business is also subject to seasonal fluctuations. Historically, the percentages of its annual total revenues during the first and fourth fiscal quarters have been higher due, in part, to the year-end holiday season. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable restaurant sales for any particular period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. If this occurs, the price of the Company’s common stock would likely decrease. The following table presents summary quarterly results of operations for fiscal 2006 and fiscal 2007.

	Quarter Ended				Quarter Ended
	March 26, 2006	June 25, 2006	September 24, 2006	Decem ber 31, 2006	April 1, 2007	July 1, 2007	September 30, 2007	Decem ber 30, 2007
	($ in millions, except per share data)
Total revenues	$64.7	$60.6	$58.2	$88.0	$81.5	$78.5	$70.1	$89.0
Cost and expenses	55.7	53.8	56.1	78.4	70.6	69.4	66.3	80.8

Operating income	$9.0	$6.7	$2.1	$9.7	$10.9	$9.1	$3.8	$8.2

Interest expense, net	(0.5)	(0.5)	(0.7)	(1.2)	(1.0)	(1.2)	(1.5)	(2.3)
Insurance proceeds, net	—	0.8	2.0	6.4	—	—	—	—
Other	—	—	—	0.0	—	—	—	—

Income from continuing operations before income tax	8.5	7.1	3.3	14.8	9.9	7.9	2.3	5.9
Income tax expense	2.6	2.2	1.1	4.2	3.2	2.7	0.9	1.9

Income from continuing operations	5.9	4.9	2.3	10.6	6.7	5.2	1.4	4.1
Discontinued operations, net of income tax benefit	—	—	—	(0.1)	—	—	—	(0.0)

Net income	$5.9	$4.9	$2.3	$10.7	$6.7	$5.2	$1.4	$4.1

Less dividends earned on junior preferred stock and warrant expense	—	—	—	—	—	—	—	—

Net Income (loss) available to common shareholders	$5.9	$4.9	$2.3	$10.7	$6.7	$5.2	$1.4	$4.1

Basic earnings (loss) per share:
Continuing operations	$0.26	$0.21	$0.10	$0.45	$0.29	$0.23	$0.08	$0.18
Discontinued operations	—	—	—	0.01	—	—	—	—

Basic earnings (loss) per share	$0.26	$0.21	$0.10	$0.46	$0.29	$0.23	$0.08	$0.18

Diluted earnings (loss) per share:
Continuing operations	$0.25	$0.21	$0.10	$0.45	$0.29	$0.23	$0.08	$0.18
Discontinued operations	—	—	—	0.01	—	—	—	—

Diluted earnings (loss) per share	$0.25	$0.21	$0.10	$0.46	$0.29	$0.23	$0.08	$0.18

Shares (in millions) used in computing net income per common share:
Basic	23.1	23.2	23.2	23.2	23.2	23.2	23.2	23.2
Diluted	23.5	23.5	23.4	23.4	23.4	23.4	23.4	23.4
Quarterly percentage of annual revenues	23.8%	22.3%	21.4%	32.4%	25.5%	24.6%	22.8%	27.9%
Operating margin (1)	13.9%	11.1%	3.5%	11.0%	13.4%	11.6%	5.5%	9.3%

(1)	The Company’s measure of operating margin consists of operating income for a period divided by the total revenues for such period. Operating margin is used by the Company’s management and investors to determine its ability to control expenses in relation to its total revenues, which allows its management and investors to more thoroughly evaluate its current performance as compared to past performance. The Company believes it is useful to its management and investors when presented on a quarterly basis because it allows the Company’s management and investors to accurately view seasonal fluctuations in these operating results.

During the fiscal quarters ended June 25, 2006, September 24, 2006, December 31, 2006 and April 1, 2007, the Company received $0.4 million, $1.0 million, $3.2 million and $3.7 million, respectively, in net insurance proceeds associated with property damage recoveries and business interruption claims from Hurricane Katrina.

During the fiscal quarter ended December 31, 2006, the Company recorded a loss on impairment of long-lived assets in the amount of $1.0 million. These charges were related to the partial impairment of fixtures and equipment and leasehold improvements at one company-owned restaurant. Additionally, this quarter included an additional week of operations as well as total revenue benefited from gift card breakage above normal trends.

Liquidity and Capital Resources

The Company’s principal sources of cash during fiscal 2007 were net cash provided by operating activities and borrowings under its senior credit facilities. The Company’s principal uses of cash during fiscal 2007 include capital expenditures, franchise acquisitions and debt service. The Company expects that its principal uses of cash in the future will be to continue to finance capital expenditures and to service debt.

Cash Flows

The following table summarizes the Company’s primary sources of cash in the periods presented:

	Fiscal Year
	2005	2006	2007
Net cash provided by (used in):
Operating activities	$29,617	$47,668	$34,772
Investing activities	(17,519)	(84,218)	(56,082)
Financing activities	(7,019)	32,255	28,931

Net increase (decrease) in cash and cash equivalents	$5,079	$(4,295)	$7,621

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

Operating Activities. Net cash provided by operating activities was $29.6 million and $47.7 million in fiscal 2005 and fiscal 2006, respectively, compared to $34.8 million in fiscal 2007. The decrease in net cash from fiscal 2006 was the result of decreased net income partially offset by a increase in accounts payable.

Investing Activities. Net cash used in investing activities was $17.5 million and $84.2 million in fiscal 2005 and fiscal 2006, respectively, compared to $56.1 million in fiscal 2007. The decrease resulted primarily from the acquisition of seven previously franchisee-owned restaurants in fiscal 2006 versus three in fiscal 2007.

Financing Activities. Net cash used by financing activities totaled $7.0 million in fiscal 2005 compared to net cash provided of $32.3 million and $28.9 million in fiscal 2006 and fiscal 2007 respectively. The decrease was driven by reduced net borrowings made during fiscal 2007 used primarily for acquisitions during the year.

Capital Expenditures

Capital expenditures and other acquisitions totaled $56.2 million in fiscal 2007, $87.6 million in fiscal 2006 and $19.6 million in fiscal 2005. Capital expenditures in fiscal 2007 resulted from approximately $31.8 million related to new restaurant construction, $12.7 million for the purchase of three previously franchise-owned restaurants (excluding inventory), $5.1 million for remodels, $0.6 million for purchase of a millwork company and existing work in process inventory at year end, and maintenance capital and technology expenditures of existing operations of $6.0 million.

The Company anticipates capital expenditures in the future will increase to the extent it opens new company-owned restaurants and opportunistically acquires franchisee-owned restaurants and related rights. See Note (9) in the Notes to Consolidated Financial Statements regarding the completed franchise acquisition in fiscal 2006 and fiscal 2007. The Company currently expects to open six company-owned restaurants in fiscal 2008. The Company believes that its net investment in future openings will range between $2.5 million and $4.5 million depending upon underlying individual restaurant economics and the Company’s ability to use its resources to obtain its fully-capitalized return-on-investment targets. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of its revolving credit facility, depending upon the timing of expenditures.

On November 6, 2007, the Company announced that it has signed a definitive asset purchase agreement to acquire all of the operating assets and intellectual property of Columbus, Ohio based Mitchell’s Fish Market, operating under the names Mitchell’s Fish Market and Columbus Fish Market, and Cameron’s Steakhouse, operating under the names Cameron’s Steakhouse and Mitchell’s Steakhouse from Cameron Mitchell Restaurants, LLC (CMR) for approximately $92.0 million. The acquisition was funded using the Company’s credit facility and was completed on February 19, 2008.

Senior Credit Facility

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

On August 7, 2007, the Company completed a second amendment to its senior credit facility to increase its availability under the facility to $150.0 million. The Company’s ability to request additional funding through the revolving credit facility also increased with this amendment to $50.0 million, for a total potential borrowing of $200.0 million. The amendment also provided that $50.0 million in proceeds may be utilized to repurchase the Company’s common stock, extended the maturity date of the outstanding principal from March 11, 2010 to August 7, 2012, and changed the maximum Consolidated Leverage Ratio in the financial covenants to 3.25:1.00. All other financial covenants, restrictive covenants and terms of the increased revolving credit facility remained unchanged.

On September 13, 2007, the Company entered into a three year interest rate swap to limit the variability of its interest payments. The notional amounts total $75.0 million through September 17, 2008, $50.0 million through September 17, 2009 and $25.0 million through its expiration on September 17, 2010 of the then outstanding debt under its senior credit facility. Previously, the Company had two interest rate swaps in place that were terminated as a result of this new transaction. The Company does not use hedge accounting to account for this swap. The changes in the fair value of the interest rate swap contracts were recorded to interest expense.

As of December 30, 2007, the Company had an aggregate of $96.8 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 6.074%. The Company had approximately $50.2 million of borrowings available under its revolving credit facility, net of outstanding letters of credit of approximately $3.0 million. The Company may, at its option, increase the amount available under its revolving credit facility by an additional $50.0 million. The Company is required to maintain certain financial covenants and is also subject to restrictive covenants under its borrowings. The Company was in compliance with all such covenants at December 30, 2007. The Company’s obligations under the senior credit facility are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries.

On February 19, 2008, the Company amended and restated its existing credit facility to increase the revolving loan commitment to $250.0 million. The amended and restated credit facility continues to provide for an increase in the revolving loan commitment by an additional $50.0 million at the Company’s request (for a total commitment $300.0 million), extends the maturity date of the outstanding principal from March 11, 2010 to February 19, 2013, and changes the maximum Consolidated Leverage Ratio in the financial covenants to 3.50:1.00. The Company used the increased borrowing capacity to fund the acquisition, and plans to use the remaining borrowing capacity to fund working capital needs, expansion and potential future acquisitions.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 30, 2007:

	Payments due by period
	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations	$96.8	$—	$—	$96.8	$—
Operating lease obligations	117.8	12.6	12.4	35.8	57.0

Total	$214.6	$12.6	$12.4	$132.6	$57.0

Off-Balance Sheet Arrangements

As of December 30, 2007, the Company does not have any off-balance sheet arrangements as defined by the SEC in Section 13(j) of the Securities Exchange Act of 1934.

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

During fiscal 2005 and fiscal 2006 the Company recorded losses on impairment of long-lived assets in the amounts of $0.2 million and $1.0 million, respectively. These charges related to the partial impairment of fixtures, equipment and leasehold improvements at two company-owned restaurants, one that closed in 2006 and is included in discontinued operations, and one that is still in operation. There were no impairment charges during fiscal 2007.

Goodwill and Other Intangible Assets

Goodwill and other indefinite lived assets resulted primarily from the Company’s acquisition of franchisee-owned restaurants. The most significant acquisitions were completed in 1996, 1999, 2006 and 2007. Goodwill and franchise rights with indefinite lives are not subject to amortization. However, such assets must be tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and at least annually. The Company completed the most recent impairment test in December 2007, and determined that there were no impairment losses related to goodwill and other indefinite lived assets. In assessing the recoverability of goodwill and other indefinite lived assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. The estimated future cash flows were projected using significant assumptions, including future revenues and expenses. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets.

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

Share-Based Compensation

FAS 123R requires the recognition of compensation expense in the Consolidated Statements of Income related to the fair value of employee share-based options. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the expected dividends. Judgment is also required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted. Prior to adopting FAS 123, the Company applied APB Opinion No. 25, and related Interpretations, in accounting for its stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in 2005.

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

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 30, 2007, the Company had $96.8 million of variable rate debt of which $75.0 million has been converted to fixed rates through the use of interest rate swaps. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal 2007 of approximately $0.2 million.

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

During fiscal 2007, interest expense included a $1.2 million “mark to market” non-cash charge related to an interest rate swap.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of December 30, 2007. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2007 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Change in internal controls over financial reporting

During the fiscal year ending December 30, 2007, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2007. In making this assessment, management applied the criteria based on the “Internal Control – Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s assessment included documenting, evaluating, and testing the design and operating effectiveness of the Company’s internal control over financial reporting. Based upon this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 30, 2007.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an audit report on the Company’s internal control over financial reporting as of December 30, 2007, which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Ruth’s Chris Steak House, Inc.:

We have audited Ruth’s Chris Steak House, Inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ruth’s Chris Steak House, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Ruth’s Chris Steak House, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ruth’s Chris Steak House, Inc. and subsidiaries as of December 31, 2006 and December 30, 2007, and the related consolidated statements of income, shareholders’ equity (deficit), and cash flows for the fifty-two weeks ended December 25, 2005, fifty-three weeks ended December 31, 2006, and fifty-two weeks ended December 30, 2007, and our report dated March 11, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Orlando, Florida

March 11, 2008

Certified Public Accountants

Item 9B.	Other Information

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item for executive officers is set forth under “Executive Officers of the Registrant” in Part I, Item 1 of this report. The other information required by this Item is incorporated by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Audit Committee Disclosure,” “Board of Directors and Corporate Governance” and “Section 16A Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

There have been no material changes to the procedures through which stockholders may recommend nominees to our Board of Directors since April 16, 2007, which is the date of our last proxy statement. We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The text of our Code of Ethics is posted on our website: www.ruthschris.com—click on “Investors”, then click on “Corporate Governance” and then click on “Code of Ethics.” Our Company intends to disclose future amendments to, or waivers from, certain provisions of the Code of Ethics on the Company’s website within four business days following the date of such amendment or waiver. Stockholders may request a free copy of the Code of Ethics from: Ruth’s Chris Steak House, Inc., Attention: Corporate Secretary, 500 International Parkway, Suite 100, Heathrow, Florida 32746.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders. See also the information under the caption “Compensation Committee Report” in the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the sections entitled “Principal Stockholders” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

Options to purchase shares of our common stock have been granted to certain of our directors, executives and key employees under our 2005 Long-Term Equity Incentive Plan and our 2000 Stock Option Plan. The following table summarizes the number of stock options issued and shares of restricted stock granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 30, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2000 Stock Option Plan	284, 619	$0.48	613,940
2004 Restricted Stock Plan(1)	1,167,487	—	—
2005 Long-Term Equity Incentive Plan	1,281,310	$18.24	1,073,695
Equity compensation plans not approved by stockholders	—	—	—

Total	2,448,797	$15.09	1,687,635

(1)	1,167,487 shares of restricted stock were issued under our 2004 Restricted Stock Plan and vest pro rata on a daily basis over a five year period which began on November 8, 2004

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections entitled “Principal Accountant Fees and Services” in its Proxy Statement for the 2008 Annual Meeting of Stockholders.

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

March 11, 2008

RUTH’S CHRIS STEAK HOUSE, INC.

By:	/s/ CRAIG S. MILLER
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Ruth’s Chris Steak House, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates

/s/ CRAIG S. MILLER Craig S. Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 11, 2008

/s/ THOMAS J. PENNISON, JR. Thomas J. Pennison, Jr.	Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	March 11, 2008

/s/ ROBIN P. SELATI Robin P. Selati	Director	March 11, 2008

/s/ CARLA R. COOPER Carla R. Cooper	Director	March 11, 2008

/s/ BANNUS B. HUDSON Bannus B. Hudson	Director	March 11, 2008

/s/ ALAN VITULI Alan Vituli	Director	March 11, 2008

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Ruth’s Chris Steak House, Inc.:

We have audited the accompanying consolidated balance sheets of Ruth’s Chris Steak House, Inc. and subsidiaries as of December 31, 2006 and December 30, 2007, and the related consolidated statements of income, shareholders’ equity (deficit) and cash flows for the fifty-two weeks ended December 25, 2005, fifty-three weeks ended December 31, 2006, and fifty-two weeks ended December 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ruth’s Chris Steak House, Inc. and subsidiaries as of December 31, 2006 and December 30, 2007, and the results of their operations and their cash flows for the fifty-two weeks ended December 25, 2005, fifty-three weeks ended December 31, 2006, and fifty-two weeks ended December 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in the Notes to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, in fiscal year 2006. The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in fiscal year 2007

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ruth’s Chris Steak House, Inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Orlando, Florida

March 11, 2008

Certified Public Accountants

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollar amounts in thousands, except share and per share data)

	December 31, 2006	December 30, 2007
Assets
Current assets:
Cash and cash equivalents	$4,690	$12,311
Accounts receivable, net	11,120	11,825
Inventory	6,453	8,626
Prepaid expenses and other	3,184	2,803
Deferred income taxes	906	874

Total current assets	26,353	36,439
Property and equipment, net	105,092	135,615
Goodwill and franchise rights	65,156	75,877
Other intangible assets, net of accumulated amortization of 2006: $131, 2007: $271	2,032	2,568
Deferred income taxes	8,987	6,110
Other assets	2,100	3,669

Total assets	$209,720	$260,278

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$33,188	$28,868
Deferred revenue	24,676	27,686
Other current liabilities	1,440	1,445

Total current liabilities	59,304	57,999
Long-term debt	68,000	96,750
Deferred rent	14,007	16,245
Other liabilities	431	1,217

Total liabilities	141,742	172,211

Commitments and contingencies (Note 12)
Shareholders’ equity (deficit):
Common stock, par value $.01 per share; 100,000,000 shares authorized, 23,215,356 shares issued and outstanding at December 30, 2007, 23,237,630 shares issued and outstanding at December 31, 2006	232	233
Class B common stock, par value $.01 per share; 1,000,0000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	166,489	168,431
Accumulated deficit	(98,743)	(80,597)
Treasury stock, at cost; no shares at December 31, 2006, 71,950 shares at December 30, 2007	—	—

Total shareholders’ equity	67,978	88,067

Total liabilities and shareholders’ equity	$209,720	$260,278

See accompanying notes to consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(dollar amounts in thousands, except share and per share data)

	Fiscal Year Ended
	December 25, 2005	December 31, 2006	December 30, 2007
Revenues:
Restaurant sales	$199,621	$254,718	$303,658
Franchise income	11,432	12,399	12,896
Other operating income	777	4,362	2,617

Total revenues	211,830	271,479	319,171
Costs and expenses:
Food and beverage costs	61,804	82,016	97,432
Restaurant operating expenses	91,155	113,746	141,477
Marketing and advertising	6,696	8,328	8,447
General and administrative costs	15,208	22,974	25,111
Depreciation and amortization expenses	6,489	8,690	12,010
Pre-opening costs	1,623	2,046	5,020
Hurricane and relocation costs, net of insurance proceeds	2,660	(3,949)	(3,478)
Loss on impairment	—	970	—
Loss on the disposal of property and equipment, net	—	13	1,229

Operating income	26,195	36,645	31,923
Other income (expense):
Interest expense	(8,453)	(2,856)	(5,956)
Accrued dividends and accretion on mandatorily redeemable senior preferred stock	(1,891)	—	—
Other	(39)	33	724

Income from continuing operations before income tax expense	15,812	33,822	26,691
Income tax expense	5,043	10,098	8,541

Income from continuing operations	10,769	23,724	18,150
Discontinued operations:
Loss (gain) from operations of discontinued restaurants, net of income tax benefit:2005—$1,059; 2006—$150; 2007—$21	(164)	(66)	4

Net income	$10,933	$23,790	$18,146

Less dividends earned on junior preferred stock and warrant expense	3,753	—	—

Net income available to common shareholders	$7,180	$23,790	$18,146

Basic earnings per share:
Continuing operations	$0.39	$1.02	$0.78
Discontinued operations	0.01	0.01	—

Basic earnings per share	$0.40	$1.03	$0.78

Diluted earnings per share:
Continuing operations	$0.38	$1.01	$0.78
Discontinued operations	0.01	0.01	—

Diluted earnings per share	$0.39	$1.02	$0.78

See accompanying notes to consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

(dollar and share amounts in thousands)

	Junior Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Treasury Stock		Shareholders’ Equity (Deficit)
	Shares	Value	Shares	Value			Shares	Value
Balance at December 26, 2004	72	$72,537	11,544	$115	$5,548	$(129,713)	—	$—	$(51,513)

Net income	—	—	—	—	—	10,933	—	—	10,933
Dividends	—	—	—	—	—	(3,707)	—	—	(3,707)
Issuance of junior preferred shares	4	3,707	—	—	—	—	—	—	3,707
Warrant expense	—	—	—	—	46	(46)	—	—	—
Exercise of warrants	—	—	1,494	15	(6)	—	—	—	9
Redemption of junior preferred shares	(76)	(76,244)	—	—	—	—	—	—	(76,244)
Shares issued under stock option plan including tax effects	—	—	661	7	2,626	—	—	—	2,633
Compensation expense and other	—	—	—	—	110	—	—	—	110
Issuance of common stock in initial public offering, net of offering costs	—	—	9,375	94	154,243	—	—	—	154,337

Balance at December 25, 2005	—	$—	23,074	$231	$162,567	$(122,533)	—	$—	$40,265

Net income	—	—	—	—	—	23,790	—	—	23,790
Shares issued under stock option plan including tax effects	—	—	163	1	2,873	—	—	—	2,874
Compensation expense and other	—	—	—	—	1,049	—	—	—	1,049

Balance at December 31, 2006	—	$—	23,237	$232	$166,489	$(98,743)	—	$—	$67,978

Net income	—	—	—	—	—	18,146	—	—	18,146
Shares issued under stock option plan including tax effects	—	—	49	1	367	—	—	—	368
Compensation Expense and other	—	—	—	—	1,575	—	—	—	1,575
Repurchase of Restricted Stock	—	—	—	—	—	—	72	—	—

Balance at December 30, 2007	—	$—	23,286	$233	$168,431	$(80,597)	72	$—	$88,067

See accompanying notes to consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Fiscal Year Ended
	December 25, 2005	December 31, 2006	December 30, 2007
Cash flows from operating activities:
Net income	$10,933	$23,790	$18,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,617	8,690	12,010
Deferred income taxes	595	(438)	2,909
Non-cash interest expense	2,980	88	99
Loss on sale or disposition of assets	89	81	1,229
Loss on impairment	221	970	—
Non-cash compensation expense	110	733	1,575
Accrued dividends and accretion on mandatorily redeemable preferred stock	1,891	—	—
Income tax benefits credited to equity upon exercise of stock options	2,314	—	—
Changes in operating assets and liabilities:
Accounts receivables	(6,210)	(1,720)	(705)
Inventories	(927)	(1,862)	(1,941)
Prepaid expenses and other	23	(1,028)	381
Other assets	(243)	(254)	(1,480)
Accounts payable and accrued expenses	5,175	9,672	(3,491)
Deferred revenue	3,947	6,036	3,010
Deferred rent	1,963	2,277	2,244
Other liabilities	139	633	786

Net cash provided by operating activities	29,617	47,668	34,772

Cash flows from investing activities:
Acquisition of property and equipment	(19,627)	(48,771)	(42,429)
Acquisition of franchises and lease right	—	(38,868)	(13,473)
Acquisition of RCSH Millwork	—	—	(260)
Proceeds on sale or disposition of fixed assets	2,108	—	80
Insurance proceeds related to hurricane damage	—	3,421	—

Net cash used in investing activities	(17,519)	(84,218)	(56,082)

Cash flows from financing activities:
Principal repayments on long-term debt	(198,000)	(22,500)	(5,000)
Proceeds from long-term financing	155,500	52,000	33,750
Redemption of senior preferred stock	(41,748)	—	—
Redemption of junior preferred stock	(76,243)	—
Income tax benefits credited to equity upon exercise of stock options	—	2,738	279
Proceeds from exercise of stock options and warrants	328	144	90
Proceeds from issuance of common stock	154,337	—	—
Deferred financing costs	(1,193)	(127)	(188)

Net cash (used in) provided by financing activities	(7,019)	32,255	28,931

Net increase (decrease) in cash and cash equivalents	5,079	(4,295)	7,621
Cash and cash equivalents at beginning of period	3,906	8,985	4,690

Cash and cash equivalents at end of period	$8,985	$4,690	$12,311

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6,099	$2,851	$5,170
Income taxes	3,144	6,301	8,279
Supplemental disclosures of non-cash equity information:
Issuance of junior preferred stock in payment of dividends	3,707	—	—

See accompanying notes to consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

(1) Organization and Description of Business

Ruth’s Chris Steak House, Inc. and its subsidiaries (the “Company”) operate 118 restaurants and a wholesale restaurant equipment company, and sell franchise rights to franchisees giving them the exclusive right to operate similar restaurants in a particular location designated in the franchise agreement. At December 31, 2006 and December 30, 2007, there were 100 and 118 restaurants operating, respectively. Of the 118 restaurants operating at December 30, 2007, 61 were wholly-owned Company restaurants and 57 were franchise restaurants. Of the 100 restaurants operating at December 31, 2006, 50 were wholly-owned Company restaurants and 50 were franchise restaurants. During 2007, eight company-owned restaurants were opened, three previously franchised restaurants were acquired, and ten franchise-owned restaurants were opened. During 2006, one company-owned restaurant was closed, three company-owned restaurants were opened, seven previously franchised restaurants were acquired, seven franchise-owned restaurants were opened and one franchise-owned restaurant closed.

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

The Company manages its operations by restaurant. The Company has aggregated its operations into one reportable segment.

(2) Summary of Significant Accounting Policies

(a) Reporting Period

The Company utilizes a 52- or 53-week reporting period ending on the last Sunday of December. The periods ended December 30, 2007 (fiscal 2007) and December 25, 2005 (fiscal 2005) each had a 52-week reporting period. The period ended December 31, 2006 (fiscal 2006) had a 53-week reporting period.

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

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(e) Allowance for Doubtful Accounts

The Company performs a specific review of account balances and applies historical collection experience to the various aging categories of receivable balances in establishing an allowance.

(f) Inventories

Inventories consisting of food, beverages, and supplies are stated at the lower of cost or market; cost is determined using the first-in, first-out method.

(g) Property and Equipment

Property and equipment are stated at cost. Expenditures for improvements and major renewals are capitalized, and minor replacement, maintenance, and repairs are charged to expense. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line basis over the shorter of the lease term or the estimated useful lives of the assets. The estimated useful lives for assets are as follows: Building and Building Improvements, 20 to 40 years; Equipment, 5 years; Furniture and Fixtures, 5 to 7 years; Computer Equipment, 3 to 5 years; Leasehold Improvements, 5 to 20 years.

(h) Goodwill and Other Intangibles

Goodwill and franchise rights acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and franchise rights are tested annually on a reporting unit (which is defined as an individual restaurant) basis for impairment, and is tested more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Based upon the Company’s review, no goodwill or franchise right impairment charge was required in 2005, 2006, or 2007.

(i) Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining bank and other long-term financing. These fees are amortized using a method that approximates the interest method over the term of the related financing. Amortization expense of deferred financing cost was $2,911, $88, and $99 in fiscal 2005, 2006, and 2007, respectively.

(j) Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization are reviewed for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

(l) Marketing and Advertising

Marketing and advertising expenses in the accompanying consolidated statements of operations included advertising expenses of approximately $5.2 million, $5.6 million and $5.6 million for fiscal 2005, fiscal 2006 and fiscal 2007, respectively. Advertising costs are expensed as incurred.

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

(p) Derivative Instruments

The Company utilized derivative instruments in 2006 and 2007 to manage interest rate risk. The Company does not apply hedge accounting as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and any changes in fair value of the derivative instruments are marked-to-market through earnings in the period of change. Cash flows related to derivatives are included in operating activities.

(q) Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. Revenues are presented net of sales taxes. Deferred revenue primarily represents the Company’s liability for gift cards that have been sold, but not yet redeemed, and is recorded at the expected redemption value. When the gift cards are redeemed, the Company recognizes restaurant sales and reduces the deferred revenue. Company gift cards

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

redeemed at franchisee-owned locations reduce the deferred revenue but do not result in restaurant sales. The expected redemption value of the gift cards represents the full value of all gift cards issued less the amount the company has recognized as other operating income for gift cards that are not expected to be redeemed. The Company recognizes as other operating income the remaining value of gift cards that have not been redeemed 18 months following the last date of card activity, subject to limitations in some jurisdictions in which we operate.

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

(r) Foreign Revenues

The Company currently has eleven international franchise locations in Canada, Mexico, China (Hong Kong), Japan and Taiwan. In accordance with its franchise agreements relating to these international locations, the Company receives royalty revenue from these franchisees in U.S. dollars. Franchise fee royalties from international locations made up less than 1% of total revenues in all periods presented.

(s) Stock-Based Compensation

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

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

As a result of the adoption of FAS 123R on December 26, 2005, the fiscal 2006 and fiscal 2007 consolidated statement of income was impacted as follows:

	2006	2007
Reduction in operating income from continuing operations	$667	$1,515
Reduction in income before taxes	667	1,515
Reduction in operating net income	468	1,030
Reduction in earnings per share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04

The following table illustrates the effect on net income adjusted for pro forma provision for income taxes if the fair-value-based method had been applied to all outstanding and unvested awards in each period. For purposes of pro forma disclosures, the value of options is estimated using a Black-Scholes option pricing formula and amortized to expense over the options’ vesting periods; using the graded vesting method. The following pro forma information sets forth net income assuming that the Company had used the FAS 123 fair value method in accounting for employee stock options during fiscal 2005.

2005
Net income, as reported	$7,180
Stock-based employee compensation expense	(80)

Pro-forma net income	$7,100

Net income per share:
Basic—as reported	$0.40
Basic—pro forma	$0.40
Diluted—as reported	$0.39
Diluted—proforma	$0.38

(t) Use of Estimates

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

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(u) Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

•

The carrying amount of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current and long-term liabilities are a reasonable estimate of their fair values.

•

Borrowings under the senior credit facility as of December 30, 2007 and the term loan and revolving credit facility as of December 30, 2007 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

(v) Contingencies

The Company recognizes liabilities for contingencies when there is an exposure that indicates it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of impairment or loss can be reasonably estimated.

(w) Recent Accounting Pronouncements

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

(x) Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net income.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(3) Property and Equipment

Property and equipment consists of the following:

	December 31, 2006	December 30, 2007
Land	$7,778	$7,582
Building and building improvements	30,830	44,899
Equipment	20,590	25,885
Computer equipment	4,341	5,930
Furniture and fixtures	8,934	11,790
Leasehold improvements	64,387	88,432
Construction-in-progress	16,543	9,559

	153,403	194,077
Less accumulated depreciation	(48,311)	(58,462)

	$105,092	$135,615

The Company capitalizes interest as a component of the cost of construction in progress. In connection with assets under construction in 2005, 2006 and 2007, the Company has capitalized $123, $203 and $375 of interest costs, respectively, in accordance with SFAS No. 34, Capitalization of Interest Cost.

(4) Long-term Debt

Long-term debt consists of the following:

Senior Credit Facility:	December 31, 2006	December 30, 2007
Revolving credit facility	$68,000	$96,750
Less current maturities	—	—

	$68,000	$96,750

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

On August 7, 2007, the Company completed a second amendment to its senior credit facility to increase its availability under the facility to $150.0 million. The Company’s ability to request additional funding through the revolving credit facility also increased with this amendment to $50.0 million, for a total potential borrowing of $200.0 million. The amendment also provided that $50.0 million in proceeds may be utilized to repurchase the

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Company’s common stock, extended the maturity date of the outstanding principal from March 11, 2010 to August 7, 2012, and changed the maximum Consolidated Leverage Ratio in the financial covenants to 3.25:1.00. All other financial covenants, restrictive covenants and terms of the increased revolving credit facility remained unchanged.

On September 13, 2007, the Company entered into a three year interest rate swap to limit the variability of its interest payments. The notional amounts total $75.0 million through September 17, 2008, $50.0 million through September 17, 2009 and $25.0 million through its expiration on September 17, 2010 of the then outstanding debt under its senior credit facility. Previously, the Company had two interest rate swaps in place that were terminated as a result of this new transaction. The Company does not use hedge accounting to account for this swap.

As of December 30, 2007, the Company had an aggregate of $96.8 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 6.074%. The Company had approximately $50.2 million of borrowings available under its revolving credit facility, net of outstanding letters of credit of approximately $3.0 million. An additional $50.0 million is also available upon the Company’s request. The Company is required to maintain certain financial covenants and is also subject to restrictive covenants under its borrowings. The Company was in compliance with all such covenants at December 30, 2007. The Company’s obligations under the senior credit facility are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries.

On February 19, 2008, the Company amended and restated its existing credit facility to increase the revolving loan commitment to $250.0 million. The amended and restated credit facility continues to provide for an increase in the revolving loan commitment by an additional $50.0 million at the Company’s request (for a total commitment $300.0 million), extends the maturity date of the outstanding principal from March 11, 2010 to February 19, 2013, and changes the maximum Consolidated Leverage Ratio in the financial covenants to 3.50:1.00. Management intends to use facility to fund the acquisition, working capital needs, expansion and potential future acquisitions.

(5) Shareholders’ Equity

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

(6) Employee Benefit Plan

In 2000, the Company established a 401(k) plan. Eligible employees may contribute up to 15% of their annual compensation. At the discretion of the Company’s management and Board of Directors, the Company can match the employees’ contributions at year end. Employees vest in the Company’s contributions based upon their years of service. The Company’s expenses relating to matching contributions were approximately $112, $173, and $226 for fiscal 2005, 2006 and 2007, respectively. During 2005, the Company added a profit sharing component to the 401(k) plan that provided for a payment to all employees if the Company achieved certain predetermined financial targets. The Company’s expense related to the profit sharing was approximately $398, $348 and $0 for fiscal 2005, 2006 and 2007, respectively.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(7) Incentive and Stock Option Plans

As of December 30, 2007, the Company had the following share-based compensation plans:

2000 Stock Option Plan

The Company established a stock option plan (the 2000 Stock Option Plan) which allows the Company’s Board of Directors to grant stock options to directors, officers, key employees, and other key individuals performing services for the Company. The 2000 Stock Option Plan authorizes grants of options to purchase up to 1,765,981 shares of authorized but unissued Class A common stock. The Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to ten years from date of grant. Under the Company’s 2000 Stock Option Plan there are 284,619 shares of common stock issuable upon exercise of currently outstanding options at December 30, 2007 and 613,258 shares available for future grants. No future grants are expected to be made under the 2000 Stock Option Plan.

2004 Restricted Stock Plan

The Company established a restricted stock plan (the 2004 Restricted Stock Plan), which allows the Company’s Board of Directors to grant restricted stock to directors, officers and other key employees. The 2004 Restricted Stock Plan authorizes restricted stock grants of up to 1,167,487 shares of authorized but unissued Class A common stock. Under the Company’s 2004 Restricted Stock Plan, there are 1,167,487 shares of Class A common stock reserved for issue at December 30, 2007 and no shares available for future grants.

2005 Long-Term Equity Incentive Plan

In connection with the initial public offering, the Company adopted the Ruth’s Chris Steak House, Inc. 2005 Long-Term Equity Incentive Plan (the 2005 Equity Incentive Plan), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees, and other key individuals performing services for the Company. The 2005 Equity Incentive Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to five years from date of grant. Under the Company’s 2005 Long-Term Equity Incentive Plan, there are 1,281,310 shares of common stock reserved for issue at December 30, 2007 and 1,073,695 shares available for future grants.

The following table summarizes stock option activity for fiscal 2007 under all plans:

	December 30, 2007
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Outstanding at beginning of year	1,123,369	$13.07
Granted	544,841	18.13
Exercised	(49,676)	1.81
Forfeited	(52,605)	18.42

Outstanding at end of year	1,565,929	$15.01	7.91	$2,356

Options exercisable at year end	477,751	$9.22	5.90	$2,020

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

As of December 30, 2007, there was $6.2 million of total unrecognized compensation costs related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 3.71 years. The total intrinsic value of options exercised in fiscal 2005, 2006 and 2007 was $11.6, $3.2 and $0.8 million, respectively. The Company recorded $0.7 million and $1.5 million in total compensation cost during fiscal 2006 and 2007, respectively, that was expensed in general and administrative costs.

During fiscal 2005, 2006, and 2007, the Company received $319, $144 and $90, respectively, in cash related to the exercise of options and tax benefits of $3.4, $2.7 and $0.3 million, respectively. The exercise of shares were fulfilled from shares reserved for issue under the stock option plans and resulted in an increase in issued shares outstanding.

A summary of the status of non-vested shares as of December 30, 2007 and changes during fiscal 2007 is presented below.

	December 30, 2007
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares at beginning of year	781,341	$6.11
Granted	544,841	7.44
Vested	(193,101)	5.12
Canceled	(44,903)	6.88

Non-vested shares at end of period	1,088,178	$6.92

The weighted-average grant-date per share fair value of options granted in fiscal 2007 was $7.44. The weighted-average grant-date per share fair value of options granted in fiscal 2005 and 2006 was $4.91 and $7.82, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions noted in the following table. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award. The assumptions listed below represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. In addition, the Company is required to estimate the expected forfeiture rate and only recognizes expense for those shares expected to vest. If the actual forfeiture rate is materially different from the Company’s estimate, the share-based compensation expense could be materially different.

The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturities rate in effect at the time of grant. The Company utilized a blended rate for expected volatility during 2007 based on the historical volatility of our stock and a representative peer group with a similar expected term of options granted. The following weighted-average assumptions were used for stock option grants in each year:

	2005	2006	2007
Expected life	5.0 yrs	6.3 yrs	6.3 yrs
Risk-free interest rate	4.28%	4.84%	4.60%
Volatility	20.0%	32.1%	31.13%
Expected dividend yield	0.0%	0.0%	0.0%

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(8) Earnings per share

Basic earnings per common share were computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the fiscal year. Basic and diluted earnings per common share for fiscal 2005 were determined on the assumption that all outstanding warrants were exercised as of the beginning of the fiscal year. There were no warrants outstanding in fiscal 2006 or 2007. Diluted earnings per share for fiscal year 2006 and 2007 excludes 44,500 stock options at a weighted-average price of $20.25 and 1,238,810 stock options at a weighted-average price of $17.15, respectively, which were outstanding during the period but were anti-dilutive. There were no stock options outstanding that were anti-dilutive for fiscal 2005.

The following table sets forth the computation of basic and diluted earnings per share:

	December 25, 2005	December 31, 2006	December 30, 2007
Net Income available to common shareholders	$7,180	$23,790	$18,146

Shares:
Weighted average number of common shares outstanding	17,961,198	23,175,323	23,206,864
Dilutive stock options	748,943	253,862	192,582

Weighted-average number of common shares outstanding	18,710,141	23,429,185	23,399,446

Basic earnings per common share:
Continuing operations	$0.39	$1.02	$0.78
Discontinued operations	0.01	0.01	—

Basic earnings per common share	$0.40	$1.03	$0.78

Diluted earnings per common share:
Continuing operations	$0.38	$1.01	$0.78
Discontinued operations	0.01	0.01	—

Diluted earnings per common share	$0.39	$1.02	$0.78

On August 1, 2005, the Company completed a 20.75281-for-1 stock split of its common stock. Accordingly, basic and diluted shares for all periods presented have been adjusted for the stock split.

(9) Acquisitions

During fiscal 2006, the Company completed the acquisition of seven previously franchised restaurants pursuant to the asset purchase agreement dated April 24, 2006. The restaurants acquired are located in Northbrook and Chicago, Illinois; Memphis and Nashville, Tennessee; Jacksonville and Ponte Vedra, Florida; and Troy, Michigan. This acquisition was done to facilitate additional development in the respective geographic markets, as well as enhance future long term growth potential of both Company-operated restaurants and the Ruth’s Chris brand. The acquisition was financed with borrowings under the Company’s revolving credit facility.

The results of the operations of the seven purchased franchises have been included in the Company’s consolidated statement of income from the date of acquisition. The Company allocated the purchase price to the assets acquired in the acquisition at their estimated fair values with the remainder allocated to goodwill and franchise rights. For income tax purposes, there is $34,624 that is deductible. The weighted-average life of the

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

amortizable intangible assets is approximately 2 years. The below table summarizes the allocation of proceeds paid to the seller as well as acquisition costs. Approximately $335 associated with legal and closing costs are included in goodwill and franchise rights. The allocation of the purchase price is summarized below.

Inventory	$463
Property, Plant and Equipment	2,213
Goodwill and franchise rights	34,624
Non-compete agreement	35

Total assets acquired	$37,335

On September 10, 2007, the Company completed the acquisition of three previously franchised restaurants pursuant to the asset purchase agreements dated as of April 16, 2007. The acquired restaurants are located in Bellevue and Seattle, Washington; and Portland, Oregon. This acquisition is expected to open up the contiguous West Coast to company-owned development. In connection with the acquisition, the Company acquired all of the Seller’s interests in the three aforementioned Ruth’s Chris Steak House restaurants for approximately $13.3 million in cash.

The results of the operations of the three purchased franchises have been included in the Company’s consolidated statement of income from the date of acquisition. The Company allocated the purchase price to the assets acquired in the acquisition at their estimated fair values with the remainder allocated to goodwill and franchise rights. For income tax purposes, there is $10,600 that is deductible. The below table summarizes the allocation of proceeds paid to the seller as well as acquisition costs. The weighted-average life of the amortizable intangible assets is approximately 8 years. Approximately $223 associated with legal and closing costs are included in goodwill and franchise rights. The preliminary allocation of the purchase price is summarized below.

Inventory	$232
Property, Plant and Equipment	1,965
Goodwill and franchise rights	10,600
Non-compete agreement	70
Lease	606

Total assets acquired	$13,473

On August 6, 2007, the Company completed the acquisition of Design Custom Millwork, Inc., a millwork company, pursuant to the asset purchase agreement dated as of July 24, 2007. All assets were purchased for approximately $260 in cash. The Company allocated the purchase price to the assets acquired in the acquisition at their estimated fair values with the remainder allocated to goodwill as follows: $139 to property, plant and equipment and $121 to goodwill and other intangibles. All of the goodwill is deductible for income tax purposes.

On November 6, 2007, the Company entered into a definitive asset purchase agreement to acquire all of the operating assets and intellectual property of Mitchell’s Fish Market, operating under the names Mitchell’s Fish Market and Columbus Fish Market, and Cameron’s Steakhouse, operating under the names Cameron’s Steakhouse and Mitchell’s Steakhouse from Cameron Mitchell Restaurants, LLC. See Footnote [16].

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(10) Income Taxes

Income tax expense (benefit) from continuing operations consists of the following:

	Current	Deferred	Total
Year ended December 25, 2005:
U.S. Federal	$4,563	$(476)	$4,087
State	576	180	756
Foreign	200	—	200

	$5,339	$(296)	$5,043

Year ended December 31, 2006:
U.S. Federal	$8,907	$(296)	$8,611
State	1,259	(128)	1,131
Foreign	356	—	356

	$10,522	$(424)	$10,098

Year ended December 30, 2007:
U.S. Federal	$3,986	$2,748	$6,734
State	1,378	173	1,551
Foreign	256	—	256

	$5,620	$2,921	$8,541

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	2005	2006	2007
Income tax expense at statutory rates	$5,376	$11,838	$9,342
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	499	735	896
FAS 123(R) expense	—	199	444
FICA tax credit	(1,671)	(2,057)	(2,519)
Nondeductible accrued dividends and accretion of mandatorily redeemable preferred stock	643	—	—
Other	196	(617)	378

	$5,043	$10,098	$8,541

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

	December 25, 2005	December 31, 2006	December 30, 2007
Deferred tax assets:
Accounts payable and accrued expenses	$240	$895	$927
Deferred rent	1,387	2,985	2,710
Net state operating loss carryforwards	4,937	5,902	6,064
Tax credit carryforwards	3,457	3,992	—
Property and equipment	2,307	4,226	6,335
Other	55	215	492

Total gross deferred tax assets	12,383	18,215	16,528
Less valuation allowance	(61)	(999)	(1,438)

Net deferred tax assets	12,322	17,216	15,090
Deferred tax liabilities:
Intangible assets	(2,831)	(7,241)	(7,984)
Other	(37)	(82)	(122)

Total gross deferred tax liabilities	(2,868)	(7,323)	(8,106)

Net deferred tax assets	$9,454	$9,893	$6,984

There was a valuation allowance for deferred tax assets at December 31, 2006 and December 30, 2007 of $999 and $1,438, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

As of December 30, 2007, the Company has state net operating loss carry-forwards of $73.0 million which are available to offset state taxable income through 2026.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) , on January 1, 2007. The implementation of FIN 48 did not result in any changes to the Company’s unrecognized tax benefits for uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at January 1, 2007	$650
Gross increases for tax positions of prior years	354
Gross decreases for tax positions of prior years	(492)
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits balance at December 30, 2007	$512

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

As of December 30, 2007, the Company’s gross unrecognized tax benefits totaled approximately $512, all of which, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the unrecognized tax benefits within the next 12 months. Our continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007 and December 30, 2007, the Company had accrued approximately $139 and $88 respectively for the payment of interest, which is included as a component of the unrecognized tax benefit noted above.

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction, many state jurisdictions and Puerto Rico. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for years before 2004 and is no longer subject to state and local or Puerto Rico income tax examinations by tax authorities for years before 2003.

(11) Leases

All of the Company’s owned restaurants operate in leased premises, with the exception of the locations in Metairie, Houston, Columbus, Palm Desert, Palm Beach, Ft. Lauderdale and Sarasota, which are owned properties. Remaining lease terms range from approximately 4 to 30 years, including anticipated renewal options. The leases generally provide for minimum annual rental payments and are subject to escalations based, in some cases, upon increases in the Consumer Price Index, real estate taxes, and other costs. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. Certain leases also provide for rent deferral during the initial term of such lease and/or scheduled minimum rent increases during the terms of the leases. For financial reporting purposes, rent expense is recorded on a straight-line basis over the life of the lease. Accordingly, included in long-term liabilities in the accompanying consolidated balance sheets at December 25, 2005, December 31, 2006 and December 30, 2007 are accruals related to such rent deferrals and the pro rata portion of scheduled rent increases of approximately $11.7 million, $14.0 million, and $16.3 million respectively, net of the current portion included in other current liabilities of $1.0 million, $1.4 million, and $1.5 million, respectively.

Future minimum annual rental commitments under leases as of December 30, 2007 are as follows:

Lessee:
2008	$12,567
2009	12,401
2010	12,403
2011	12,074
2012	11,345
Thereafter	56,986

$117,776

Rental expense consists of the following:

	Fiscal Year
	2005	2006	2007
Minimum rentals	$7,379	$8,894	$11,562
Contingent rentals	2,614	3,566	3,802

	$9,993	$12,460	$15,364

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In December 2006, the Company purchased the building in Heathrow, Florida that houses its corporate headquarters. As a result, the Company assumed two tenant leases associated with the building. Rent revenue of $42 was included in other income in fiscal 2006 and $1.0 million in fiscal 2007. The minimum rents expected to be received under these leases are as follows:

Lessor:
2008	$1,102
2009	1,122
2010	1,143
2011	476
Thereafter	—

$3,843

(12) Commitments and Contingencies

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

(13) Discontinued Operations

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

During August 2005, the Company entered into an agreement with the Manhattan (UN), New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorneys fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with landlord for the remaining term. This agreement resulted in a reduction of previously recorded rental liability. At December 30, 2007, the Company maintained a contingent lease liability of $0.2 million related to this property. The Company accounted for its exit costs in accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which required that such costs be expensed in the periods such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying consolidated income statements.

As discussed in Note 2 to the consolidated financial statements, the Company accounts for its closed restaurants in accordance with the provisions of SFAS No. 144. Therefore, when a restaurant is closed, and the restaurant is either held for sale or abandoned, the restaurant’s operations are eliminated from the ongoing

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, are reclassified. Discontinued operations consist of the following:

	Fiscal Year
	2005	2006	2007
Revenues	$2,707	$1,569	—
Income (loss) before income tax	$(895)	$(84)	$(25)
Income (loss) from operations of discontinued restaurants, net of income tax benefit	$164	$66	$(4)

(14) Supplemental Consolidated Financial Statement Information

(a) Accounts Receivable, net

Accounts receivable, net consist of the following:

	December 31, 2006	December 30, 2007
Bank credit card receivables	$5,384	$4,445
Landlord contributions	4,003	2,198
Franchise fees	1,366	1,553
Trade	238	513
Net income tax refundable	183	3,056
Other	62	289
Allowance for doubtful accounts	(116)	(229)

	$11,120	$11,825

(b) Other Assets

Other assets consist of the following:

	December 31, 2006	December 30, 2007
Deposits	$1,022	$1,030
Liquor licenses	477	1,395
Deferred financing costs	373	460
Other	228	784

	$2,100	$3,669

(c) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2006	December 30, 2007
Accounts payable & other accrued expenses	$21,330	$18,115
Accrued payroll & related benefits	8,808	7,654
Sales & use tax payable	2,642	2,551
Accrued interest payable	408	548

	$33,188	$28,868

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(15) Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (amounts in thousands, except per share information):

	Quarter Ended
	March 26, 2006	June 25, 2006	September 24, 2006	December 31, 2006	Total
Revenues	$64,660	$60,548	$58,255	$88,016	$271,479
Operating income	9,008	7,146	3,151	12,760	32,065
Net income	5,915	4,868	2,331	10,676	23,790
Net Income available to common shareholders	$5,915	$4,868	$2,331	$10,676	$23,790
Basic earnings per share:
Continuing operations	$0.26	$0.21	$0.10	$0.45	$1.02
Discontinued operations	—	—	—	0.01	0.01

Basic earnings per share	$0.26	$0.21	$0.10	$0.46	1.03

Diluted earnings per share:
Continuing operations	$0.25	$0.21	$0.10	$0.45	$1.01
Discontinued operations	—	—	—	0.01	0.01

Diluted earnings per share	$0.25	$0.21	$0.10	$0.46	1.02

	Quarter Ended
	April 1, 2007	July 1, 2007	September 30, 2007	December 30, 2007	Total
Revenues	$81,499	$78,434	$70,224	$89,014	$319,171
Operating income	10,881	9,026	3,926	8,090	31,923
Net income	6,782	5,444	1,780	4,140	18,146
Net Income available to common shareholders	$6,782	$5,444	$1,780	$4,140	$18,146
Basic earnings per share:
Continuing operations	$0.29	$0.23	$0.08	$0.18	$0.78
Discontinued operations	—	—	—	—	—

Basic earnings per share	$0.29	$0.23	$0.08	$0.18	$0.78

Diluted earnings per share:
Continuing operations	$0.29	$0.23	$0.08	$0.18	$0.78
Discontinued operations	—	—	—	—	—

Diluted earnings per share	$0.29	$0.23	$0.08	$0.18	$0.78

During the fiscal quarters ended June 25, 2006, September 24, 2006, December 31, 2006 and April 1, 2007, the Company received $0.4 millions, $1.0 million, $3.2 million and $3.7 million respectively in net insurance proceeds associated with property damage recoveries and business interruption claims from Hurricane Katrina.

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

(16) Subsequent Event

On February 19, 2008, the Company completed the acquisition of the Mitchell’s Fish Market, operating under the names Mitchell’s Fish Market and Columbus Fish Market, and Cameron’s Steakhouse, operating under the names Cameron’s Steakhouse and Mitchell’s Steakhouse from Cameron Mitchell Restaurants, LLC (CMR)

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

for approximately $92.0 million. The acquisition has been funded through the Company’s credit facility. These restaurants will be the first the Company owns that focus primarily of serving seafood and that do not have the “Ruth’s Chris” brand.

On February 19, 2008, the Company amended and restated its existing credit facility to increase the revolving loan commitment to $250.0 million. The amended and restated credit facility continues to provide for an increase in the revolving loan commitment by an additional $50.0 million at the Company’s request (for a total commitment $300.0 million), extends the maturity date of the outstanding principal from March 11, 2010 to February 19, 2013, and changes the maximum Consolidated Leverage Ratio in the financial covenants to 3.50:1.00. Management intends to use facility to fund the acquisition, working capital needs, expansion and potential future acquisitions.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement dated as of August 8, 2005 between Ruth’s Chris Steak House, Inc. and Banc of America Securities LLC, Wachovia Capital Markets, LLC, Goldman, Sachs & Co., RBC Capital Markets Corporation, CIBC World Markets Corp., SG Cowen & Co., LLC and Piper Jaffray & Co., as representatives of the underwriters set forth in Schedule A thereto (incorporated by reference to Exhibit 1.1 of Ruth’s Chris Steak House, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124285), as amended, which became effective on August 8, 2005 (the “Registration Statement”)).

3.1	Amended and Restated Certificate of Incorporation of Ruth’s Chris Steak House, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement, as filed on August 3, 2005).

3.2	Restated By-Laws of Ruth’s Chris Steak House, Inc. (incorporated by reference to Exhibit 3.2 of the Registration Statement, as filed on July 12, 2005).

4.1	Form of Certificate of Common Stock of Ruth’s Chris Steak House, Inc. (incorporated by reference to Exhibit 4.1 of the Registration Statement, as filed on August 3, 2005).

10.1	Transaction and Merger Agreement, dated as of July 16, 1999, among the Registrant, RUF Merger Corp., Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P. and Special Advisors Fund I, LLC (incorporated by reference to Exhibit 10.1 of the Registration Statement, as filed on April 25, 2005).

10.2	License Agreement, dated as of July 16, 1999, between Ruth U. Fertel and the Registrant (incorporated by reference to Exhibit 10.4 of the Registration Statement, as filed on April 25, 2005).

10.3	2005 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.13 of the Registration Statement, as filed on August 8, 2005). *

10.4	2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.14 of the Registration Statement, as filed on April 25, 2005). *

10.5	Amendment No. 1 to the 2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.15 of the Registration Statement, as filed on June 7, 2005). *

10.6	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.16 of the Registration Statement, as filed on April 25, 2005). *

10.7	2000 Stock Option Plan (incorporated by reference to Exhibit 10.17 of the Registration Statement, as filed on April 25, 2005). *

10.8	Form of Stock Option Agreement under 2000 Stock Option Plan (incorporated by reference to Exhibit 10.18 of the Registration Statement, as filed on April 25, 2005). *

10.9	Employment agreement of Craig S. Miller (incorporated by reference to Exhibit 10.19 of the Registration Statement, as filed on April 25, 2005). *

10.10	Employment agreement of Geoffrey D.K. Stiles (incorporated by reference to Exhibit 10.20 of the Registration Statement, as filed on April 25, 2005). *

10.11	Form of Stock Option Agreement under 2005 Long Term Equity Incentive Plan (incorporated by reference to Exhibit 10.22 of the Registration Statement, as filed on August 8, 2005). *

10.12	Amended and Restated Management Bonus Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on August 7, 2006). *

10.13	Deferred Compensation Plan of the Company (incorporated by reference to Exhibits 10.1 and 10.2 of the Current Report on Form 8-K filed by the Company on November 2, 2005). *

E-1

Exhibit	Description
10.14	Deferred Compensation Plan of RCSH Management, Inc. (incorporated by reference to Exhibits 10.1 and 10.3 of the Current Report on Form 8-K filed by the Company on November 2, 2005). *

10.15	Form of Employment Agreement entered into between the Registrant and each of David L. Cattell, Thomas S. Pennison, Jr. and Thomas E. O’Keefe, Jr. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 30, 2005).*

10.16	Form of Amended and Restated Letter of Understanding and Salary Continuation Agreement entered into between the Registrant and each of Geoffrey D.K. Stiles, David L. Cattell, Sarah C. Jackson, Thomas E. O’Keefe, Jr. and Thomas J. Pennison, Jr. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on June 1, 2007). *

10.17	Shareholders Agreement between the Registrant, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., Special Advisors Fund I, LLC, First Union Investors, Inc., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore and each of the stockholders of the Registrant identified as Investors therein (incorporated by reference to Exhibit 10.2 of the Registration Statement, as filed on April 25, 2005).

10.18	Registration Agreement between the Registrant, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P. and Special Advisors Fund I, LLC, First Union Investors, Inc., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, and each of the stockholders of the registrant identified as Investors therein (incorporated by reference to Exhibit 10.3 of the Registration Statement, as filed on April 25, 2005).

10.19	Asset Purchase Agreement, dated as of April 24, 2006, by and among Ruth’s Chris Steak House, Inc., Thomas J. Moran, Jr., individually, and Prime Steak—Chicago, Inc., Prime Steak—Troy, LLC, Prime Steak—Jacksonville, LLC, Prime Steak—Northbrook, LLC, Prime Steak—Ponte Vedra, LLC, Prime Steak—Detroit, Inc., T. J. Moran and Associates, Inc., Prime Steak—Memphis, Inc. and Bekmet, Inc. and Capital City Restaurants, Inc., as Intervenor (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by the Company on March 3, 2006).

10.20	Purchase and Sale agreement between Ruth’s Chris Steak House, Inc. and Colonial Realty Limited Partnership dated December 19, 2006 (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by the Company on December 22, 2006).

10.21	Asset Purchase Agreement, dated as of April 16, 2007, by and among Ruth’s Chris Steak House, Inc., Steven Queyrouze, RCSH Bellevue, L.L.C., a Washington limited liability company, and Anne Queyrouze (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by the Company on May 9, 2007).

10.22	Asset Purchase Agreement, dated as of April 16, 2007, by and among Ruth’s Chris Steak House, Inc., Steven Queyrouze, Bayou Investors Limited Liability Company, a Washington limited liability company and Anne Queyrouze (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by the Company on May 9, 2007).

10.23	Asset Purchase Agreement, dated as of April 16, 2007, by and among Ruth’s Chris Steak House, Inc., Steven Queyrouze, New N.O. Crescent City Investors, L.L.C., a Washington limited liability company, and Anne Queyrouze (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by the Company on May 9, 2007).

10.24	Terms of Employment and Memorandum of Understanding between the Registrant and Damon M. Liever dated as of July 16, 2007 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on July 17, 2007).*

10.25	First Amendment to the Thomas J. Pennison, Jr. Amended and Restated Terms of Employment/ Letter of Understanding and Salary Continuation Agreement, dated as of January 10, 2008, between the Registrant and Thomas J. Pennison, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on January 11, 2008).*

E-2

Exhibit	Description
10.26	Asset Purchase Agreement, dated as of November 6, 2008, between Ruth’s Chris Steak House Inc. and Cameron Mitchell Restaurants, LLC, with M. Cameron Mitchell and 1245 Properties, LLC as interveners.**

10.27	Amended and Restated Credit Agreement, dated as of February 19, 2008 by and among the Registrant, as Borrower, the Lenders listed therein, as Lenders, Wells Fargo Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Documentation Agents.**

21.1	Subsidiaries.**

23.1	Consent of KPMG LLP **

31.1	Rule 13a—14(a) Certification of Ruth’s Chris Steak House, Inc.’s Chief Executive Officer **

31.2	Rule 13a—14(a) Certification of Ruth’s Chris Steak House, Inc.’s Chief Financial Officer **

32.1	Section 1350 Certification of Ruth’s Chris Steak House, Inc.’s Chief Executive Officer **

32.2	Section 1350 Certification of Ruth’s Chris Steak House, Inc.’s Chief Financial Officer **

*	Management contract or compensatory plan or arrangement required to be filed and an exhibit pursuant to Item 15 of Form 10-K.

**	Filed or furnished herewith.

E-3