Form 10-Q
period 2008-03-30
Ruths Chris Steak House, Inc.
filed 2008-05-09
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of May 2, 2008 was 24,270,080.

T ABLE OF CONTENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: the impact of adverse weather conditions on the Company’s operations; changes in economic conditions and trends generally; changes in consumer preferences or discretionary spending; the effect of competition in the restaurant industry; the Company’s ability to achieve market acceptance, particularly in new markets; the Company’s ability to achieve and manage its planned expansion; the Company’s ability to execute its business strategy effectively; health concerns about beef or other food products; reductions in the availability of, or increases in the cost of, USDA Prime grade beef and other food items; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; the Company’s ability to protect its name and logo and other proprietary information; the impact of litigation; and the loss of key management personnel. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 filed by the Company, as well as the Company’s other filings with the Securities and Exchange Commission (the “SEC”), all of which are available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share and per share data)

	December 30,	March 30,
	2007	2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,311	$3,982
Accounts receivable, less allowance for doubtful accounts 2007 - $229; 2008 - $289 (unaudited)	11,825	12,794
Inventory	8,626	8,787
Prepaid expenses and other	2,803	3,723
Deferred income taxes	874	992

Total current assets	36,439	30,278

Property and equipment, net of accumulated depreciation 2007 - $58,462; 2008 - $61,937 (unaudited)	135,615	180,997
Goodwill and franchise rights	75,877	97,094
Trademarks	—	23,318
Other intangibles, net of accumulated amortization 2007 - $271; 2008 - $342 (unaudited)	4,081	13,130
Deferred income taxes	6,110	6,214
Other assets	2,156	2,743

Total assets	$260,278	$353,774

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$28,868	$34,075
Deferred revenue	27,686	23,880
Other current liabilities	1,445	1,418

Total current liabilities	57,999	59,373

Long-term debt	96,750	178,750
Deferred rent	16,245	17,928
Other liabilities	1,217	4,721

Total liabilities	172,211	260,772

Commitments and contingencies (Note 6)
Shareholders’ equity (deficit):
Common stock, par value $.01 per share; 100,000,000 shares authorized, 23,215,356 shares issued and outstanding at December 30, 2007, 24,267,580 shares issued and outstanding at March 30, 2008	233	233
Additional paid-in capital	168,431	168,835
Accumulated deficit	(80,597)	(76,066)
Treasury stock, at cost; 71,950 shares at December 30, 2007 and March 30, 2008	—	—

Total shareholders’ equity	88,067	93,002

Total liabilities and shareholders’ equity	$260,278	$353,774

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements - Unaudited

(dollar amounts in thousands, except share and per share data)

	13 Weeks Ending
	April 1, 2007	March 30, 2008
Revenues:
Restaurant sales	$78,136	$94,956
Franchise income	3,173	3,327
Other operating income	190	300

Total revenues	81,499	98,583

Costs and expenses:
Food and beverage costs	25,437	30,387
Restaurant operating expenses	34,431	45,534
Marketing and advertising	2,328	2,588
General and administrative costs	6,556	6,919
Depreciation and amortization expenses	2,918	3,547
Pre-opening costs	1,369	349
Hurricane and relocation costs, net of insurance proceeds	(3,529)	—
Loss on the disposal of property and equipment, net	1,108	—

Operating income	10,881	9,259

Other income (expense):
Interest expense	(1,031)	(3,208)
Other	189	332

Income from continuing operations before income tax expense	10,039	6,383

Income tax expense	3,242	1,851

Income from continuing operations	6,797	4,532

Discontinued operations, net of income tax benefit 2007-$21, 2008-$1	14	1

Net income available to common shareholders	$6,783	$4,531

Basic earnings per share:
Continuing operations	$0.29	$0.19
Discontinued operations	—	—

Basic earnings per share	$0.29	$0.19

Diluted earnings per share:
Continuing operations	$0.29	$0.19
Discontinued operations	—	—

Diluted earnings per share	$0.29	$0.19

Shares used in computing net income per common share:
Basic	23,224,566	23,562,768

Diluted	23,429,400	23,729,150

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Unaudited

(dollar amounts in thousands)

	13 Weeks Ending
	April 1, 2007	March 30, 2008
Cash flows from operating activities:
Net income	$6,783	$4,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,918	3,547
Deferred income taxes	(388)	(222)
Non-cash interest expense	25	45
Loss on the disposal of property and equipment, net	1,108	—
Non-cash compensation expense	345	334
Changes in operating assets and liabilities:
Accounts receivables	1,005	(969)
Inventories	257	912
Prepaid expenses and other	394	(920)
Other assets	(14)	322
Accounts payable and accrued expenses	(8,289)	7,565
Deferred revenue	(2,766)	(3,806)
Deferred rent	629	1,656
Other liabilities	1,355	817

Net cash provided by operating activities	3,362	13,812

Cash flows from investing activities:
Acquisition of property and equipment	(14,468)	(10,253)
Acquisition of Mitchells	—	(93,004)
Proceeds on sale or disposition of fixed assets	51	—

Net cash used in investing activities	(14,417)	(103,257)

Cash flows from financing activities:
Principal repayments on long-term debt	—	(18,000)
Proceeds from long-term debt	12,500	100,000
Income tax benefits credited to equity upon exercise of stock options	99	59
Proceeds from exercise of stock options	65	11
Deferred financing costs	—	(954)

Net cash provided by financing activities	12,664	81,116

Net increase (decrease) in cash and cash equivalents	1,609	(8,329)
Cash and cash equivalents at beginning of period	4,690	12,311

Cash and cash equivalents at end of period	$6,299	$3,982

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,067	$1,987
Income taxes	2,202	95

See accompanying notes to condensed consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(dollar amounts in thousands, except share and per share data)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Chris Steak House, Inc. and its subsidiaries (together, the “Company”) as of March 30, 2008 and December 30, 2007 and for the quarters ended March 30, 2008 and April 1, 2007 have been prepared by the Company, pursuant to the rules and regulations of the SEC.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the fiscal quarters ended March 30, 2008 and April 1, 2007 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The fiscal quarters ended March 30, 2008 and April 1, 2007 each contained 13 weeks and are referred to herein as the first quarter of fiscal 2008 and the first quarter of fiscal 2007, respectively.

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

Reclassifications – Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported net income. Specifically, insurance proceeds related to the hurricane were reclassified and netted against hurricane related expenses within operating income versus being reported as non-operating income. The net losses on the disposal of property and equipment were reclassified from other non-operating expense to operating income. Additionally, certain items in other assets were reclassified to other intangibles.

(2) Acquisition of Mitchell’s Fish Market and Cameron’s Steakhouse

On February 19, 2008, the Company completed the acquisition of all of the operating assets and intellectual property of Mitchell’s Fish Market, operating under the names Mitchell’s Fish Market and Columbus Fish Market, and Cameron’s Steakhouse, operating under the names Cameron’s Steakhouse and Mitchell’s Steakhouse from Cameron Mitchell Restaurants, LLC (CMR). There are 19 operating Mitchell’s Fish Markets and three operating Cameron’s Steakhouses.

The aggregate purchase price for the Mitchell’s Fish Market and the Cameron’s Steakhouse was $93,004, including capitalized transaction costs. Capitalized transaction costs related to the purchase were $1,004 and are included in goodwill. The acquisition was funded with cash on hand and borrowings under the Company’s credit facility. The total cost of the acquisition has been allocated to the assets acquired in accordance with SFAS No. 141 Business Combinations. The below table summarizes the preliminary allocation of proceeds paid to the seller as well as acquisition costs.

Inventory	$1,073
Property, plant and equipment	40,962
Goodwill (non-amortizable)	21,217
Trademarks (non-amortizable)	28,200
Favorable leases	2,306
Non-compete agreement	1,030
Liquor licenses (non-amortizable)	902
Unfavorable leases	(2,686)

Total assets acquired	$93,004

The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill. Of the $21,217 recorded as goodwill, all is expected to be deductible for tax purposes. The acquisition provides a complement to the “Ruth’s Chris” brand, and further balances the Company’s portfolio by serving as a secondary growth vehicle. These restaurants will be the first the Company owns that focus primarily on serving seafood and will be operated separately from the “Ruth’s Chris” brand. The portion of the purchase price attributable to goodwill represents benefit expected as a result of the acquisition, including sales growth opportunities and cost synergies, driven primarily by supply chain and purchasing integration.

Goodwill and trademarks are not amortized but are reviewed annually for impairment or more frequently if indicators of impairment exist. A portion of the acquired lease portfolio represented favorable operating leases, compared with current market conditions, and a portion represented unfavorable operating leases, compared with current market conditions. The fair value of the favorable leases totaled $2,306, is recorded in other intangible assets and, after considering renewal periods, has an estimated weighted average life of approximately 17.8 years. The fair value of the unfavorable leases totaled $2,686, is recorded in other liabilities and has an estimated weighted average life of approximately 17.3 years. Both the favorable and unfavorable leases are amortized to rent expense on the straight-line basis over the lives of the related leases.

Covenants not to compete of $1,030 related to the acquisition are also included in other intangibles. These amounts are being amortized over a five year period based on the terms of the asset purchase agreement.

(3) Stock-Based Employee Compensation

As of March 30, 2008, the Company has the following share-based compensation plans:

2000 Stock Option Plan

The Company established a stock option plan which allows the Company’s Board of Directors to grant stock options to directors, officers, key employees and other key individuals performing services for the Company. The 2000 Stock Option Plan authorizes grants of options to purchase up to 1,765,981 shares of authorized but unissued common stock. The 2000 Stock Option Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to ten years from date of grant. Under the 2000 Stock Option Plan there are 257,319 shares of common stock issuable upon exercise of currently outstanding options at March 30, 2008 and 619,016 shares available for future grants. No future grants are expected to be made under the 2000 Stock Option Plan.

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

During the first quarter of fiscal 2008, the Company issued 1,030,000 shares of restricted shares to certain employees, executive officers and directors. 955,000 shares were issued at a price equal to $7.22, and 75,000 shares were issued at a price equal to $6.32. The restricted share prices were equal to the closing price of the stock on the dates of the grants. One-fifth of the restricted stock grant vests on each of the five anniversary dates following the grant date. Under the Company’s 2005 Equity Incentive Plan, there are 2,295,796 shares of common stock issuable upon exercise of currently outstanding options and restricted stock awards at March 30, 2008 and 59,209 shares available for future grants.

Total compensation expense recognized for the thirteen weeks ended April 1, 2007 and March 30, 2008 was $345 and $334, respectively.

(4) Long-term Debt

Long-term debt consists of the following:

	December 30, 2007	March 30, 2008
		(unaudited)
Senior Credit Facility:
Revolving credit facility	$96,750	$178,750
Less current maturities	—	—

	$96,750	$178,750

On February 19, 2008, the Company amended and restated its existing credit facility to increase the revolving loan commitment to $250.0 million. The amended and restated credit facility continues to provide for an increase in the revolving loan commitment by an additional $50.0 million at the Company’s request (for a total commitment $300.0 million), extends the maturity date of the outstanding principal from August 7, 2012 to February 19, 2013, and changes the maximum Consolidated Leverage Ratio in the financial covenants to 3.50:1.00. The Company utilized the facility to fund the acquisition of Mitchell’s Fish Market and Cameron’s Steakhouse. Management also intends to use the facility for working capital needs, expansion and potential future acquisitions.

As of March 30, 2008, the Company had an aggregate of $178.8 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 5.3%. The Company had approximately $68.0 million of borrowings available under its revolving credit facility, net of outstanding letters of credit of approximately $3.2 million. An additional $50.0 million is also available upon the Company’s request. The Company is required to maintain certain financial covenants and is also subject to restrictive covenants under its borrowings. The Company was in compliance with all such covenants at March 30, 2008. The Company’s obligations under the senior credit facility are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries.

(5) Earnings Per Share

Basic earnings per common share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the applicable period. For the thirteen weeks ended March 30, 2008, options to purchase 1,233,296 shares of the Company’s common stock at weighted average exercise price of $7.46 per share were not included in the calculation of weighted average shares for diluted earnings per share because their effects were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ending
	April 1, 2007	March 30, 2008
	(unaudited)
Income available to common stockholders	$6,783	$4,531

Shares:
Weighted average number of common shares outstanding - basic	23,224,566	23,562,768
Dilutive stock options	204,834	166,382

Weighted-average number of common shares outstanding - diluted	23,429,400	23,729,150

Basic earnings per common share:
Continuing operations	$0.29	$0.19
Discontinued operations	—	—

Basic earnings per common share	$0.29	$0.19

Diluted earnings per common share:
Continuing operations	$0.29	$0.19
Discontinued operations	—	—

Diluted earnings per common share	$0.29	$0.19

(6) Commitments and Contingencies

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

On December 24, 2004, the Company closed its Manhattan-UN, New York restaurant operation, one of its two Ruth’s Chris Steak House locations in Manhattan, New York. Prior to and including 2004, the Company experienced operating losses at its Manhattan-UN, New York restaurant location, which leased the property on which it operated. During August 2005, the Company entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorney’s fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with the landlord for the remaining term. During the third quarter of fiscal 2007, the Company was notified that the replacement tenant was placed in default by the landlord. As a result, the Company may be required to resume lease payments in respect of this property as soon as the third quarter of fiscal 2008, which payments will total $0.2 million in the aggregate per fiscal quarter through September 1, 2014. In the event that the Company becomes required to make these lease payments, it expects to sublease the property for the duration of the lease term in order to recover some or all of the amounts paid in respect of the lease. The Company may, however, be unable to find a sub-lessee for part or all of the remaining lease term. At March 30, 2008, the Company maintained a contingent lease liability of $0.2 million related to this property.

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

Discontinued operations consist of the following:

	13 Weeks Ending
	April 1, 2007	March 30, 2008
	(unaudited)
Revenues	$—	$—
Income (loss) before income tax	$(21)	$(2)
Income (loss) from operations of discontinued restaurants, net of income tax benefit	$(14)	$(1)

(8) Income Taxes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The implementation of FIN 48 did not result in any changes to the Company’s unrecognized tax benefits for uncertain tax positions. As of the date of adoption, the Company’s gross unrecognized tax benefits totaled approximately $650, of which $423, if recognized, would impact the effective tax rate. As of March 30, 2008, the Company’s gross unrecognized tax benefits totaled approximately $512, of which $333, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the unrecognized tax benefits within the next 12 months. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of the date of adoption and March 30, 2008, the Company had accrued approximately $139 and $88 respectively for the payment of interest, which is included as a component of the unrecognized tax benefit noted above.

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

(9) Recent Accounting Pronouncements For Future Application

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. However, the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis is deferred to fiscal years beginning after December 15, 2008 and interim periods within those years. The Company is currently evaluating the impact that SFAS 157 will have on the consolidated financial statements and expects the adoption of this standard will not have a material impact on its consolidated balance sheet, statements of income or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company evaluated the impact that SFAS 159 would have on the consolidated financial statements and the adoption of this standard did not have a material impact on its consolidated balance sheet, statements of income or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”). SFAS 141R provides companies with guidance on how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs incurred as a result of the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS 141R is not permitted. The Company is currently evaluating the impact that SFAS 141R will have on the consolidated financial statements and expects the adoption of this standard will not have a material impact on its consolidated balance sheet, statements of income or cash flows.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

(10) Subsequent Events

On April 23, 2008, Craig S. Miller departed from his role as the Company’s Chairman of the Board, Chief Executive Officer and President. The Company’s board of directors elected Robin P. Selati as the Chairman of the Board on that date. An executive committee comprised of a member of the Company’s board of directors and certain officers of the Company will provide executive leadership for the Company pending the identification and appointment of a successor to Mr. Miller. This executive committee will be chaired by Board member Bannus B. Hudson and further comprised of Geoffrey Stiles (Executive Vice President and President of Ruth’s Chris Steak House), Damon Liever (Executive Vice President and President of Mitchell’s Fish Market), Robert Vincent (Executive Vice President and Chief Financial Officer) and Thomas E. O’Keefe (Executive Vice President - Chief Legal and Compliance Officer).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is an owner, operator and franchisor of upscale steakhouses. As of March 30, 2008, there were 120 Ruth’s Chris Steak House restaurants, of which 61 are company-owned and 59 are franchisee-owned, including 13 international franchisee-owned restaurants in Mexico, Hong Kong, Taiwan, Canada, Japan and the Dutch Caribbean.

On February 19, 2008, the Company completed the acquisition of all of the operating assets and intellectual property of Mitchell’s Fish Market, operating under the names Mitchell’s Fish Market and Columbus Fish Market, and Cameron’s Steakhouse, operating under the names Cameron’s Steakhouse and Mitchell’s Steakhouse from Cameron Mitchell Restaurants, LLC (CMR). The assets consisted of 19 Mitchell’s Fish Markets and three Cameron’s Steakhouses and their operating results are included in the Company’s consolidated financial statements from the date of acquisition.

The Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 provides additional information about the Company’s business, operations and financial condition.

Hurricane and Relocation Costs, Net of Insurance Proceeds.

During the third quarter of fiscal 2005, the Company’s corporate office building in Metairie, Louisiana was damaged by Hurricane Katrina and the Company subsequently relocated its corporate offices to Heathrow, Florida. The Company’s restaurants in New Orleans and Metairie, Louisiana, were also damaged by the hurricane. The New Orleans restaurant has not reopened and the Metairie restaurant reopened in December, 2005. The Company had completed the construction and preopening activities for a new restaurant in Biloxi, Mississippi, that was also lost due to Hurricane Katrina. Related to these events, the Company recognized income, net of relocation costs, of $3.5 million in the first quarter of fiscal 2007. These net insurance proceeds related to the Company’s business interruption losses in New Orleans and Metairie, Louisiana and Biloxi, Mississippi. During the first quarter of fiscal 2007, the Company finalized its claim and does not expect any significant expenses or proceeds related to the Hurricane Katrina in the future.

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

	13 Weeks Ending
	April 1, 2007	March 30, 2008
Revenues:
Restaurant sales	95.9%	96.3%
Franchise income	3.9%	3.4%
Other operating income	0.2%	0.3%

Total revenues	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	32.6%	32.0%
Restaurant operating expenses (percentage of restaurant sales)	44.1%	48.0%
Marketing and advertising	2.9%	2.6%
General and administrative costs	8.0%	7.0%
Depreciation and amortization expenses	3.6%	3.6%
Pre-opening costs	1.7%	0.4%
Hurricane and relocation costs, net of insurance proceeds	(4.3)%	—
Loss on the disposal of property and equipment, net	1.4%	—

Operating income	13.3%	9.4%

Other income (expense):
Interest expense	(1.3)%	(3.3)%
Other	0.2%	0.3%

Income from continuing operations before income tax expense	12.2%	6.4%

Income tax expense	4.0%	1.9%

Income from continuing operations	8.2%	4.5%
Discontinued operations, net of income tax benefit	—	—

Net income	8.2%	4.5%

First Quarter Ended March 30, 2008 (13 Weeks) Compared to First Quarter Ended April 1, 2007 (13 Weeks)

Restaurant Sales. Restaurant sales increased $16.9 million, or 21.6%, to $95.0 million in the first quarter of fiscal 2008 from $78.1 million in the first quarter of fiscal 2007. Ruth’s Chris sales grew due to $8.2 million in incremental sales from new company-owned restaurants that opened since the first quarter in 2007, as well as $3.8 million from the previously franchised restaurants acquired during 2007 which combined provided for an additional 134 restaurant operating weeks. These increases were partially offset by a $5.0 million, or 6.9%, decrease in sales from comparable restaurants open throughout both periods. This decrease was due to a reduction in entrees of 8.7%, which was partially offset by an average check increase of 2.0%, driven by menu mix shifts and year over year pricing of approximately 2.8%. Restaurant sales generated from the acquisition of Mitchell’s Fish Market and Cameron’s Steakhouse (see Footnote 2) were $9.9 million during the first quarter of 2008.

Franchise Income. Franchise income increased $0.1 million, or 3.1%, to $3.3 million in the first quarter of fiscal 2008 from $3.2 million in the first quarter of fiscal 2007. The increase is primarily due to the nine new franchisee-owned restaurants that were opened since the first quarter of 2007 and was partially offset by the Company’s acquisition of three franchise-owned restaurants during the third quarter of fiscal 2007. Domestic comparable franchise-owned restaurant sales decreased 7.6% while international comparable franchise-owned restaurant sales increased 8.0% providing for a blended comparable franchise-owned restaurant sales decrease of 5.1%.

Other Operating Income. Other operating income increased $0.1 million, to $0.3 million in the first quarter of fiscal 2008 from $0.2 million in the first quarter of fiscal 2007. This increase was due primarily to $314,000 of net gift card breakage during the quarter compared to a net gift card breakage of $146,000 in the prior year period. The Company recognizes gift card breakage for the remaining value of those cards that have not been redeemed within 18 months following the last date of card activity and when no third-party claim exists.

Food and Beverage Costs. Food and beverage costs increased $5.0 million, or 19.7%, to $30.4 million in the first quarter of fiscal 2008 from $25.4 million in the first quarter of fiscal 2007. As a percentage of restaurant sales, food and beverage costs decreased to 32.0% in the first quarter of fiscal 2008 from 32.6% in the first quarter of fiscal 2007. This decrease in food and beverage costs as a percentage of restaurant sales was due to favorable beef costs, which were partially offset by higher lobster, grocery and dairy costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $11.1 million, or 32.3%, to $45.5 million in the first quarter of fiscal 2008 from $34.4 million in the first quarter of fiscal 2007. Restaurant operating expenses, as a percentage of restaurant sales, increased to 48.0% in the first quarter of fiscal 2008 from 44.1% in the first quarter of fiscal 2007 due to de-leveraging from the Company’s weak comparable sales, as many of these expenses are fixed.

Marketing and Advertising. Marketing and advertising expenses increased $0.3 million, or 13.0%, to $2.6 million in the first quarter of fiscal 2008 from $2.3 million in the first quarter of fiscal 2007. As a percentage of total revenues, marketing and advertising decreased to 2.6% in the first quarter of fiscal 2008 from 2.9% in the first quarter of fiscal 2007. This decrease in marketing and advertising expenses as a percentage of total revenues was primarily due to reduced utilization of national radio.

General and Administrative. General and administrative costs increased $0.3 million, or 4.5%, to $6.9 million in the first quarter of fiscal 2008 from $6.6 million in the first quarter of fiscal 2007. General and administrative costs as a percentage of total revenues decreased to 7.0% in the first quarter of fiscal 2008 from 8.0% in the first quarter of fiscal 2007. This decrease was partially due to a decrease in Sarbanes-Oxley compliance costs of $0.2 million offset by a $0.4 million increase in incentive compensation during the first quarter of 2008.

Depreciation and Amortization. Depreciation and amortization expense increased $0.6 million, or 20.7%, to $3.5 million in the first quarter of fiscal 2008 from $2.9 million in the first quarter of fiscal 2007. The increase was due primarily to the addition of new company-owned restaurants, acquired restaurants and remodel investments at the Company’s existing company-owned restaurants.

Pre-opening Costs. Pre-opening costs totaled $0.3 million in the first quarter of fiscal 2008 versus $1.4 million in the first quarter of fiscal 2007. This decrease is primarily due to timing of company-owned restaurant openings. There were no new company-owned restaurant openings in the first quarter of fiscal 2008, however, the Company expects to open two new restaurants in the second quarter. In the first quarter of 2007, the Company opened two new company-owned restaurants.

Hurricane and Relocation Costs, net of Insurance Proceeds. During the first quarter of fiscal 2007, the Company recognized income of $3.5 million from net insurance proceeds related to the Company’s business interruption losses and property losses in New Orleans and Metairie, Louisiana and Biloxi, Mississippi as a result of Hurricane Katrina. Hurricane Katrina had no impact on the Company’s results in the first quarter of fiscal 2008 and is not expected to have any impact in future periods.

Interest Expense. Interest expense increased $2.2 million, or 220.0%, to $3.2 million in the first quarter of fiscal 2008 from $1.0 million in the first quarter of fiscal 2007. This increase was primarily due to the additional borrowings related to the franchisee-owned restaurants acquired in 2007 and the Mitchell’s Fish Market and Cameron’s Steakhouse acquisition (see Footnote 2), and was partially offset by lower interest rates on those borrowings. Additionally, there was a $1.4 million non-cash interest charge related to the mark to market of the Company’s interest rate swap.

Income Tax Expense. Income tax expense decreased $1.3 million, or 40.6%, to $1.9 million in the first quarter of fiscal 2008 from $3.2 million in the first quarter of fiscal 2007. The decrease was primarily due to a decrease in income before income tax, partially offset by a decrease in the estimated annual effective tax rate to 29.0% from 32.3%.

Income from Continuing Operations. Income from continuing operations decreased $2.3 million, or 33.8%, to $4.5 million in the first quarter of fiscal 2008 from $6.8 million in the first quarter of fiscal 2007.

Discontinued Operations, net of Income Tax Benefit. Discontinued operations decreased $13,000 to $1,000 in the first quarter of fiscal 2008 compared to $14,000 in the first quarter of fiscal 2007. These losses relate to former operations in Cleveland, Ohio and Manhattan, NY. On June 25, 2006 the Company closed its Cleveland, Ohio restaurant whose lease term ended in September 2006. The Company determined that the closed restaurant should be accounted for as discontinued operations because the Company does not expect any further direct or indirect cash inflows from the discontinued restaurant as the restaurant has completely ceased operation. During August 2005, the Company entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorneys fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) the Company and the landlord adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with the landlord for the remaining term. During the third quarter of fiscal 2007, the Company was notified that the replacement tenant was placed in default by the landlord. As a result, the Company may be required to resume lease payments in respect of this property as soon as the third quarter of fiscal 2008, which payments will total $0.2 million in the aggregate per fiscal quarter through September 1, 2014. In the event that the Company becomes required to make these lease payments, it expects to sublease the property for the duration of the lease term in order to recover some or all of the amounts paid in respect of the lease. The Company may, however, be unable to find a sub-lessee for part or all of the remaining lease term. At March 30, 2008, the Company maintained a contingent lease liability of $0.2 million related to this property.

Liquidity and Capital Resources

The following table presents a summary of the Company’s net cash provided by (used in) operating, investing and financing activities:

	13 Weeks Ending
	April 1, 2007	March 30, 2008
	(unaudited)
Net cash provided by (used in):
Operating activities	$3,362	$13,812
Investing activities	(14,417)	(103,257)
Financing activities	12,664	81,116

Net increase (decrease) in cash and cash equivalents	$1,609	$(8,329)

The Company’s principal sources of cash during the first quarter of fiscal 2008 were cash provided by operations and proceeds of long-term financing. Principal uses of cash during the first quarter of fiscal 2008 included capital expenditures related to existing and in-process restaurants and the Mitchell’s Fish Market and Cameron’s Steakhouse acquisition (see Footnote 2). The Company expects that its principal uses of cash in the future will be to finance capital expenditures and to service debt.

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

Net cash provided by operating activities was $13.8 million in the first quarter of fiscal 2008, compared to cash provided of $3.4 million in the first quarter of fiscal 2007. The increase in net cash provided by operating activities was due primarily to an increase in accounts payable and deferred rents, partially offset by a decrease in net income.

Net cash used in investing activities was $103.3 million in the first quarter of fiscal 2008, compared to $14.4 million in the first quarter of fiscal 2007. The increase resulted primarily from the acquisition of Mitchell’s Fish Market and Cameron’s Steakhouse.

Net cash provided by financing activities was $81.1 million in the first quarter of fiscal 2008, compared to $12.7 million used in the first quarter of fiscal 2007. This increase was due to $92.0 million of additional borrowings for the Mitchell’s Fish Market and Cameron’s Steakhouse acquisition. On February 19, 2008, the Company amended and restated its existing credit facility in order to provide these additional borrowings (see Footnote 4).

Capital expenditures, excluding acquisitions, totaled $10.3 million in the first quarter of fiscal 2008, compared to $14.5 million in the first quarter of fiscal 2007. The decrease was primarily due to the fact that there were no new restaurant openings in the first quarter of fiscal 2008 while there were two new restaurant openings in the first quarter of fiscal 2007.

The Company anticipates capital expenditures in the future will increase to the extent it opens additional company-owned restaurants and opportunistically acquires franchise-owned restaurants and related rights. The Company currently expects to open six company-owned restaurants in 2008 and expects its capital expenditures to be approximately $125.0 million to $130.0 million, substantially all of which will relate to planned restaurant openings, maintenance capital, and acquisitions of franchisee-owned restaurants. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of the Company’s revolving credit facility, depending upon timing of expenditures.

Off-Balance Sheet Arrangements

As of March 30, 2008, the Company does not have any off-balance sheet arrangements as defined by the SEC in Section 13(j) of the Securities Exchange Act of 1934.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 includes a summary of the critical accounting policies the Company believes are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the first quarter of fiscal 2008.

Recent Accounting Pronouncements For Future Application

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. However, the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis is deferred to fiscal years beginning after December 15, 2008 and interim periods within those years. The Company is currently evaluating the impact that SFAS 157 will have on the consolidated financial statements and expects the adoption of this standard will not have a material impact on its consolidated balance sheet, statements of income or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company evaluated the impact that SFAS 159 would have on the consolidated financial statements and the adoption of this standard did not have a material impact on its consolidated balance sheet, statements of income or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”). SFAS 141R provides companies with guidance on how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs incurred as a result of the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS 141R is not permitted. The Company is currently evaluating the impact that SFAS 141R will have on the consolidated financial statements and expects the adoption of this standard will not have a material impact on its consolidated balance sheet, statements of income or cash flows.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s senior credit facilities, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At March 30, 2008, the Company had $178.8 million of variable rate debt of which $75.0 million has been converted to fixed rates through the use of an interest rate swap. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal 2008 of approximately $1.0 million.

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

Commodity Price Risk

The Company is exposed to market price fluctuations in beef, seafood and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact its food and beverage costs. Because the Company’s restaurants typically set menu prices in advance of beef and other food product purchases, the Company cannot quickly take into account changing costs of beef and other food items. To the extent that it is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. The Company currently does not use financial instruments to hedge its risk to market price fluctuations in beef or other food product prices.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 30, 2008, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2008 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

(b) Changes in internal control over financial reporting.

Except as discussed below, during the fiscal quarter ending March 30, 2008, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the fiscal quarter ending March 30, 2008, the Company acquired Mitchell’s Fish Market and Cameron’s Steakhouse. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information regarding this acquisition. The Company is currently in the process of evaluating the acquired business’ internal controls and the impact of the acquisition on the Company’s internal control over financial reporting. The Company has implemented internal controls over the accounting for the acquisition of Mitchell’s and Cameron’s during the quarter ending March 30, 2008 to ensure that the Company’s internal control over financial reporting remains effective.

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

ITEM 1A. RISK FACTORS

There are no material changes to the Risk Factors included in the Company’s Form 10-K for the fiscal year ended December 30, 2007. The impact of the circumstances and events described in such Risk Factors could result in significant adverse effects on our financial position, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification of Ruth’s Chris Steak House, Inc.’s Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Ruth’s Chris Steak House, Inc.’s Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUTH’S CHRIS STEAK HOUSE, INC.

By:	/s/ Robert M. Vincent
Robert M. Vincent
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

May 9, 2008