Form 10-Q
period 2008-06-29
Ruths Hospitality Group, Inc.
filed 2008-08-06
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 000-51485

Ruth’s Hospitality Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-1060618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 International Parkway, Heathrow, FL	32746
(Address of principal executive offices)	(Zip code)

(407) 333-7440

Registrant’s telephone number, including area code

Ruth’s Chris Steak House, Inc.

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2008 was 24,416,358.

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

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us”, or “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries. Ruth’s Hospitality Group, Inc. is a Delaware corporation formerly known as Ruth’s Chris Steak House, Inc., and was founded in 1965.

Stockholders and other security holders or buyers of our securities or our other creditors should not assume that material events subsequent to the date of this report have not occurred.

PART 1—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share and per share data)

	December 30, 2007	June 29, 2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,311	$2,699
Accounts receivable, less allowance for doubtful accounts 2007—$229; 2008—$449 (unaudited)	11,825	12,998
Inventory	8,626	9,055
Prepaid expenses and other	2,803	3,284
Deferred income taxes	874	1,247

Total current assets	36,439	29,283
Property and equipment, net of accumulated depreciation 2007—$58,462; 2008—$66,208 (unaudited)	135,615	188,048
Goodwill and franchise rights	75,877	98,692
Trademarks	—	26,018
Other intangibles, net of accumulated amortization 2007—$271; 2008—$432 (unaudited)	4,081	8,731
Deferred income taxes	6,110	5,907
Other assets	2,156	2,740

Total assets	$260,278	$359,419

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$28,868	$38,659
Deferred revenue	27,686	19,928
Other current liabilities	1,445	1,411

Total current liabilities	57,999	59,998
Long-term debt	96,750	179,750
Deferred rent	16,245	18,644
Other liabilities	1,217	3,897

Total liabilities	172,211	262,289

Commitments and contingencies (Note 6)

Shareholders’ equity (deficit):
Common stock, par value $.01 per share; 100,000,000 shares authorized, 23,215,356 shares issued and outstanding at December 30, 2007; 24,416,358 shares issued and outstanding at June 29, 2008	233	233
Additional paid-in capital	168,431	170,208
Accumulated deficit	(80,597)	(73,311)
Treasury stock, at cost; 71,950 shares at December 30, 2007 and June 29, 2008	—	—

Total shareholders’ equity	88,067	97,130

Total liabilities and shareholders’ equity	$260,278	$359,419

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements—Unaudited

(dollar amounts in thousands, except share and per share data)

	13 Weeks Ending		26 Weeks Ending
	July 1, 2007	June 29, 2008	July 1, 2007	June 29, 2008
Revenues:
Restaurant sales	$73,646	$102,791	$151,781	$197,787
Franchise income	2,904	2,966	6,077	6,293
Other operating income	1,885	2,360	2,075	2,621

Total revenues	78,435	108,117	159,933	206,701
Costs and expenses:
Food and beverage costs	23,402	31,591	48,839	61,979
Restaurant operating expenses	34,141	51,595	68,572	97,128
Marketing and advertising	2,174	4,804	4,496	7,393
General and administrative costs	5,647	10,010	12,208	16,933
Depreciation and amortization expenses	2,858	4,372	5,777	7,919
Pre-opening costs	1,147	1,007	2,516	1,356
Hurricane and relocation costs, net of insurance proceeds	40	—	(3,490)	—
Loss on the disposal of property and equipment, net	—	—	1,108	1

Operating income	9,026	4,738	19,907	13,992
Other income (expense):
Interest expense	(1,159)	(1,182)	(2,190)	(4,390)
Other	178	185	366	522

Income from continuing operations before income tax expense	8,045	3,741	18,083	10,124
Income tax expense	2,598	984	5,840	2,835

Income from continuing operations	5,447	2,757	12,243	7,289
Discontinued operations, net of income tax benefit	3	2	17	3

Net income available to common shareholders	$5,444	$2,755	$12,226	$7,286

Basic earnings per share:
Continuing operations	$0.23	$0.11	$0.53	$0.30
Discontinued operations	—	—	—	—

Basic earnings per share	$0.23	$0.11	$0.53	$0.30

Diluted earnings per share:
Continuing operations	$0.23	$0.11	$0.52	$0.30
Discontinued operations	—	—	—	—

Diluted earnings per share	$0.23	$0.11	$0.52	$0.30

Shares used in computing net income per common share:
Basic	23,188,748	24,260,211	23,206,657	23,911,489

Diluted	23,386,431	24,411,428	23,407,937	24,070,298

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(dollar amounts in thousands)

	26 Weeks Ending
	July 1, 2007	June 29, 2008
Cash flows from operating activities:
Net income	$12,226	$7,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,777	7,909
Deferred income taxes	641	(170)
Non-cash interest expense	50	41
Loss on the disposal of property and equipment, net	1,108	1
Non-cash compensation expense	693	1,674
Changes in operating assets and liabilities:
Accounts receivables	1,484	(1,173)
Inventories	16	644
Prepaid expenses and other	1,397	(481)
Other assets	(988)	329
Accounts payable and accrued expenses	(9,714)	12,439
Deferred revenue	(5,185)	(7,758)
Deferred rent	1,629	2,365
Other liabilities	242	53

Net cash provided by operating activities	9,376	23,159

Cash flows from investing activities:
Acquisition of property and equipment	(20,091)	(21,883)
Acquisition of Mitchells	—	(93,037)
Proceeds on sale or disposition of fixed assets	53	—

Net cash used in investing activities	(20,038)	(114,920)

Cash flows from financing activities:
Principal repayments on long-term debt	(5,000)	(23,000)
Proceeds from long-term debt	12,500	106,000
Income tax benefits credited to equity upon exercise of stock options	163	86
Proceeds from exercise of stock options	79	17
Deferred financing costs	—	(954)

Net cash provided by financing activities	7,742	82,149

Net decrease in cash and cash equivalents	(2,920)	(9,612)
Cash and cash equivalents at beginning of period	4,690	12,311

Cash and cash equivalents at end of period	$1,770	$2,699

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,286	$4,078
Income taxes	4,620	1,170

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(dollar amounts in thousands, except share and per share data)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (together, the “Company”) as of June 29, 2008 and December 30, 2007 and for the quarters and twenty-six week periods ended June 29, 2008 and July 1, 2007 have been prepared by the Company, pursuant to the rules and regulations of the SEC.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the fiscal quarters and twenty-six week periods ended June 29, 2008 and July 1, 2007 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The fiscal quarters ended June 29, 2008 and July 1, 2007 each contained 13 weeks and are referred to herein as the second quarter of fiscal 2008 and the second quarter of fiscal 2007, respectively. When combined, the first and second quarters of 2008 and 2007 are referred to herein as the first twenty-six weeks of fiscal 2008 and the first twenty-six weeks of fiscal 2007, respectively.

Estimates—Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the period to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, and obligations related to workers’ compensation and medical insurance. Actual results could differ from those estimates.

Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported net income. Specifically, certain items in other assets were reclassified to other intangibles.

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

The aggregate purchase price for the Mitchell’s Fish Market and the Cameron’s Steakhouse was $93,037, including capitalized transaction costs. Capitalized transaction costs related to the purchase were $1,037 and are included in goodwill. The acquisition was funded with cash on hand and borrowings under the Company’s credit facility. The total cost of the acquisition has been allocated to the assets acquired in accordance with SFAS No. 141 Business Combinations. The below table summarizes the preliminary allocation of proceeds paid to the seller as well as acquisition costs.

Inventory	$1,073
Property, plant and equipment	40,947
Goodwill (non-amortizable)	22,815
Trademarks (non-amortizable)	25,900
Favorable leases	2,306
Non-compete agreement	1,030
Liquor licenses (non-amortizable)	1,652
Unfavorable leases	(2,686)

Total assets acquired	$93,037

The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill. Of the $22,815 recorded as goodwill, all is expected to be deductible for tax purposes. The acquisition provides a complement to the “Ruth’s Chris” brand, and further balances the Company’s portfolio by serving as a secondary growth vehicle. These restaurants are the first the Company owns that focus primarily on serving seafood and are being operated separately from the “Ruth’s Chris” brand. As a result of the acquisition, the Company expects to achieve sales growth opportunities and cost synergies, driven primarily by supply chain and purchasing integration.

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

(3) Stock-Based Employee Compensation

As of June 29, 2008, the Company has the following share-based compensation plans:

2000 Stock Option Plan

The Company established a stock option plan which allows the Company’s Board of Directors to grant stock options to directors, officers, key employees and other key individuals performing services for the Company. The 2000 Stock Option Plan authorizes grants of options to purchase up to 1,765,981 shares of authorized but unissued common stock. The 2000 Stock Option Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to ten years from date of grant. Under the 2000 Stock Option Plan there are 235,737 shares of common stock issuable upon exercise of currently outstanding options at June 29, 2008 and 626,820 shares available for future grants. No future grants are expected to be made under the 2000 Stock Option Plan.

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

2005 Long-Term Equity Incentive Plan

In connection with the initial public offering, the Company adopted the Ruth’s Chris Steak House, Inc. 2005 Long-Term Equity Incentive Plan (the “2005 Equity Incentive Plan”), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2005 Equity Incentive Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Effective May 22, 2008, the 2005 Equity Incentive Plan was amended, with stockholder approval, to increase the number of shares authorized for issuance under the plan by 1,500,000 shares.

During the first quarter of fiscal 2008, the Company issued 1,030,000 shares of restricted shares to certain employees, executive officers and directors. Of these grants, 955,000 shares were issued with a fair market value equal to $7.22, and 75,000 shares were issued with a fair market value equal to $6.32. During the second quarter of fiscal 2008, the Company issued 225,000 shares of restricted shares to certain employees, executive officers and directors. Of these grants, 25,000 shares were issued with a fair market value equal to $6.96, and 200,000 shares were issued with a fair market value equal to $6.50. The restricted share prices were equal to the closing price of the stock on the dates of the grants. One-fifth of the restricted stock grant vests on each of the five anniversary dates following the grant date. Under the 2005 Equity Incentive Plan, as amended, there were 2,412,228 shares of common stock issuable upon exercise of currently outstanding options and restricted stock awards at June 29, 2008 and 1,442,777 shares available for future grants.

Total stock compensation expense recognized for the twenty-six weeks ended July 1, 2007 and June 30, 2008 was $693 and $1,674, respectively.

(4) Long-term Debt

Long-term debt consists of the following:

	December 30, 2007	June 29, 2008
		(unaudited)
Senior Credit Facility:
Revolving credit facility	$96,750	$179,750
Less current maturities	—	—

	$96,750	$179,750

On February 19, 2008, the Company amended and restated its existing senior credit facility to increase the revolving loan commitment to $250,000. The amended and restated senior credit facility continues to provide for an increase in the revolving loan commitment by an additional $50,000 at the Company’s request (for a total commitment $300,000), extends the maturity date of the outstanding principal from August 7, 2012 to February 19, 2013, and changes the maximum Consolidated Leverage Ratio in the financial covenants to 3.50:1.00. The Company utilized the facility to fund the acquisition of Mitchell’s Fish Market and Cameron’s Steakhouse. Management also intends to use the facility for working capital needs, expansion and potential future acquisitions.

As of June 29, 2008, the Company had an aggregate of $179,750 of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 4.6%. The Company had approximately $70,250 of borrowings available under its revolving credit facility, net of outstanding letters of credit of approximately $3,200. An additional $50,000 is also available upon the Company’s request. The Company is required to maintain certain financial covenants and is also subject to restrictive covenants under its borrowings. The Company was in compliance with all such covenants at June 29, 2008. The Company’s obligations under the senior credit facility are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries.

(5) Earnings Per Share

Basic earnings per common share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the applicable period. For the thirteen and twenty-six weeks ended June 29, 2008, options to purchase 1,165,228 and 1,157,728 shares, respectively, of the Company’s common stock at weighted average exercise prices of $6.88 and $7.18 per share, respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ending		26 Weeks Ending
	July 1, 2007	June 29, 2008	July 1, 2007	June 29, 2008
	(unaudited)		(unaudited)
Income available to common stockholders	$5,444	$2,755	$12,226	$7,286

Shares:
Weighted average number of common shares outstanding—basic	23,188,748	24,260,211	23,206,657	23,911,489
Dilutive stock options	197,683	151,217	201,280	158,809

Weighted-average number of common shares outstanding—diluted	23,386,431	24,411,428	23,407,937	24,070,298

Basic earnings per common share:
Continuing operations	$0.23	$0.11	$0.53	$0.30
Discontinued operations	—	—	—	—

Basic earnings per common share	$0.23	$0.11	$0.53	$0.30

Diluted earnings per common share:
Continuing operations	$0.23	$0.11	$0.52	$0.30
Discontinued operations	—	—	—	—

Diluted earnings per common share	$0.23	$0.11	$0.52	$0.30

(6) Commitments and Contingencies

The Company is subject to various claims, legal actions and other matters arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

On December 24, 2004, the Company closed its Manhattan-UN, New York restaurant operation, one of its two Ruth’s Chris Steak House locations in Manhattan, New York. Prior to and including 2004, the Company experienced operating losses at its Manhattan-UN, New York restaurant location, which leased the property on which it operated. During August 2005, the Company entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorney’s fees; (2) the existing lease was terminated; and (3) the Company allowed the landlord to contract with a third party replacement tenant. Under the agreement, after the third anniversary, if the replacement tenant defaulted on the lease, the Company would be required to enter into a new agreement with the landlord for the remaining term. During the third quarter of fiscal 2007, the Company was notified that the replacement tenant was placed in default by the landlord and as a result, the Company will resume lease payments with respect to this property as soon as the third quarter of fiscal 2008. Payments will equal $0.2 million in the aggregate per fiscal quarter through September 2016. The Company will attempt to sublease the property in order to recover some or all of the amounts paid with respect to the lease. At June 29, 2008, the Company maintained a contingent lease liability of $0.2 million related to this property.

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

Discontinued operations consist of the following:

	13 Weeks Ending		26 Weeks Ending
	July 1, 2007	June 29, 2008	July 1, 2007	June 29, 2008
	(unaudited)		(unaudited)
Revenues	$—	$—	$—	$—
Income (loss) before income tax	(4)	(3)	(25)	(4)
Income (loss) from operations of discontinued restaurants, net of income tax benefit	(3)	(2)	(17)	(3)

(8) Income Taxes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The implementation of FIN 48 did not result in any changes to the Company’s unrecognized tax benefits for uncertain tax positions. As of the date of adoption, the Company’s gross unrecognized tax benefits totaled approximately $650, of which $423, if recognized, would impact the effective tax rate. As of June 29, 2008, the Company’s gross unrecognized tax benefits totaled approximately $589, of which $383, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the unrecognized tax benefits within the next 12 months. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of the date of adoption and June 29, 2008, the Company had accrued approximately $139 and $137, respectively, for the payment of interest, which is included as a component of the unrecognized tax benefit noted above.

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction, many state jurisdictions and Puerto Rico. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for years before 2004 and is no longer subject to state and local or Puerto Rico income tax examinations by tax authorities for years before 2003.

In the second quarter of fiscal 2008, the IRS informed the Company that it has selected the 2005 and 2006 tax years for examination. As our tax positions have remained consistent with those from previously audited tax years, the Company does not expect any material adverse findings as a result of the current IRS audits that have not been included in our current tax payable or deferred tax liability. Due to the ongoing IRS examination, we anticipate that it is reasonably possible that our unrecognized tax benefits may increase or decrease, but we are unable to estimate the range.

(9) Recent Accounting Pronouncements For Future Application

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. However, the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis is deferred to fiscal years beginning after December 15, 2008 and interim periods within those years. The Company is currently evaluating the impact that SFAS 157 will have on the consolidated financial statements and expects the adoption of this standard will not have a material impact on its consolidated balance sheet, income statements or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company evaluated the impact that SFAS 159 would have on the consolidated financial statements and concluded that the adoption of this standard did not have a material impact on its consolidated balance sheet, income statements or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”). SFAS 141R provides companies with guidance on how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs incurred as a result of the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS 141R is not permitted. The Company is currently evaluating the impact that SFAS 141R will have on the consolidated financial statements and expects the adoption of this standard will not have a material impact on its consolidated balance sheet, income statements or cash flows.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is an owner, operator and franchisor of upscale steakhouses. As of June 29, 2008, there were 123 Ruth’s Chris Steak House restaurants, of which 63 were company-owned and 60 were franchisee-owned, including 13 international franchisee-owned restaurants in Mexico, Hong Kong, Taiwan, Canada, Japan and the Dutch Caribbean.

On February 19, 2008, the Company completed the acquisition of all of the operating assets and intellectual property of Mitchell’s Fish Market, operating under the names Mitchell’s Fish Market and Columbus Fish Market, and Cameron’s Steakhouse, operating under the names Cameron’s Steakhouse and Mitchell’s Steakhouse, from Cameron Mitchell Restaurants, LLC (CMR). The assets consisted of 19 Mitchell’s Fish Markets and three Cameron’s Steakhouses and their operating results are included in the Company’s consolidated financial statements from the date of acquisition.

The Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 provides additional information about the Company’s business, operations and financial condition.

Hurricane and Relocation Costs, Net of Insurance Proceeds

During the third quarter of fiscal 2005, the Company’s corporate office building in Metairie, Louisiana was damaged by Hurricane Katrina and the Company subsequently relocated its corporate offices to Heathrow, Florida. The Company’s restaurants in New Orleans and Metairie, Louisiana were also damaged by the hurricane. The Metairie restaurant reopened in December 2005 but the New Orleans restaurant has not reopened (although the Company has subsequently opened a new restaurant in New Orleans). The Company had completed the construction and preopening activities for a new restaurant in Biloxi, Mississippi, that was also lost due to Hurricane Katrina. Related to these events, the Company recognized income, net of relocation costs, of $3.5 million in the first quarter of fiscal 2007. These net insurance proceeds related to the Company’s business interruption losses in New Orleans and Metairie, Louisiana and Biloxi, Mississippi. During the first quarter of fiscal 2007, the Company finalized its claim and does not expect any significant expenses or proceeds related to the Hurricane Katrina in the future.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of total revenues for the periods indicated. The Company’s historical results are not necessarily indicative of the operating results that may be expected in the future.

	13 Weeks Ending		26 Weeks Ending
	July 1, 2007	June 29, 2008	July 1, 2007	June 29, 2008
Revenues:
Restaurant sales	93.9%	95.1%	94.9%	95.7%
Franchise income	3.7%	2.7%	3.8%	3.0%
Other operating income	2.4%	2.2%	1.3%	1.3%

Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	31.8%	30.7%	32.2%	31.3%
Restaurant operating expenses (percentage of restaurant sales)	46.4%	50.2%	45.2%	49.1%
Marketing and advertising	2.8%	4.4%	2.8%	3.6%
General and administrative costs	7.2%	9.3%	7.6%	8.2%
Depreciation and amortization expenses	3.6%	4.0%	3.6%	3.8%
Pre-opening costs	1.5%	0.9%	1.6%	0.7%
Hurricane and relocation costs, net of insurance proceeds	0.1%	—	(2.2%)	—
Loss on the disposal of property and equipment, net	—	—	0.7%	—

Operating income	11.5%	4.4%	12.4%	6.8%
Other income (expense):
Interest expense	(1.5%)	(1.1%)	(1.4%)	(2.1%)
Other	0.2%	0.2%	0.2%	0.3%

Income from continuing operations before income tax expense	10.2%	3.5%	11.2%	5.0%

Income tax expense	3.3%	0.9%	3.7%	1.4%

Income from continuing operations	6.9%	2.6%	7.5%	3.6%
Discontinued operations, net of income tax benefit	—	—	—	—

Net income	6.9%	2.6%	7.5%	3.6%

Second Quarter Ended June 29, 2008 (13 Weeks) Compared to Second Quarter Ended July 1, 2007 (13 Weeks)

Restaurant Sales. Restaurant sales increased $29.2 million, or 39.7%, to $102.8 million in the second quarter of fiscal 2008 from $73.6 million in the second quarter of fiscal 2007. Ruth’s Chris sales grew in part due to $10.9 million in incremental sales from new company-owned Ruth’s Chris restaurants that opened since the second quarter in 2007, as well as $3.5 million from the previously franchised restaurants acquired during 2007, which combined provided for an additional 124 restaurant operating weeks. These increases were partially offset by a $5.0 million, or 7.1%, decrease in sales from comparable restaurants open throughout both periods. This decrease was due to a reduction in entrees of 9.0%, which was partially offset by an average check increase of 2.1%, driven by menu mix shifts and year over year pricing of approximately 2.5%. Restaurant sales generated from the acquisition of Mitchell’s Fish Market and Cameron’s Steakhouse were $23.1 million during the second quarter of 2008. For further information on the acquisition, see Note 2 to the Company’s unaudited statements included in Part I, Item 1 of this Report.

Franchise Income. Franchise income increased $0.1 million, or 3.4%, to $3.0 million in the second quarter of fiscal 2008 from $2.9 million in the second quarter of fiscal 2007. The increase is primarily due to the ten new franchisee-owned restaurants that were opened since the second quarter of 2007 and was partially offset by the Company’s acquisition of three franchisee-owned restaurants during the third quarter of fiscal 2007. Domestic comparable franchisee-owned restaurant sales decreased 9.1% while international comparable franchisee-owned restaurant sales increased 4.1%, providing for a blended comparable franchisee-owned restaurant sales decrease of 7.0%.

Other Operating Income. Other operating income increased $0.5 million, or 26.3%, to $2.4 million in the second quarter of fiscal 2008 from $1.9 million in the second quarter of fiscal 2007. This increase was due primarily to $2.3 million of net gift card breakage during the quarter compared to a net gift card breakage of $1.8 million in the prior year period. The Company recognizes gift card breakage for the remaining value of those cards that have not been redeemed within 18 months following the last date of card activity and when no third-party claim exists.

Food and Beverage Costs. Food and beverage costs increased $8.2 million, or 35.0%, to $31.6 million in the second quarter of fiscal 2008 from $23.4 million in the second quarter of fiscal 2007. As a percentage of restaurant sales, food and beverage costs decreased to 30.7% in the second quarter of fiscal 2008 from 31.8% in the second quarter of fiscal 2007. This decrease in food and beverage costs as a percentage of restaurant sales was due to favorable beef costs, which were partially offset by higher grocery and dairy costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $17.5 million, or 51.3%, to $51.6 million in the second quarter of fiscal 2008 from $34.1 million in the second quarter of fiscal 2007. Restaurant operating expenses, as a percentage of restaurant sales, increased to 50.2% in the second quarter of fiscal 2008 from 46.4% in the second quarter of fiscal 2007 due to deleveraging from the Company’s lower comparable store sales.

Marketing and Advertising. Marketing and advertising expenses increased $2.6 million, or 118.2%, to $4.8 million in the second quarter of fiscal 2008 from $2.2 million in the second quarter of fiscal 2007. As a percentage of total revenues, marketing and advertising increased to 4.4% in the second quarter of fiscal 2008 from 2.8% in the second quarter of fiscal 2007. This increase in marketing and advertising expenses as a percentage of total revenues was primarily due to increased utilization of print media and an increase in promotional activity.

General and Administrative. General and administrative costs increased $4.4 million, or 78.6%, to $10.0 million in the second quarter of fiscal 2008 from $5.6 million in the second quarter of fiscal 2007. General and administrative costs as a percentage of total revenues increased to 9.3% in the second quarter of fiscal 2008 from 7.2% in the second quarter of fiscal 2007. This increase was primarily due to $1.4 million of expense associated with the departure of the Company’s Chief Executive Officer, $0.6 million of stock compensation expense, $0.8 million of incremental expense as a result of the Mitchell’s acquisition and $0.7 million of increased incentive compensation.

Depreciation and Amortization. Depreciation and amortization expense increased $1.5 million, or 51.7%, to $4.4 million in the second quarter of fiscal 2008 from $2.9 million in the second quarter of fiscal 2007. The increase was due primarily to the addition of new company-owned restaurants, acquired restaurants and remodel investments at the Company’s existing company-owned restaurants.

Pre-opening Costs. Pre-opening costs totaled $1.0 million in the second quarter of fiscal 2008 versus $1.1 million in the second quarter of fiscal 2007. This decrease is primarily due to timing of company-owned restaurant openings. There were two new company-owned restaurant openings in the second quarter of fiscal 2008.

Hurricane and Relocation Costs, net of Insurance Proceeds. During the second quarter of fiscal 2007, the Company recognized expense of $40,000 from net insurance proceeds related to the Company’s business interruption losses and property losses in New Orleans and Metairie, Louisiana and Biloxi, Mississippi as a result of Hurricane Katrina in 2005. Hurricane Katrina had no impact on the Company’s results in the second quarter of fiscal 2008 and is not expected to have any impact in future periods.

Interest Expense. Interest expense was $1.2 million for both the second quarter of fiscal 2008 and the second quarter of fiscal 2007. The Company’s actual interest expense increased $1.1 million, or 84.6%, to $2.4 million in the second quarter of fiscal 2008 from $1.3 million in the second quarter of fiscal 2007 due to the additional borrowings incurred in connection with the acquisition of the franchisee-owned restaurants in 2007 and the acquisition of Mitchell’s Fish Market and Cameron’s Steakhouse in February 2008. This increase was partially offset by a positive $1.2 million non-cash adjustment in the second quarter of fiscal 2008 related to the mark to market of the Company’s interest rate swap.

Income Tax Expense. Income tax expense decreased $1.6 million, or 61.5%, to $1.0 million in the second quarter of fiscal 2008 from $2.6 million in the second quarter of fiscal 2007. The decrease was primarily due to a decrease in income before income tax, as well as a decrease in the estimated annual effective tax rate to 28.0% from 32.3%.

Income from Continuing Operations. Income from continuing operations decreased $2.6 million, or 48.1%, to $2.8 million in the second quarter of fiscal 2008 from $5.4 million in the second quarter of fiscal 2007.

Discontinued Operations, net of Income Tax Benefit. Losses from discontinued operations, net of income tax benefit decreased $1,000, to $2,000 in the second quarter of fiscal 2008 compared to $3,000 in the second quarter of fiscal 2007. These losses relate to the Company’s former operations in Cleveland, Ohio and Manhattan, New York. On June 25, 2006, the Company closed its Cleveland, Ohio restaurant whose lease term ended in September 2006. The Company determined that the closed restaurant should be accounted for as discontinued operations because the Company does not expect any further direct or indirect cash inflows from the discontinued restaurant as the restaurant has completely ceased operation. During August 2005, the Company entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorneys fees; (2) the existing lease was terminated; and (3) the Company allowed the landlord to contract with a third party replacement tenant. Under the agreement, after the third anniversary, if the replacement tenant defaulted on the lease, the Company would be required to enter into a new agreement with the landlord for the remaining term. During the third quarter of fiscal 2007, the Company was notified that the replacement tenant was placed in default by the landlord and as a result, the Company will resume lease payments with respect to this property as soon as the third quarter of fiscal 2008. Payments will equal $0.2 million in the aggregate per fiscal quarter through September 2016. The Company will attempt to sublease the property in order to recover some or all of the amounts paid with respect to the lease. At June 29, 2008, the Company maintained a contingent lease liability of $0.2 million related to this property.

Twenty-Six Weeks Ended June 29, 2008 Compared to Twenty-Six Weeks Ended July 1, 2007

Restaurant Sales. Restaurant sales increased $46.0 million, or 30.3%, to $197.8 million in the first twenty-six weeks of fiscal 2008 from $151.8 million in the first twenty-six weeks of fiscal 2007. Ruth’s Chris sales grew in part due to $16.9 million in incremental sales from new company-owned Ruth’s Chris restaurants that opened since the second quarter in 2007, as well as $7.2 million from the previously franchised restaurants acquired during 2007 which combined provided for an additional 258 restaurant operating weeks. These increases were partially offset by an $10.1 million, or 7.0%, decrease in sales from comparable restaurants open throughout both periods. This decrease was due to a reduction in entrees of 9.3%, which was partially offset by an average check increase of 2.1%, driven by menu mix shifts and year over year pricing of approximately 2.5%. Restaurant sales generated from the acquisition of Mitchell’s Fish Market and Cameron’s Steakhouse were $33.1 million during the first twenty-six weeks of fiscal 2008.

Franchise Income. Franchise income increased $0.2 million, or 3.3%, to $6.3 million in the first twenty-six weeks of fiscal 2008 from $6.1 million in the first twenty-six weeks of fiscal 2007. The increase is primarily due to the ten new franchisee-owned restaurants that were opened since the second quarter of 2007 and was partially offset by the Company’s acquisition of three franchisee-owned restaurants during the third quarter of fiscal 2007. Domestic comparable franchisee-owned restaurant sales decreased 8.3% while international comparable franchisee-owned restaurant sales increased 6.1% providing for a blended comparable franchisee-owned restaurant sales decrease of 6.0%.

Other Operating Income. Other operating income increased $0.5 million, or 23.8%, to $2.6 million in the first twenty-six weeks of fiscal 2008 from $2.1 million in the first twenty-six weeks of fiscal 2007. This increase was due primarily to $2.6 million of net gift card breakage during the quarter compared to a net gift card breakage of $2.0 million in the prior year period. The Company recognizes gift card breakage for the remaining value of those cards that have not been redeemed within 18 months following the last date of card activity and when no third-party claim exists.

Food and Beverage Costs. Food and beverage costs increased $13.2 million, or 27.0%, to $62.0 million in the first twenty-six weeks of fiscal 2008 from $48.8 million in the first twenty-six weeks of fiscal 2007. As a percentage of restaurant sales, food and beverage costs decreased to 31.3% in the first twenty-six weeks of fiscal 2008 from 32.2% in the first twenty-six weeks of fiscal 2007. This decrease in food and beverage costs as a percentage of restaurant sales was due to favorable beef costs, which were partially offset by higher grocery and dairy costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $28.5 million, or 41.5%, to $97.1 million in the first twenty-six weeks of fiscal 2008 from $68.6 million in the first twenty-six weeks of fiscal 2007. Restaurant operating expenses, as a percentage of restaurant sales, increased to 49.1% in the first twenty-six weeks of fiscal 2008 from 45.2% in the first twenty-six weeks of fiscal 2007 due to deleveraging from the Company’s lower comparable store sales.

Marketing and Advertising. Marketing and advertising expenses increased $2.9 million, or 64.4%, to $7.4 million in the first twenty-six weeks of fiscal 2008 from $4.5 million in the first twenty-six weeks of fiscal 2007. As a percentage of total revenues, marketing and advertising increased to 3.6% in the first twenty-six weeks of fiscal 2008 from 2.8% in the first twenty-six weeks of fiscal 2007. This increase in marketing and advertising expenses as a percentage of total revenues was primarily due to increased utilization of print media and an increase in promotional activity.

General and Administrative. General and administrative costs increased $4.7 million, or 38.5%, to $16.9 million in the first twenty-six weeks of fiscal 2008 from $12.2 million in the first twenty-six weeks of fiscal 2007. General and administrative costs as a percentage of total revenues increased to 8.2% in the first twenty-six weeks of fiscal 2008 from 7.6% in the first twenty-six weeks of fiscal 2007. This increase was primarily due to $1.4 million of expense associated with the departure of the Company’s Chief Executive Officer, $1.3 million of incremental expense as a result of the Mitchell’s acquisition , $1.1 million of increased incentive compensation, and $0.6 million of stock compensation expense.

Depreciation and Amortization. Depreciation and amortization expense increased $2.1 million, or 36.2%, to $7.9 million in the first twenty-six weeks of fiscal 2008 from $5.8 million in the first twenty-six weeks of fiscal 2007. The increase was due primarily to the addition of new company-owned restaurants, acquired restaurants and remodel investments at the Company’s existing company-owned restaurants.

Pre-opening Costs. Pre-opening costs totaled $1.4 million in the first twenty-six weeks of fiscal 2008 versus $2.5 million in the first twenty-six weeks of fiscal 2007. This change is primarily due to timing of new company-owned restaurant openings and those under construction. There were two new company-owned restaurant openings in the first twenty-six weeks of fiscal 2008. In the first twenty-six weeks of 2007, the Company opened three new company-owned restaurants.

Hurricane and Relocation Costs, net of Insurance Proceeds. During the first twenty-six weeks of fiscal 2007, the Company recognized income of $3.5 million from net insurance proceeds related to the Company’s business interruption losses and property losses in New Orleans and Metairie, Louisiana and Biloxi, Mississippi as a result of Hurricane Katrina in 2005. Hurricane Katrina had no impact on the Company’s results in the first twenty-six weeks of fiscal 2008 and is not expected to have any impact in future periods.

Interest Expense. Interest expense increased $2.2 million, or 100.0%, to $4.4 million in the first twenty-six weeks of fiscal 2008 from $2.2 million in the first twenty-six weeks of fiscal 2007. This increase was primarily due to the additional borrowings related to the franchisee-owned restaurants acquired in 2007 and the Mitchell’s Fish Market and Cameron’s Steakhouse acquisition (see Footnote 2), and was partially offset by lower interest rates on those borrowings. Additionally, there was a net $0.2 million non-cash interest charge related to the mark to market of the Company’s interest rate swap.

Income Tax Expense. Income tax expense decreased $3.0 million, or 51.7%, to $2.8 million in the fist twenty-six weeks of fiscal 2008 from $5.8 million in the first twenty-six weeks of fiscal 2007. The decrease was primarily due to a decrease in income before income tax, as well as a decrease in the estimated annual effective tax rate to 28.0% from 32.3%.

Income from Continuing Operations. Income from continuing operations decreased $4.9 million, or 40.2%, to $7.3 million in the first twenty-six weeks of fiscal 2008 from $12.2 million in the first twenty-six weeks of fiscal 2007.

Discontinued Operations, net of Income Tax Benefit. Losses from discontinued operations, net of income tax benefit decreased $14,000, to $3,000 in the first twenty-six weeks of fiscal 2008 compared to $17,000 in the first twenty-six weeks of fiscal 2007. These losses relate to the Company’s former operations in Cleveland, Ohio and Manhattan, New York. On June 25, 2006, the Company closed its Cleveland, Ohio restaurant whose lease term ended in September 2006. The Company determined that the closed restaurant should be accounted for as discontinued operations because the Company does not expect any further direct or indirect cash inflows from the discontinued restaurant as the restaurant has completely ceased operation. During August 2005, the Company entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorneys fees; (2) the existing lease was terminated; and (3) the Company allowed the landlord to contract with a third party replacement tenant. Under the agreement, after the third anniversary, if the replacement tenant defaulted on the lease, the Company would be required to enter into a new agreement with the landlord for the remaining term. During the third quarter of fiscal 2007, the Company was notified that the replacement tenant was placed in default by the landlord and as a result, the Company will resume lease payments with respect to this property as soon as the third quarter of fiscal 2008. Payments will equal $0.2 million in the aggregate per fiscal quarter through September 2016. The Company will attempt to sublease the property in order to recover some or all of the amounts paid with respect to the lease. At June 29, 2008, the Company maintained a contingent lease liability of $0.2 million related to this property.

Liquidity and Capital Resources

The following table presents a summary of the Company’s net cash provided by (used in) operating, investing and financing activities:

	26 Weeks Ending
	July 1, 2007	June 29, 2008
	(unaudited)
Net cash provided by (used in):
Operating activities	$9,376	$23,159
Investing activities	(20,038)	(114,920)
Financing activities	7,742	82,149

Net decrease in cash and cash equivalents	$(2,920)	$(9,612)

The Company’s principal sources of cash during the first twenty-six weeks of fiscal 2008 were cash provided by operations and proceeds of long-term debt financing. Principal uses of cash during the first twenty-six weeks of fiscal 2008 included capital expenditures related to existing and in-process restaurants and the Mitchell’s Fish Market and Cameron’s Steakhouse acquisition. The Company expects that its principal uses of cash in the future will be to finance capital expenditures and to service debt.

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

Net cash provided by operating activities was $23.2 million in the first twenty-six weeks of fiscal 2008, compared to $9.4 million provided in the first twenty-six weeks of fiscal 2007. The increase in net cash provided by operating activities was due primarily to an increase in accounts payable and deferred rents, partially offset by a decrease in net income.

Net cash used in investing activities was $115.0 million in the first twenty-six weeks of fiscal 2008, compared to $20.0 million used in the first twenty-six weeks of fiscal 2007. This increase was primarily due to the $92.0 million acquisition of Mitchell’s Fish Market and Cameron’s Steakhouse.

Net cash provided by financing activities was $82.1 million in the first twenty-six weeks of fiscal 2008, compared to $7.7 million used in the first twenty-six weeks of fiscal 2007. This increase was primarily due to $92.0 million of additional borrowings for the Mitchell’s Fish Market and Cameron’s Steakhouse acquisition. On February 19, 2008, the Company amended and restated its existing credit facility in order to provide these additional borrowings. See note 4 to the Company’s unaudited financial statements included in Part I, Item 1 of this Report.

Capital expenditures, excluding acquisitions, totaled $21.9 million in the first twenty-six weeks of fiscal 2008, compared to $20.1 million in the first twenty-six weeks of fiscal 2007. This increase was primarily due to additional restaurant remodeling in the first twenty-six weeks of fiscal 2008, partially offset by the fact that there were two new restaurant openings in the first twenty-six weeks of fiscal 2008 while there were three new restaurant openings in the first twenty-six weeks of fiscal 2007.

The Company anticipates capital expenditures in the future will increase to the extent it opens additional company-owned restaurants and opportunistically acquires franchisee-owned restaurants and related rights. The Company currently expects to open five company-owned restaurants in 2008, of which two were opened in the first twenty-six weeks, and expects its capital expenditures to be approximately $125.0 million to $130.0 million, substantially all of which will relate to planned restaurant openings, maintenance capital and the Mitchell’s acquisition. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by borrowings under the Company’s revolving credit facility, depending upon timing of expenditures.

Off-Balance Sheet Arrangements

As of June 29, 2008, the Company did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 includes a summary of the critical accounting policies the Company believes are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the first twenty-six weeks of fiscal 2008. The Company has identified the following as our most critical accounting estimate:

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

Recent Accounting Pronouncements For Future Application

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. However, the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis is deferred to fiscal years beginning after December 15, 2008 and interim periods within those years. The Company is currently evaluating the impact that SFAS 157 will have on the consolidated financial statements and expects the adoption of this standard will not have a material impact on its consolidated balance sheet, income statements or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company evaluated the impact that SFAS 159 would have on the consolidated financial statements and concluded that the adoption of this standard did not have a material impact on its consolidated balance sheet, income statements or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”). SFAS 141R provides companies with guidance on how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs incurred as a result of the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS 141R is not permitted. The Company is currently evaluating the impact that SFAS 141R will have on the consolidated financial statements and expects the adoption of this standard will not have a material impact on its consolidated balance sheet, income statements or cash flows.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s revolving credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At June 29, 2008, the Company had $179.8 million of variable rate debt, of which $75.0 million has been converted to fixed rates through the use of an interest rate swap. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal 2008 of approximately $1.0 million.

By using an interest rate swap to manage exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the interest rate swap. When the fair value of an interest rate swap is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of an interest rate swap is negative, the Company owes the counterparty and, therefore, it does not possess credit risk.

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

Under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 29, 2008, the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2008 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

(b) Changes in internal control over financial reporting.

During the fiscal quarter ending June 29, 2008, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the first quarter of fiscal 2008, the Company acquired Mitchell’s Fish Market and Cameron’s Steakhouse. The Company is currently in the process of evaluating the acquired business’ internal controls and the impact of the acquisition on the Company’s internal control over financial reporting. The Company has implemented internal controls over the accounting for the acquisition of Mitchell’s and Cameron’s during the first twenty-six weeks of fiscal 2008 to ensure that the Company’s internal control over financial reporting remains effective.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 22, 2008. At the annual meeting, the Company’s stockholders were asked to consider the following matters, and the results of the voting at the meeting were as follows:

(1) The stockholders voted for the election of the following directors to serve on the Company’s board of directors until the next annual meeting and until their successors have been elected and qualified, or until their earlier death, resignation or retirement:

Director	Votes For	Votes Withheld
Robin P. Selati	19,657,446	2,047,855
Carla R. Cooper	19,659,438	2,045,863
Bannus B. Hudson	20,257,054	1,448,247
Alan Vituli	20,400,802	1,304,499

There were no broker non-votes in the election of directors since brokers who hold shares for the accounts of their clients had discretionary authority to vote such shares with respect to the election of directors.

(2) The proposed amendment to the Company’s 2005 Long-Term Equity Incentive Plan to increase the number of shares available for award by 1,500,000 shares was approved by a vote of 10,937,255 for, 5,853,757 against and 41,859 abstentions. There were also 4,872,430 broker non-votes, which were not considered votes cast for the proposal.

(3) The proposed amendment to the Company’s amended and restated Certificate of Incorporation in order to change the name of the Company to “Ruth’s Hospitality Group, Inc.” was approved by a vote of 20,163,437 for, 1,457,106 against and 84,757 abstentions. There were no broker non-votes since brokers who hold shares for the accounts of their clients had discretionary authority to vote such shares with respect to this proposal.

(4) The proposal to ratify KPMG LLP as the Company’s independent registered accounting firm for fiscal 2006 was approved by a vote of 21,556,456 for, 115,783 against and 33,061 abstentions. There were no broker non-votes since brokers who hold shares for the accounts of their clients had discretionary authority to vote such shares with respect to this proposal.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification of Ruth’s Hospitality Group, Inc.’s Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Ruth’s Hospitality Group, Inc.’s Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUTH’S HOSPITALITY GROUP, INC.

By:	/s/ Robert M. Vincent
Robert M. Vincent Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

August 6, 2008