Form 10-Q
period 2008-09-28
Ruths Hospitality Group, Inc.
filed 2008-11-07
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2008 was 23,321,390.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: changes in economic conditions and general trends, including the current economic downturn; changes in consumer preferences or discretionary spending; the current turmoil and instability in credit and capital markets; the effect of competition in the restaurant industry; the Company’s ability to manage recently opened or acquired restaurants; the Company’s ability to execute its business strategy effectively; health concerns about beef or other food products; reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; the Company’s ability to achieve market acceptance, particularly in new markets; harmful actions taken by the Company’s franchisees; the Company’s ability to protect its name and logo and other proprietary information; the impact of litigation; and the replacement of key management personnel. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 filed by the Company, as well as the Company’s other filings with the Securities and Exchange Commission (the “SEC”), all of which are available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share and per share data)

	December 30, 2007	September 28, 2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,311	$1,718
Accounts receivable, less allowance for doubtful accounts 2007—$229; 2008—$478 (unaudited)	11,825	14,364
Inventory	8,626	8,830
Prepaid expenses and other	2,803	3,527
Deferred income taxes	874	1,308

Total current assets	36,439	29,747
Property and equipment, net of accumulated depreciation 2007 - $58,462; 2008 - $66,417 (unaudited)	135,615	176,558
Goodwill and franchise rights	75,877	98,692
Trademarks	—	26,018
Other intangibles, net of accumulated amortization 2007 - $271; 2008 - $622 (unaudited)	4,081	8,599
Deferred income taxes	6,110	6,580
Other assets	2,156	2,907

Total assets	$260,278	$349,101

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$28,868	$34,185
Deferred revenue	27,686	20,025
Other current liabilities	1,445	1,480

Total current liabilities	57,999	55,690

Long-term debt	96,750	166,893
Deferred rent	16,245	21,079
Other liabilities	1,217	7,986

Total liabilities	172,211	251,648

Commitments and contingencies (Note 6)
Shareholders’ equity (deficit):
Common stock, par value $.01 per share; 100,000,000 shares authorized, 23,215,356 shares issued and outstanding at December 30, 2007 23,321,390 shares issued and outstanding at September 28, 2008	233	233
Additional paid-in capital	168,431	171,049
Accumulated deficit	(80,597)	(73,829)
Treasury stock, at cost; 71,950 shares at December 30, 2007 and September 28, 2008	—	—

Total shareholders’ equity	88,067	97,453

Total liabilities and shareholders’ equity	$260,278	$349,101

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements - Unaudited

(dollar amounts in thousands, except share and per share data)

	13 Weeks Ending		39 Weeks Ending
	September 30, 2007	September 28, 2008	September 30, 2007	September 28, 2008
Revenues:
Restaurant sales	$67,046	$95,783	$218,827	$293,570
Franchise income	2,942	3,408	9,019	9,701
Other operating income	236	86	2,311	2,707

Total revenues	70,224	99,277	230,157	305,978
Costs and expenses:
Food and beverage costs	21,485	30,496	70,324	92,473
Restaurant operating expenses	33,601	51,290	102,173	148,417
Marketing and advertising	1,733	3,551	6,229	10,944
General and administrative costs	5,632	6,707	17,840	23,640
Depreciation and amortization expenses	3,035	4,606	8,812	12,525
Pre-opening costs	800	1,095	3,316	2,451
Hurricane and relocation costs, net of insurance proceeds	12	—	(3,478)	—
Loss on the disposal of property and equipment, net	—	102	1,108	102

Operating income	3,926	1,430	23,833	15,426

Other income (expense):
Interest expense	(1,497)	(2,511)	(3,688)	(6,901)
Other	202	242	568	763

Income from continuing operations before income tax expense	2,631	(839)	20,713	9,288
Income tax expense (benefit)	850	(416)	6,690	2,419

Income (loss) from continuing operations	1,781	(423)	14,023	6,869
Discontinued operations, net of income tax benefit	1	97	17	101

Net income (loss)	$1,780	$(520)	$14,006	$6,768

Basic earnings (loss) per share:
Continuing operations	$0.08	$(0.02)	$0.60	$0.30
Discontinued operations	—	—	—	—

Basic earnings (loss) per share	$0.08	$(0.02)	$0.60	$0.30

Diluted earnings (loss) per share:
Continuing operations	$0.08	$(0.02)	$0.60	$0.29
Discontinued operations	—	—	—	—

Diluted earnings (loss) per share	$0.08	$(0.02)	$0.60	$0.29

Shares used in computing net income (loss) per common share:
Basic	23,201,221	23,312,679	23,204,845	23,274,761

Diluted	23,390,296	23,312,679	23,401,981	23,425,504

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Unaudited

(dollar amounts in thousands)

	39 Weeks Ending
	September 30, 2007	September 28, 2008
Cash flows from operating activities:
Net income	$14,006	$6,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,812	12,525
Deferred income taxes	508	(904)
Non-cash interest expense	75	214
Loss on the disposal of property and equipment, net	1,108	102
Non-cash compensation expense	1,123	2,493
Changes in operating assets and liabilities:
Accounts receivable	(1,468)	(2,539)
Inventories	(26)	869
Prepaid expenses and other	693	(724)
Other assets	(914)	232
Accounts payable and accrued expenses	(5,846)	8,973
Deferred revenue	(5,934)	(7,661)
Deferred rent	1,972	4,891
Other liabilities	162	(41)

Net cash provided by operating activities	14,271	25,198

Cash flows from investing activities:
Acquisition of property and equipment	(31,324)	(28,863)
Acquisition of Mitchells	—	(93,037)
Acquisition of franchises and millwork company	(13,684)
Proceeds on sale or disposition of fixed assets	53	—
Proceeds from sale-leaseback transactions	—	17,039

Net cash used in investing activities	(44,955)	(104,861)

Cash flows from financing activities:
Principal repayments on long-term debt	(5,000)	(43,857)
Proceeds from long-term debt	32,250	114,000
Income tax benefits credited to equity upon exercise of stock options	258	102
Proceeds from exercise of stock options	87	22
Deferred financing costs	(188)	(1,197)

Net cash provided by financing activities	27,407	69,070

Net decrease in cash and cash equivalents	(3,277)	(10,593)
Cash and cash equivalents at beginning of period	4,690	12,311

Cash and cash equivalents at end of period	$1,413	$1,718

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,566	$6,274
Income taxes	$7,719	$1,799

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(dollar amounts in thousands, except share and per share data)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (together, the “Company”) as of September 28, 2008 and December 30, 2007 and for the quarters and thirty-nine week periods ended September 28, 2008 and September 30, 2007 have been prepared by the Company, pursuant to the rules and regulations of the SEC.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the fiscal quarters and thirty-nine week periods ended September 28, 2008 and September 30, 2007 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The fiscal quarters ended September 28, 2008 and September 30, 2007 each contained 13 weeks and are referred to herein as the third quarter of fiscal 2008 and the third quarter of fiscal 2007, respectively. When combined, the first, second and third quarters of 2008 and 2007 are referred to herein as the first thirty-nine weeks of fiscal 2008 and the first thirty-nine weeks of fiscal 2007, respectively.

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

Reclassifications – Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income. Specifically, certain items in other assets were reclassified to other intangibles.

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

(3) Stock-Based Employee Compensation

As of September 28, 2008, the Company has the following share-based compensation plans:

2000 Stock Option Plan

The Company established a stock option plan which allows the Company’s Board of Directors to grant stock options to directors, officers, key employees and other key individuals performing services for the Company. The 2000 Stock Option Plan authorizes grants of options to purchase up to 1,765,981 shares of authorized but unissued common stock. The 2000 Stock Option Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to ten years from date of grant. Under the 2000 Stock Option Plan there are 212,678 shares of common stock issuable upon exercise of currently outstanding options at September 28, 2008 and 639,847 shares available for future grants. No future grants are expected to be made under the 2000 Stock Option Plan.

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

During the first quarter of fiscal 2008, the Company issued 1,030,000 shares of restricted shares to certain employees, executive officers and directors. Of these grants, 955,000 shares were issued with a fair market value equal to $7.22, and 75,000 shares were issued with a fair market value equal to $6.32. During the second quarter of fiscal 2008, the Company issued 225,000 shares of restricted shares to certain employees, executive officers and directors. Of these grants, 25,000 shares were issued with a fair market value equal to $6.96, and 200,000 shares were issued with a fair market value equal to $6.50. The restricted share prices were equal to the closing price of the stock on the dates of the grants. One-fifth of the restricted stock grant vests on each of the five anniversary dates following the grant date. Under the 2005 Equity Incentive Plan, as amended, there were 3,208,640 shares of common stock issuable upon exercise of currently outstanding options and restricted stock awards at September 28, 2008 and 646,365 shares available for future grants.

Total stock compensation expense recognized for the thirty-nine weeks ended September 30, 2007 and September 28, 2008 was $1,123 and $2,493, respectively.

(4) Long-term Debt

Long-term debt consists of the following:

	December 30, 2007	September 28, 2008
		(unaudited)
Senior Credit Facility:
Revolving credit facility	$96,750	$166,893
Less current maturities	—	—

	$96,750	$166,893

On February 19, 2008, the Company amended and restated its existing senior credit facility to increase the revolving loan commitment to $250,000. The amended and restated senior credit facility continues to provide for an increase in the revolving loan commitment by an additional $50,000 at the Company’s request (for a total commitment of $300,000), extends the maturity date of the outstanding principal from August 7, 2012 to February 19, 2013, and changes the maximum Consolidated Leverage Ratio in the financial covenants to 3.50:1.00. The Company utilized the facility to fund the acquisition of Mitchell’s Fish Market and Cameron’s Steakhouse. Management also intends to use the facility for working capital needs, expansion and potential future acquisitions.

As of September 28, 2008, the Company had an aggregate of $166,893 of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 5.3%. The Company had approximately $79,673 of borrowings available under its revolving credit facility, net of outstanding letters of credit of approximately $3,434. An additional $50,000 is also available upon the Company’s request. The Company is required to maintain certain financial covenants and is also subject to restrictive covenants under its borrowings. The Company was in compliance with all such covenants at September 28, 2008. The Company’s obligations under the senior credit facility are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries.

(5) Earnings (Loss) Per Share

Basic earnings (loss) per common share were computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the applicable period. In periods where losses are recorded, potentially dilutive securities would decrease the loss per common share and therefore are not added to the weighted-average number of common shares outstanding. For the thirteen and thirty-nine weeks ended September 28, 2008, options to purchase 1,534,072 and 1,193,118 shares, respectively, of the Company’s common stock at weighted average exercise prices of $4.67 and $6.34 per share, respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	13 Weeks Ending		39 Weeks Ending
	September 30, 2007	September 28, 2008	September 30, 2007	September 28, 2008
	(unaudited)		(unaudited)
Income (loss)	$1,780	(520)	$14,006	$6,768

Shares:
Weighted average number of common shares outstanding - basic	23,201,221	23,312,679	23,204,845	23,274,761
Dilutive stock options	189,075	—	197,136	150,743

Weighted-average number of common shares outstanding - diluted	23,390,296	23,312,679	23,401,981	23,425,504

Basic earnings (loss) per common share:
Continuing operations	$0.08	$(0.02)	$0.60	$0.30
Discontinued operations	—	—	—	—

Basic earnings (loss) per common share	$0.08	$(0.02)	$0.60	$0.30

Diluted earnings (loss) per common share:
Continuing operations	$0.08	$(0.02)	$0.60	$0.29
Discontinued operations	—	—	—	—

Diluted earnings (loss) per common share	$0.08	$(0.02)	$0.60	$0.29

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

On December 24, 2004, the Company closed its Manhattan-UN, New York restaurant operation, one of its two Ruth’s Chris Steak House locations in Manhattan, New York. Prior to and including 2004, the Company experienced operating losses at its Manhattan-UN, New York restaurant location, which leased the property on which it operated. During August 2005, the Company entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) the Company made a one-time payment of $349 to the landlord for rent, commission on replacement lease, and attorney’s fees; (2) the existing lease was terminated; and (3) the Company allowed the landlord to contract with a third party replacement tenant. Under the agreement, after the third anniversary, if the replacement tenant defaulted on the lease, the Company would be required to enter into a new agreement with the landlord for the remaining term. During the third quarter of fiscal 2007, the Company was notified that the replacement tenant was placed in default by the landlord and as a result, the Company resumed lease payments with respect to this property during the third quarter of fiscal 2008. Payments will equal $145 in the aggregate per fiscal quarter through September 2016. The Company will attempt to sublease the property in order to recover some or all of the amounts paid with respect to the lease. At September 28, 2008, the Company maintained a contingent lease liability of $280 related to this property.

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

Discontinued operations consist of the following:

	13 Weeks Ending		39 Weeks Ending
	September 30, 2007	September 28, 2008	September 30, 2007	September 28, 2008
	(unaudited)		(unaudited)
Revenues	$—	$—	$—	$—
Income (loss) before income tax	(1)	(136)	(26)	(142)
Income (loss) from operations of discontinued restaurants, net of income tax benefit	(1)	(97)	(17)	(101)

(8) Income Taxes

The effective income tax rate for the quarter ended September 28, 2008 was 26.0% compared to an effective income tax rate of 32.3% for the quarter ended September 30, 2007. The decrease in the estimated annual effective rate for fiscal 2008 is primarily attributable to an increase in the impact of federal tax credits combined with a decrease in income before income tax.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The implementation of FIN 48 did not result in any changes to the Company’s unrecognized tax benefits for uncertain tax positions. As of the date of adoption, the Company’s gross unrecognized tax benefits totaled approximately $650, of which $423, if recognized, would impact the effective tax rate. As of September 28, 2008, the Company’s gross unrecognized tax benefits totaled approximately $589, of which $383, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the unrecognized tax benefits within the next 12 months. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of the date of adoption and September 28, 2008, the Company had accrued approximately $139 and $137, respectively, for the payment of interest, which is included as a component of the unrecognized tax benefit noted above.

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction, many state jurisdictions and Puerto Rico. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for years before 2004 and is no longer subject to state and local or Puerto Rico income tax examinations by tax authorities for years before 2003.

In the second quarter of fiscal 2008, the IRS informed the Company that it has selected the 2005 and 2006 tax years for examination. In the third quarter of fiscal 2008, the IRS informed the Company that it has also selected the 2004 tax year for examination. As the tax positions have remained consistent with those from previously audited tax years, the Company does not expect any material adverse findings as a result of the current IRS audits that have not been included in our current tax payable or deferred tax liability. Due to the ongoing IRS examination, we anticipate that it is reasonably possible that our unrecognized tax benefits may increase or decrease, but we are unable to estimate the range.

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

Overview

We are the owner, operator and franchisor of upscale steakhouses. As of September 28, 2008, there were 128 Ruth’s Chris Steak House restaurants, of which 65 were company-owned and 63 were franchisee-owned, including 13 international franchisee-owned restaurants in Mexico, Hong Kong, Taiwan, Canada, Japan and the Dutch Caribbean.

On February 19, 2008, we completed the acquisition of all of the operating assets and intellectual property of Mitchell’s Fish Market, operating under the names Mitchell’s Fish Market and Columbus Fish Market, and Cameron’s Steakhouse, operating under the names Cameron’s Steakhouse and Mitchell’s Steakhouse, from Cameron Mitchell Restaurants, LLC (CMR). The assets consisted of 19 Mitchell’s Fish Markets and three Cameron’s Steakhouses and their operating results are included in our consolidated financial statements from the date of acquisition.

Our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 provides additional information about our business, operations and financial condition.

Hurricane and Relocation Costs, Net of Insurance Proceeds

During the third quarter of fiscal 2005, our corporate office building in Metairie, Louisiana was damaged by Hurricane Katrina and we subsequently relocated our corporate offices to Heathrow, Florida. Our restaurants in New Orleans and Metairie, Louisiana were also damaged by the hurricane. The Metairie restaurant reopened in December 2005 but the New Orleans restaurant has not reopened (although we have subsequently opened a new restaurant in New Orleans). We have completed the construction and preopening activities for a new restaurant in Biloxi, Mississippi, that was also lost due to Hurricane Katrina. Related to these events, we recognized income, net of relocation costs, of $3.5 million in the first quarter of fiscal 2007. These net insurance proceeds related to our business interruption losses in New Orleans and Metairie, Louisiana and Biloxi, Mississippi. During the first quarter of fiscal 2007, we finalized our claim and do not expect any significant expenses or proceeds related to the Hurricane Katrina in the future.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of total revenues for the periods indicated. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	13 Weeks Ending		39 Weeks Ending
	September 30, 2007	September 28, 2008	September 30, 2007	September 28, 2008
Revenues:
Restaurant sales	95.5%	96.5%	95.1%	95.9%
Franchise income	4.2%	3.4%	3.9%	3.2%
Other operating income	0.3%	0.1%	1.0%	0.9%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	32.0%	31.8%	32.1%	31.5%
Restaurant operating expenses (percentage of restaurant sales)	50.1%	53.5%	46.7%	50.6%
Marketing and advertising	2.5%	3.6%	2.7%	3.6%
General and administrative costs	8.0%	6.8%	7.8%	7.7%
Depreciation and amortization expenses	4.3%	4.6%	3.8%	4.1%
Pre-opening costs	1.1%	1.1%	1.4%	0.8%
Hurricane and relocation costs, net of insurance proceeds	—	—	(1.5)%	—
Loss on the disposal of property and equipment, net	—	0.1%	0.5%	—

Operating income	5.6%	1.4%	10.4%	5.0%

Other income (expense):
Interest expense	(2.1)%	(2.5)%	(1.6)%	(2.3)%
Other	0.3%	0.2%	0.2%	0.2%

Income (loss) from continuing operations before income tax expense	3.8%	(0.9)%	9.0%	2.9%

Income tax expense (benefit)	1.2%	(0.4)%	2.9%	0.8%

Income (loss) from continuing operations	2.6%	(0.5)%	6.1%	2.1%
Discontinued operations, net of income tax benefit	—	0.1%	—	—

Net income (loss)	2.6%	(0.6)%	6.1%	2.1%

Third Quarter Ended September 28, 2008 (13 Weeks) Compared to Third Quarter Ended September 30, 2007 (13 Weeks)

Restaurant Sales. Restaurant sales increased $28.8 million, or 43.0%, to $95.8 million in the third quarter of fiscal 2008 from $67.0 million in the third quarter of fiscal 2007. Our sales grew in part due to $8.6 million in incremental sales from eight new company-owned Ruth’s Chris restaurants that opened since the third quarter in 2007, as well as $2.5 million from the three previously franchised restaurants acquired during 2007, which combined provided for an additional 124 restaurant operating weeks. These increases were offset by a $4.4 million, or 6.9%, decrease in sales from comparable restaurants open throughout both periods. This decrease was primarily due to a decrease in entrees of 5.2%, and a decrease of 3.6% due to changes in product mix offset by pricing of 2.0%. In addition, there were 37 restaurant operating days lost due to Hurricanes Gustav and Ike during the third quarter of 2008. Restaurant sales generated from the acquisition of Mitchell’s Fish Market and Cameron’s Steakhouse were $22.1 million during the third quarter of 2008. Sales for these acquired restaurants are below expectations, but are consistent with comparative restaurant sales in the casual restaurant industry. For further information on the acquisition, see Note 2 to our unaudited statements included in Part I, Item 1 of this Report.

Franchise Income. Franchise income increased $0.5 million, or 17.2%, to $3.4 million in the third quarter of fiscal 2008 from $2.9 million in the third quarter of fiscal 2007. The increase is primarily due to the eleven new franchisee-owned restaurants that were opened since the third quarter of 2007 and was partially offset by our acquisition of three franchisee-owned restaurants during the third quarter of fiscal 2007. Domestic comparable franchisee-owned restaurant sales decreased 6.7% while international comparable franchisee-owned restaurant sales decreased 9.1%, providing for a blended comparable franchisee-owned restaurant sales decrease of 7.1%.

Other Operating Income. Other operating income decreased $0.1 million, or 50.0%, to $0.1 million in the third quarter of fiscal 2008 from $0.2 million in the third quarter of fiscal 2007. This decrease was due primarily to an increase in gift card sales discounts.

Food and Beverage Costs. Food and beverage costs increased $9.0 million, or 41.9%, to $30.5 million in the third quarter of fiscal 2008 from $21.5 million in the third quarter of fiscal 2007. As a percentage of restaurant sales, food and beverage costs decreased to 31.8% in the third quarter of fiscal 2008 from 32.0% in the third quarter of fiscal 2007. This decrease in food and beverage costs as a percentage of restaurant sales was due to favorable beef costs, which were partially offset by higher grocery and dairy costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $17.7 million, or 52.7%, to $51.3 million in the third quarter of fiscal 2008 from $33.6 million in the third quarter of fiscal 2007. Restaurant operating expenses, as a percentage of restaurant sales, increased to 53.5% in the third quarter of fiscal 2008 from 50.1% in the third quarter of fiscal 2007 due to deleveraging from the Company’s lower comparable store sales. The meaning of deleveraging as it pertains to us occurs when sales decline and a large portion of the associated costs are fixed; therefore the related costs have a larger impact as a percentage of sales.

Marketing and Advertising. Marketing and advertising expenses increased $1.9 million, or 111.8%, to $3.6 million in the third quarter of fiscal 2008 from $1.7 million in the third quarter of fiscal 2007. As a percentage of total revenues, marketing and advertising increased to 3.6% in the third quarter of fiscal 2008 from 2.5% in the third quarter of fiscal 2007. This increase in marketing and advertising expenses as a percentage of total revenues was primarily due to increased utilization of print media and an increase in promotional activity.

General and Administrative. General and administrative costs increased $1.1 million, or 19.6%, to $6.7 million in the third quarter of fiscal 2008 from $5.6 million in the third quarter of fiscal 2007. General and administrative costs as a percentage of total revenues decreased to 6.8% in the third quarter of fiscal 2008 from 8.0% in the third quarter of fiscal 2007. This decrease in general and administrative expenses as a percentage of sales was primarily due to a reduction in incentive compensation.

Depreciation and Amortization. Depreciation and amortization expense increased $1.6 million, or 53.3%, to $4.6 million in the third quarter of fiscal 2008 from $3.0 million in the third quarter of fiscal 2007. The increase was due primarily to the addition of new company-owned restaurants, acquired restaurants and remodel investments at our existing company-owned restaurants.

Pre-opening Costs. Pre-opening costs totaled $1.1 million in the third quarter of fiscal 2008 versus $0.8 million in the third quarter of fiscal 2007. This increase is primarily due to the timing of company-owned restaurant openings. There were two new company-owned restaurant openings in the third quarter of fiscal 2008.

Hurricane and Relocation Costs, net of Insurance Proceeds. During the third quarter of fiscal 2007, we recognized expense of $12,000 related to our business interruption losses and property losses in New Orleans and Metairie, Louisiana and Biloxi, Mississippi as a result of Hurricane Katrina in 2005. There was no impact on our results in the third quarter of fiscal 2008.

Interest Expense. Interest expense increased $1.0 million, or 66.7%, to $2.5 million in the third quarter of fiscal 2008 from $1.5 million in the third quarter of fiscal 2007. The increase was due to the additional borrowings incurred in connection with the acquisition of the franchisee-owned restaurants in 2007 and the acquisition of Mitchell’s Fish Market and Cameron’s Steakhouse in February 2008.

Income Tax Expense. Income tax expense decreased $1.3 million, or 144.4%, to a $0.4 million benefit in the third quarter of fiscal 2008 from a $0.9 million expense in the third quarter of fiscal 2007. The decrease was primarily due to an increase in the impact of federal tax credits combined with a decrease in income before income tax.

Income (Loss) from Continuing Operations. There was a loss from continuing operations of $0.4 million in the third quarter of fiscal 2008 compared to income of $1.8 million in the third quarter of fiscal 2007, a decrease of $2.2 million or 122.2%.

Discontinued Operations, net of Income Tax Benefit. Losses from discontinued operations, net of income tax benefit increased $96,000, to $97,000 in the third quarter of fiscal 2008 compared to $1,000 in the third quarter of fiscal 2007. These losses relate to our former operations in Cleveland, Ohio and Manhattan, New York. On June 25, 2006, we closed our Cleveland, Ohio restaurant whose lease term ended in September 2006. We determined that the closed restaurant should be accounted for as discontinued operations because we do not expect any further direct or indirect cash inflows from the discontinued restaurant as the restaurant has completely ceased operation. During August 2005, we entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) we made a one-time payment of $349 to the landlord for rent, commission on replacement lease, and attorneys fees; (2) the existing lease was terminated; and (3) we allowed the landlord to contract with a third party replacement tenant. Under the agreement, after the third anniversary, if the replacement tenant defaulted on the lease, we would be required to enter into a new agreement with the landlord for the remaining term. During the third quarter of fiscal 2007, we were notified that the replacement tenant was placed in default by the landlord and as a result, we resumed lease payments with respect to this property during the third quarter of fiscal 2008. Payments will equal $145 in the aggregate per fiscal quarter through September 2016. We will attempt to sublease the property in order to recover some or all of the amounts paid with respect to the lease. At September 28, 2008, we maintained a contingent lease liability of $280 related to this property.

Thirty-Nine Weeks Ended September 28, 2008 Compared to Thirty-Nine Weeks Ended September 30, 2007

Restaurant Sales. Restaurant sales increased $74.8 million, or 34.2%, to $293.6 million in the first thirty-nine weeks of fiscal 2008 from $218.8 million in the first thirty-nine weeks of fiscal 2007. Our sales grew in part due to $21.1 million in incremental sales from eight new company-owned Ruth’s Chris restaurants that opened since the third quarter in 2007, as well as $9.7 million from three previously franchised restaurants acquired during 2007 which combined provided for an additional 324 restaurant operating weeks. These increases were offset by a $14.4 million, or 7.0%, decrease in sales from comparable restaurants open throughout both periods. This decrease was due to a reduction in entrees of 7.1%, and a decrease of 2.4% due to changes in product mix offset by pricing of 2.5%. In addition, there were 37 restaurant operating days lost due to Hurricanes Gustav and Ike during the third quarter of 2008. Restaurant sales generated from the acquisition of Mitchell’s Fish Market and Cameron’s Steakhouse were $55.1 million during the first thirty-nine weeks of fiscal 2008. Sales for these acquired restaurants are below expectations, but are consistent with comparative restaurant sales in the casual restaurant industry. For further information on the acquisition, see Note 2 to our unaudited statements included in Part I, Item 1 of this Report.

Franchise Income. Franchise income increased $0.7 million, or 7.8%, to $9.7 million in the first thirty-nine weeks of fiscal 2008 from $9.0 million in the first thirty-nine weeks of fiscal 2007. The increase is primarily due to the eleven new franchisee-owned restaurants that were opened since the third quarter of 2007 and was partially offset by our acquisition of three franchisee-owned restaurants during the third quarter of fiscal 2007. Domestic comparable franchisee-owned restaurant sales decreased 7.8% while international comparable franchisee-owned restaurant sales increased 1.3% providing for a blended comparable franchisee-owned restaurant sales decrease of 6.3%.

Other Operating Income. Other operating income increased $0.4 million, or 17.4%, to $2.7 million in the first thirty-nine weeks of fiscal 2008 from $2.3 million in the first thirty-nine weeks of fiscal 2007. This increase was due primarily to $2.2 million of net gift card breakage during the quarter compared to a net gift card breakage of $1.9 million in the prior year period. We recognize gift card breakage for the remaining value of those cards that have not been redeemed within 18 months following the last date of card activity and when no third-party claim exists.

Food and Beverage Costs. Food and beverage costs increased $22.2 million, or 31.6%, to $92.5 million in the first thirty-nine weeks of fiscal 2008 from $70.3 million in the first thirty-nine weeks of fiscal 2007. As a percentage of restaurant sales, food and beverage costs decreased to 31.5% in the first thirty-nine weeks of fiscal 2008 from 32.1% in the first thirty-nine weeks of fiscal 2007. This decrease in food and beverage costs as a percentage of restaurant sales was due to favorable beef costs, which were partially offset by higher grocery and dairy costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $46.2 million, or 45.2%, to $148.4 million in the first thirty-nine weeks of fiscal 2008 from $102.2 million in the first thirty-nine weeks of fiscal 2007. Restaurant operating expenses, as a percentage of restaurant sales, increased to 50.6% in the first thirty-nine weeks of fiscal 2008 from 46.7% in the first thirty-nine weeks of fiscal 2007 due to deleveraging from our lower comparable store sales. The meaning of deleveraging as it pertains to us occurs when sales decline and a large portion of the associated costs are fixed; therefore the related costs have a larger impact as a percentage of sales.

Marketing and Advertising. Marketing and advertising expenses increased $4.7 million, or 75.8%, to $10.9 million in the first thirty-nine weeks of fiscal 2008 from $6.2 million in the first thirty-nine weeks of fiscal 2007. As a percentage of total revenues, marketing and advertising increased to 3.7% in the first thirty-nine weeks of fiscal 2008 from 2.8% in the first thirty-nine weeks of fiscal 2007. This increase in marketing and advertising expenses as a percentage of total revenues was primarily due to increased utilization of print media and an increase in promotional activity.

General and Administrative. General and administrative costs increased $5.8 million, or 32.6%, to $23.6 million in the first thirty-nine weeks of fiscal 2008 from $17.8 million in the first thirty-nine weeks of fiscal 2007. General and administrative costs as a percentage of total revenues decreased to 7.7% in the first thirty-nine weeks of fiscal 2008 from 7.8% in the first thirty-nine weeks of fiscal 2007. This decrease was primarily due to a reduction in travel expenses.

Depreciation and Amortization. Depreciation and amortization expense increased $3.7 million, or 42.0%, to $12.5 million in the first thirty-nine weeks of fiscal 2008 from $8.8 million in the first thirty-nine weeks of fiscal 2007. The increase was due primarily to the addition of new company-owned restaurants, acquired restaurants and remodel investments at our existing company-owned restaurants.

Pre-opening Costs. Pre-opening costs totaled $2.5 million in the first thirty-nine weeks of fiscal 2008 versus $3.3 million in the first thirty-nine weeks of fiscal 2007. This change is primarily due to timing of new company-owned restaurant openings and those under construction. There were four new company-owned restaurant openings in the first thirty-nine weeks of fiscal 2008. In the first thirty-nine weeks of 2007, we opened four new company-owned restaurants and two new company-owned restaurants in October 2007.

Hurricane and Relocation Costs, net of Insurance Proceeds. During the first thirty-nine weeks of fiscal 2007, we recognized income of $3.5 million from net insurance proceeds related to our business interruption losses and property losses in New Orleans and Metairie, Louisiana and Biloxi, Mississippi as a result of Hurricane Katrina in 2005. Hurricane Katrina had no impact on our results in the first thirty-nine weeks of fiscal 2008 and is not expected to have any impact in future periods.

Interest Expense. Interest expense increased $3.2 million, or 86.5%, to $6.9 million in the first thirty-nine weeks of fiscal 2008 from $3.7 million in the first thirty-nine weeks of fiscal 2007. This increase was primarily due to the additional borrowings related to the franchisee-owned restaurants acquired in 2007 and the Mitchell’s Fish Market and Cameron’s Steakhouse acquisition (see Footnote 2).

Income Tax Expense. Income tax expense decreased $4.3 million, or 64.2%, to $2.4 million in the fist thirty-nine weeks of fiscal 2008 from $6.7 million in the first thirty-nine weeks of fiscal 2007. The decrease was primarily due to an increase in the impact of federal tax credits combined with a decrease in income before income tax.

Income from Continuing Operations. Income from continuing operations decreased $7.1 million, or 50.7%, to $6.9 million in the first thirty-nine weeks of fiscal 2008 from $14.0 million in the first thirty-nine weeks of fiscal 2007.

Discontinued Operations, net of Income Tax Benefit. Losses from discontinued operations, net of income tax benefit increased $84,000, to $101,000 in the first thirty-nine weeks of fiscal 2008 compared to $17,000 in the first thirty-nine weeks of fiscal 2007. These losses relate to our former operations in Cleveland, Ohio and Manhattan, New York. On June 25, 2006, we closed our Cleveland, Ohio restaurant whose lease term ended in September 2006. We determined that the closed restaurant should be accounted for as discontinued operations because we do not expect any further direct or indirect cash inflows from the discontinued restaurant as the restaurant has completely ceased operation. During August 2005, we entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) we made a one-time payment of $349 to the landlord for rent, commission on replacement lease, and attorneys fees; (2) the existing lease was terminated; and (3) we allowed the landlord to contract with a third party replacement tenant. Under the agreement, after the third anniversary, if the replacement tenant defaulted on the lease, we would be required to enter into a new agreement with the landlord for the remaining term. During the third quarter of fiscal 2007, we were notified that the replacement tenant was placed in default by the landlord and as a result, we resumed lease payments with respect to this property in the third quarter of fiscal 2008. Payments will equal $145 in the aggregate per fiscal quarter through September 2016. We will attempt to sublease the property in order to recover some or all of the amounts paid with respect to the lease. At September 28, 2008, we maintained a contingent lease liability of $280 related to this property.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	39 Weeks Ending
	September 30, 2007	September 28, 2008
	(unaudited)
Net cash provided by (used in):
Operating activities	$14,271	$25,198
Investing activities	(44,955)	(104,861)
Financing activities	27,407	69,070

Net decrease in cash and cash equivalents	$(3,277)	$(10,593)

Our principal sources of cash during the first thirty-nine weeks of fiscal 2008 were cash provided by operations and proceeds of long-term debt financing. Principal uses of cash during the first thirty-nine weeks of fiscal 2008 included capital expenditures related to existing and in-process restaurants and the Mitchell’s Fish Market and Cameron’s Steakhouse acquisition. We expect that our principal uses of cash in the future will be to finance capital expenditures and to service debt.

Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily for cash or by credit card and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, thereby reducing the need for incremental working capital to support growth.

Net cash provided by operating activities was $25.2 million in the first thirty-nine weeks of fiscal 2008, compared to $14.3 million provided in the first thirty-nine weeks of fiscal 2007. The increase in net cash provided by operating activities was due primarily to an increase in accounts payable and deferred rents, partially offset by a decrease in net income.

Net cash used in investing activities was $104.9 million in the first thirty-nine weeks of fiscal 2008, compared to $45.0 million used in the first thirty-nine weeks of fiscal 2007. This increase was primarily due to the $92.0 million acquisition of Mitchell’s Fish Market and Cameron’s Steakhouse. We also received proceeds of approximately $17.0 million from the sale-leaseback of five restaurants.

Net cash provided by financing activities was $69.1 million in the first thirty-nine weeks of fiscal 2008, compared to $27.4 million in the first thirty-nine weeks of fiscal 2007. This increase was primarily due to $92.0 million of additional borrowings for the Mitchell’s Fish Market and Cameron’s Steakhouse acquisition. On February 19, 2008, we amended and restated our existing credit facility in order to provide these additional borrowings. See note 4 to our unaudited financial statements included in Part I, Item 1 of this Report.

Capital expenditures, excluding acquisitions, totaled $28.9 million in the first thirty-nine weeks of fiscal 2008, compared to $31.3 million in the first thirty-nine weeks of fiscal 2007. This decrease was primarily due to fewer restaurant openings during the fiscal year. We opened four restaurants in the first thirty-nine weeks of fiscal 2008 while there were seven new restaurant openings in the first thirty-nine weeks of fiscal 2007.

We anticipate capital expenditures in the future will increase to the extent we open additional company-owned restaurants and opportunistically acquire franchisee-owned restaurants and related rights. We currently expect to open five company-owned restaurants in 2008, of which four were opened in the first thirty-nine weeks, and we expect our capital expenditures to be approximately $120.0 million to $125.0 million, substantially all of which will relate to planned restaurant openings, maintenance capital and the Mitchell’s acquisition. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by borrowings under our revolving credit facility, depending upon timing of expenditures.

Off-Balance Sheet Arrangements

As of September 28, 2008, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the first thirty-nine weeks of fiscal 2008. We have identified the following as our most critical accounting estimate:

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) 123R. Under the provisions of SFAS 123R, share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model and is recognized as expense ratably over the requisite period. The option pricing models require judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ in the future from that recorded in the current period.

Recent Accounting Pronouncements For Future Application

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. However, the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis is deferred to fiscal years beginning after December 15, 2008 and interim periods within those years. We are currently evaluating the impact that SFAS 157 will have on the consolidated financial statements and expect the adoption of this standard will not have a material impact on our consolidated balance sheet, income statements or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. We evaluated the impact that SFAS 159 would have on the consolidated financial statements and concluded that the adoption of this standard did not have a material impact on our consolidated balance sheet, income statements or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”). SFAS 141R provides companies with guidance on how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs incurred as a result of the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS 141R is not permitted. We are currently evaluating the impact that SFAS 141R will have on the consolidated financial statements and expect the adoption of this standard will not have a material impact on its consolidated balance sheet, income statements or cash flows.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s revolving credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At September 28, 2008, the Company had $166.9 million of variable rate debt, of which $50.0 million has been converted to fixed rates through the use of an interest rate swap. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal 2008 of approximately $1.3 million.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 28, 2008, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2008 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

(b)	Changes in internal control over financial reporting.

During the fiscal quarter ending September 28, 2008, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the first quarter of fiscal 2008, the Company acquired Mitchell’s Fish Market and Cameron’s Steakhouse. Refer to Note (2) of Notes to Condensed Consolidated Financial Statements for additional information regarding this acquisition. The Company is currently in the process of evaluating the acquired business’ internal controls and the impact of the acquisition on the Company’s internal control over financial reporting. The Company has implemented internal controls over the accounting for the acquisition of Mitchell’s and Cameron’s during the first thirty-nine weeks of fiscal 2008 to ensure that the Company’s internal control over financial reporting remains effective.

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

ITEM 1A. RISK FACTORS

We note the following risks in addition to the Risk Factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007:

Turmoil in the financial services industry, volatility in securities trading markets and general economic downturns may adversely affect our ability to access the credit and capital markets to finance a portion of our working capital requirements and support our liquidity needs.

The Company has exposure to many different financial institutions and counterparties including under its existing senior credit facility and other credit and financing arrangements, including interest rate swaps. Many of these transactions expose the Company to credit risk in the event that any of its lenders or counterparties are unable to honor its commitments or otherwise defaults under a financing agreement. Credit and capital markets have recently experienced a great deal of turmoil, and certain leading financial institutions have either declared bankruptcy or have shown significant deterioration in their financial stability. If any of these counterparties declares bankruptcy and/or becomes insolvent, they may not be able to perform under their contracts with the Company, which could leave the Company with reduced or no senior credit facility or unhedged against changes in interest rates. The constriction of the credit markets, if not alleviated, could increase the Company’s cost of borrowing or limit its ability to obtain additional financing on terms it finds acceptable. Any significant limitations on its ability to access the financing provided under our existing credit facility or under any of the Company’s other credit or financing arrangements could materially and adversely affect the Company’s business and results of operations.

Current levels of market volatility and the contraction of the capital and real estate markets are unprecedented and are unlikely to improve in the near future, which could adversely affect our business and results of operations and increase the volatility of our common stock.

Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant market turmoil and tightening of credit. In turn, this has led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The Company currently anticipates that the difficult conditions in the financial markets are not likely to improve in the near future. The significant deterioration in economic conditions in any of the Company’s markets has and will continue to reduce guest traffic and required certain of the Company’s affected restaurants to lower their prices, both of which reduce the Company’s total revenues and operating income. For example, the Company has experienced a 6.9% decrease in sales from comparable restaurants opened in both the thirty-nine weeks ended September 28, 2008 versus the thirty-nine weeks ended September 30, 2007. October 2008 comparable restaurant sales for company-owned Ruth’s Chris restaurants were down approximately 15%. The Company believes these economic conditions and market volatility have and may continue to adversely affect the price of its common stock. Any changes in economic conditions, or a continuation or increase in the severity of the current economic downturn would affect the Company’s ability to attract guests or price its menu items at favorable levels, which would result in significant reductions in revenue and/or operating income and, in turn, the market price for its common stock.

The Company has recently replaced many members of its management and effected a substantial reduction in its corporate headcount, and the Company’s failure to successfully adapt to these changes and/or a failure by its new management team to successfully manage its operations may reduce its net income.

In 2008 we have replaced a large portion of our senior management team, including our Chief Executive Officer. Our future success depends on the ability of our senior management team, many of whom have been with Ruth’s Chris for less than 12 months, to work together and successfully implement our strategies while maintaining the strength of our brand. If our senior management team fails to work together successfully, or if one or more of our senior managers is unable to effectively implement our business strategy, we may be unable to operate our business in the manner in which we expect. Furthermore, we recently had a substantial reduction in our corporate headcount. This reduction will require remaining corporate team members to fulfill new roles that they have not been filling in the past. If we cannot operate our corporate platform in an effective manner, it may impact our business operations in a material adverse manner.

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

RUTH’S HOSPITALITY GROUP, INC.

By:	/s/ Michael P. O’Donnell
Michael P. O’Donnell
President and Chief Executive Officer
(Principal Executive Officer)

RUTH’S HOSPITALITY GROUP, INC.

By:	/s/ Robert M. Vincent
Robert M. Vincent
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

November 7, 2008