Form 10-K
period 2008-12-28
Ruths Hospitality Group, Inc.
filed 2009-03-13
CIK 1324272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2008, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant was approximately $100,521,019.

The number of shares outstanding of the registrant’s common stock as of March 13, 2009, was 24,107,986.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on or around May 21, 2009, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

1

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the materials incorporated by reference herein contain “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; the Company’s ability to integrate the restaurants acquired in the Mitchell’s acquisition; the Company’s ability to realize the anticipated benefits of acquired restaurants; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; the Company’s ability to protect its name and logo and other proprietary information; the impact of litigation; the restrictions imposed by the Company’s credit agreement; failure of internal controls over financial reporting; and the portion of the Company’s voting power controlled by one principal stockholder. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, please see Item 1A. “Risk Factors” in this Annual Report on Form 10-K as well as the Company’s other filings with the Securities and Exchange Commission (the “SEC”), all of which are available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Annual Report on Form 10-K to reflect events or circumstances after the date hereof. Stockholders and other security holders or buyers of the Company’s securities or its other creditors should not assume that material events subsequent to the date of this report have not occurred.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s Chris,” “we,” “us” or “our” or similar words are to Ruth’s Hospitality Group, Inc., and its wholly owned subsidiaries. Ruth’s Hospitality Group, Inc. is a Delaware corporation, and was originally founded in 1965.

2

PART I

Item 1.	BUSINESS

Introduction

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. The Company owns the Ruth’s Chris Steak House, Mitchell’s Fish Market, Columbus Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse concepts. As of December 28, 2008, there were 130 Ruth’s Chris Steak House restaurants, of which 66 were company-owned and 64 were franchisee-owned, including thirteen international franchisee-owned restaurants in Mexico, China (Hong Kong), Taiwan, Japan, Canada and Aruba. The Company also operates 19 Mitchell’s Fish Markets and three Cameron’s Steakhouse restaurants, located primarily in the mid-west and Florida.

We have a 52/53 week fiscal year ending the last Sunday in December. Our 2008 fiscal year ended December 28, 2008, our 2007 fiscal year ended December 30, 2007, and our 2006 fiscal year ended December 31, 2006. Fiscal years 2008 and 2007 each had 52 weeks, fiscal year 2006 had 53 weeks.

The following description of our business should be read in conjunction with the information in our Management’s Discussion and Analysis of Results of Operations of Financial Condition incorporated by reference in Item 7 of this Form 10-K and our consolidated financial statements incorporated by reference in Item 8 of this Form 10-K.

Background

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

In connection with the acquisition, the Company changed its name from Ruth’s Chris Steak House, Inc. to Ruth’s Hospitality Group, Inc. The name change was made in order for the Company to have a name that would better represent the business after the acquisition, as the Company began operating some restaurants that are not considered steak houses. The name change was approved by our stockholders at our 2008 annual meeting and became effective on May 23, 2008.

Restaurant Concepts

Ruth’s Chris Steak House

With 130 locations, Ruth’s Chris Steak House is the largest upscale steakhouse company in the world. The menu features a broad selection of high-quality USDA Prime grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling” and topped with seasoned butter—complemented by other traditional menu items inspired by its New Orleans heritage. Ruth’s Chris complements its distinctive food offerings with an award-winning core wine list, featuring bottles priced between $24 and $2,000 and many selections offered by the glass.

The Ruth’s Chris brand reflects its more than 40-year commitment to the core values instilled by its founder, Ruth Fertel, of caring for guests by delivering the highest quality food, beverages and genuine hospitality in a warm and inviting atmosphere.

Mitchell’s Fish Market

Acquired by the Company in 2008, Mitchell’s Fish Market is a 19 location upscale seafood concept whose success has been built on a reputation for excellent guest service and a superior menu featuring the freshest seafood flown in daily from around the world. Mitchell’s Fish Market is open for both lunch and dinner, offering a menu of more than 80 seafood choices that changes frequently based on availability and season. Popular menu items include the Mitchell’s Fish Market 12 Species of Fresh Catch, top quality fish selections that are hand filleted in a temperature controlled seafood cutting room.

Mitchell’s/Cameron’s Steakhouse

Mitchell’s/Cameron’s Steakhouse is a modern American steakhouse concept offering hand selected prime steaks aged to perfection, along with a selection of true Japanese Kobe beef. Complementing its selection of prime steaks and the freshest seafood are house-made side dishes and a wine list featuring 200 of the world’s finest labels. Mitchell’s Steakhouse has two locations in the Columbus, Ohio area. Cameron’s Steakhouse is located in Birmingham, MI.

2008 Developments

•

On February 19, 2008, the Company acquired all of the operating assets and intellectual property of Columbus, Ohio based Mitchell’s Fish Market for $92.0 million, which operates 19 restaurants operating under the names Mitchell’s Fish Market and Columbus Fish Market, and Cameron’s Steakhouse, which operates three restaurants operating under the names Cameron’s Steakhouse and Mitchell’s Steakhouse from Cameron Mitchell Restaurants, LLC (CMR).

•

On April 23, 2008, the Company announced that Craig S. Miller had departed from his roles as the Company’s Chairman, Chief Executive Officer and President. In August 2008 the Company announced the appointment of Michael P. O’Donnell as President and Chief Executive Officer.

•

On September 17, 2008, the Company completed its sale of five restaurant properties to Sovereign Investment Company for an aggregate purchase price of $17.6 million. Concurrent with the sales transaction, the Company entered into agreements to lease the properties back for initial terms of between 12 and 20 years, along with two five-year options. The properties are located in Metairie, LA; Palm Beach and Sarasota, FL; Columbus, OH; and Palm Desert, CA. Proceeds from the transaction were used to reduce the Company’s outstanding debt balance on its revolving credit facility.

•

On October 30, 2008, the Company reported that it had completed a corporate reorganization to better support the new strategy of little or moderate company-owned restaurant growth. $2.2 million in pre-tax personnel related charges were incurred in connection with the corporate restructuring.

•

Upon completing the fourth fiscal quarter of 2008, the Company recorded impairment and restructuring charges as follows: $32.1 million in FAS 144 charges for existing restaurants and corporate facilities property and equipment; $49.2 million in FAS 142 impairment charges of goodwill, franchise rights, and trademarks; and $6.7 million in contingent lease liability charges and write-offs of capitalized development costs on 2009 scheduled company-owned restaurant development. Additionally, the Company recorded a net of tax charge of $0.5 million for discontinued operations.

•

During the fourth fiscal Quarter of 2008, the Company, due to declining comparable restaurant sales, anticipated a breach of its maximum Consolidated Leverage Ratio, contained in its senior credit facility, as of December 28, 2008. As a result, the Company began negotiations with its bank group, and on February 26, 2009, the Company announced that it had signed an amendment on its credit agreement to provide the Company with requested covenant relief and to make other changes to the existing agreement. The amendment reduces the revolving loan commitment from $250.0 million to $175.0 million, with additional reductions scheduled beginning December 31, 2009 through the final maturity date of February 19, 2013. The amendment decreases the Company’s Fixed Charge Coverage Ratio and increases its maximum Leverage Ratio, in each case beginning with the fourth quarter of 2008 and continuing through the second quarter of 2010, after which these two covenants reset to their original levels. The amendment increases the interest rates applicable to borrowings based on the Company’s actual leverage ratio, ranging from 2.50% to 4.25% above the applicable LIBOR rate or, at the Company’s option, from 1.25% to 3.00% above the applicable base rate.

Our Strengths

The Company believes that the key strengths of its business model are the following:

Premier Upscale Steakhouse Brand

The Company believes that Ruth’s Chris is one of the strongest brands in the upscale steakhouse segment of the restaurant industry. The Company’s Ruth’s Chris restaurants continue to receive numerous awards at the local and national level. Many continue to be ranked best steakhouse by local publications in the areas in which they operate. In addition, the Company has been recognized for its award-winning core wine list, for which a majority of its company-owned restaurants received “Awards of Excellence” from Wine Spectator magazine in 2008.

Premier Upscale-Casual Seafood Concept

Mitchell’s Fish Market is an award-winning, upscale, yet comfortable, seafood restaurant and bar recognized for its high quality food, contemporary dining atmosphere, and excellent service. Mitchell’s Fish Market is committed to fresh seafood and all of its seafood is flown in daily. Year after year, Mitchell’s Fish Market continues to earn “best seafood restaurant” awards from guests and publications as well as recognition for its high quality food, warm and inviting atmosphere and excellent service.

Appealing Dining Experience

At our Ruth’s Chris restaurants, the Company seeks to exceed guests’ expectations by offering high-quality food with courteous, friendly service in the finest tradition of Southern hospitality. The Company’s entire restaurant staff is dedicated to ensuring that guests enjoy a superior dining experience. The Company’s team-based approach to table service is designed to enhance the frequency of guest contact and speed of service without intruding on the guest experience.

Mitchell’s upscale casual restaurants, with their sophisticated yet comfortable atmosphere and emphasis on fresh seafood, are a wonderful complement to Ruth’s Chris restaurants. The Company believes that Mitchell’s

Fish Market shares many characteristics of the Ruth’s Chris model, including solid unit economics, broad guest appeal, a focus on banquet sales, and a robust bar business.

Solid Unit Economics

The Company believes that it has successfully operated restaurants in a wide range of markets and achieved attractive rates of return on invested capital. The strength of the Ruth’s Chris brand has allowed the Company to generate high unit volumes within one to two years of opening in new markets. The Company’s 16 newest company-owned Ruth’s Chris restaurants that opened in 2006, 2007 and 2008 generated average unit volumes of approximately $4.7 million (on an annualized basis of 52 weeks) in fiscal 2008, compared to average unit volumes of approximately $5.0 million in fiscal 2008 for those restaurants, excluding acquired locations, in its existing Ruth’s Chris company-owned restaurant base which have been open for at least fifteen months.

Our Strategy

The Company believes there continues to be opportunities to grow its business, strengthen its competitive position and enhance its brand through the continued implementation of the following strategies:

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

•

enhancing and/or developing innovative marketing programs, such as its websites, www.ruthschris.com, www.mitchellsfishmarket.com, www.mitchellssteakhouse.com and www.camerons-steakhouse.com, Ruth’s Chris and Mitchell’s gift cards and a recognition program for frequent guests; and

•	improving guest traffic through increased focus on table utilization and efficiency, including enhancement of its online reservation and table management system.

•

Implementing various cost control initiatives in the Company’s supply chain, its restaurant level costs and the corporate support center which are expected to generate $10.0 to $12.0 million in savings for 2009.

Expand Relationships with New and Existing Franchisees

The Company intends to grow its franchising business by developing relationships with a limited number of new franchisees and by expanding the rights of existing franchisees to open new restaurants. The Company believes that building relationships with quality franchisees is a cost-effective way to strengthen the Ruth’s Chris brand and generate additional revenues. Franchisees opened 36 Ruth’s Chris restaurants from 1999 to the end of 2008 and the Company granted 11 new franchisee rights during that period. In fiscal 2008, existing and new franchisees opened four and three restaurants, respectively. During fiscal 2008, the Company also entered into two development agreements with new franchisees. Overall, there are 17 outstanding franchise locations to be built as of December 28, 2008. The Company intends to continue to focus on providing operational guidance to its franchisees, including the sharing of “best practices” from company-owned Ruth’s Chris restaurants.

The Company currently is evaluating plans to franchise Mitchell’s Fish Market.

Menu

Ruth’s Chris Steak House

The Ruth’s Chris menu features a broad selection of high-quality USDA Prime grade steaks and other premium offerings served in Ruth’s Chris signature fashion—“sizzling” and topped with seasoned butter—complemented by other traditional menu items inspired by its New Orleans heritage. USDA Prime is a meat grade label, which refers to the evenly distributed marbling that enhances the flavor of the steak. The Ruth’s Chris menu also includes premium quality lamb chops, veal chops, fish, chicken and lobster. Dinner entrees are generally priced from $19.95 to $45.95, with guest checks averaging approximately $74.00. While Ruth’s Chris is predominantly open dinner hours only, five select locations open for lunch five days a week and an additional eleven locations open for lunch one day per week. The lunch menu offers entrees generally ranging in price from $12.95 to $33.95, with guest checks averaging approximately $42.00. The Ruth’s Chris core menu is similar at all of its restaurants. The Company occasionally introduces new items such as specials and prix-fixe offerings that allow it to give its guests additional choices while taking advantage of fresh sourcing and advantageous cost opportunities.

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

The Company’s core wine list features bottles typically ranging in price from $24 to $2,000. Individual restaurants supplement their 200-bottle core wine list with a minimum of 50 additional selections that reflect local market tastes. Most of the Company’s Ruth’s Chris restaurants also offer approximately 30 to 40 wines-by-the-glass and numerous beers, liquors and alcoholic dessert drinks. Wine sales account for 67% of the approximately 25% of total beverage sales.

Mitchell’s Fish Market

Although the menu changes frequently based on availability and season, it includes more than 80 seafood choices, including fish from all over the world. Popular menu items include the Mitchell’s Fish Market 12 Species of Fresh Catch, top quality fish selections that are hand filled on-site in a temperature controlled seafood cutting room. The Mitchell’s Fish Market menu offers traditional seafood favorites such as Chesapeake Bay Crab Cakes and Fish and Chips, which is prepared with Pacific cod. Menu offerings also include non-seafood items such as steak and chicken. Mitchell’s Fish Market also offers an award winning dessert menu that features desserts such as Seven-Layer Carrot Cake, Sharkfin Pie and other selections ranging in price from $5.95 to $6.95

Mitchell’s Fish Markets are open for lunch and dinner daily. Lunch entrees are priced from $8.50 to $18.95, with guest checks averaging approximately $22.00. Dinner entrees are priced from $15.50 to $29.95, with guest checks averaging approximately $38.00. The Mitchell’s Fish Market core menu is similar at all 19 company-owned restaurants.

The Mitchell’s Fish Market core wine list features bottles typically ranging in price from $26 to $195. Individual restaurants supplement their approximately 60 bottle core wine list with a minimum of 15 to 20 additional selections that reflect local market tastes. Restaurants also offer approximately 24 types of wine-by-the-glass. Wine sales account for half of the approximately 20% of total beverage sales.

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

During fiscal 2008 the Company purchased more than 70% of the beef it used in its company-owned Ruth’s Chris restaurants from one vendor, New City Packing Company, Inc., with which it has locked prices on 50% of prime beef requirements for 2009. In addition, the Company has a long-term distribution arrangement with a national food and restaurant supply distributor, Distribution Market Advantage, Inc. (DMA), which purchases products for the Company from various suppliers and through which currently 48 of its company-owned restaurants receive a significant portion of their food supplies. The Company purchased more than 80% of the fresh seafood served in its Mitchell’s Fish Market from Michael’s Finer Meats and Seafood.

Restaurant Operations and Management

Ruth’s Chris Steak House and Mitchell’s Steakhouses

The Ruth’s Chris Chief Operating Officer has primary responsibility for managing its company-owned restaurants and participates in analyzing restaurant-level performance and strategic planning. The Company has seven regional vice presidents that oversee restaurant operations at six to eight company-owned restaurants and one regional vice president that has oversight responsibility for franchise-owned restaurants.

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

Mitchell’s Fish Market

The Mitchell’s Fish Market Chief Operating Officer has primary responsibility for managing its restaurants and participates in analyzing restaurant-level performance and strategic planning. The Company has a Vice President of Operations and three regional directors that oversee restaurant operations at five to six company-owned restaurants.

The typical Mitchell’s Fish Market restaurant employs five to six managers based on sales volume, including a general manager, two dining room managers, an executive chef and one or two sous chefs. The restaurants also typically have approximately 70 hourly associates. The general manager of each restaurant has primary accountability for ensuring compliance with the Company’s operating standards. The front-of-the-house managers assist the general manager in the day-to-day operations of the restaurant and are directly responsible for the supervision of the bar, host, server, runner and service assistant personnel. The executive chef supervises and coordinates all back-of-the-house operations, including ensuring that its quality standards are being met and maintaining a safe, efficient and productive work environment.

Quality Control

The Company strives to maintain quality and consistency in its company-owned Ruth’s Chris and Mitchell’s Fish Market restaurants through careful training and supervision of personnel and standards established for food and beverage preparation, maintenance of facilities and conduct of personnel. The primary goal of the Company’s training and supervision programs is to encourage its employees to display the characteristics of its brand and values that distinguish it from its competitors. Restaurant managers in its Ruth’s Chris company-owned restaurants must complete a training program that is typically seven weeks long, during which they are instructed in multiple areas of restaurant management, including food quality and preparation, guest service, alcoholic beverage service, liquor regulation compliance and employee relations. Restaurant managers also receive operations manuals relating to food and beverage preparation and restaurant operations. The Company instructs chefs and assistants on safety, sanitation, housekeeping, repair and maintenance, product and service specifications, ordering and receiving food products and quality assurance.

Restaurant managers in its Mitchell’s Fish Markets are certified by the National Restaurant Association Educational Foundation (NRAEF) for food safety. The Company also employs CNS FoodSafe, a third-party food safety firm, that developed a program exclusively for Mitchell’s Fish Markets to ensure proper training, routine inspections and achieving the highest standards for cleanliness throughout the restaurant. General managers and certified coaches provide all other employee training at the restaurants. The Company requires that all restaurant-level employees be able to demonstrate knowledge of its systems, standards and operating philosophy.

On a daily basis at our Ruth’s Chris restaurants, the executive chef, together with the restaurant managers, oversees a line check system of quality control and must complete a quality assurance checklist verifying the flavor, presentation and proper temperature of the food and beverages. At our Mitchell’s Fish Markets, quality checks are performed twice daily by the chef and management team to verify stringent specifications for flavor, presentation and that proper temperature of food and beverages are met.

Outside consultants are utilized to perform random visits to all company- and franchisee-owned restaurants throughout the year to perform health inspections that are above and beyond local health inspections. In addition, the Company’s regional vice presidents and directors perform system-wide quality assessments of all aspects of restaurant operations, with a focus on back-of-the-house functions, on a regular basis.

Marketing and Promotions

The goals of the Company’s marketing efforts are to increase comparable restaurant sales by attracting new guests, increase the frequency of visits by current guests, improve brand recognition in new markets or markets where it intends to open a restaurant and to communicate the overall uniqueness, value and quality exemplified by our restaurants. The Company uses multiple media channels to accomplish these goals and complements its national advertising with targeted local media such as print, radio and outdoor.

Advertising

In fiscal 2008, the Company spent $13.8 million, or 3.4% of its revenues, in total advertising expenditures. Of its total advertising expenditures, $10.7 million, or 77%, was spent on local media and local events. This local media spending was split between local, entertainment and business magazines and newspapers, outdoor billboards and airport dioramas, local radio, internet media and local community events such as golf tournaments, art gatherings and charitable events. Direct mail was utilized in all concepts to highlight specific market initiatives. In fiscal 2008, the Company spent approximately $3.1 million, or 23% of total advertising expenditures, on national media for the Ruth’s Chris Steak House brand, consisting primarily of national radio, national newspapers (USA Today), and national magazines including in-flight magazines, sponsorships, and online initiatives.

In fiscal 2008, the Company optimized its online marketing efforts for all brands. Online advertisements were placed and appeared on highly visited sites. The Company also utilized paid search at the main internet search sites. The Company used local online advertising for sites catering to company and franchise geographic locations. Ruth’s Chris website was upgraded with additional functionality and enhanced restaurant directions and site navigation. The Company’s online strategy also included an increased emphasis on targeted emails with special offers and announcements. Communication included seasonal specials, holiday offers, and personalized birthday and anniversary invitations.

Ruth’s Chris Steak House’s current food-focused advertising campaign is integrated into all marketing communications including television, radio, print and outdoor advertisement. In addition, the Company uses its websites, www.ruthschris.com, www.mitchellsfishmarket.com, www.mitchellssteakhouse.com and

www.camerons-steakhouse.com to help increase brand identity and facilitate online reservations and gift card sales. In fiscal 2008, Ruth’s Chris Steak House launched its first co-branded campaign with American Express Membership Rewards program and participated in direct marketing initiatives including an incentive offer and points program. Many of the Company’s locations also schedule events to strengthen community ties and increase local market presence. The Company’s franchisees also conduct their own local media and advertising plans.

At Mitchell’s and Columbus Fish Markets “Fish any Fresher would still be in the Ocean” advertising campaign and branding message is integrated into all marketing communications. Direct mail campaigns, local radio DJ endorsements and local print media placements are used to keep the concept top of mind with consumers.

Mitchell’s and Cameron’s Steakhouses received marketing support with direct mail, print media, as well as targeted sponsorship opportunities in their communities.

Gift Cards

The Company sells Ruth’s Chris gift cards at its Ruth’s Chris Steak House restaurants (with the exception of its Aruba, Hong Kong, Japan and Taiwan locations), through its toll-free reservation system and on its website. Ruth’s Chris patrons frequently purchase gift cards for holidays, including Christmas, Hanukkah, Valentine’s Day, Mothers’ Day and Fathers’ Day, and other special occasions such as birthdays, graduations and anniversaries. These gift cards are popular as holiday gifts and among business professionals celebrating promotions. In fiscal 2008, system-wide gift card sales were approximately $38.8 million. Ruth’s Chris gift cards are redeemable at both company- and franchise-owned Ruth’s Chris restaurants.

The Company sells Mitchell’s gift cards at its Mitchell’s Steak House and Mitchell’s Fish Market restaurants and on its website. In fiscal 2008, system-wide gift card sales were approximately $2.6 million. Mitchells’ gift cards are redeemable at Mitchell’s Fish Market, Mitchell’s Steakhouse, Columbus Fish Market and Cameron’s Steakhouse restaurants.

Franchise Program and Relationship

The Company’s 64 franchise-owned Ruth’s Chris restaurants are owned by 25 franchisees with the three largest franchisees owning eight, six and six restaurants, respectively. Currently, the Company has open agreements with franchisees for an aggregate of 17 additional Ruth’s Chris restaurants. Prior to 2004, each franchisee entered into a ten-year franchise agreement with three ten-year renewal options for each restaurant. Each agreement grants the franchisee territorial protection, with the option to develop a certain number of restaurants in their territory. The Company’s franchise agreements generally include termination clauses in the event of nonperformance by the franchisee and non-compete clauses if the agreement is terminated. To date, only two franchisees have had the Company’s franchise agreement terminated or a restaurant closed as a result of nonperformance.

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

Under the Company’s form of development agreement, and unless agreed otherwise, the Company collects a $50,000 development fee for each restaurant the franchisee has rights to develop. Under the Company’s new form of the franchise agreement, it collects up to $100,000 of the franchise fee at the time of executing the franchise agreement for each restaurant. To date, the Company has used its new form of agreement with fourteen new franchisees (four of which are located outside of the United States) and five existing franchisees.

The Company’s existing franchise agreements signed before 2004 generally limit the number of restaurants each franchisee can develop to two. The Company expanded its domestic franchise base in 2004 by first offering existing franchisees the opportunity to open additional restaurants in its existing territories. In order to obtain these new rights, existing franchisees were required to sign the Company’s new form of development and franchise agreement which commits the franchisee to a store development schedule. These new franchise rights and obligations enable the Company to better manage the growth of its franchise system. The Company anticipates opening three to five franchise restaurants in 2009.

The Company currently is evaluating plans to franchise Mitchell’s Fish Market.

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

As part of the Mitchell’s acquisition, which was completed on February 19, 2008, the Company acquired the federally registered service mark “Mitchell’s Fish Market” and the common law service marks “Mitchell’s Steakhouse”, “Columbus Fish Market” and “Cameron’s Steakhouse” together with any and all other trade names, common law trade and service marks, state registered trade and service marks, and trade dress owned or used by the seller in connection with the steakhouse and seafood restaurants so acquired.

Seasonality

The Company’s business is subject to seasonal fluctuations. Historically, the percentage of its annual revenues earned during the first and fourth fiscal quarters have been higher due, in part, to increased restaurant sales during the year-end holiday season.

Employees

As of December 28, 2008, the Company employed 6,102 persons, of whom 559 were salaried and 5,543 were hourly personnel, who were employed in the positions set forth in the table below. None of the Company’s employees are covered by a collective bargaining agreement.

Functional Area	Number of Employees
Senior Officers / Corporate VPs / Operations VPs	32
General Managers	87
Managers	199
Regional Corporate Chefs / Executive Chefs	89
Sous Chefs	92
Non-salaried restaurant staff	5,540
Corporate salaried	60
Corporate non-salaried	3

Total number of employees	6,102

Executive Officers of the Registrant

Certain information regarding our executive officers is provided below:

Name	Age	Position
Michael P. O’Donnell	52	President and Chief Executive Officer, Ruth’s Hospitality Group, Inc.
Robert M. Vincent	56	Executive Vice President and Chief Financial Officer, Ruth’s Hospitality Group, Inc.
Kevin W. Toomy	54	Senior Vice President, Chief Operating Officer, Ruth’s Chris Steak House
Samuel A. Tancredi	56	Senior Vice President, Chief Operating Officer, Mitchell’s Fish Market
Sarah C. Jackson	50	Senior Vice President, Human Resources, Ruth’s Hospitality Group, Inc.

Michael P. O’Donnell has served as the Company’s President and Chief Executive Officer since August 2008. Prior to that, Mr. O’Donnell served as the Chief Executive Officer, President and Chairman of the Board of Champps Entertainment, Inc., an experience that culminated in the successful sale of the company to Fox and Hound Restaurant Group in late 2007. Prior to that, Mr. O’Donnell held the position of President, Chief Executive Officer and Director of Sbarro, Inc., where he was responsible for all operational and strategic aspects of managing more than 1,000 restaurants including Sbarro, Boulder Creek Steak & Saloon, Rothmann’s Steakhouse and Carmela’s of Brooklyn brands. Additionally, Mr. O’Donnell held the position of President and Chief Executive Officer of New Business at Outback Steakhouse, Inc., where he was responsible for all non-Outback Steakhouse brands. Prior to that, he served as President of the Roy’s brand at Outback Steakhouse, Inc. Mr. O’Donnell serves on the Board of Directors for Ruth’s Hospitality Group, Inc., Cosi, Inc., Sbarro, Inc., and Logan’s Roadhouse, Inc.

Robert M. Vincent has served as the Company’s Executive Vice President and Chief Financial Officer of Ruth’s Hospitality Group, Inc., since March 2008. From 2000 to 2008, Mr. Vincent served as Executive Vice President—Finance, Chief Financial Officer and Treasurer of Uno Restaurant Holdings Corporation, where he was responsible for the management of all accounting and financial activity for the system of more than 200 company-owned and franchised casual full-service restaurants. From 1992 to 2000, Mr. Vincent served as the Senior Vice President—Finance, Chief Financial Officer and Treasurer, and Vice President—Finance and Controller of Uno Restaurant Holdings Corporation. Additionally, Mr. Vincent served as the Chief Financial Officer for Omega Corporation from 1988 to 1992 and as the Vice President—Finance for Boston Restaurant Associates, Inc. from 1985 to 1988, where he was responsible for the management of financial activity for a chain of retail restaurants.

Kevin W. Toomy has served as the Senior Vice President and Chief Operating Officer of Ruth’s Chris Steak House since October 2008. Mr. Toomy joined Ruth’s Hospitality Group Inc. in September 2008 as the Company’s Vice President of Special Projects. Prior to joining the Company, Mr. Toomy served as the Owner and President of the Goldcoast Seafood Grill in South Florida. Additionally, Mr. Toomy was a Joint Venture Partner for the Roy’s and Outback Steakhouse brands.

Samuel A. Tancredi has served as the Senior Vice President and Chief Operating Officer of Mitchell’s Fish Market since September 2008. Prior to joining the Company, from 2006 to 2008, Mr. Tancredi was a Franchisee and Chief Operating Officer of six Paradise Bakery & Cafes. From 2001 to 2006, Mr. Tancredi served as President and Franchisee Development Partner of nine Bonefish Grills. Prior to that, from 1998 to 2001, he served as President of Outback Catering. Mr. Tancredi also served as the Regional Vice President and Vice President for New Concepts of Louisville, KY based Chi Chi’s from 1981 to 1987.

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

The offer and sale of franchises are subject to regulation by the U.S. Federal Trade Commission (“FTC”) and many states. The FTC requires that the Company furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states also regulate the sale of franchises and require state registration of franchise offerings and the delivery of a franchise offering circular to prospective franchisees. The Company’s noncompliance could result in governmental enforcement actions seeking a civil or criminal penalty, rescission of a franchise, and loss of its ability to offer and sell franchises in a state, or a private lawsuit seeking rescission, damages and legal fees.

Competition

The restaurant business is highly competitive and highly fragmented, and the number, size and strength of the Company’s competitors vary widely by region. The Company believes that restaurant competition is based on, among other things, quality of food products, customer service, reputation, restaurant location, name recognition and price. The Company’s restaurants compete with a number of upscale steakhouses and upscale casual seafood restaurants within their markets, both locally owned restaurants and restaurants within regional or national chains. The principal upscale steakhouses with which the Company competes are Fleming’s, The Capital

Grille, Smith & Wollensky, The Palm, Del Frisco’s and Morton’s of Chicago. The principal seafood restaurants with which the Company competes are McCormick & Schmick’s, Legal Seafood, Bonefish Grill and The Oceanaire Seafood Room. Many of the Company’s competitors are better established in certain of its existing markets and/or markets into which it intends to expand.

Available Information

The Company maintains a website on the Internet at www.rhgi.com. The Company makes available free of charge, through the investor relations section of its website, its Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934. Such information is available as soon as reasonably practicable after it files such reports with the SEC. Additionally, our Code of Ethics may be accessed within the Investor Relations section of our website. Information found on our website is not part of this Annual Report on Form 10-K or any other report filed with the SEC.

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

Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant market turmoil and tightening of credit. In turn, this has led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The Company currently anticipates that the difficult conditions in the financial markets are not likely to improve in the near future. The significant deterioration in economic conditions in any of the Company’s markets has and will continue to reduce guest traffic and required certain of the Company’s affected restaurants to lower their prices, which reduce the Company’s total revenues and operating income. For the fourth fiscal quarter of 2008, the Company’s Ruth’s Chris company-owned restaurants experienced an 18.5% decrease in comparable restaurants sales compared with the fourth fiscal quarter of 2007. Ruth’s Chris company-owned restaurants generated reduced average unit volumes of approximately $5.0 million in fiscal 2008, compared to average unit volumes of approximately $5.6 million in fiscal 2007. The Company believes these economic conditions and market volatility have and may continue to adversely affect the price of its common stock. Any changes in economic conditions, or a continuation or increase in the severity of the current economic downturn would affect the Company’s ability to attract guests or price its menu items at favorable levels, which would result in significant reductions in revenue and/or operating income and, in turn, the market price for its common stock.

The Company has recently replaced many members of its management and substantially reduced its corporate headcount, and the failure to successfully adapt to these changes and/or a failure by its new management team to successfully manage its operations may reduce net income.

In 2008 we have replaced a large portion of our senior management team, including our Chief Executive Officer and our Chief Financial Officer. Our future success depends on the ability of our senior management team, many of whom have been with Ruth’s Chris for less than 12 months, to work together and successfully implement our strategies while maintaining the strength of our brand. If our senior management team fails to work together successfully, or if one or more of our senior managers is unable to effectively implement our business strategy, we may be unable to operate our business in the manner in which we expect. Furthermore, we recently had a substantial reduction in our corporate headcount. This reduction will require remaining corporate team members to fulfill new roles that they have not been filling in the past. If we cannot operate our corporate platform in an effective manner, it may impact our business operations in a material adverse manner.

Market volatility could adversely affect our stock price.

Many factors affect the trading price of our stock, including factors over which we have no control, such as reports on the economy or the price of commodities, as well as negative or positive announcements by competitors, regardless of whether the report relates directly to our business. In addition to investor expectations, trading activity in our stock can reflect the portfolio strategies and investment allocation changes of institutional holders and non-operating initiatives such as a share repurchase program. Any failure to meet market expectations whether for sales growth rates, earnings per share or other metrics could adversely affect our share price.

We may not be able to successfully integrate into our business the operations of restaurants that we have acquired, which may adversely affect our business, financial condition and results of operations.

On February 19, 2008, the Company completed the acquisition of the Mitchell’s Fish Market, operating under the names Mitchell’s Fish Market and Columbus Fish Market, and Cameron’s Steakhouse, operating under the names Cameron’s Steakhouse and Mitchell’s Steakhouse from Cameron Mitchell Restaurants, LLC (CMR). These restaurants are the first the Company owned that focus primarily on serving seafood and that do not have the “Ruth’s Chris” brand. Achieving the expected benefits of these restaurants and any other restaurants that the Company acquires will depend in a large part on our ability to successfully integrate the operations of the acquired restaurants and personnel in a timely and efficient manner and develop their brands. The risks involved in the integration of this acquisition include:

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

If the Company cannot overcome the challenges and risks that we face in integrating the operations of newly acquired restaurants, our business, financial condition and results of operations could be adversely affected.

We may not realize the anticipated benefits of the restaurants we have acquired.

Even after successfully integrating the Mitchells’ brand into our operations, there can be no assurance that the acquisition will result in the realization of the anticipated benefits. We acquired Mitchell’s with the expectation that the acquisition will result in various benefits for the combined company including, among others, business and growth opportunities and significant synergies from increased efficiency and effectiveness in restaurant and corporate support. However, we may not be able to realize the synergies, goodwill, business opportunities and growth prospects anticipated in connection with the acquisition. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties and other factors. If these factors limit our ability to achieve the anticipated benefits of the acquisition, our expectations of future results of operations, including the synergies expected to result from the acquisition, may not be met. If such difficulties are encountered or if such synergies, business opportunities and growth prospects are not realized, our business, financial condition and results of operations could be adversely affected.

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

Our failure to comply with our debt covenants due to a sustained reduction in comparable restaurant sales could have a material adverse effect on our business, financial condition or results of operations.

In the fourth fiscal quarter of 2008, the Company’s Ruth’s Chris comparable restaurant sales decreased 18.5% from the fourth fiscal quarter 2007. Negative comparable restaurant sales trends have continued through the first nine weeks of 2009. If restaurant sales trends continue to deteriorate throughout the balance of 2009, the impact on EBITDA may result in a breach of compliance with one or several of our financial covenants under our revised Credit Agreement. As a result, we cannot assure you that we will be able to comply with these covenants. Our failure to comply with the covenants contained in the instruments governing our indebtedness could result in an event of default, which could materially and adversely affect our operating results and our financial condition. Consequently, our ability to fund working capital, fund planned capital expenditures, make scheduled payments of principal or interest on our revolver, or refinance the indebtedness, is subject to general economic conditions, competitive environment and other factors.

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

In addition, some types of seafood have been subject to adverse publicity due to certain levels of contamination at their source, which can adversely affect both supply and market demand. The Company’s Mitchell’s restaurants maintain an in-house inspection program for seafood purchases and, in the past, have not experienced any detriment from contaminated seafood. However, future seafood contamination or inadequate supplies of seafood could have a significant and materially adverse effect on the Company’s operating results and profitability.

The Company may not be able to compete successfully with other restaurants, which could reduce its revenues.

The restaurant industry is intensely competitive with respect to price, service, location, food quality, atmosphere and overall dining experience. The Company’s competitors include a large and diverse group of well-recognized upscale steakhouse and upscale casual restaurant chains, including steakhouse and seafood chains as well as restaurants owned by independent local operators. Some of the Company’s competitors may have substantially greater financial, marketing and other resources, and may be better established in the markets where its restaurants are or may be located. If the Company cannot compete effectively in one or more of its markets, the Company may be unable to maintain recent levels of comparable restaurant sales growth and/or may be required to close existing restaurants.

If the Company’s vendors or distributors do not deliver food and beverages in a timely fashion it may experience short-term supply shortages and/or increased food and beverage costs.

The Company’s ability to maintain consistent quality throughout company-owned restaurants depends in part upon its ability to purchase USDA Prime and Choice grade beef, seafood and other food products in accordance with its rigid specifications. During fiscal 2008, the Company purchased more than 70% of the beef it used in company-owned restaurants from one vendor, New City Packing Company, Inc., with which it has locked prices on 50% of prime beef requirements in 2009. In addition, the Company currently has a long-term distribution arrangement with a national food and restaurant supply distributor, Distribution Market Advantage, Inc. (DMA), which purchases products for the Company from various suppliers, and through which 48 of its company-owned restaurants receive a significant portion of their food supplies. The Company also purchased more than 80% of the fresh seafood served in its Mitchell’s Fish Market from Michael’s Finer Meats and Seafood. If these or other vendors or distributors cease doing business with the Company, it could experience short-term supply shortages in certain company-owned restaurants and could be required to purchase supplies at higher prices until the Company is able to secure an alternative supply source. Any delay the Company experiences in replacing vendors or distributors on acceptable terms could increase food costs or, in extreme cases, require it to temporarily remove items from the menu of one or more restaurants.

Increases in the prices of, or reductions in the availability of, any of our core food products could reduce the Company’s operating margins and revenues.

The Company purchases large quantities of beef, particularly USDA Prime grade beef, which is subject to extreme price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. The Company’s beef costs represented approximately 34.2% of its food and beverage costs during fiscal 2008. During fiscal 2008, the Company entered into contracts with beef suppliers to establish set pricing on a portion of its anticipated beef purchases. In fiscal 2009, the Company has negotiated set pricing for approximately 50% of its prime beef requirements, which represents 25% of its beef purchases. The market for USDA Prime grade beef is particularly volatile. For example, in late 2003, increased demand, together with the impact of supply rationalization during late 2001 and 2002, resulted in shortages of USDA Prime grade beef, requiring the Company to pay significantly higher prices for the USDA Prime grade beef it purchased. If prices for the types of beef the Company uses in its restaurants increase in the future and it chooses not to pass, or cannot pass, these increases on to its guests, the Company’s operating margins would decrease. If certain kinds of beef become unavailable for the Company to purchase, its revenues would decrease as well.

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

The Company’s strategy to open franchisee-owned restaurants subjects it to extensive government regulation, compliance with which might increase its investment costs and restrict its growth.

The Company is subject to the rules and regulations of the FTC and various state laws regulating the offer and sale of franchises. The FTC requires that the Company furnish to prospective franchisees a franchise offering circular containing prescribed information and can restrict its ability to sell franchises. A number of states also regulate the sale of franchises and require the obtaining of a permit and/or registration of the franchise offering circular with state authorities and the delivery of the franchise offering circular to prospective franchisees. Non-compliance with those laws could result in governmental enforcement actions seeking a civil or criminal penalty, rescission of a franchise, and loss of the Company’s ability to offer and sell franchises in a state, or a private lawsuit seeking rescission, damages and legal fees, which could have a material adverse effect on its business.

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

Occasionally, the Company’s guests file complaints or lawsuits against it alleging that the Company is responsible for some illness or injury they suffered at or after a visit to its restaurants. The Company is also subject to a variety of other claims arising in the ordinary course of its business, including personal injury claims, contract claims, claims from franchisees, claims alleging violations of federal and state law regarding workplace and employment matters and discrimination and similar matters. In addition, the Company could become subject to class action lawsuits related to these matters in the future. For example, in fiscal 2005 the Company settled a class-action claim based on violation of wage and hour laws in California. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In addition, the Company is subject to “dram shop” statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent litigation against restaurant chains has resulted in significant judgments, including punitive damages, under dram shop statutes. Regardless of whether any claims against the Company are valid or whether it is liable, claims may be expensive to defend and may divert time and money away from the Company’s operations and hurt its performance. A judgment significantly in excess of the Company’s insurance coverage for any claims would materially adversely affect its financial condition and results of operations. Adverse publicity resulting from these claims may negatively impact revenues at one or more of the Company’s restaurants.

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

The Company’s senior credit agreement contains, and any agreements governing future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on it. The Company’s senior credit agreement limits its ability, among other things, to:

•	pay dividends or purchase stock;

•	borrow money or issue guarantees;

•	make investments;

•	use assets as security in other transactions;

•	sell assets or merge with or into other companies;

•	enter into transactions with affiliates;

•	sell stock in its subsidiaries; and

•	create or permit restrictions on its subsidiaries’ ability to make payments to it.

The Company’s ability to engage in these types of transactions is limited even if it believes that a specific transaction would contribute to its future growth or improve its operating results. The Company’s senior credit agreement also requires it to achieve specified financial and operating results and maintain compliance with certain financial ratios. The Company anticipated a breach of its maximum Consolidated Leverage Ratio as of the end of the fourth fiscal quarter of 2008. As a result, the Company began negotiations with its bank group, and on February 26, 2009, the Company announced that it had signed an amendment on its credit agreement to provide the Company with requested covenant relief and to make other changes to the existing agreement. The Company’s ability to comply with these ratios may be affected by events outside of its control. Any non-compliance would result in a default under its senior credit agreement and could result in its lenders declaring the Company’s senior debt immediately due and payable, which would have a material adverse effect on its ability to operate as a going concern.

Failure of our internal controls over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Our growth and acquisition of other restaurant companies with procedures not identical to our own could place significant additional pressure on our system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our common stock.

Approximately 17.1% of the Company’s voting power is controlled by one principal stockholder whose interests may conflict with those of its other stockholders.

Affiliates of Madison Dearborn hold approximately 17.1% of the Company’s voting power. As a result of this ownership, as well as the fact that a representative of Madison Dearborn serves on the Company’s board of directors, Madison Dearborn has significant influence in the consideration of all matters requiring the approval of its stockholders and/or its board of directors. These matters include the election of directors, the adoption of amendments to the Company’s amended and restated certificate of incorporation and by-laws and approval of mergers or sales of substantially all of its assets. This influence may also have the effect of delaying or preventing a change in control of the Company or discouraging others from making tender offers for its shares, which could prevent stockholders from receiving a premium for their shares. So long as affiliates of Madison Dearborn continue to own a significant amount of the outstanding shares of the Company’s common stock and a representative of Madison Dearborn continues to serve on its board of directors, they will continue to be able to influence the Company’s decisions and may pursue corporate actions that conflict with the interests of its other stockholders. The Company’s amended and restated certificate of incorporation also provides that affiliates of Madison Dearborn and their representatives are not required to offer any corporate opportunity of which they become aware to the Company and therefore they could take any such opportunity for themselves or offer it to other companies in which they have an investment.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Company-owned restaurants are generally located in spaces leased by wholly-owned direct or indirect subsidiaries of Ruth’s Hospitality Group, Inc. Restaurant lease expirations, including renewal options, range from approximately two years to 30 years. Sixty of its Ruth’s Chris leases, including those not yet commenced, provide for an option to renew for terms ranging from approximately five years to 15 years. Twenty-four of its Mitchell’s leases, including those not yet commenced, provide for at least one option to renew. Historically, the Company has not had difficulty in renewing its leases in a timely manner. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on sales volumes over specified levels.

On September 17, 2008, the Company completed its sale of five restaurant properties to Sovereign Investment Company. Concurrent with the sales transaction, the Company entered into agreements to lease the properties back for initial terms of between 12 and 20 years, along with two five-year options. The properties are located in Metairie, Louisiana; Palm Beach and Sarasota, Florida; Columbus, Ohio (Columbus Fish Market); and Palm Desert, California.

The Company currently owns the real estate for three Ruth’s Chris operating restaurants: Ft. Lauderdale (7,800 square feet); Houston, Texas (7,200 square feet); and Columbus, Ohio (8,100 square feet).

In addition to the restaurants set forth in the table below, the Company owns an office building of approximately 75,860 square feet in Heathrow, Florida, which houses its corporate headquarters, and an office building in Metairie, Louisiana of approximately 22,000 square feet. On October 30, 2008, the Company reported that it has entered into an agreement to sell its Heathrow, Florida office building in a sale leaseback transaction to Saxa Properties, LLC. The buyer is still completing due diligence, for which the deadline has been extended through the end of March 2009.

The following table sets forth information about the Company’s existing company-owned and franchisee-owned restaurants as of December 28, 2008. As of December 28, 2008, the Company operated 66 Ruth’s Chris company-owned restaurants and 22 Mitchell’s restaurants. In addition, its franchisees operated 64 restaurants. Company-owned Ruth’s Chris restaurants range in size from approximately 6,000 to approximately 13,000 square feet. The Company expects that future restaurants will range in size from 8,000 to 10,000 square feet with approximately 230 to 250 seats. Company-owned Mitchell’s restaurants range in size from approximately 6,000 to 11,000 square feet with approximately 225 to 250 seats.

Company-Owned Ruth’s Chris Restaurants			Franchisee-Owned Ruth’s Chris Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
1972	Metairie, LA**	Leased	1976	Baton Rouge, LA
1977	Lafayette, LA	Leased	1985	Austin, TX
1977	Houston, TX	Owned	1985	Mobile, AL
1983	Washington, D.C.	Leased	1986	Atlanta (Buckhead), GA
1984	Beverly Hills, CA	Leased	1987	Pittsburgh, PA
1985	Fort Lauderdale, FL	Owned	1987	Hartford, CT
1986	Phoenix, AZ	Leased	1988	Philadelphia, PA
1986	Nashville, TN	Leased	1989	Honolulu, HI
1987	San Francisco, CA	Leased	1989	Las Vegas, NV
1987	N. Palm Beach, FL**	Leased	1991	Richmond, VA
1988	Seattle, WA	Leased	1992	Baltimore, MD
1989	Memphis, TN	Leased	1993	Birmingham, AL

Company-Owned Ruth’s Chris Restaurants			Franchisee-Owned Ruth’s Chris Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
1990	Weehawken, NJ	Leased	1993	San Antonio, TX
1990	Scottsdale, AZ	Leased	1993	Taipei, Taiwan
1992	Palm Desert, CA**	Leased	1993	Cancun, Mexico
1992	Minneapolis, MN	Leased	1993	Sandy Springs, GA
1992	Chicago, IL	Leased	1994	Las Vegas, NV
1993	Arlington, VA	Leased	1994	Indianapolis, IN
1993	Manhattan, NY	Leased	1995	Denver, CO
1994	San Juan, Puerto Rico	Leased	1995	Long Island, NY
1994	San Diego, CA	Leased	1995	Toronto, Canada
1995	Westchester, NY	Leased	1996	Taichung, Taiwan
1996	Dallas, TX	Leased	1996	Indianapolis, IN
1996	Troy, MI	Leased	1997	Hong Kong
1996	Tampa, FL	Leased	1997	Raleigh (Cary), NC
1996	Bethesda, MD	Leased	1998	Annapolis, MD
1997	Kansas City, MO	Leased	1998	Maui, HI
1997	Irvine, CA	Leased	1999	Atlanta (Centennial Park), GA
1997	Portland, OR	Leased	2000	Pikesville, MD
1997	Jacksonville, FL	Leased	2000	San Antonio (Sunset), TX
1998	Louisville, KY	Leased	2000	Wailea, HI
1998	Parsippany, NJ	Leased	2001	Kaohsiung, Taiwan
1998	Northbrook, IL	Leased	2001	King of Prussia, PA
1999	Columbus, OH	Owned	2001	Queensway, Hong Kong
1999	Coral Gables, FL	Leased	2001	Cabo San Lucas, Mexico
1999	Ponte Vedra, FL	Leased	2003	Mississauga, Canada
1999	Winter Park, FL	Leased	2005	Virginia Beach, VA
2000	Sarasota, FL**	Leased	2005	Baltimore, MD
2000	Del Mar, CA	Leased	2005	Atlantic City, NJ
2000	Boca Raton, FL	Leased	2005	Charlotte, NC (SouthPark)
2001	Orlando, FL	Leased	2006	St. Louis, MO
2001	Greensboro, NC	Leased	2006	Ocean City, MD
2002	Woodland Hills, CA	Leased	2006	Destin, FL
2002	Fairfax, VA	Leased	2006	Salt Lake City, UT
2002	Bellevue, WA	Leased	2006	Mauna Lani, HI
2002	Washington, D.C. (Conv.)	Leased	2006	Huntsville, AL
2003	Walnut Creek, CA	Leased	2006	Edmonton, Canada
2005	Roseville, CA	Leased	2007	Aspen, CO
2005	Boston, MA	Leased	2007	Charlotte, NC (Uptown)
2005	Sacramento, CA	Leased	2007	Waikiki, HI
2006	Pasadena, CA	Leased	2007	Columbia, SC
2006	Bonita Springs, FL	Leased	2007	Mishawaka, IN
2006	Providence, RI	Leased	2007	Tokyo, Japan
2007	Lake Mary, FL*	Land Leased	2007	Madison, WI
2007	Naples, FL	Leased	2007	Calgary, Canada
2007	Anaheim, CA*	Land Leased	2007	Rogers, AR
2007	Biloxi, MS	Leased	2007	Park City, UT
2007	Knoxville, TN	Leased	2008	Aruba
2007	Tyson’s Corner, VA	Leased	2008	Myrtle Beach, SC
2007	Santa Barbara, CA	Leased	2008	Wilmington, NC
2007	West Palm Beach, FL	Leased	2008	Ridgeland, MS
2008	Ft. Worth, TX	Leased	2008	Wilkes-Barre, PA
2008	New Orleans, LA	Leased	2008	Raleigh, NC
2008	Princeton, NJ	Leased	2008	Savannah, GA
2008	Fresno, CA	Leased
2008	South Barrington, IL	Leased

Company-Owned Mitchell’s Fish Market Restaurants			Company-Owned Mitchell’s Steak house Restaurants
Year Acquired	Locations	Property Leased or Owned	Year Acquired	Locations	Property Leased or Owned
2008	Grandview, OH**	Leased	2008	Columbus (Downtown), OH	Leased
2008	Crosswoods, OH	Leased	2008	Birmingham, MI	Leased
2008	Pittsburgh - Waterfront, PA	Leased	2008	Polaris, OH	Leased
2008	Newport, KY	Leased
2008	Louisville, KY	Leased
2008	Lansing, MI	Leased
2008	Birmingham, MI	Leased
2008	Cleveland, OH	Leased
2008	West Chester, OH	Leased
2008	Glenview, IL	Leased
2008	Carmel, IN	Leased
2008	Livonia, MI	Leased
2008	Pittsburgh (South Hills Galleria), PA	Leased
2008	Tampa, FL	Leased
2008	Rochester Hills, MI	Leased
2008	Brookfield, WI	Leased
2008	Sandestin, FL	Leased
2008	Jacksonville, FL	Leased
2008	Stamford, CT	Leased

*	The Company owns the building and leases the land pursuant to a long-term ground lease.
**	These restaurants were previously owned, but were sold and leased back in fiscal 2008.

The Company has also entered into lease commitments to develop four additional company-owned Ruth’s Chris restaurants in Dedham, Massachusetts; Thousand Oaks, California; Reno, Nevada; and Phoenix, Arizona. In addition, the Company has entered into lease commitments to develop one Mitchell’s Fish Market and one Cameron’s Steakhouse, both located in Phoenix, Arizona. The Company does not intend to develop these restaurants in 2009 and is negotiating with the various landlords for a release of its obligations.

Item 3.	LEGAL PROCEEDINGS

In Re: Katherine Bush; In Re: Melia Stop; In Re: Shelly Goorevich.

In November 2007, the Company was named as the respondent in two Equal Employment Opportunity Commission (EEOC) charges filed by two former employees wherein each charging party filed a claim of discrimination against the Company on the basis of their sex. Separately, the Company received written demand for both monetary and non-monetary relief from counsel for the two charging parties accompanied by threatened litigation seeking putative, class-wide relief for similarly situated individuals. Subsequently, the company was named as the respondent in a third similar Equal Employment Opportunity Commission (EEOC) charge filed by a current employee. The Company has responded to the charges, denied liability, considers the claims without merit and will vigorously defend them. The Company is not currently able to determine the outcome of the pending EEOC charges, whether class-wide certification will occur, any possible exposures or whether such exposures would be material.

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

Also, in November 2007, the same plaintiffs filed a complaint in the Massachusetts Superior Court for Suffolk County alleging that the Company violated Massachusetts General Laws, chapter 149, section 152A, by failing to remit to the wait staff the full amount of alleged service tips that the Company includes on its guest checks for private banquets. Plaintiffs also filed this action as a putative class action though no judicial certification had been made. In December 2008, the parties agreed to settle plaintiff’s claims and the action was dismissed with prejudice.

David Niles v. Ruth’s Hospitality Group, Inc.

In September 2008, a former employee filed a complaint in the United States District Court for the Southern District of New York alleging that the Company violated the Fair Standards Labor Act (“FLSA”) by inappropriately taking the “tip credit” set forth in section 203 (m) of the FLSA and also alleging that the Company violated New York Labor Law Section 196-d by retaining a portion of plaintiff’s tips and distributing them to non-tipped or managerial employees. Plaintiff filed the action seeking putative, class-wide relief though no judicial certification has been made. The Company is not currently able to determine the outcome of this pending action, whether class-wide certification will occur, any possible exposures or whether such exposures would be material.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Select Market under the trading symbol “RUTH.” As of March 10, 2009, there were 37 holders of record of its common stock. The transfer agent and registrar for its common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038, telephone (800) 937-5449.

There were no repurchases of the Company’s equity securities by or on behalf of it during the fourth quarter of fiscal 2008 and the Company does not have a formal or publicly announced stock repurchase program.

The Company’s common stock has been listed on the Nasdaq Global Select Market (formerly the Nasdaq National Market) since its initial public offering on August 8, 2005. The following table sets forth, for the period indicated, the highest and lowest closing sale price for its common stock for fiscal 2007 and fiscal 2008, as reported by the Nasdaq Global Select Market:

	High	Low
Fiscal Year ended December 30, 2007
First Quarter	$22.67	$18.35
Second Quarter	$20.55	$16.95
Third Quarter	$18.14	$14.25
Fourth Quarter	$14.46	$8.76

Fiscal Year ended December 28, 2008
First Quarter	$8.94	$6.27
Second Quarter	$8.27	$5.30
Third Quarter	$5.35	$3.56
Fourth Quarter	$4.15	$.92

The closing sale price for its common stock on March 10, 2009 was $0.94.

Dividend Policy

The Company currently expects to retain all future earnings to finance the growth of its business. Since its acquisition by affiliates of Madison Dearborn in 1999, the Company has not paid, and has no current plans to pay in the future, cash dividends to holders of its common stock. The payment of dividends is within the discretion of the Company’s board of directors and will depend on its earnings, capital requirements and operating and financial condition, among other factors. In addition, the Company’s senior credit facilities limit its ability to pay dividends. The Company may not pay a dividend if there is a default (or if a default would result from such dividend payment) under its senior credit facilities, and may not pay dividends in excess of an aggregate of $1.0 million in any fiscal year.

Unregistered Recent Sales of Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for information regarding securities authorized for issuance under the Company’s equity compensation plans.

Performance Graph

The following table and graph shows the cumulative total stockholder return on the Company’s Common Stock with the S&P 500 Stock Index, the S&P SmallCap 600 Index and the Dow Jones U.S. Restaurants & Bars Index, in each case assuming an initial investment of $100 on December 23, 2005 and full dividend reinvestment.

CUMULATIVE TOTAL RETURN

Assuming an investment of $100 and reinvestment of dividends

	12/23/05	3/24/06	6/23/06	9/22/06	12/29/06	3/30/07	6/29/07	9/28/07	12/28/07	3/28/08	6/27/08	9/26/08	12/26/08
Ruth’s Hospitality Group, Inc.	$100	$125	$107	$102	$100	$111	$109	$78	$48	$36	$29	$25	$8
S&P 500 Stock Index	100	103	98	104	112	112	118	120	117	104	101	96	69
S&P SmallCap 600 Index	100	109	101	103	112	115	120	118	111	101	103	105	72
Dow Jones U.S. Restaurants & Bars Index	100	107	101	108	119	118	122	124	123	115	113	117	105

All amounts rounded to the nearest dollar.

**********

The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth the Company’s selected financial data for the year indicated and should be read in conjunction with the disclosures in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition and Item 8, Financial Statements and Supplementary Data, of this report.

	Fiscal Year
	2004	2005	2006	2007	2008
	($ in thousands)
Income Statement Data:
Revenues:
Restaurant sales	$179,083	$199,621	$254,718	$303,658	$390,441
Franchise income	9,500	11,432	12,399	12,896	12,703
Other operating income	646	777	4,362	2,617	2,641

Total revenues	189,229	211,830	271,479	319,171	405,785

Costs and expenses:
Food and beverage costs	60,303	61,804	82,017	97,432	122,974
Restaurant operating expenses	81,200	91,155	113,746	141,477	200,078
Marketing and advertising	6,634	6,696	8,328	8,447	13,819
General and administrative costs	10,938	15,208	22,974	25,111	29,429
Depreciation and amortization expenses	6,345	6,489	8,690	12,010	17,031
Pre-opening costs	364	1,623	2,046	5,020	2,869
Hurricane and relocation costs, net of insurance proceeds	—	2,660	(3,948)	(3,478)	—
Loss on impairment	—	—	970	—	81,273
Restructuring expense	—	—	—	—	8,926
Loss on the disposal of property and equipment, net	—	—	13	1,229	508

Operating income (loss)	23,445	26,195	36,643	31,923	(71,122)
Other income (expense):
Interest expense	(10,320)	(8,453)	(2,856)	(5,956)	(10,334)
Accrued dividends and accretion on mandatorily redeemable senior preferred stock	(5,071)	(1,891)	—	—	—
Other	(1,099)	(39)	34	724	868

Income (loss) from continuing operations before income tax expense	6,955	15,812	33,822	26,691	(80,588)
Income tax expense (benefit)	736	5,043	10,098	8,541	(27,395)

Income (loss) from continuing operations	6,219	10,769	23,724	18,150	(53,193)
Discontinued operations, net of income tax benefit	3,777	(164)	(66)	4	690

Net income (loss)	$2,442	$10,933	$23,790	$18,146	$(53,883)

	Fiscal Year
	2004	2005	2006	2007	2008
	($ in thousands, except per share data)
Less dividends earned on junior preferred stock and warrant expense	5,373	3,753	—	—	—

Net income (loss) available to common shareholders	$(2,931)	$7,180	$23,790	18,146	(53,883)

Basic earnings (loss) per common share:
Continuing operations	$0.07	$0.39	$1.02	$0.78	$(2.28)
Discontinued operations	(0.32)	0.01	0.01	—	(.03)

Basic earnings (loss) per share	$(0.25)	$0.40	$1.03	$0.78	$(2.31)

Diluted earnings (loss) per common share:
Continuing operations	$0.07	$0.38	$1.01	$0.78	$(2.28)
Discontinued operations	(0.32)	0.01	0.01	—	(.03)

Diluted earnings (loss) per share	$(0.25)	$0.39	$1.02	$0.78	$(2.31)

Shares used in computing net income (loss) per common share:
Basic	11,917,093	17,961,198	23,175,323	23,206,864	23,308,906
Diluted	11,917,093	18,710,141	23,429,185	23,399,446	23,308,906
Balance Sheet Data (at end of fiscal year):
Cash and cash equivalents	$3,906	$8,985	$4,690	$12,311	$3,876
Total assets	113,482	134,196	209,720	260,278	293,519
Total long-term debt including current portion	80,931	38,500	68,000	96,750	160,250
Mandatorily redeemable senior preferred stock	39,857	—	—	—	—
Total shareholders’ equity (deficit)	(51,513)	40,265	67,978	88,067	37,142

*	Certain prior year amounts have been reclassified to conform with the current year presentation of discontinued operations and other income. These reclassifications had no effect on previously reported net income.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. The Ruth’s Chris menu features a broad selection of high-quality USDA Prime and Choice grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling” and topped with seasoned butter—complemented by other traditional menu items inspired by our New Orleans heritage. The Ruth’s Chris restaurants reflect the more than 40-year commitment to the core values instilled by our founder, Ruth Fertel, of caring for our guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere. We believe that Ruth’s Chris is one of the strongest brands in the upscale steakhouse category.

Our restaurants cater to families and special occasion diners, in addition to the business clientele traditionally served by upscale steakhouses, by providing a dining experience designed to appeal to a wide range of guests. We believe our focus on creating this broad appeal provides us with opportunities to expand into a wide range of markets, including many markets not traditionally served by upscale steakhouses.

We offer USDA Prime and Choice grade steaks that are aged and prepared to exact company standards and cooked in 1,800-degree broilers. We also offer veal, lamb, poultry and seafood dishes, and a broad selection of appetizers, including New Orleans-style barbequed shrimp, mushrooms stuffed with crabmeat, shrimp remoulade, Louisiana seafood gumbo, onion soup au gratin, crabtini and seven salad variations. We complement our distinctive food offerings with an award-winning core wine list, typically featuring bottles priced at between $24 and $2,000 and many selections offered by the glass. The current average check is $42 at lunch and $74 at dinner.

As of December 28, 2008, there were 130 Ruth’s Chris restaurants, of which 66 were company-owned and 64 were franchisee-owned, including 13 international franchisee-owned restaurants in Aruba, Mexico, Hong Kong, Taiwan, Japan and Canada. In fiscal 2008, we had total revenues of $405.8 million and operating income (excluding loss on impairment and restructuring costs) of $19.1 million.

On February 19, 2008, we completed the acquisition of the operating assets and intellectual property of Mitchell’s Fish Market, operating under the names Mitchell’s Fish Market and Columbus Fish Market, and Cameron’s Steakhouse, operating under the names Cameron’s Steakhouse and Mitchell’s Steakhouse from Cameron Mitchell Restaurants, LLC (CMR) for approximately $93.0 million, including capitalized acquisition costs. There are currently 19 Mitchell’s Fish Markets and three Cameron’s Steakhouse’s with locations in the Midwest, Northeast, and Florida. Mitchell’s Fish Market is an award-winning, upscale, yet comfortable, seafood restaurant and bar recognized for its high quality food, contemporary dining atmosphere, and excellent service. We believe that Mitchells’ focus on upscale casual dining is a wonderful complement to our own brand.

Mitchell’s Fish Market is committed to fresh seafood and all of its seafood is flown in daily. Although the menu changes frequently based on availability and season, it includes more than 80 seafood choices, including fish from all over the world. The current average check is $22 at lunch and $38 at dinner. The Cameron’s Steakhouses are a sophisticated 21st century update of the upscale American steakhouse.

Key Financial Terms and Metrics

We evaluate our business using a variety of key financial measures:

Restaurant Sales. Restaurant sales consist of food and beverage sales by company-owned restaurants. Restaurant sales are primarily influenced by total operating weeks in the relevant period and comparable restaurant sales growth. Total operating weeks is the total number of company-owned restaurants multiplied by the number of weeks each is in operation during the relevant period. Total operating weeks is impacted by restaurant openings and closings, as well as changes in the number of weeks included in the relevant period. Comparable restaurant sales growth reflects the change in year-over-year or quarter-over-quarter, as applicable, sales for the comparable restaurant base. We define the comparable restaurant base to be those company-owned restaurants in operation for not less than fifteen months prior to the beginning of the fiscal quarter including the period being measured. Comparable restaurant sales growth is primarily influenced by the number of entrées sold and the average guest check. The number of entrees sold is influenced by the popularity of our menu items, our guest mix, our ability to deliver a high quality dining experience and overall economic conditions. Average guest check, a measure of total restaurant sales divided by the number of entrées, is driven by menu mix and pricing.

Franchise Income. Franchise income includes (1) franchise and development option fees charged to franchisees and (2) royalty income. Franchise royalties consist of 5.0% of adjusted gross sales from each franchisee-owned restaurant. We evaluate the performance of our franchisees by measuring franchisee-owned restaurant operating weeks, which is impacted by franchisee-owned restaurant openings and closings, and comparable franchisee-owned restaurant sales growth, which together with operating weeks, drives its royalty income.

Other Operating Income. Other operating income includes banquet related guarantee and services revenue and other incidental guest fees as well as other licensing fees and income and discounts associated with the sale of gift cards. While we always honor gift cards, even beyond any stated expiration dates on the card and as required in several jurisdictions, our historical experience has shown that very few cards are redeemed after 18 months following the issue date. As such, we record in other operating income the full remaining value (original issue less any partial redemptions) of any gift cards unredeemed after 18 months from the date of last activity, subject to limitations in some jurisdictions in which we operate.

Food and Beverage Costs. Food and beverage costs include all restaurant-level food and beverage costs of company-owned restaurants. We measure food and beverage costs by tracking cost of sales as a percentage of restaurant sales and cost per entrée. Food and beverage costs are generally influenced by the cost of food and beverage items, distribution costs and menu mix.

Restaurant Operating Expenses. We measure restaurant-operating expenses for company-owned restaurants as a percentage of restaurant sales. Restaurant operating expenses include the following:

•

Labor costs, consisting of restaurant management salaries, hourly staff payroll and other payroll-related items, including taxes and fringe benefits. We measure our labor cost efficiency by tracking hourly and total labor costs as a percentage of restaurant sales;

•	Operating costs, consisting of maintenance, utilities, bank and credit card charges, and any other restaurant-level expenses; and

•	Occupancy costs, consisting of both fixed and variable portions of rent, common area maintenance charges, insurance premiums and real property taxes.

Marketing and Advertising. Marketing and advertising includes all media, production and related costs for both local restaurant advertising and national marketing. We measure the efficiency of our marketing and advertising expenditures by tracking these costs as a percentage of total revenues. We have historically spent approximately 2.5% to 4.0% of total revenues on marketing and advertising and expect to maintain this level in the near term. All franchise agreements executed based on our new form of franchise agreement include up to a 1.0% advertising fee in addition to the 5.0% royalty fee. We spend this designated advertising fee on national advertising and record these fees as liabilities against which specified advertising and marketing costs will be charged.

General and Administrative. General and administrative costs include costs relating to all corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future company and franchisee growth. General and administrative costs are comprised of management, supervisory and staff salaries and employee benefits, travel, information systems, training, corporate rent, professional and consulting fees, technology and market research. We measure our general and administrative expense efficiency by tracking these costs as a percentage of total revenues. We expect these expenses to decrease over time as a result of cost reduction efforts currently in place and our ability to leverage the investments made in our people and systems.

Depreciation and Amortization. Depreciation and amortization includes depreciation of fixed assets and certain definite life intangible assets. We depreciate capitalized leasehold improvements over the shorter of the total expected lease term or their estimated useful life. As a result of the loss on impairment recorded in fiscal 2008, depreciation and amortization are expected to decrease.

Pre-Opening Costs. Pre-opening costs consist of costs incurred prior to opening a company-owned restaurant, which are comprised principally of manager salaries and relocation costs, employee payroll and related training costs for new employees, including practice and rehearsal of service activities as well as lease costs incurred prior to opening. We expect these costs to decrease as a result of a decrease in the rate of company-owned restaurant growth.

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

	Fiscal Year Ended
	December 31, 2006	December 30, 2007	December 28, 2008
Revenues:
Restaurant sales	93.8%	95.1%	96.2%
Franchise income	4.6%	4.1%	3.1%
Other operating income	1.6%	0.8%	0.7%

Total revenues	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage costs (percentage of total revenues)	30.2%	30.5%	30.3%
Restaurant operating expenses (percentage of total revenues)	41.9%	44.3%	49.3%
Marketing and advertising	3.1%	2.6%	3.4%
General and administrative costs	8.5%	7.9%	7.3%
Depreciation and amortization expenses	3.2%	3.8%	4.2%
Pre-opening costs	0.8%	1.6%	0.7%
Hurricane and relocation costs, net of insurance proceeds	(1.5)%	(1.1)%	—
Loss on impairment	0.4%	—	20.0%
Restructuring costs	—	—	2.2%
Loss on the disposal of property and equipment, net	—	0.4%	0.1%

Operating income	13.4%	10.1%	(17.5)%
Other income (expense):
Interest expense	(1.1)%	(1.9)%	(2.5)%
Other	—	0.2%	0.2%

Income (loss) from continuing operations before income tax expense	12.3%	8.4%	(19.8)%

Income tax expense (benefit)	3.7%	2.7%	(6.8)%

Income (loss) from continuing operations	8.6%	5.7%	(13.0)%
Discontinued operations, net of income tax benefit	—	—	—

Net income (loss)	8.6%	5.7%	(13.0)%

Fiscal Year 2008 Compared to Fiscal Year 2007

Restaurant sales. Restaurant sales increased $86.7 million, or 28.5%, to $390.4 million in fiscal 2008 from $303.7 million in fiscal 2007. This increase was due primarily to an additional $74.5 million contributed from 22 Mitchell’s restaurants acquired during fiscal 2008, and $40.8 million from restaurants opened during fiscal 2007 and 2008. This increase was offset by a decrease in comparable restaurant sales. Ruth’s Chris comparable restaurants experienced a sales decrease of 10.3%, consisting of a 10.2% decrease in entrée growth (traffic) partially offset by sales mix shifts as per entrée check average remained unchanged from 2007.

Franchise Income. Franchise income decreased $0.2 million, or 1.6%, to $12.7 million in fiscal 2008 from $12.9 million in fiscal 2007. The decrease was driven primarily by a $0.3 million reduction in franchise fees. Operational weeks increased 19.2% while blended comparable franchise-owned restaurant sales decreased 9.9%.

Other Operating Income. Other operating income remained unchanged at $2.6 million in fiscal 2008 from fiscal 2007.

Food and Beverage Costs. Food and beverage costs increased $25.6 million, or 26.3%, to $123.0 million in fiscal 2008 from $97.4 million in fiscal 2007. The increase was due to higher restaurant sales and partially offset by lower meat costs. As a percentage of restaurant sales, food and beverage costs decreased to 31.5% in fiscal 2008 from 32.1% in fiscal 2007. This decrease in food and beverage costs as a percentage of restaurant sales was due to favorable beef costs and modest price increases, partially offset by higher seafood, grocery, produce, and dairy costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $58.6 million, or 41.4%, to $200.1 million in fiscal 2008 from $141.5 million in fiscal 2007. The increase was due to higher restaurant sales in fiscal 2008, increased hourly labor costs, staffing related to new restaurant openings and increased occupancy costs. Restaurant operating expenses, as a percentage of restaurant sales, increased to 51.2% in fiscal 2008 from 46.6% in fiscal 2007. This increase in restaurant operating expenses as a percentage of restaurant sales was due to increased labor, operating, and occupancy expenses of newly opened restaurants as well as reduced fixed expense leverage experienced from lower comparable restaurant sales.

Marketing and Advertising. Marketing and advertising expenses increased $5.4 million, or 64.3%, to $13.8 million in fiscal 2008 from $8.4 million in fiscal 2007. Marketing and advertising expenses, as a percentage of total revenues, increased to 3.4% in fiscal 2008 from 2.6% in fiscal 2007. This increase was primarily due to value promotions introduced during the second half of 2008 aimed at improving guest traffic.

General and Administrative Costs. General and administrative costs increased $4.3 million, or 17.1%, to $29.4 million in fiscal 2008 from $25.1 million in fiscal 2007. General and administrative costs, as a percentage of total revenues, decreased to 7.2% in fiscal 2008 from 7.9% in fiscal 2007. This decrease was primarily due to our corporate reorganization completed during the 4th quarter of 2008.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $5.0 million, or 41.7%, to $17.0 million in fiscal 2008 from $12.0 million in fiscal 2007. The increase was due primarily to the addition of new Ruth’s Chris company-owned restaurants and acquired restaurants during 2007 and 2008 as well as investments at our existing company-owned restaurants and corporate headquarters.

Pre-Opening Costs. Pre-opening costs decreased $2.1 million, or 42.0%, to $2.9 million in fiscal 2008 from $5.0 million in fiscal 2007. This decrease was due to the opening of five new Ruth’s Chris company-owned restaurants in fiscal 2008 versus eight locations during fiscal 2007.

Hurricane and Relocation costs net of insurance proceeds. We recognized income, net of relocation costs, of $0.0 million in fiscal 2008 from $3.5 million in fiscal 2007. These net insurance proceeds recognized in 2007 related to our business interruption losses and property losses in New Orleans and Metairie, Louisiana and Biloxi, Mississippi as a result of Hurricane Katrina. We finalized the claim in fiscal 2007 and do not expect further proceeds related to the Hurricane Katrina.

Loss on Impairment. We recognized a loss on the impairment of long-lived and intangible assets of $81.3 million in fiscal 2008 compared with no impairments in fiscal 2007. Of the total loss on impairment recognized, $32.1 million was related to the impairment of long-lived assets, $12.1 million was related the impairment of the Mitchell’s Fish Market and Mitchell’s Steakhouse trademarks and $5.9 million was related to the impairment of franchise rights for three company-owned restaurants acquired in 2007. The remaining $31.2 million was related to the impairment of goodwill.

Restructuring Expenses. We recognized restructuring expenses of $8.9 million in fiscal 2008 compared with $0.0 million in fiscal 2007. Of the $8.9 million, $2.2 million was severance related costs, $6.0 million was related to contingent lease liability charges and write-offs of capitalized development costs on 2009 scheduled company-owned restaurant development. The remaining $0.7 million was related to a contingent lease liability for vacated leased office space.

Interest Expense. Interest expense, net of interest income, increased $4.3 million, or 71.7%, to $10.3 million in fiscal 2008 from $6.0 million in fiscal 2007. This increase was primarily due to the additional borrowings related to the 2007 and 2008 acquired restaurants as well as higher interest rates on those borrowings. Interest expense during the year included a $1.0 million “mark to market” non-cash charge related to an interest rate swap.

Income Tax Expense (Benefit). Income tax expense decreased $35.9 million, or 422.4%, to a net benefit of $(27.4) million in fiscal 2008 from a $8.5 million expense in fiscal 2007. The decrease was due to a net loss before income tax that was partially offset by an increase in the annual effective tax rate from 32.0% in fiscal 2007 to 34.0% in fiscal 2008.

Income (Loss) from Continuing Operations. Income from continuing operations decreased $71.4 million, or 392.3%, to a loss of $53.2 million in fiscal 2008 from income of $18.2 million in fiscal 2007.

Discontinued Operations, net of Income Tax Benefit. Discontinued operations resulted in $690,000 of expense in fiscal 2008 compared to $4,000 of expense in fiscal 2007. Discontinued operations income and expense relates to former operations in Cleveland, Ohio and Manhattan, NY. On June 25, 2006 we closed our Cleveland, Ohio restaurant whose lease term ended in September 2006. We determined that the closed restaurant should be accounted for as discontinued operations because we do not expect any further direct or indirect cash flows from the discontinued restaurant as the restaurant has completely ceased operation.

On December 24, 2004, we closed our Manhattan-UN, New York restaurant operation, one of our two Ruth’s Chris Steak House locations in Manhattan, New York. Prior to and including 2004, we experienced operating losses at our Manhattan-UN, New York restaurant location, which was a leased property. During August 2005, we entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) we made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorney’s fees; (2) the existing lease was terminated; and (3) we allowed the landlord to contract with a third party replacement tenant; and (4) adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaulted on the new lease anytime during the six years, we would be required to enter into a new agreement with the landlord for the remaining term. During the third quarter of fiscal 2007, we were notified that the replacement tenant was placed in default by the landlord and as a result, we resumed lease payments with respect to this property during the third quarter of fiscal 2008. Payments will equal $0.1 million in the aggregate per fiscal quarter through September 2016. We will attempt to sublease the property for the duration of the lease term in order to recover some or all of the amounts paid with respect to the lease. We have so far been unable to find a sub-lessee for part or all of the remaining lease term. At December 28, 2008, we maintained a contingent lease liability of $1.1 million related to this property.

Fiscal Year 2007 Compared to Fiscal Year 2006

Restaurant sales. Restaurant sales increased $48.9 million, or 19.2%, to $303.7 million in fiscal 2007 from $254.7 million in fiscal 2006. This increase was due primarily to an additional $31.7 million contributed from 13 restaurants acquired during fiscal 2006 and 2007, and $26.5 million from restaurants opened during fiscal 2006 and 2007. This increase was partially offset by a reduction of $6.7 million from the additional week of operations during fiscal 2006 as well as a $2.6 million decrease in comparable restaurant sales. Comparable restaurants open throughout both fiscal years experienced a sales decrease of 1.0%, consisting of a 4.7% decrease in entrée growth (traffic) partially offset by a 3.7% increase in per entrée spending. The increase in per entrée spending was driven by a shift in sales mix as well as menu price increases of approximately 2.0% and 2.8% taken in January 2007 and October 2007. These factors increased the average per check spending to $74.36 for fiscal 2007.

Franchise Income. Franchise income increased $0.5 million, or 4.0%, to $12.9 million in fiscal 2007 from $12.4 million in fiscal 2006. The increase was due primarily to the opening of ten new franchise-owned restaurants in 2007 as well as the full-year impact of seven new franchisee-owned restaurants that opened during fiscal 2006. These increases were partially offset by the acquisition by the Company of seven franchise-owned restaurants during fiscal 2006 and three franchise-owned restaurants in the third quarter of fiscal 2007, as well as a comparable restaurant sales decrease of 0.2%.

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

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $3.3 million, or 37.9%, to $12.0 million in fiscal 2007 from $8.7 million in fiscal 2006. The increase was due primarily to the addition of new company-owned restaurants and acquired restaurants during 2006 and 2007 as well as investments at our existing company-owned restaurants and corporate headquarters.

Pre-Opening Costs. Pre-opening costs increased $3.0 million, or 150.0%, to $5.0 million in fiscal 2007 from $2.0 million in fiscal 2006. This increase was due to the opening of eight new company-owned restaurants in fiscal 2007 versus three locations during fiscal 2006.

Hurricane and Relocation costs net of insurance proceeds. We recognized income, net of relocation costs, of $3.5 million in fiscal 2007 from $3.9 million in fiscal 2006. These net insurance proceeds related to our business interruption losses and property losses in New Orleans and Metairie, Louisiana and Biloxi, Mississippi as a result of Hurricane Katrina. We finalized our claim in fiscal 2007 and do not expect any significant expenses or proceeds related to the Hurricane Katrina in the future.

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

Discontinued Operations, net of Income Tax Benefit. Discontinued operations resulted in $4,000 of expense in fiscal 2007 compared to $66,000 of income in fiscal 2006. Discontinued operations income and expense relates to former operations in Cleveland, Ohio and Manhattan, NY. On June 25, 2006 we closed our Cleveland, Ohio restaurant whose lease term ended in September 2006. We determined that the closed restaurant should be accounted for as discontinued operations because we do not expect any further direct or indirect cash flows from the discontinued restaurant as the restaurant has completely ceased operation. On December 24, 2004, we closed our Manhattan-UN, New York restaurant operation, one of our two Ruth’s Chris Steak House locations in Manhattan, New York. Prior to and including 2004, we experienced operating losses at our Manhattan-UN, New York restaurant location, which was a leased property. During August 2005, we entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) we made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorney’s fees; (2) the existing lease was terminated; and (3) we allowed the landlord to contract with a third party replacement tenant; and (4) adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaulted on the new lease anytime during the six years, we would be required to enter into a new agreement with the landlord for the remaining term. During the third quarter of fiscal 2007, we were notified that the replacement tenant was placed in default by the landlord and as a result, we resumed lease payments with respect to this property during the third quarter of fiscal 2008. Payments will equal $0.1 million in the aggregate per fiscal quarter through September 2016. We will attempt to sublease the property for the duration of the lease term in order to recover some or all of the amounts paid with respect to the lease. We have so far been unable to find a sub-lessee for part or all of the remaining lease term. At December 30, 2007, we maintained a contingent lease liability of $0.2 million related to this property.

Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors. See “Risk Factors,” which discloses certain material risks that could affect its quarterly operating results.

Our business is also subject to seasonal fluctuations. Historically, the percentages of our annual total revenues during the first and fourth fiscal quarters have been higher due, in part, to the year-end holiday season. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable restaurant sales for any particular period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. If this occurs, the price of our common stock would likely decrease. The following table presents summary quarterly results of operations for fiscal 2007 and fiscal 2008.

	Quarter Ended				Quarter Ended
	April 1, 2007	July 1, 2007	September 30, 2007	Decem ber 30, 2007	March 30, 2008	June 29, 2008	September 28, 2008	Decem ber 28, 2008
	($ in millions, except per share data)
Total revenues	$81.5	$78.5	$70.1	$89.0	$98.6	$108.1	$99.3	$99.8
Cost and expenses	70.6	69.4	66.3	80.8	89.3	103.4	97.9	95.6

Operating margin	$10.9	$9.1	$3.8	$8.2	$9.3	$4.7	$1.4	$4.2

Interest expense, net	(1.0)	(1.2)	(1.5)	(2.3)	(3.2)	(1.2)	(2.5)	(3.4)
Loss on impairment	—	—	—	—	—	—	—	(81.3)
Restructuring expenses	—	—	—	—	—	—	—	(8.9)
Loss on the disposal of property and equipment, net	—	—	—	—	—	—	—	(0.4)
Other	—	—	—	—	0.3	0.2	0.2	(0.1)

Income (loss) from continuing operations before income tax	9.9	7.9	2.3	5.9	6.4	3.7	(0.9)	(89.9)
Income tax expense (benefit)	3.2	2.7	0.9	1.9	1.9	1.0	(0.4)	(29.8)

Income (loss) from continuing operations	6.7	5.2	1.4	4.1	4.5	2.7	(0.5)	(60.1)
Discontinued operations, net of income tax benefit	—	—	—	—	—	—	0.1	0.6

Net income (loss)	$6.7	$5.2	$1.4	$4.1	$4.5	$2.7	$(0.6)	$(60.7)

Less dividends earned on junior preferred stock and warrant expense	—	—	—	—	—	—	—	—

Net Income (loss) available to common shareholders	$6.7	$5.2	$1.4	$4.1	$4.5	$2.7	$(0.6)	$(60.7)

Basic earnings (loss) per share:
Continuing operations	$0.29	$0.23	$0.08	$0.18	$0.19	$0.11	$(0.02)	$(2.57)
Discontinued operations	—	—	—	—	—	—	—	(0.03)

Basic earnings (loss) per share	$0.29	$0.23	$0.08	$0.18	$0.19	$0.11	$(0.02)	$(2.60)

Diluted earnings (loss) per share:
Continuing operations	$0.29	$0.23	$0.08	$0.18	$0.19	$0.11	$(0.02)	$(2.57)
Discontinued operations	—	—	—	—	—	—	—	(0.03)

Diluted earnings (loss) per share	$0.29	$0.23	$0.08	$0.18	$0.19	$0.11	$(0.02)	$(2.60)

Shares (in millions) used in computing net income per common share:
Basic	23.2	23.2	23.2	23.2	23.6	24.3	23.3	23.4
Diluted	23.4	23.4	23.4	23.4	23.7	24.4	23.3	23.4
Quarterly percentage of annual revenues	25.5%	24.6%	22.8%	27.9%	24.3%	26.6%	24.5%	24.6%
Operating margin (1)	13.4%	11.6%	5.5%	9.3%	9.4%	4.4%	1.4%	4.2%

(1)	Our measure of operating margin consists of operating income for a period divided by the total revenues for such period. Operating margin is used by the our management and investors to determine our ability to control expenses in relation to our total revenues, which allows our management and investors to more thoroughly evaluate our current performance as compared to past performance. We believe it is useful to our management and investors when presented on a quarterly basis because it allows our management and investors to accurately view seasonal fluctuations in these operating results.

During the fiscal quarter ended December 28, 2008, we recorded a loss on impairment of long-lived assets in the amount of $32.1 million. These charges were related to the full impairment of fixtures and equipment and leasehold improvements at one Mitchell’s Steakhouse, two Mitchell’s Fish Market locations, three company-owned Ruth’s Chris Steak House restaurants and our Millwork shop located in Sanford, Florida. In addition, we recorded a partial loss on impairment of fixtures and equipment and leasehold improvements at one Mitchell’s Fish Market location, two company-owned Ruth’s Chris Steak House restaurants and our corporate office building located in Heathrow, Florida.

Liquidity and Capital Resources

Our principal sources of cash during fiscal 2008 were net cash provided by operating activities and borrowings under our senior credit facilities. Our principal uses of cash during fiscal 2008 included the acquisition of the Mitchell’s restaurants, capital expenditures and debt service. We expect that our principal uses of cash in the future will be to service debt.

During the fourth fiscal Quarter of 2008, we anticipated, due to declining comparable restaurant sales, a breach of our maximum Consolidated Leverage Ratio as of December 28, 2008. As a result, we began negotiations with our bank group, and on February 26, 2009, we signed an amendment reducing the revolving loan commitment from $250.0 million to $175.0 million, with additional reductions scheduled beginning December 31, 2009 through the final maturity date of February 19, 2013. The amendment decreases our Fixed Charge Coverage Ratio and increases our maximum Consolidated Leverage Ratio, in each case beginning with the fourth quarter of 2008 and continuing through the second quarter of 2010, after which these two covenants reset to their original levels. The amendment increases the interest rates applicable to borrowings based on our actual leverage ratio, ranging from 2.50% to 4.25% above the applicable LIBOR rate or, at our option, from 1.25% to 3.00% above the applicable base rate. As of December 28, 2008, we were in compliance with our covenants under the amended senior revolving credit facility.

In the fourth fiscal quarter of 2008, our Ruth’s Chris comparable restaurant sales decreased 18.5% from the fourth fiscal quarter 2007. Negative comparable restaurant sales trends have continued through the first nine weeks of 2009. If restaurant sales trends continue to deteriorate throughout the balance of 2009, the impact on EBITDA may result in a breach of compliance with one or several of the financial covenants under the revised Credit Agreement. As a result, we cannot assure compliance with these covenants. Failure to comply with the covenants contained in the instruments governing the indebtedness could result in an event of default, which could materially and adversely affect our operating results and financial condition. Consequently, the ability to fund working capital, fund planned capital expenditures, make scheduled payments of principal or interest on the debt balance, or refinance the indebtedness, is subject to general economic conditions, competitive environment and other factors as described in Part I, Item 1A, “Risk Factors,” in this Form 10-K. Based on internal financial forecasts, we expect to be in compliance with our financial covenants under the revised Credit Agreement in fiscal 2009.

Cash Flows

The following table summarizes our primary sources of cash in the periods presented:

	Fiscal Year
	2006	2007	2008
Net cash provided by (used in):
Operating activities	$47,668	$34,772	$37,073
Investing activities	(84,218)	(56,082)	(107,949)
Financing activities	32,255	28,931	62,441

Net increase (decrease) in cash and cash equivalents	$(4,295)	$7,621	$(8,435)

Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily by cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, thereby reducing the need for incremental working capital to sustain operations.

Operating Activities. Net cash provided by operating activities was $47.7 million and $34.8 million in fiscal 2006 and fiscal 2007, respectively, compared to $37.1 million in fiscal 2008. The increase in net cash from operating activities from fiscal 2007 was primarily due to increase in payables, offset by lower net income.

Investing Activities. Net cash used in investing activities was $84.2 million and $56.1 million in fiscal 2006 and fiscal 2007, respectively, compared to $108.0 million in fiscal 2008. The increase in 2008 resulted primarily from the acquisition of Mitchell’s Fish Market and Steakhouses, offset by lower capital expenditures and $17.0 in proceeds from the sale-leaseback of five restaurants.

Financing Activities. Net cash provided by financing activities totaled $32.3 million in fiscal 2006 and $28.9 million in fiscal 2007 compared to $62.4 million in fiscal 2008. The increase was driven by increased net borrowings made during fiscal 2008 to finance the Mitchell’s acquisition.

Capital Expenditures

Capital expenditures and other acquisitions totaled $125.0 million in fiscal 2008, $56.2 million in fiscal 2007 and $87.6 million in fiscal 2006. Capital expenditures in fiscal 2008 resulted from approximately $93.0 million related to the acquisition of Mitchell’s, $24.3 million related to new restaurant construction, $3.1 million for remodels, and $4.6 million of maintenance capital. We anticipate capital expenditures in fiscal 2009 will be approximately $10.0 million to $12.0 million resulting from $1.1 million related to remaining investments in restaurant construction, $5.1 million for remodels and $5.0 million in maintenance capital. We do not expect to open any company-owned restaurants in fiscal 2009.

Senior Credit Facility

On September 27, 2005, we entered into a senior credit facility with Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as documentation agent, and JPMorgan Chase Bank, National Association, Wells Fargo Bank, National Association as co-lead arrangers and Wachovia Bank, N.A. We used the $38.5 million funded at closing under the Credit Agreement to prepay and retire borrowings under our previous credit facility and to pay related fees and expenses.

On May 17, 2006, we completed an amendment to our existing senior revolving credit facility to increase our availability under the facility to $100.0 million. This amendment also provides that the revolving credit facility may be further increased by $25.0 million upon our request (for a total commitment of $125.0 million). The financial covenants, restrictive covenants and terms of the increased revolving credit facility were not amended.

On August 7, 2007, we completed a second amendment to our senior credit facility to increase our availability under the facility to $150.0 million. Our ability to request additional funding through the revolving credit facility also increased with this amendment to $50.0 million, for a total potential borrowing of $200.0 million. The amendment also provided that $50.0 million in proceeds may be utilized to repurchase our common stock, extended the maturity date of the outstanding principal from March 11, 2010 to August 7, 2012, and changed the maximum Consolidated Leverage Ratio in the financial covenants to 3.25:1.00. All other financial covenants, restrictive covenants and terms of the increased revolving credit facility remained unchanged.

On September 13, 2007, we entered into a three year interest rate swap to limit the variability of our interest payments. The notional amounts total $75.0 million through September 17, 2008, $50.0 million through September 17, 2009 and $25.0 million through its expiration on September 17, 2010 of the then outstanding debt under our senior credit facility. Previously, we had two interest rate swaps in place that were terminated as a result of this new transaction. We do not use hedge accounting to account for this swap. The changes in the fair value of the interest rate swap contracts were recorded to interest expense.

On February 19, 2008, we amended and restated our existing credit facility to increase the revolving loan commitment to $250.0 million. The amended and restated credit extended the maturity date of the outstanding principal from March 11, 2010 to February 19, 2013, and changed the maximum Consolidated Leverage Ratio in the financial covenants to 3.50:1.00.

As of December 28, 2008, we had an aggregate of $160.3 million of outstanding indebtedness under our senior credit facility at a weighted average interest rate of 4.802%. We had approximately $86.2 million of borrowings available under our revolving credit facility, net of outstanding letters of credit of approximately $3.5 million. As of the February 26, 2009 amendment date, the outstanding indebtedness under our senior credit facility was unchanged at $160.3 million, at a weighted average interest rate of 6.461%. Under the amended revolving loan commitment as of this date, we had approximately $11.2 million of borrowings available under our revolving credit facility, net of outstanding letters of credit of approximately $3.5 million. We are required to maintain certain financial covenants and are also subject to several restrictive covenants under our borrowings. Our obligations under the senior credit facility are guaranteed by each of our existing and future subsidiaries and are secured by substantially all of our assets and a pledge of the capital stock of our subsidiaries.

Contractual Obligations

The following table summarizes our contractual obligations as of December 28, 2008:

	Payments due by period
	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations	$160.3	$—	$—	$160.3	$—
Operating lease obligations	327.7	23.4	23.6	66.3	214.4

Total	$488.0	$23.4	$23.6	$226.6	$214.4

Off-Balance Sheet Arrangements

As of December 28, 2008, we do not have any off-balance sheet arrangements as defined by the SEC.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements is based, in part, on our critical accounting policies that require us to make estimates and judgments that affect the amounts reported in those financial statements. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our consolidated financial statements that appear elsewhere in Item 8. Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the combined financial statements.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Equipment consists primarily of restaurant equipment, furniture, fixtures and smallwares. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including renewal periods, or the estimated useful life of the asset. Repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Estimated useful lives are generally as follows: equipment—3 to 5 years; furniture and fixtures—5 to 7 years. Judgments and estimates made by us related to the expected useful lives of these assets are affected by factors such as changes in economic conditions and changes in operating performance. If these assumptions change in the future, we may be required to record additional impairment charges for these assets.

Impairment of Long-Lived Assets

We review property and equipment (which includes leasehold improvements) for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flow and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of permanent impairment. In determining future cash flows, we make significant estimates with respect to future operating results of each restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset-carrying amount exceeds its fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record additional impairment charges for these assets.

During the fiscal quarter ended December 28, 2008, we recorded a loss on impairment of long-lived assets in the amount of $32.1 million. These charges were related to the full impairment of fixtures and equipment and leasehold improvements at one Mitchell’s Steakhouse, two Mitchell’s Fish Market locations, three company-owned Ruth’s Chris Steak House restaurants and our Millwork shop located in Sanford, Florida. In addition, we recorded a partial loss on impairment of fixtures and equipment and leasehold improvements at one Mitchell’s Fish Market location, two company-owned Ruth’s Chris Steak House restaurants and our corporate office building located in Heathrow, Florida.

Goodwill, Franchise Rights and Trademarks

Goodwill and other indefinite lived assets resulted primarily from our acquisition of franchisee-owned restaurants. The most significant acquisitions were completed in 1996, 1999, 2006, 2007 and 2008. Goodwill, trademarks and franchise rights with indefinite lives are not subject to amortization. However, such assets must be tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and at least annually. We completed the most recent impairment test in December 2008, and determined that impairment losses related to goodwill and other indefinite lived assets in the amount of $49.2 million should be recorded. In assessing the recoverability of goodwill and other indefinite lived assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. The estimated future cash flows were projected using significant assumptions, including future revenues and expenses, and potential unit growth. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

Insurance Liability

We maintain various insurance policies for workers’ compensation, employee health, general liability, and property damage. Pursuant to those policies, we are responsible for losses up to certain limits and are required to estimate a liability that represents our ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from our estimates, our financial results could be impacted.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We recognize deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities resulted in a net deferred tax asset, an evaluation is made of the probability of our ability to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The realization of such net deferred tax will generally depend on whether we will have sufficient taxable income of an appropriate character within the carry-forward period permitted by the tax law. Without sufficient taxable income to offset the deductible amounts and carry forwards, the related tax benefits will expire unused. We have evaluated both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Measurement of deferred items is based on enacted tax laws.

Share-Based Compensation

FAS 123R requires the recognition of compensation expense in the Consolidated Statements of Income related to the fair value of employee share-based options. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the expected dividends. Judgment is also required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted. Prior to adopting FAS 123R, we applied APB Opinion No. 25, and related Interpretations, in accounting for our stock-based compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation cost was recognized for fixed stock option grants in 2005.

Prior to the adoption of FAS 123R, we presented the tax savings resulting from tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” FAS 123R requires us to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow related to certain stock option transactions.

Recent Accounting Pronouncements For Future Application

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS 141(R)”), a replacement of SFAS No. 141, Business Combinations. The provisions of SFAS No. 141(R) establish principles and requirements for how an acquirer recognizes and measures in it financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest acquired and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of a business combination, and applies to business combinations for which the acquisition date is on or after December 15, 2008, and may not be early adopted. We are currently evaluating the impact that SFAS No. 141(R) will have on the consolidated financial statements and expects the adoption of this standard will not have a material impact on our consolidated balance sheet, statements of income or cash flows.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 28, 2008, the Company had $160.3 million of variable rate debt of which $50.0 million has been converted to fixed rates through the use of interest rate swaps. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal 2008 of approximately $1.1 million.

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

During fiscal 2008, interest expense included a $1.0 million “mark to market” non-cash charge related to an interest rate swap.

Foreign Currency Risk

In accordance with the Company’s franchise agreements relating to the Company’s international locations, the Company receives royalties from those franchisees in U.S. dollars, and therefore the Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly take into account changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. In fiscal 2009, the Company has negotiated set pricing for approximately 50% of its prime beef requirements, which represents 25% of its beef purchases. The Company currently does not use financial instruments to hedge its risk to market price fluctuations in other food product prices.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 28, 2008. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2008 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Change in internal controls over financial reporting

During the fiscal quarter ending December 28, 2008, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2008. In making this assessment, management applied the criteria based on the “Internal Control—Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s assessment included documenting, evaluating, and testing the design and operating effectiveness of the Company’s internal control over financial reporting. Based upon this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 28, 2008.

KPMG LLP, the Company’s independent registered public accounting firm, has audited the financial statements included herein and issued an audit report on the Company’s internal control over financial reporting as of December 28, 2008, which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Ruth’s Hospitality Group, Inc.:

We have audited Ruth’s Hospitality Group, Inc.’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ruth’s Hospitality Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ruth’s Hospitality Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ruth’s Hospitality Group, Inc. and subsidiaries as of December 30, 2007 and December 28, 2008, and the related consolidated statements of income (loss), shareholders’ equity (deficit), and cash flows for the fifty-three weeks ended December 31, 2006, fifty-two weeks ended December 30, 2007, and fifty-two weeks ended December 28, 2008, and our report dated March 13, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Orlando, Florida

March 13, 2009

Certified Public Accountants

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item for executive officers is set forth under “Executive Officers of the Registrant” in Part I, Item 1 of this report. The other information required by this Item is incorporated by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Audit Committee Disclosure,” “Board of Directors and Corporate Governance” and “Section 16A Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

There have been no material changes to the procedures through which stockholders may recommend nominees to our Board of Directors since April 7, 2008, which is the date of our last proxy statement. We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The text of our Code of Ethics is posted on our website: www.rhgi.com—click on “Investors,” then click on “Corporate Governance” and then click on “Code of Ethics.” Our Company intends to disclose future amendments to, or waivers from, certain provisions of the Code of Ethics on the Company’s website within four business days following the date of such amendment or waiver. Stockholders may request a free copy of the Code of Ethics from: Ruth’s Hospitality Group, Inc., Attention: Corporate Secretary, 500 International Parkway, Suite 100, Heathrow, Florida 32746.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections entitled “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders. See also the information under the caption “Compensation Committee Report” in the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the sections entitled “Principal Stockholders” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Options to purchase shares of our common stock have been granted to certain of our directors, executives and key employees under our 2005 Long-Term Equity Incentive Plan and our 2000 Stock Option Plan. The following table summarizes the number of stock options issued and shares of restricted stock granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 28, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2000 Stock Option Plan	193,027	$0.48	642,902
2004 Restricted Stock Plan(1)	1,167,487	—	—
2005 Long-Term Equity Incentive Plan	2,751,467	$9.55	1,103,538

Total	4,111,981	$8.72	1,746,440

(1)	1,167,487 shares of restricted stock were issued under our 2004 Restricted Stock Plan and vest pro rata on a daily basis over a five year period which began on November 8, 2004.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections entitled “Principal Accountant Fees and Services” in its Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

See Index to Consolidated Financial Statements appearing on page F-1. All schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

(b) Exhibits.

See Exhibit Index appearing on page F-25 for a list of exhibits filed with or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2009

RUTH’S HOSPITALITY GROUP, INC.

By:	/s/ MICHAEL P. O’DONNELL
Michael P. O’Donnell Director, President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Ruth’s Hospitality Group, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates

/s/ MICHAEL P. O’DONNELL Michael P. O’Donnell	Director, President, Chief Executive Officer, Ruth’s Hospitality Group, Inc. (Principal Executive Officer)	March 13, 2009

/s/ ROBERT M. VINCENT Robert M. Vincent	Executive Vice President and Chief Financial Officer, Ruth’s Hospitality Group, Inc. (Principal Financial and Accounting Officer)	March 13, 2009

/s/ ROBIN P. SELATI Robin P. Selati	Chairman of the Board, Director	March 13, 2009

/s/ CARLA R. COOPER Carla R. Cooper	Director	March 13, 2009

/s/ BANNUS B. HUDSON Bannus B. Hudson	Director	March 13, 2009

/s/ ALAN VITULI Alan Vituli	Director	March 13, 2009

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Ruth’s Hospitality Group, Inc.:

We have audited the accompanying consolidated balance sheets of Ruth’s Hospitality Group, Inc. and subsidiaries as of December 30, 2007 and December 28, 2008, and the related consolidated statements of income (loss), shareholders’ equity (deficit) and cash flows for the fifty-three weeks ended December 31, 2006, fifty-two weeks ended December 30, 2007, and fifty-two weeks ended December 28, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ruth’s Hospitality Group, Inc. and subsidiaries as of December 30, 2007 and December 28, 2008, and the results of their operations and their cash flows for the fifty-three weeks ended December 31, 2006, fifty-two weeks ended December 30, 2007, and fifty-two weeks ended December 28, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in the Notes to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, in fiscal year 2006. The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in fiscal year 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ruth’s Hospitality Group, Inc.’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Orlando, Florida

March 13, 2009

Certified Public Accountants

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollar amounts in thousands, except share and per share data)

	December 30, 2007	December 28, 2008
Assets
Current assets:
Cash and cash equivalents	$12,311	$3,876
Accounts receivable, less allowance for doubtful accounts 2007—$229; 2008—$597	11,825	13,367
Inventory	8,626	8,630
Prepaid expenses and other	2,803	3,426
Deferred income taxes	874	1,809

Total current assets	36,439	31,108
Property and equipment, net of accumulated depreciation 2007—$58,462; 2008—$66,204	135,615	140,880
Goodwill	35,754	24,320
Franchise rights	40,123	37,323
Trademarks	—	13,918
Other intangibles, net of accumulated amortization 2007—$271; 2008—$753	4,081	8,472
Deferred income taxes	6,110	34,700
Other assets	2,156	2,798

Total assets	$260,278	$293,519

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$28,868	$30,389
Deferred revenue	27,686	29,421
Other current liabilities	1,445	7,397

Total current liabilities	57,999	67,207
Long-term debt	96,750	160,250
Deferred rent	16,245	21,047
Other liabilities	1,217	7,873

Total liabilities	172,211	256,377

Commitments and contingencies (Note 13)
Shareholders’ equity (deficit):
Common stock, par value $.01 per share; 100,000,000 shares authorized, 23,215,356 shares issued and outstanding at December 30, 2007, 23,337,986 shares issued and outstanding at December 28, 2008	233	233
Additional paid-in capital	168,431	171,389
Accumulated deficit	(80,597)	(134,480)
Treasury stock, at cost; 71,950 shares at December 30, 2007 and December 28, 2008	—	—

Total shareholders’ equity	88,067	37,142

Total liabilities and shareholders’ equity	$260,278	$293,519

See accompanying notes to consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Income (Loss)

(dollar amounts in thousands, except share and per share data)

	Fiscal Year Ended
	December 31, 2006	December 30, 2007	December 28, 2008
Revenues:
Restaurant sales	$254,718	$303,658	$390,441
Franchise income	12,399	12,896	12,703
Other operating income	4,362	2,617	2,641

Total revenues	271,479	319,171	405,785
Costs and expenses:
Food and beverage costs	82,016	97,432	122,974
Restaurant operating expenses	113,746	141,477	200,078
Marketing and advertising	8,328	8,447	13,819
General and administrative costs	22,974	25,111	29,429
Depreciation and amortization expenses	8,690	12,010	17,031
Pre-opening costs	2,046	5,020	2,869
Hurricane and relocation costs, net of insurance proceeds	(3,949)	(3,478)	—
Loss on impairment	970	—	81,273
Restructuring expenses	—	—	8,926
Loss on the disposal of property and equipment, net	13	1,229	508

Operating income (loss)	36,645	31,923	(71,122)
Other income (expense):
Interest expense	(2,856)	(5,956)	(10,334)
Other	33	724	868

Income (loss) from continuing operations before income tax expense (benefit)	33,822	26,691	(80,588)
Income tax expense (benefit)	10,098	8,541	(27,395)

Income (loss) from continuing operations	23,724	18,150	(53,193)
Discontinued operations, net of income tax expense (benefit)	(66)	4	690

Net income (loss)	$23,790	$18,146	$(53,883)

Basic earnings (loss) per share:
Continuing operations	$1.02	$0.78	$(2.28)
Discontinued operations	0.01	—	(0.03)

Basic earnings (loss) per share	$1.03	$0.78	$(2.31)

Diluted earnings (loss) per share:
Continuing operations	$1.01	$0.78	$(2.28)
Discontinued operations	0.01	—	(0.03)

Diluted earnings (loss) per share	$1.02	$0.78	$(2.31)

Shares used in computing net income (loss) per common share:
Basic	23,175,323	23,206,864	23,308,906

Diluted	23,429,185	23,399,446	23,308,906

See accompanying notes to consolidated financial statements

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

(dollar and share amounts in thousands)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Treasury Stock		Shareholders’ Equity (Deficit)
	Shares	Value			Shares	Value
Balance at December 25, 2005	23,074	$231	$162,567	$(122,533)	—	$—	$40,265

Net income	—	—	—	23,790	—	—	23,790
Shares issued under stock option plan including tax effects	163	1	2,873	—	—	—	2,874
Compensation expense and other	—	—	1,049	—	—	—	1,049

Balance at December 31, 2006	23,237	$232	$166,489	$(98,743)	—	$—	$67,978

Net income	—	—	—	18,146	—	—	18,146
Shares issued under stock option plan including tax effects	49	1	367	—	—	—	368
Compensation Expense and other	—	—	1,575	—	—	—	1,575
Repurchase of Restricted Stock	—	—	—	—	72	—	—

Balance at December 30, 2007	23,286	$233	$168,431	$(80,597)	72	$—	$88,067

Net loss	—	—	—	(53,883)	—	—	(53,883)
Shares issued under stock option plan including tax effects	123	1	137	—	—	—	138
Compensation Expense and other	—	—	2,820	—	—	—	2,820
Repurchase of Restricted Stock	—	—	—	—	—	—	—

Balance at December 28, 2008	23,409	$233	$171,389	$(134,480)	72	$—	$37,142

See accompanying notes to consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Fiscal Year Ended
	December 31, 2006	December 30, 2007	December 28, 2008
Cash flows from operating activities:
Net income	$23,790	$18,146	$(53,883)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,690	12,010	17,031
Deferred income taxes	(438)	2,909	(29,525)
Non-cash interest expense	88	99	295
Loss on sale or disposition of assets	81	1,229	508
Loss on impairment	970	—	81,273
Amortization of below market lease	—	—	200
Restructuring	—	—	8,926
Non-cash compensation expense	733	1,575	2,553
Changes in operating assets and liabilities:
Accounts receivables	(1,720)	(705)	(1,541)
Inventories	(1,862)	(1,941)	1,069
Prepaid expenses and other	(1,028)	381	(622)
Other assets	(254)	(1,480)	259
Accounts payable and accrued expenses	9,672	(3,491)	3,252
Deferred revenue	6,036	3,010	1,735
Deferred rent	2,277	2,244	4,809
Other liabilities	633	786	734

Net cash provided by operating activities	47,668	34,772	37,073

Cash flows from investing activities:
Acquisition of property and equipment	(48,771)	(42,429)	(31,951)
Acquisition of Mitchells	—	—	(93,037)
Acquisition of franchises and lease right	(38,868)	(13,473)	—
Acquisition of RCSH Millwork	—	(260)	—
Proceeds on sale or disposition of fixed assets	—	80	—
Proceeds from sale-leaseback transactions	—	—	17,039
Insurance proceeds related to hurricane damage	3,421	—	—

Net cash used in investing activities	(84,218)	(56,082)	(107,949)

Cash flows from financing activities:
Principal repayments on long-term debt	(22,500)	(5,000)	(50,500)
Proceeds from long-term financing	52,000	33,750	114,000
Income tax benefits credited to equity upon exercise of stock options	2,738	279	108
Proceeds from exercise of stock options and warrants	144	90	30
Deferred financing costs	(127)	(188)	(1,197)

Net cash provided by financing activities	32,255	28,931	62,441

Net increase (decrease) in cash and cash equivalents	(4,295)	7,621	(8,435)
Cash and cash equivalents at beginning of period	8,985	4,690	12,311

Cash and cash equivalents at end of period	$4,690	$12,311	$3,876

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,851	$5,170	$9,431
Income taxes	6,301	8,279	1,850

See accompanying notes to consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

(1) Organization and Description of Business

Ruth’s Hospitality Group, Inc. and its subsidiaries (the “Company”) operate 130 Ruth’s Chris Steak House, 19 Mitchell’s Fish Market, and three Mitchell’s Steakhouse restaurants and sell franchise rights to Ruth’s Chris Steak House franchisees giving them the exclusive right to operate similar restaurants in a particular location designated in the franchise agreement. At December 30, 2007 and December 28, 2008, there were 118 and 152 restaurants operating, respectively. Of the 152 restaurants operating at December 28, 2008, 66 were company-owned Ruth’s Chris Steak House Company restaurants, 64 were Ruth’s Chris Steak House franchise restaurants, 19 were company-owned Mitchell’s Fish Markets and three were company-owned Mitchell’s Steakhouse restaurants. Of the 118 restaurants operating at December 30, 2007, 61 were company-owned Ruth’s Chris Steak House Company restaurants and 57 were Ruth’s Chris Steak House franchise restaurants. During 2008, five company-owned Ruth’s Chris Steak House restaurants were opened and seven franchise-owned Ruth’s Chris Steak House restaurants were opened. During 2007, eight company-owned restaurants were opened, three previously franchised restaurants were acquired, and ten franchise-owned restaurants were opened.

The Company manages its operations by restaurant.

(2) Summary of Significant Accounting Policies

(a) Reporting Period

The Company utilizes a 52- or 53-week reporting period ending on the last Sunday of December. The periods ended December 28, 2008 (fiscal 2008) and December 30, 2007 (fiscal 2007) each had a 52-week reporting period. The period ended December 31, 2006 (fiscal 2006) had a 53-week reporting period.

(b) Principles of Consolidation

The consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

(c) Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(d) Accounts Receivable

Accounts receivable consists primarily of bank credit card receivable, landlord contributions, franchise royalty payments receivable, banquet billings receivable, and other miscellaneous receivables.

(e) Allowance for Doubtful Accounts

The Company performs a specific review of account balances and applies historical collection experience to the various aging categories of receivable balances in establishing an allowance.

(f) Inventories

Inventories consisting of food, beverages, and supplies are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

(g) Property and Equipment

Property and equipment are stated at cost. Expenditures for improvements and major renewals are capitalized, and minor replacement, maintenance, and repairs are charged to expense. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line basis over the shorter of the lease term or the estimated useful lives of the assets. The estimated useful lives for assets are as follows: Building and Building Improvements, 20 to 40 years; Equipment, 5 years; Furniture and Fixtures, 5 to 7 years; Computer Equipment, 3 to 5 years; and Leasehold Improvements, 5 to 20 years.

(h) Goodwill, Franchise Rights and Trademarks

Goodwill, franchise rights and trademarks acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and franchise rights are tested annually on a reporting unit (which is defined as an individual restaurant) basis for impairment, and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Based upon the Company’s review, goodwill, franchise rights and trademark impairment charges were required in fiscal 2008.

(i) Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining bank and other long-term financing. These fees are amortized using a method that approximates the interest method over the term of the related financing. Amortization expense of deferred financing cost was $88, $99, and $295 in fiscal 2006, 2007, and 2008 respectively.

(j) Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

contingent rent expense prior to the achievement of the specified target that triggers the contingent rent, provided achievement of that target is considered probable.

(l) Marketing and Advertising

Marketing and advertising expenses in the accompanying consolidated statements of operations included advertising expenses of approximately $5.6 million, $5.6 million, and $9.3 million for fiscal 2006, fiscal 2007 and fiscal 2008, respectively. Advertising costs are expensed as incurred.

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

(p) Derivative Instruments

The Company utilized derivative instruments in 2007 and 2008 to manage interest rate risk. The Company does not apply hedge accounting as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and any changes in fair value of the derivative instruments are marked to market through earnings in the period of change. Cash flows related to derivatives are included in operating activities.

(q) Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. Revenues are presented net of sales taxes. Deferred revenue primarily represents the Company’s liability for gift cards that have been sold but not yet redeemed, and is recorded at the expected redemption value. When the gift cards are redeemed, the Company recognizes restaurant sales and reduces the deferred revenue. Company gift cards redeemed at franchise-owned locations reduce the deferred revenue but do not result in restaurant sales. The

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

expected redemption value of the gift cards represents the full value of all gift cards issued less the amount the Company has recognized as other operating income for gift cards that are not expected to be redeemed. The Company recognizes as other operating income the remaining value of gift cards that have not been redeemed 18 months following the last date of card activity, subject to limitations in some jurisdictions in which we operate.

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

The Company executes an area development agreement with franchisees that gives the franchisee rights to develop a specific number of restaurants within a specified area. The Company charges an initial development fee at the time the area agreements are executed. This fee is related to feasibility studies of the area, certification of the franchisee and for the development opportunities lost or deferred as a result of the rights granted. These services are performed prior to the execution of the agreement. The Company recognizes the initial area development fee upon the signing of the area development agreement by the franchisee.

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

(r) Foreign Revenues

The Company currently has 13 international franchise locations in Aruba, Canada, Mexico, China (Hong Kong), Japan and Taiwan. In accordance with its franchise agreements relating to these international locations, the Company receives royalty revenue from these franchisees in U.S. dollars. Franchise fee royalties from international locations made up less than 1% of total revenues in all periods presented.

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

The Company adopted FAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized during fiscal 2008 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 26, 2005, based on the grant date fair value

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to December 26, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. The results for the prior periods have not been restated.

As a result of the adoption of FAS 123R on December 26, 2005, the fiscal 2007 and fiscal 2008 consolidated statement of income was impacted as follows:

	2007	2008
Reduction in operating income from continuing operations	$1,575	$2,820
Reduction in income before taxes	1,575	2,820
Reduction in operating net income	1,030	1,861
Reduction in earnings per share:
Basic	$0.04	$0.08
Diluted	$0.04	$0.08

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

•

Borrowings under the senior credit facility as of December 28, 2008 and the term loan and revolving credit facility as of December 30, 2007 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

(v) Contingencies

The Company recognizes liabilities for contingencies when there is an exposure that indicates it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of impairment or loss can be reasonably estimated.

(w) Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS 141(R)”), a replacement of SFAS No. 141, Business Combinations. The provisions of SFAS No. 141(R) establish principles

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

and requirements for how an acquirer recognizes and measures in it financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest acquired and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of a business combination, and applies to business combinations for which the acquisition date is on or after December 15, 2008, and may not be early adopted. The Company is currently evaluating the impact that SFAS No. 141(R) will have on the consolidated financial statements and expects the adoption of this standard will not have a material impact on its consolidated balance sheet, statements of income or cash flows.

Other accounting standards that have been issued by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

(x) Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net income.

(3) Goodwill, Franchise Rights and Trademarks

During the fourth quarter of fiscal 2008, there was continued deterioration in the financial and credit markets, which directly impacted consumer confidence and resulted in further declines in discretionary retail spending. The impact on the Company’s fourth quarter business was significant and caused the Company to revise its forward-looking business projections downward. Based on these projections, the Company completed an analysis to determine if goodwill and certain intangible assets were impaired as of the balance sheet date.

    Franchise Rights

In accordance with SFAS No. 142, owned franchise rights have been determined to have indefinite lives and must be reviewed annually for potential impairment. During the fourth quarter of fiscal 2008, the Company recorded non-cash impairment charges of $5.9 million as the result of franchise rights previously recorded as part of the acquisition of three formerly franchised restaurants in the Pacific Northwest, reducing the carrying value from $8.6 million to $2.7 million. This reduction was primarily due to weakening fourth quarter sales impacting future sales and profitability assumptions.

To determine the fair value of its acquired franchise rights, the Company used a multi-period excess earnings approach. This approach involves projecting future earnings, discounting those earnings using an appropriate discount rate and subtracting a contributory charge for net working capital; property, plant and equipment; assembled workforce and customer relationships to arrive at excess earnings attributable to franchise rights. The Company calculated the present value of cash flows generated from future franchise royalties and determined that the fair value did not exceed the carrying value as of December 28, 2008.

    Trademarks

In accordance with SFAS No. 142, owned trademarks have been determined to have indefinite lives and must be reviewed annually for potential impairment. During the fourth quarter of fiscal 2008, the Company recorded non-cash trademark impairment charges of $12.1 million previously recorded as part of the Mitchell’s acquisition in 2008, reducing the carrying value from $25.9 million to $13.8 million. This reduction was

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

primarily due to weakening fourth quarter 2008 sales and a reduction in planned Mitchell’s Fish Market restaurant expansion when compared to the initial SFAS No. 141 valuation calculation completed in the first quarter of 2008.

To determine the fair value of the Mitchell’s trademarks, including Mitchell’s Fish Market, Columbus Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse, the Company used a relief-from-royalty calculation. The method used assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Based on the evaluation, the fair value of the Company’s trademarks did not exceed the carrying value as of December 28, 2008.

    Goodwill

In fiscal 2008, the Company recorded non-cash goodwill impairment charges of $31.1 million as a result of an impairment evaluation performed as of December 28, 2008. Of this amount, $22.8 million was related to goodwill previously recorded as part of the Mitchell’s acquisition on February 19, 2008. The remaining $8.3 million was related to goodwill recorded as part of the acquisition of three previously franchised restaurants in the Pacific Northwest in 2007, the acquisition of Design Custom Millwork, Inc., in 2007 and the 1996 acquisition of the Scottsdale and Phoenix previously franchised Ruth’s Chris Steak House restaurants.

In performing the 2008 evaluation of goodwill impairment under SFAS No. 142 Step 1, the Company compared the carrying value of the long-lived assets to the fair value of the reporting unit. Consistent with the valuation of restaurant operations, the Company utilized a multiple of EBITDA to approximate the fair value of the reporting units for purposes of completing Step 1 of the evaluation. The Company considered EBITDA multiplies of publicly held companies, including its own, as well as other private restaurant acquisitions. For reporting units whose estimated fair value exceeded its carrying value, no impairment was recorded. For reporting units whose fair value did not exceed the carrying value as the balance sheet date, the Company completed Step 2 of the evaluation by comparing the implied fair value of goodwill with the carrying amount at the reporting unit level. The Company calculated the implied fair value by allocating the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the unit. For reporting units whose implied fair value did not exceed the carrying amount of goodwill as of the balance sheet date, the Company recorded an impairment charge for the difference, not to exceed the goodwill carrying value.

	Goodwill	Franchise Rights	Trademarks
Balance as of December 30, 2007	$32,654	$43,223	$118
Acquisitions	22,815	—	25,900
Loss on impairment	31,149	5,900	12,100

Balance as of December 28, 2008	$24,320	$37,323	$13,918

These charges are included in the caption “Loss on Impairment” in the Consolidated Income Statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

(4) Property and Equipment

Property and equipment consists of the following:

	December 30, 2007	December 28, 2008
Land	$7,582	$3,251
Building and building improvements	44,899	35,994
Equipment	25,885	29,639
Computer equipment	5,930	7,851
Furniture and fixtures	11,790	16,209
Automobiles	—	27
Leasehold improvements	88,432	110,719
Construction-in-progress	9,559	3,394

	194,077	207,084
Less accumulated depreciation	(58,462)	(66,204)

	$135,615	$140,880

The Company capitalizes interest as a component of the cost of construction in progress. In connection with assets under construction in 2006, 2007 and 2008, the Company has capitalized $203, $375 and $239 of interest costs, respectively, in accordance with SFAS No. 34, Capitalization of Interest Cost.

(5) Long-term Debt

Long-term debt consists of the following:

Senior Credit Facility:	December 30, 2007	December 28, 2008
Revolving credit facility	$96,750	$160,250
Less current maturities	—	—

	$96,750	$160,250

On September 27, 2005, the Company entered into a senior credit facility with Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as documentation agent, and JPMorgan Chase Bank, National Association, and Wells Fargo Bank, National Association as co-lead arrangers and Wachovia Bank, N.A. The Company used the $38.5 million funded at closing under the Credit Agreement to prepay and retire borrowings under its previous credit facility and to pay related fees and expenses.

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

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

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

On February 19, 2008, the Company amended and restated its existing credit facility to increase the revolving loan commitment to $250.0 million. The amended and restated credit extended the maturity date of the outstanding principal from March 11, 2010 to February 19, 2013, and changed the maximum Consolidated Leverage Ratio in the financial covenants to 3.50:1.00.

During the fourth quarter of fiscal 2008, the Company, due to declining comparable restaurants sales, anticipated a breach of its maximum Consolidated Leverage Ratio as of December 28, 2008. As a result, the Company began negotiations with its bank group, and on February 26, 2009, the Company entered into a First Amendment to First Amended and Restated Credit Agreement. The amendment reduces the revolving loan commitment from $250.0 million to $175 million, with additional reductions scheduled beginning December 31, 2009 through the final maturity date of February 19, 2013. The amendment decreases the Company’s Fixed Charge Coverage Ratio and increases its maximum Leverage Ratio, in each case beginning with the fourth quarter of 2008 and continuing through the second quarter of 2010, after which these two covenants reset to their original levels. The amendment also adds two new covenants. The first is a minimum EBITDA test and the second places new restrictions on capital expenditures. The amendment also increases the interest rates applicable to borrowings based on the Company’s actual leverage ratio, ranging from 2.50% to 4.25% above the applicable LIBOR rate or, at the Company’s option, from 1.25% to 3.00% above the applicable base rate.

As of December 28, 2008, the Company had an aggregate of $160.3 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 4.802%. The Company had approximately $86.2 million of borrowings available under its revolving credit facility, net of outstanding letters of credit of approximately $3.5 million. As of the February 26, 2009 amendment date, the outstanding indebtedness under its senior credit facility was unchanged at $160.3 million, at a weighted average interest rate of 6.461%. Under the amended revolving loan commitment as of this date , the Company had approximately $11.2 million of borrowings available under its revolving credit facility, net of outstanding letters of credit of approximately $3.5 million. The Company is required to maintain certain financial covenants and is also subject to several restrictive covenants under its borrowings. The Company’s obligations under the senior credit facility are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries.

(6) Shareholders’ Equity

The holders of the Class A common stock are entitled to one vote per share on all matters to be voted on by the Company’s shareholders. Holders of Class A common stock are entitled to convert, at any time and from time

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

to time, any or all of the shares of Class A common stock held by such holder into the same number of shares of Class B common stock.

(7) Employee Benefit Plan

In 2000, the Company established a 401(k) plan. Eligible employees may contribute up to 99% of their annual compensation. The Company matches the employees’ contributions at year end. Employees vest in the Company’s contributions based upon their years of service. The Company’s expenses relating to matching contributions were approximately $173, $226, and $272 for fiscal 2006, 2007 and 2008, respectively. During 2005, the Company added a profit sharing component to the 401(k) plan that provided for a payment to all employees if the Company achieved certain predetermined financial targets. The Company’s expense related to the profit sharing was approximately $348, $0 and $0 for fiscal 2006, 2007 and 2008, respectively.

(8) Incentive and Stock Option Plans

As of December 28, 2008, the Company had the following share-based compensation plans:

2000 Stock Option Plan

The Company established a stock option plan (the 2000 Stock Option Plan) which allows the Company’s Board of Directors to grant stock options to directors, officers, key employees, and other key individuals performing services for the Company. The 2000 Stock Option Plan authorizes grants of options to purchase up to 1,765,981 shares of authorized but unissued Class A common stock. The Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to ten years from date of grant. Under the Company’s 2000 Stock Option Plan there are 193,027 shares of common stock issuable upon exercise of currently outstanding options at December 28, 2008 and 642,902 shares available for future grants. No future grants are expected to be made under the 2000 Stock Option Plan.

2004 Restricted Stock Plan

The Company established a restricted stock plan (the 2004 Restricted Stock Plan), which allows the Company’s Board of Directors to grant restricted stock to directors, officers and other key employees. The 2004 Restricted Stock Plan authorizes restricted stock grants of up to 1,167,487 shares of authorized but unissued Class A common stock. Under the Company’s 2004 Restricted Stock Plan, there are 1,167,487 shares of Class A common stock reserved for issue at December 28, 2008 and no shares available for future grants.

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

During the first quarter of fiscal 2008, the Company issued 1,030,000 shares of restricted shares to certain employees, executive officers and directors. Of these grants, 955,000 shares were issued with a fair market value

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

equal to $7.22, and 75,000 shares were issued with a fair market value equal to $6.32. During the second quarter of fiscal 2008, the Company issued 225,000 shares of restricted shares to certain employees, executive officers and directors. Of these grants, 25,000 shares were issued with a fair market value equal to $6.96, and 200,000 shares were issued with a fair market value equal to $6.50. The restricted share prices were equal to the closing price of the stock on the dates of the grants. One-fifth of the restricted stock grant vests on each of the five anniversary dates following the grant date. Under the 2005 Equity Incentive Plan, as amended, there were 1,751,467 shares of common stock issuable upon exercise of currently outstanding options and restricted stock awards at December 28, 2008 and 1,103,538 shares available for future grants.

The following table summarizes stock option activity for fiscal 2008 under all plans:

	December 28, 2008
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Outstanding at beginning of year	1,565,929	$15.01
Granted	1,332,625	4.70
Exercised	(62,630)	0.48
Forfeited	(606,430)	16.76

Outstanding at end of year	2,229,494	$8.76	8.44	$237

Options exercisable at year end	472,147	$11.42	5.60	$182

As of December 28, 2008, there was $4.8 million of total unrecognized compensation costs related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 3.52 years. The total intrinsic value of options exercised in fiscal 2006, 2007 and 2008 was $3.2, $0.8 and $0.3 million, respectively. The Company recorded $0.7, $1.7 and $2.8 million in total stock option and restricted stock compensation cost during fiscal year 2006, 2007, 2008, respectively, that was expensed primarily in general and administrative costs. Of the $2.8 million, $0.3 million was expensed in restructuring expenses for accelerated vesting of restricted stock for terminated employees.

During fiscal 2006, 2007 and 2008, the Company received $144, $90 and $22, respectively, in cash related to the exercise of options and tax benefits of $2.7, $0.3 and $0.1 million, respectively. The exercise of shares were fulfilled from shares reserved for issue under the stock option plans and resulted in an increase in issued shares outstanding.

A summary of the status of non-vested shares as of December 28, 2008 and changes during fiscal 2008 is presented below.

	December 28, 2008
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares at beginning of year	1,088,178	$6.92
Granted	1,332,625	1.87
Vested	(57,026)	8.33
Canceled	(606,430)	6.47

Non-vested shares at end of period	1,757,347	$3.20

The weighted-average grant-date per share fair value of options granted in fiscal 2008 was $1.87. The weighted-average grant-date per share fair value of options granted in fiscal 2006 and 2007 was $7.82 and $7.44,

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions noted in the following table. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award. The assumptions listed below represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. In addition, the Company is required to estimate the expected forfeiture rate and only recognizes expense for those shares expected to vest. If the actual forfeiture rate is materially different from the Company’s estimate, the share-based compensation expense could be materially different.

The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturities rate in effect at the time of grant. The Company utilized a blended rate for expected volatility during 2008 based on the historical volatility of our stock and a representative peer group with a similar expected term of options granted. The following weighted-average assumptions were used for stock option grants in each year:

	2006	2007	2008
Expected life	6.3 yrs	6.3 yrs	5.7 yrs
Risk-free interest rate	4.84%	4.60%	3.06%
Volatility	32.1%	31.13%	37.46%
Expected dividend yield	0.0%	0.0%	0.0%

(9) Earnings per share

Basic earnings (loss) per common share were computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the fiscal year. Diluted earnings (loss) per share for fiscal year 2006, 2007, and 2008 excludes 44,500 stock options at a weighted-average price of $20.25, 1,238,810 stock options at a weighted-average price of $17.15, and 1,051,852 stock options at a weighted-average price of $16.15, respectively, which were outstanding during the period but were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	December 31, 2006	December 30, 2007	December 28, 2008
Net Income (loss) available to common shareholders	$23,790	$18,146	$(53,883)

Shares:
Weighted average number of common shares outstanding	23,175,323	23,206,864	23,308,906
Dilutive stock options	253,862	192,582	—

Weighted-average number of common shares outstanding	23,429,185	23,399,446	23,308,906

Basic earnings (loss) per common share:
Continuing operations	$1.02	$0.78	$(2.28)
Discontinued operations	0.01	—	(.03)

Basic earnings (loss) per common share	$1.03	$0.78	$(2.31)

Diluted earnings (loss) per common share:
Continuing operations	$1.01	$0.78	$(2.28)
Discontinued operations	0.01	—	(.03)

Diluted earnings (loss) per common share	$1.02	$0.78	$(2.31)

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

(10) Acquisitions

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

$93,037

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

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

Goodwill and trademarks are not amortized but are reviewed annually for impairment or more frequently if indicators of impairment exist. Due to declining market conditions in the fourth quarter of 2008, the Company revised its forward-looking business projections downward, and as a result, recorded non-cash goodwill impairment charges of $22.8 million and non-cash trademark impairment charges of $12.1 million related the acquisition of Mitchell’s. A portion of the acquired lease portfolio represented favorable operating leases, compared with current market conditions, and a portion represented unfavorable operating leases, compared with current market conditions. The fair value of the favorable leases totaled $2,306, is recorded in other intangible assets and, after considering renewal periods, has an estimated weighted average life of approximately 17.8 years. The fair value of the unfavorable leases totaled $2,686, is recorded in other liabilities and has an estimated weighted average life of approximately 17.3 years. Both the favorable and unfavorable leases are amortized to rent expense on the straight-line basis over the lives of the related leases.

Covenants not to compete of $1,030 related to the acquisition are also included in other intangibles. These amounts are being amortized over a five year period based on the terms of the asset purchase agreement.

(11) Income Taxes

Income tax expense (benefit) from continuing operations consists of the following:

	Current	Deferred	Total
Year ended December 31, 2006:
U.S. Federal	$8,907	$(296)	$8,611
State	1,259	(128)	1,131
Foreign	356	—	356

	$10,522	$(424)	$10,098

Year ended December 30, 2007:
U.S. Federal	$3,986	$2,748	$6,734
State	1,378	173	1,551
Foreign	256	—	256

	$5,620	$2,921	$8,541

Year ended December 28, 2008:
U.S. Federal	$603	$(28,647)	$(28,044)
State	860	(458)	402
Foreign	247	—	247

	$1,710	$(29,105)	$(27,395)

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	2006	2007	2008
Income tax expense at statutory rates	$11,838	$9,342	$(28,206)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	735	896	262
FAS 123(R) expense	199	444	985
FICA tax credit	(2,057)	(2,519)	(3,157)
Cumulative effect of federal expense on state deferred tax assets	—	—	1,668
Other	(617)	378	1,053

	$10,098	$8,541	$(27,395)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

	December 31, 2006	December 30, 2007	December 28, 2008
Deferred tax assets:
Accounts payable and accrued expenses	$895	$927	$4,250
Deferred rent	2,985	2,710	3,761
Net state operating loss carryforwards	5,902	6,064	4,086
Tax credit carryforwards	3,992	—	2,761
Property and equipment	4,226	6,335	17,555
Intangible assets	—	—	9,846
Other	215	492	914

Total gross deferred tax assets	18,215	16,528	43,173
Less valuation allowance	(999)	(1,438)	(4,669)

Net deferred tax assets	17,216	15,090	38,504
Deferred tax liabilities:
Intangible assets	(7,241)	(7,984)	—
Other	(82)	(122)	(1,995)

Total gross deferred tax liabilities	(7,323)	(8,106)	(1,995)

Net deferred tax assets	$9,893	$6,984	$36,509

There was a valuation allowance for deferred tax assets at December 30, 2007 and December 28, 2008 of $1,438 and $4,669, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

As of December 28, 2008, the Company has state net operating loss carry-forwards and tax credit carry-forwards of $100 million and $2.8 million, respectively, which are available to offset federal and state taxable income through 2028.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The implementation of FIN 48 did not result in any changes to the Company’s unrecognized tax benefits for uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at December 30, 2007	$512
Gross increases for tax positions of prior years	184

Unrecognized tax benefits balance at December 28, 2008	$696

As of December 28, 2008, the Company’s gross unrecognized tax benefits totaled approximately $696, of which $452, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the unrecognized tax benefits within the next 12 months. Our continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 30, 2007 and December 28, 2008, the Company had accrued approximately $88 and $140 respectively for the payment of interest, which is included as a component of the unrecognized tax benefit noted above.

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction, many state jurisdictions and Puerto Rico. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for years before 2004 and is no longer subject to state and local or Puerto Rico income tax examinations by tax authorities for years before 2004.

(12) Leases

All of the Company’s Ruth’s Chris Steak House owned restaurants operate in leased premises, with the exception of the locations in Houston, Columbus and Ft. Lauderdale, which are owned properties and the locations in Anaheim and Lake Mary, which operate on leased land. The Company’s Mitchell’s Fish Market and Mitchell’s Steakhouse locations all operate in leased premises, with the exception of the Mitchell’s Fish Market in Grandview, Ohio. Remaining lease terms range from approximately 4 to 30 years, including anticipated renewal options. The leases generally provide for minimum annual rental payments and are subject to escalations based, in some cases, upon increases in the Consumer Price Index, real estate taxes, and other costs. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. Certain leases also provide for rent deferral during the initial term of such lease and/or scheduled minimum rent increases during the terms of the leases. For financial reporting purposes, rent expense is recorded on a straight-line basis over the life of the lease. Accordingly, included in liabilities in the accompanying consolidated balance sheets at December 31, 2006, December 30, 2007 and December 28, 2008, are accruals related to such rent deferrals and the pro rata portion of scheduled rent increases of approximately $14.0 million, $16.3 million, and $21.0 million respectively, net of the current portion included in other current liabilities of $1.4 million, $1.5 million, and $1.5 million, respectively.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

Future minimum annual rental commitments under leases as of December 28, 2008 are as follows:

Lessee:
2009	$23,392
2010	23,614
2011	23,008
2012	22,162
2013	21,109
Thereafter	214,407

$327,692

Rental expense consists of the following:

	Fiscal Year
	2006	2007	2008
Minimum rentals	$8,894	$11,562	$21,711
Contingent rentals	3,566	3,802	3,121

	$12,460	$15,364	$24,832

In December 2006, the Company purchased the building in Heathrow, Florida, that houses its corporate headquarters. As a result, the Company assumed two tenant leases associated with the building. Rent revenue of $1.0 million was included in other income in fiscal 2007 and $1.1 million in fiscal 2008. The minimum rents expected to be received under these leases are as follows:

Lessor:
2009	$1,122
2010	1,143
2011	476
Thereafter	—

$2,741

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

(14) Discontinued Operations

On June 25, 2006 the Company closed its Ruth’s Chris Steak House company-owned restaurant located in Cleveland, Ohio. The lease term for this restaurant ended in September 2006. The Company determined that the

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

closed restaurant should be accounted for as discontinued operations because the Company does not expect any further direct or indirect cash inflows from the restaurant because it has completely ceased operation. The Company recognized a $0.2 million loss on impairment related to this location during fiscal year 2005.

During August 2005, the Company entered into an agreement with the Manhattan (UN), New York landlord whereby: (1) the Company made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease, and attorneys fees; (2) the existing lease was terminated; (3) the Company allowed the landlord to contract with a third party replacement tenant; and (4) adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with landlord for the remaining term. This agreement resulted in a reduction of previously recorded rental liability. At December 28, 2008, the Company maintained a contingent lease liability of $1.1 million related to this property. The Company accounted for its exit costs in accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which required that such costs be expensed in the periods such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying consolidated income statements.

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

	Fiscal Year
	2006	2007	2008
Revenues	$1,569	—	—
Income (loss) before income tax	$(84)	$(25)	$(1,130)
Income (loss) from operations of discontinued restaurants, net of income tax benefit	$66	$(4)	$(690)

(15) Supplemental Consolidated Financial Statement Information

(a) Accounts Receivable, net

Accounts receivable, net consist of the following:

	December 30, 2007	December 28, 2008
Bank credit card receivables	$4,445	$4,590
Landlord contributions	2,198	1,426
Franchise fees	1,553	1,407
Trade	513	869
Net income tax refundable	3,056	3,563
Other	289	2,109
Allowance for doubtful accounts	(229)	(597)

	$11,825	$13,367

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

(b) Other Assets

Other assets consist of the following:

	December 30, 2007	December 28, 2008
Deposits	$1,030	$1,314
Deferred financing costs	460	1,362
Other	666	122

	$2,156	$2,798

(c) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 30, 2007	December 28, 2008
Accounts payable & other accrued expenses	$18,115	$17,863
Accrued payroll & related benefits	7,654	9,524
Sales & use tax payable	2,551	2,579
Accrued interest payable	548	423

	$28,868	$30,389

(16) Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (amounts in thousands, except per share information):

	Quarter Ended
	April 1, 2007	July 1, 2007	September 30, 2007	December 30, 2007	Total
Revenues	$81,499	$78,434	$70,224	$89,014	$319,171
Operating income (loss)	10,881	9,026	3,926	8,090	31,923
Net income (loss)	6,782	5,444	1,780	4,140	18,146
Net Income (loss) available to common shareholders	$6,782	$5,444	$1,780	$4,140	$18,146
Basic earnings (loss) per share:
Continuing operations	$0.29	$0.23	$0.08	$0.18	$0.78
Discontinued operations	—	—	—	—	—

Basic earnings (loss) per share	$0.29	$0.23	$0.08	$0.18	$0.78

Diluted earnings (loss) per share:
Continuing operations	$0.29	$0.23	$0.08	$0.18	$0.78
Discontinued operations	—	—	—	—	—

Diluted earnings (loss) per share	$0.29	$0.23	$0.08	$0.18	$0.78

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

	Quarter Ended
	March 30, 2008	June 29, 2008	September 28, 2008	December 28, 2008	Total
Revenues	$98,583	$108,117	$99,277	$99,808	$405,785
Operating income	9,259	4,738	1,430	(86,549)	(71,122)
Net income	4,532	2,755	(520)	(60,652)	(53,883)
Net Income available to common shareholders	$4,532	$2,755	$(520)	$(60,652)	$(53,883)
Basic earnings per share:
Continuing operations	$0.19	$0.11	$(0.02)	$(2.57)	$(2.28)
Discontinued operations	—	—	—	(0.03)	(0.03)

Basic earnings per share	$0.19	$0.11	$(0.02)	$(2.60)	$(2.31)

Diluted earnings per share:
Continuing operations	$0.19	$0.11	$(0.02)	$(2.57)	$(2.28)
Discontinued operations	—	—	—	(0.03)	(0.03)

Diluted earnings per share	$0.19	$0.11	$(0.02)	$(2.60)	$(2.31)

During the fiscal quarter ended April 1, 2007, the Company received $3.7 million in net insurance proceeds associated with property damage recoveries and business interruption claims from Hurricane Katrina.

During the fiscal quarter ended December 28, 2008 the Company recorded a loss on impairment of long-lived assets and certain intangible assets of $81.3 million. Of this amount, $32.1 million was related to the impairment of long-lived assets, including the full impairment of fixtures and equipment and leasehold improvements at one Mitchell’s Steakhouse restaurant, two Mitchell’s Fish Market restaurants, three company-owned Ruth’s Chris Steak House restaurants and the Millwork shop located in Sanford, Florida. In addition, the Company recorded a partial loss on impairment of fixtures and equipment and leasehold improvements at one Mitchell’s Fish Market restaurant, two company-owned Ruth’s Chris Steak House restaurants and our corporate office building located in Heathrow, Florida. The remaining loss of $49.2 million was the result of trademark impairment charges of $12.1 million previously recorded as part of the Mitchell’s acquisition in 2008, franchise impairment charges of $5.9 million related to the Pacific Northwest acquisition in 2007 and goodwill impairment charges of $31.1 million. Of the $31.1 million of goodwill impairment charges, $22.8 million were related to goodwill previously recorded as part of the Mitchell’s acquisition on February 19, 2008. The remaining $8.3 million was related to goodwill recorded as part of the acquisition of three previously franchised restaurants in the Pacific Northwest in 2007, the acquisition of Design Custom Millwork, Inc., in 2007 and the 1994 acquisition of the Scottsdale and Phoenix previously franchised Ruth’s Chris Steak House restaurants.

The Company also recorded restructuring charges of $8,926 in the fourth fiscal quarter of 2008.

(17) Restructuring

As financial markets experienced great volatility in late September through October 2008, management undertook a corporate restructuring to better support the new strategy of little to moderate company-owned restaurant growth. As a result, restructuring charges of $8,926 were recorded to restructuring expenses in the Consolidated Income Statement.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

The Company recognized $2,248 of expenses due to headcount reductions at our corporate support center. Approximately $1,981 was incurred for salary and benefits expense of terminated employees, of which $526 was paid in the 2008, while the remaining $1,455 will be paid in fiscal year 2009 and early 2010. A non-cash charge of $267 in stock compensation expense was also incurred due to accelerated vesting of restricted stock awards to four terminated employees.

The Company also incurred $6,778 of charges related to the decision to forego six new restaurant openings for which it has signed leases, and to accrue for future lease payments on vacated corporate office space. Lease obligations of $4,978 represent the amount of rent costs expected to be paid by us in 2009 and 2010, while vacant properties are not successfully subleased. Non-cash write-offs of $1,700 of capitalized development costs related to the six restaurants were also included in 2008 restructuring costs.

The details of the restructuring charges are as follows:

	One-time termination benefits	Lease obligations	Write-off of capitalized development costs	Total restructuring
Accrued restructuring at 12/30/07	$—	$—	$—	$—
Restructuring expenses	1,981	4,978	—	6,959
Payments	(526)	—	—	(526)

Accrued restructuring at 12/30/08	$1,455	$4,978	$—	$6,433

Non-cash restructuring expenses	267	—	1,700	1,967

Total 2008 restructuring expenses	$2,248	$4,978	$1,700	$8,926

(18) Subsequent Event

On February 26, 2009, Ruth’s Hospitality Group, Inc. (the “Company”) entered into a First Amendment to First Amended and Restated Credit Agreement. The amendment reduces the revolving loan commitment from $250.0 million to $175.0 million, with additional reductions scheduled beginning December 31, 2009 through the final maturity date of February 19, 2013. The amendment decreases the Company’s fixed charge coverage ratio and increases its maximum leverage ratio, in each case beginning with the fourth quarter of 2008 and continuing through the second quarter of 2010, after which these two covenants reset to their original levels. The amendment also adds two new covenants. The first is a minimum EBITDA test and the second places new restrictions on capital expenditures. The amendment also increases the interest rates applicable to borrowings based on the Company’s actual leverage ratio, ranging from 2.50% to 4.25% above the applicable LIBOR rate or, at the Company’s option, from 1.25% to 3.00% above the applicable base rate.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement dated as of August 8, 2005 between Ruth’s Chris Steak House, Inc. and Banc of America Securities LLC, Wachovia Capital Markets, LLC, Goldman, Sachs & Co., RBC Capital Markets Corporation, CIBC World Markets Corp., SG Cowen & Co., LLC and Piper Jaffray & Co., as representatives of the underwriters set forth in Schedule A thereto (incorporated by reference to Exhibit 1.1 of Ruth’s Chris Steak House, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-124285), as amended, which became effective on August 8, 2005 (the “Registration Statement”)).

3.1	Amended and Restated Certificate of Incorporation of Ruth’s Chris Steak House, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement, as filed on August 3, 2005).

3.2	Restated By-Laws of Ruth’s Chris Steak House, Inc. (incorporated by reference to Exhibit 3.2 of the Registration Statement, as filed on July 12, 2005).

4.1	Form of Certificate of Common Stock of Ruth’s Chris Steak House, Inc. (incorporated by reference to Exhibit 4.1 of the Registration Statement, as filed on August 3, 2005).

10.1	Transaction and Merger Agreement, dated as of July 16, 1999, among the Registrant, RUF Merger Corp., Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P. and Special Advisors Fund I, LLC (incorporated by reference to Exhibit 10.1 of the Registration Statement, as filed on April 25, 2005).

10.2	License Agreement, dated as of July 16, 1999, between Ruth U. Fertel and the Registrant (incorporated by reference to Exhibit 10.4 of the Registration Statement, as filed on April 25, 2005).

10.3	2005 Long-Term Equity Incentive Plan, as amended (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement, as filed on April 7, 2008). *

10.4	2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.14 of the Registration Statement, as filed on April 25, 2005). *

10.5	Amendment No. 1 to the 2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.15 of the Registration Statement, as filed on June 7, 2005). *

10.6	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.16 of the Registration Statement, as filed on April 25, 2005). *

10.7	2000 Stock Option Plan (incorporated by reference to Exhibit 10.17 of the Registration Statement, as filed on April 25, 2005). *

10.8	Form of Stock Option Agreement under 2000 Stock Option Plan (incorporated by reference to Exhibit 10.18 of the Registration Statement, as filed on April 25, 2005). *

10.9	Form of Stock Option Agreement under 2005 Long Term Equity Incentive Plan (incorporated by reference to Exhibit 10.22 of the Registration Statement, as filed on August 8, 2005). *

10.10	Amended and Restated Management Bonus Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on August 7, 2006). *

10.11	Deferred Compensation Plan of the Company (incorporated by reference to Exhibits 10.1 and 10.2 of the Current Report on Form 8-K filed by the Company on November 2, 2005). *

10.12	Deferred Compensation Plan of RCSH Management, Inc. (incorporated by reference to Exhibits 10.1 and 10.3 of the Current Report on Form 8-K filed by the Company on November 2, 2005). *

E-1

Exhibit	Description
10.13	Shareholders Agreement between the Registrant, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., Special Advisors Fund I, LLC, First Union Investors, Inc., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore and each of the stockholders of the Registrant identified as Investors therein (incorporated by reference to Exhibit 10.2 of the Registration Statement, as filed on April 25, 2005).

10.14	Registration Agreement between the Registrant, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P. and Special Advisors Fund I, LLC, First Union Investors, Inc., GS Mezzanine Partners, L.P., GS Mezzanine Partners Offshore, and each of the stockholders of the registrant identified as Investors therein (incorporated by reference to Exhibit 10.3 of the Registration Statement, as filed on April 25, 2005).

10.15	Asset Purchase Agreement, dated as of April 24, 2006, by and among Ruth’s Chris Steak House, Inc., Thomas J. Moran, Jr., individually, and Prime Steak—Chicago, Inc., Prime Steak—Troy, LLC, Prime Steak—Jacksonville, LLC, Prime Steak—Northbrook, LLC, Prime Steak—Ponte Vedra, LLC, Prime Steak—Detroit, Inc., T. J. Moran and Associates, Inc., Prime Steak—Memphis, Inc. and Bekmet, Inc. and Capital City Restaurants, Inc., as Intervenor (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by the Company on March 3, 2006).

10.16	Purchase and Sale agreement between Ruth’s Chris Steak House, Inc. and Colonial Realty Limited Partnership dated December 19, 2006 (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by the Company on December 22, 2006).

10.17	Asset Purchase Agreement, dated as of April 16, 2007, by and among Ruth’s Chris Steak House, Inc., Steven Queyrouze, RCSH Bellevue, L.L.C., a Washington limited liability company, and Anne Queyrouze (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by the Company on May 9, 2007).

10.18	Asset Purchase Agreement, dated as of April 16, 2007, by and among Ruth’s Chris Steak House, Inc., Steven Queyrouze, Bayou Investors Limited Liability Company, a Washington limited liability company and Anne Queyrouze (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by the Company on May 9, 2007).

10.19	Asset Purchase Agreement, dated as of April 16, 2007, by and among Ruth’s Chris Steak House, Inc., Steven Queyrouze, New N.O. Crescent City Investors, L.L.C., a Washington limited liability company, and Anne Queyrouze (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by the Company on May 9, 2007).

10.20	Terms of Employment/Letter of Understanding and Salary Continuation Agreement between the Company and Robert M. Vincent (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on March 21, 2008). *

10.21	Letter Agreement dated February 15, 2008 for Amendments to the Asset Purchase Agreement, dated as of November 6, 2008, between Ruth’s Chris Steak House Inc. and Cameron Mitchell Restaurants, LLC, with M. Cameron Mitchell and 1245 Properties, LLC as interveners (incorporated by reference to the Form 8-K filed on May 6, 2008).

10.22	Separation Agreement dated May 23, 2008 by and among Ruth’s Chris Steak House, Inc. and Craig S. Miller (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on May 30, 2008).

10.23	Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated August 1, 2008 between the Company and Robert M. Vincent (incorporated by reference to the Form 8-K filed on August 5, 2008). *

E-2

Exhibit	Description
10.24	Multi-Site Sale Leaseback Purchase Agreement dated as of the 1st day of August, 2008 the Company, RCSH Operations, LLC, a Louisiana limited liability company, RCSH Operations, Inc., a California corporation and RHG Kingfish, LLC, a Florida limited liability company , and Soveriegn Investment Company, a California corporation (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 5, 2008).

10.25	Separation Agreement and General Release dated December 31, 2008 by and among the Company and Thomas E. O’Keefe (incorporated by reference to the Form 8-K filed on December 31, 2008).

10.26	Asset Purchase Agreement, dated as of November 6, 2008, between Ruth’s Chris Steak House Inc. and Cameron Mitchell Restaurants, LLC, with M. Cameron Mitchell and 1245 Properties, LLC as interveners (incorporated by reference from the Form 10-K filed with the SEC on March 13, 2009).

10.27	Amended and Restated Credit Agreement, dated as of February 19, 2008 by and among the Registrant, as Borrower, the Lenders listed therein, as Lenders, Wells Fargo Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Documentation Agents (incorporated by reference from the Form 10-K filed with the SEC on March 13, 2009).

10.28	First Amendment dated February 26, 2009 to the First Amended and Restated Credit Agreement dated February 19, 2008 with the financial institutions from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and the guarantors listed on the signature pages thereto.**

21.1	Subsidiaries. **

23.1	Consent of KPMG LLP **

31.1	Rule 13a—14(a) Certification of Ruth’s Chris Steak House, Inc.’s Chief Executive Officer **

31.2	Rule 13a—14(a) Certification of Ruth’s Chris Steak House, Inc.’s Chief Financial Officer **

32.1	Section 1350 Certification of Ruth’s Chris Steak House, Inc.’s Chief Executive Officer **

32.2	Section 1350 Certification of Ruth’s Chris Steak House, Inc.’s Chief Financial Officer **

*	Management contract or compensatory plan or arrangement required to be filed and an exhibit pursuant to Item 15 of Form 10-K.

**	Filed or furnished herewith.

E-3