Form 10-Q
period 2009-03-29
Ruths Hospitality Group, Inc.
filed 2009-05-08
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of May 8, 2009 was 24,186,964.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share and per share data)

	December 28, 2008	March 29, 2009
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,876	$3,723
Accounts receivable, less allowance for doubtful accounts 2008 - $597; 2009 - $598 (unaudited)	13,367	11,663
Inventory	8,630	7,240
Assets held for sale	10,500	10,688
Prepaid expenses and other	3,426	3,712
Deferred income taxes	1,809	1,696

Total current assets	41,608	38,722
Property and equipment, net of accumulated depreciation 2008 - $66,204; 2009 - $70,098 (unaudited)	130,380	125,918
Goodwill	24,320	24,320
Franchise rights	37,323	37,323
Trademarks	13,918	13,918
Other intangibles, net of accumulated amortization 2008 - $753; 2009 - $883 (unaudited)	8,472	8,342
Deferred income taxes	34,700	35,356
Other assets	2,798	4,348

Total assets	$293,519	$288,247

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,079	$11,341
Accrued payroll	9,524	9,383
Accrued expenses	7,784	6,330
Deferred revenue	29,421	24,285
Accrued restructuring	6,433	5,639
Other current liabilities	3,965	3,794

Total current liabilities	67,206	60,772
Long-term debt	160,250	157,250
Deferred rent	21,047	21,307
Other liabilities	7,873	7,455

Total liabilities	256,376	246,784

Shareholders’ equity (deficit):
Common stock, par value $.01 per share; 100,000,000 shares authorized, 23,452,986 shares issued and outstanding at December 28, 2008; 23,551,014 shares issued and outstanding at March 29, 2009	235	235
Additional paid-in capital	171,388	171,963
Accumulated deficit	(134,480)	(130,735)
Treasury stock, at cost; 71,950 shares at December 28, 2008 and March 29, 2009	—	—
Commitments and contingencies (Note 6)	—	—

Total shareholders’ equity	37,143	41,463

Total liabilities and shareholders’ equity	$293,519	$288,247

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Income - Unaudited

(dollar amounts in thousands, except share and per share data)

	13 Weeks Ending
	March 30, 2008	March 29, 2009
Revenues:
Restaurant sales	$94,956	$94,656
Franchise income	3,327	2,704
Other operating income	300	186

Total revenues	98,583	97,546

Costs and expenses:
Food and beverage costs	30,387	27,678
Restaurant operating expenses	45,534	50,637
Marketing and advertising	2,588	2,506
General and administrative costs	6,919	5,609
Depreciation and amortization expenses	3,547	4,095
Pre-opening costs	349	16
Loss on the disposal of property and equipment, net	—	144

Operating income	9,259	6,861

Other income (expense):
Interest expense, net	(3,208)	(2,285)
Other	332	152

Income from continuing operations before income tax expense	6,383	4,728

Income tax expense	1,851	948

Income from continuing operations	4,532	3,780

Loss on discontinued operations, net of income tax benefit	1	35

Net income	$4,531	$3,745

Basic earnings per share:
Continuing operations	$0.20	$0.16
Discontinued operations	—	—

Basic earnings per share	$0.20	$0.16

Diluted earnings per share:
Continuing operations	$0.19	$0.16
Discontinued operations	—	—

Diluted earnings per share	$0.19	$0.16

Shares used in computing net income per common share:
Basic	23,225,900	23,484,200

Diluted	23,392,282	23,558,433

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Unaudited

(dollar amounts in thousands)

	13 Weeks Ending
	March 30, 2008	March 29, 2009
Cash flows from operating activities:
Net income	$4,531	$3,745
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,547	4,095
Deferred income taxes	(222)	(543)
Non-cash interest expense	45	518
Loss on the disposal of property and equipment, net	—	144
Amortization of below market lease	—	50
Non-cash compensation expense	334	570
Changes in operating assets and liabilities:
Accounts receivable	(969)	1,704
Inventories	912	1,390
Prepaid expenses and other	(920)	(286)
Other assets	322	89
Accounts payable and accrued expenses	7,565	258
Deferred revenue	(3,806)	(5,136)
Deferred rent	1,656	260
Other liabilities	817	(418)

Net cash provided by (used in) operating activities	13,812	6,440

Cash flows from investing activities:
Acquisition of property and equipment	(10,253)	(1,442)
Acquisition of Mitchells	(93,004)	—

Net cash provided by (used in) investing activities	(103,257)	(1,442)

Cash flows from financing activities:
Principal repayments on long-term debt	(18,000)	(3,000)
Proceeds from long-term debt	100,000	—
Income tax benefits credited to equity upon exercise of stock options	59	2
Proceeds from exercise of stock options	11	3
Deferred financing costs	(954)	(2,156)

Net cash provided by (used in) financing activities	81,116	(5,151)

Net increase (decrease) in cash and cash equivalents	(8,329)	(153)

Cash and cash equivalents at beginning of period	12,311	3,876

Cash and cash equivalents at end of period	$3,982	$3,723

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$1,987	$2,092
Income taxes	95	15

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(dollar amounts in thousands, except share and per share data)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (together, the “Company”) as of March 29, 2009 and December 28, 2008 and for the quarters ended March 29, 2009 and March 30, 2008 have been prepared by the Company, pursuant to the rules and regulations of the SEC.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the fiscal quarters ended March 29, 2009 and March 30, 2008 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

The Company operates on a 52 or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended March 29, 2009 and March 30, 2008 each contained 13 weeks and are referred to herein as the first quarter of fiscal 2009 and the first quarter of fiscal 2008, respectively.

Estimates – Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the period to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, franchise rights, trademarks and obligations related to workers’ compensation and medical insurance. Actual results could differ from those estimates.

Reclassifications – Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income. Specifically, certain items in other assets were reclassified to other intangibles.

(2) Acquisition of Mitchell’s Fish Market and Cameron’s Steakhouse

On February 19, 2008, the Company completed the acquisition of all of the operating assets and intellectual property of Mitchell’s Fish Market, operating under the names of Mitchell’s Fish Market and Columbus Fish Market, and Cameron’s Steakhouse, operating under the names of Cameron’s Steakhouse and Mitchell’s Steakhouse from Cameron Mitchell Restaurants, LLC (“CMR”). There are 19 operating Mitchell’s Fish Markets and three operating Cameron’s Steakhouses.

The aggregate purchase price for Mitchell’s Fish Market and Cameron’s Steakhouse was $93.0 million, including capitalized transaction costs. Capitalized transaction costs related to the purchase were $1.0 million and are included in goodwill. The acquisition was funded with cash on hand and borrowings under the Company’s credit facility. The total cost of the acquisition has been allocated to the assets acquired in accordance with SFAS No. 141 Business Combinations. The below table summarizes the allocation of proceeds paid to the seller as well as acquisition costs.

Inventory	$1,073
Property, plant and equipment	40,947
Goodwill (non-amortizable)	22,815
Trademarks (non-amortizable)	25,900
Favorable leases	2,306
Non-compete agreement	1,030
Liquor licenses (non-amortizable)	1,652
Unfavorable leases	(2,686)

Total assets acquired	$93,037

A portion of the acquired lease portfolio represented favorable operating leases, compared with current market conditions, and a portion represented unfavorable operating leases, compared with current market conditions. The fair value of the favorable leases totaled $2.3 million, is recorded in other intangible assets and, after considering renewal periods, has an estimated weighted average life of approximately 17.8 years. The fair value of the unfavorable leases totaled $2.7 million, is recorded in other liabilities and has an estimated weighted average life of approximately 17.3 years. Both the favorable and unfavorable leases are amortized to rent expense on the straight-line basis over the lives of the related leases.

Non-compete covenants of $1.0 million related to the acquisition are also included in other intangibles. These amounts are being amortized over a five year period based on the terms of the asset purchase agreement.

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

(3) Stock-Based Employee Compensation

As of March 29, 2009, the Company has the following share-based compensation plans:

2000 Stock Option Plan

The Company established a stock option plan which allows the Company’s Board of Directors to grant stock options to directors, officers, key employees and other key individuals performing services for the Company. The 2000 Stock Option Plan authorizes grants of options to purchase up to 1,765,981 shares of authorized but unissued common stock. The 2000 Stock Option Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to ten years from date of grant. Under the 2000 Stock Option Plan, there are 183,500 shares of common stock issuable upon exercise of currently outstanding options at March 29, 2009 and 645,401 shares available for future grants. No future grants are expected to be made under the 2000 Stock Option Plan.

2004 Restricted Stock Plan

The Company established a restricted stock plan, which allows the Company’s Board of Directors to facilitate the purchase of restricted stock by directors, officers and other key employees. The 2004 Restricted Stock Plan authorized restricted stock purchases of up to 1,167,487 shares of authorized but unissued common stock. Under the Company’s 2004 Restricted Stock Plan, there are 1,167,487 shares of common stock issued and no shares available for future grants. In relation to the departure of an executive officer during the first quarter of 2007, the Company reacquired 71,950 shares of restricted common stock for the same price per share as paid by the officer during 2004. The shares have been placed in treasury stock with a cost basis equivalent to the purchase price of less than $1.

2005 Long-Term Equity Incentive Plan

In connection with the initial public offering, the Company adopted the 2005 Long-Term Equity Incentive Plan (the “2005 Equity Incentive Plan”), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2005 Equity Incentive Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Effective May 22, 2008, the 2005 Equity Incentive Plan was amended, with stockholder approval, to increase the number of shares authorized for issuance under the plan by 1,500,000 shares to a total of 3,862,500 shares.

During the first quarter of fiscal 2008, the Company issued 1,030,000 shares of restricted shares to certain employees, executive officers and directors. Of these grants, 955,000 shares were issued with a fair market value equal to $7.22, and 75,000 shares were issued with a fair market value equal to $6.32. During the second quarter of fiscal 2008, the Company issued 225,000 shares of restricted shares to certain employees, executive officers and directors. Of these grants, 25,000 shares were issued with a fair market value equal to $6.96, and 200,000 shares were issued with a fair market value equal to $6.50. The restricted share prices were equal to the closing price of the stock on the dates of the grants. One-fifth of the restricted stock grant vests on each of the five anniversary dates following the grant date. Under the 2005 Equity Incentive Plan, as amended, there were 1,941,013 shares of common stock issuable upon exercise of currently outstanding options awards at March 29, 2009, and 1,133,992 shares available for future grants.

Total stock compensation expense recognized for the thirteen weeks ended March 30, 2008 and March 29, 2009 was $334 and $570, respectively.

(4) Long-term Debt

Long-term debt consists of the following:

	December 28, 2008	March 29, 2009
		(unaudited)
Senior Credit Facility:
Revolving credit facility	$160,250	$157,250
Less current maturities	—	—

	$160,250	$157,250

On February 19, 2008, the Company amended and restated its existing credit facility to increase the revolving loan commitment to $250.0 million. The amended and restated credit extended the maturity date of the outstanding principal from March 11, 2010 to February 19, 2013, and changed the maximum Consolidated Leverage Ratio in the financial covenants to 3.50:1.00.

On February 26, 2009, the Company entered into a First Amendment to First Amended and Restated Credit Agreement. The amendment reduced the revolving loan commitment from $250.0 million to $175.0 million, with additional reductions scheduled beginning December 31, 2009 through the final maturity date of February 19, 2013. The revolving loan commitment is scheduled to be reduced to $170.0 million on December 31, 2009. The amendment decreased the Company’s Fixed Charge Coverage Ratio and increased its maximum Leverage Ratio, in each case beginning with the fourth quarter of 2008 and continuing through the second quarter of 2010, after which these two covenants reset to their original levels. The amendment also added two new covenants. The first is a minimum EBITDA test and the second places new restrictions on capital expenditures. The amendment also increased the interest rates applicable to borrowings based on the Company’s actual leverage ratio, ranging from 2.50% to 4.25% above the applicable LIBOR rate or, at the Company’s option, from 1.25% to 3.00% above the applicable base rate. At the time of the amendment, the net deferred costs of $0.4 million related to the Company’s credit agreement were written off.

As of March 29, 2009, the Company had an aggregate of $157.3 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 5.64%. Under the amended revolving loan commitment, the Company had approximately $14.2 million of borrowings available under its revolving credit facility, net of outstanding letters of credit of approximately $3.5 million. The Company is required to maintain certain financial covenants and is also subject to several restrictive covenants under its borrowings. The restrictive covenants include, but are not limited to, covenants that, subject to exceptions: (1) prohibit the Company and its subsidiaries from incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibit the Company and its subsidiaries from creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limit the Company’s ability and its subsidiaries’ ability to enter into joint ventures, acquisitions, and other investments; (4) prohibit the Company and its subsidiaries from directly or indirectly creating or becoming liable with respect to any contingent liabilities; and (5) restrict the Company and its subsidiaries from directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Company’s obligations under the senior credit facility are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. As of March 29, 2009, the Company was in compliance with the covenants under its senior credit facility.

(5) Earnings Per Share

Basic earnings per common share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the applicable period. For the thirteen weeks ended March 30, 2008 and March 29, 2009, options to purchase 1,233,296 and 1,805,013 shares, respectively, of the Company’s common stock at weighted average exercise prices of $18.22 and $9.61 per share, respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ending
	March 30, 2008		March 29, 2009
	(unaudited)
Net Income available to common shareholders	$4,531		$3,745

Shares:
Weighted average number of common shares outstanding - basic	23,225,900		23,484,200
Dilutive stock options	166,382		74,233

Weighted-average number of common shares outstanding - diluted	23,392,282		23,558,433

Basic earnings per common share:
Continuing operations	$0.20	(1)	$0.16
Discontinued operations	—		—

Basic earnings per common share	$0.20		$0.16

Diluted earnings per common share:
Continuing operations	$0.19		$0.16
Discontinued operations	—		—

Diluted earnings per common share	$0.19		$0.16

(1)	For the three months ended March 30, 2008, the Company has corrected the total weighted-average shares outstanding number in order to include only the shares of restricted stock that had vested by the end of the quarter rather than including all vested and unvested shares of restricted stock. This correction increases the previously reported basic earnings per share from $0.19 to $0.20. The correction has no other effect on reported results. The Company believes that the effect of this adjustment is not material to its previously issued condensed consolidated financial statements.

(6) Commitments and Contingencies

The Company is subject to various claims, legal actions and other matters arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

(7) Discontinued Operations

During August 2005, the Company entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) a one-time payment of $0.3 million was made to the landlord for rent, commission on replacement lease and attorneys fees; (2) the existing lease was terminated; (3) the landlord contracted with a third party replacement tenant and (4) the remaining contingent lease term was adjusted from 11 years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, the Company will be required to enter into a new agreement with the landlord for the remaining term. During the third quarter of fiscal 2007, the Company was notified that the replacement tenant was placed in default by the landlord and as a result, the Company resumed lease payments with respect to this property during the third quarter of fiscal 2008. Payments will equal $0.1 million in the aggregate per fiscal quarter through September 2016. The Company will attempt to sublease the property in order to recover some or all of the amounts paid with respect to the lease. At March 29, 2009, the Company maintained a contingent lease liability of $1.0 million related to this property. The Company accounted for its exit costs in accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which required that such costs be expensed in the periods whereby such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying condensed consolidated income statements.

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

Discontinued operations consist of the following:

	13 Weeks Ending
	March 30, 2008	March 29, 2009
	(unaudited)
Income (loss) before income tax	$(2)	$(43)
Income (loss) from operations of discontinued restaurants, net of income tax benefit	(1)	(35)

(8) Income Taxes

The effective income tax rate for the quarter ended March 29, 2009 was 20.0% compared to an effective income tax rate of 29.0% for the quarter ended March 30, 2008. The decrease in the estimated annual effective rate for fiscal 2009 is primarily attributable to an increase in the impact of federal tax credits combined with a decrease in income before income tax.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The implementation of FIN 48 did not result in any changes to the Company’s unrecognized tax benefits for uncertain tax positions. As of December 28, 2008, the Company’s gross unrecognized tax benefits totaled approximately $0.7 million, of which $0.5 million, if recognized, would impact the effective tax rate. As of March 29, 2009, the Company’s gross unrecognized tax benefits totaled approximately $0.7 million, of which $0.5 million, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the unrecognized tax benefits within the next 12 months. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 28, 2008 and March 29, 2009, the Company had accrued approximately $0.1 million and $0.2 million, respectively, for the payment of interest, which is included as a component of the unrecognized tax benefit noted above.

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction, many state jurisdictions and Puerto Rico. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for years before 2007 and is no longer subject to state and local or Puerto Rico income tax examinations by tax authorities for years before 2004.

In the first quarter of fiscal 2009, the Company finalized an audit of its 2004, 2005 and 2006 tax years with the Internal Revenue Service. The audit resulted in a net federal tax refund of $0.4 million and a net increase in the federal tax credits carry-forward of $0.3 million. The impact of the audit was recognized in the fiscal year ended December 28, 2008.

(9) Restructuring

As financial markets experienced great volatility in late 2008, management undertook a corporate restructuring to better support the new strategy of little to moderate company-owned restaurant growth.

The details of the restructuring charges are as follows:

	One-time termination benefits	Lease Obligations	Total restructuring
Accrued restructuring as of December 28, 2008	$1,455	$4,978	$6,433
Payments	(568)	(226)	(794)

Accrued restructuring as of March 29, 2009	$887	$4,752	$5,639

(10) Recent Accounting Pronouncements For Future Application

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”). SFAS 141R provides companies with guidance on how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs incurred as a result of the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS 141R is not permitted. The Company is currently evaluating the impact that SFAS 141R will have on the consolidated financial statements and expects the adoption of this standard will not have a material impact on its consolidated balance sheet, income statements or cash flows.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

(11) Long-Lived Assets Held for Sale

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company classifies long-lived assets to be disposed of, such as property, plant and equipment and purchased intangibles, separately as assets held for sale in the balance sheet. These assets are reported at the lower of the carrying amount or the fair value less costs to sell and are no longer depreciated. As of March 29, 2009, assets held for sale consisted of $10.5 million for the corporate office building located in Heathrow, Florida, and $0.2 million for the company-owned Ruth’s Chris Steak House location in San Juan, Puerto Rico.

During the fourth quarter of fiscal 2008, the Company entered into a purchase and sale agreement for $10.5 million for the corporate office building. Due to declining market conditions, the purchaser was unable to secure financing, and the purchase and sale contract expired. The Company currently intends to sell and lease back the corporate office building.

On February 28, 2009, the company-owned Ruth’s Chris Steak House location in San Juan, Puerto Rico, was closed due to lease term expiration in February 2009. The Company chose not to renew the lease and is currently seeking a franchise partner to acquire the remaining assets, which have an estimated fair value of $0.2 million.

(12) Marketing and Advertising Expense

During the second half of fiscal 2008, the Company introduced value promotions aimed at improving guest traffic. In the first quarter of fiscal 2009, the Company spent $2.5 million, or 2.6% of its revenues, in total advertising expenditures. This amount included value promotions, such as a three-course dinner offering, which were advertised through local and national radio, print media, sports sponsorships and professional meeting events. These advertising costs were expensed as incurred.

(13) Franchise Income

The Company currently has 65 Ruth’s Chris Steak House franchise locations, including 14 international locations. During the first quarter of fiscal 2009, the Company opened two franchise locations, Greenville, South Carolina, and Dubai, United Arab Emirates, and closed one franchise location, Salt Lake City, Utah. No franchise locations were sold or purchased during the first quarter of fiscal 2009. Franchise income includes opening and development fees and income generated from existing franchise locations. The Company records franchise income separately in the condensed consolidated statements of income.

The following is a summary of franchise income:

	13 Weeks Ending
	March 30, 2008	March 29, 2009
	(unaudited)
Franchise activity during the period:
Opened	2	2
Closed	0	1

Franchise income:
Income from existing franchise locations	$3,214	$2,604
Opening and development fee income	113	100

Total franchise income:	$3,327	$2,704

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, our expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result” or other similar words and phrases. Similarly, statements herein that describe our objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by our forward-looking statements. Some of the factors that could cause actual results to differ include: changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on our stock price; our ability to integrate the restaurants acquired in the Mitchell’s acquisition; our ability to realize the anticipated benefits of acquired restaurants; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating our employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by our franchisees; our ability to protect our name and logo and other proprietary information; the impact of litigation; the restrictions imposed by our credit agreement; failure of internal controls over financial reporting; and the portion of voting power controlled by one principal stockholder. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 filed by us, as well as our other filings with the Securities and Exchange Commission (the “SEC”), all of which are available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us”, or “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries. Ruth’s Hospitality Group, Inc. is a Delaware corporation formerly known as Ruth’s Chris Steak House, Inc., and was founded in 1965.

Overview

We are a leading restaurant company focused on the upscale dining segment. As of March 29, 2009, there were 130 Ruth’s Chris Steak House restaurants, of which 65 were company-owned and 65 were franchisee-owned, including 14 international franchisee-owned restaurants in Aruba, Mexico, Hong Kong, Taiwan, Japan, Canada and the United Arab Emirates.

As of March 29, 2009, there were 19 Mitchell’s Fish Market locations operating under the names of Mitchell’s Fish Market and Columbus Fish Market, and three Cameron’s Steakhouses, operating under the names of Cameron’s Steakhouse and Mitchell’s Steakhouse.

The following table summarizes the changes in the number of Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse company-operated and franchised restaurants:

	13 Weeks Ending March 29, 2009
	Company	Franchised	Total
Ruth’s Chris Steak House
Beginning of period	66	64	130
New	—	2	2
Closed	1	1	2

End of period	65	65	130

% of system	50%	50%	100%

	Company	Franchised	Total
Mitchell’s Fish Market
Beginning of period	19	—	19
New	—	—	—
Closed	—	—	—

End of period	19	—	19

% of system	100%	0%	100%

	Company	Franchised	Total
Cameron’s Steakhouse
Beginning of period	3	—	3
New	—	—	—
Closed	—	—	—

End of period	3	—	3

	100%	0%	100%
Consolidated

Total system	87	65	152

% of system	57%	43%	100%

Our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 provides additional information about our business, operations and financial condition.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of total revenues for the periods indicated, except as otherwise noted. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	13 Weeks Ending
	March 30, 2008	March 29, 2009
Revenues:
Restaurant sales	96.3%	97.0%
Franchise income	3.4%	2.8%
Other operating income	0.3%	0.2%

Total revenues	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	32.0%	29.2%
Restaurant operating expenses (percentage of restaurant sales)	48.0%	53.5%
Marketing and advertising	2.6%	2.6%
General and administrative costs	7.0%	5.8%
Depreciation and amortization expenses	3.6%	4.2%
Pre-opening costs	0.4%	—
Loss on the disposal of property and equipment, net	—	0.1%

Operating income	9.4%	7.0%

Other income (expense):
Interest expense	(3.3)%	(2.3)%
Other	0.3%	0.2%

Income from continuing operations before income tax expense	6.4%	4.9%

Income tax expense	1.9%	1.0%

Income from continuing operations	4.5%	3.9%
Discontinued operations, net of income tax benefit	—	—

Net income	4.5%	3.9%

First Quarter Ended March 29, 2009 (13 Weeks) Compared to First Quarter Ended March 30, 2008 (13 Weeks)

Restaurant Sales. Restaurant sales decreased $0.3 million, or 0.3%, to $94.7 million in the first quarter of fiscal 2009 from $95.0 million in the first quarter of fiscal 2008. The Mitchell’s acquisition generated $19.9 million in restaurant sales for us in the first quarter of fiscal 2009, compared to $9.9 million in restaurant sales for us from February 19, 2008, the acquisition closing date, through March 30, 2008. Company-owned comparable restaurant sales for Ruth’s Chris Steak House decreased 18.5%, compared to a 6.9% decrease in 2008. This decrease was primarily due to an entrée reduction of 14.6% and a decrease in average check of 4.5% offset by changes in product mix and pricing of approximately 2.0%.

Franchise Income. Franchise income decreased $0.6 million, or 18.7%, to $2.7 million in the first quarter of fiscal 2009 from $3.3 million in the first quarter of fiscal 2008. The decrease was driven primarily by a decline in blended comparable franchise-owned restaurant sales of 23.0%

Other Operating Income. Other operating income decreased $0.1 million, or 38.0%, to $0.2 million in the first quarter of fiscal 2009 from $0.3 million in the first quarter of fiscal 2008. This decrease was due primarily to additional discounts associated with gift card sales programs.

Food and Beverage Costs. Food and beverage costs decreased $2.7 million, or 8.9%, to $27.7 million in the first quarter of fiscal 2009 from $30.4 million in the first quarter of fiscal 2008. As a percentage of restaurant sales, food and beverage costs decreased to 29.2% in the first quarter of fiscal 2009 from 32.0% in the first quarter of fiscal 2008. This decrease in food and beverage costs as a percentage of restaurant sales was due to favorable beef, produce and dairy costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $5.1 million, or 11.2%, to $50.6 million in the first quarter of fiscal 2009 from $45.5 million in the first quarter of fiscal 2008. Restaurant operating expenses, as a percentage of restaurant sales, increased to 53.5% in the first quarter of fiscal 2009 from 48.0% in the first quarter of fiscal 2008 due to deleveraging from our lower comparable store sales. Deleveraging as it pertains to us occurs when sales decline and a large portion of the associated costs are fixed; therefore the related costs have a larger impact as a percentage of sales.

Marketing and Advertising. Marketing and advertising expenses decreased $0.1 million, or 3.2%, to $2.5 million in the first quarter of fiscal 2009 from $2.6 million in the first quarter of fiscal 2008. As a percentage of total revenues, marketing and advertising remained unchanged at 2.6% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

General and Administrative. General and administrative costs decreased $1.3 million, or 18.9%, to $5.6 million in the first quarter of fiscal 2009 from $6.9 million in the first quarter of fiscal 2008. General and administrative costs as a percentage of total revenues decreased to 5.8% in the first quarter of fiscal 2009 from 7.0% in the first quarter of fiscal 2008. This decrease in general and administrative expenses as a percentage of sales was primarily due to the corporate restructuring in the fourth quarter of 2008.

Depreciation and Amortization. Depreciation and amortization expense costs increased $0.6 million, or 15.4%, to $4.1 million in the first quarter of fiscal 2009 from $3.5 million in the first quarter of fiscal 2008. The increase was due primarily to the addition of new company-owned restaurants, acquired restaurants and remodel investments at our existing company-owned restaurants in 2008, partially offset by the fixed assets that were impaired in the fourth quarter of fiscal 2008.

Pre-opening Costs. Pre-opening costs decreased $0.3 million, or 95.4%, to $0.0 million in the first quarter of fiscal 2009 from $0.3 million in the first quarter of fiscal 2008. This decrease is due to the timing of company-owned restaurant openings. There were no new company-owned restaurant openings in the first quarter of fiscal 2009.

Loss on the disposal of property and equipment, net. Loss on the disposal of property and equipment increased $0.1 million, or 100.0%, to $0.1 million in the first quarter of fiscal 2009 from $0.0 million in the first quarter of fiscal 2008. This increase is due to the closure of the Ruth’s Chris Steak House location in San Juan, Puerto Rico, on February 28, 2009 as the lease term expired in February 2009. We chose not to renew the lease and are currently seeking a franchise partner to acquire the remaining assets, which have an estimated fair value of $0.2 million.

Interest Expense. Interest expense decreased $0.9 million, or 28.8%, to $2.3 million in the first quarter of fiscal 2009 from $3.2 million in the first quarter of fiscal 2008. Interest expense for the quarter included a gain of $0.3 million for a mark-to-market non-cash adjustment relating to interest rate swap agreements. During the first quarter of 2008, we recorded a charge of $1.4 million for a mark-to-market adjustment relating to interest rate swap agreements. At the time of the amendment, the net deferred costs of $0.4 million related to our credit agreement were written off.

Income Tax Expense. Income tax expense decreased $1.0 million, or 48.8%, to $0.9 million in the first quarter of fiscal 2009 from a $1.9 million expense in the first quarter of fiscal 2008. The decrease is due to a decline in the estimated annual effective rate for fiscal 2009 resulting from an increase in the impact of federal tax credits combined with a decrease in income before income tax.

Income from Continuing Operations. Income from continuing operations decreased $0.7 million, or 16.6%, to $3.8 million in the first quarter of fiscal 2009 from $4.5 million in the first quarter of fiscal 2008.

Discontinued Operations, net of Income Tax Benefit. Losses from discontinued operations, net of income tax benefit, increased $34.0 thousand to $35.0 thousand in the first quarter of fiscal 2009 compared to $1.0 thousand in the first quarter of fiscal 2008. These losses relate to our former operations in Cleveland, Ohio and New York, New York.

During August 2005, we entered into an agreement with the Manhattan-UN, New York landlord whereby: (1) we made a one-time payment of $0.3 million to the landlord for rent, commission on replacement lease and attorneys fees; (2) the existing lease was terminated; (3) we allowed the landlord to contract with a third party replacement tenant and (4) adjusted the remaining contingent lease term from eleven years to six years. Under the agreement, after the third anniversary, if the replacement tenant defaults on the new lease anytime during the remaining six years, we will be required to enter into a new agreement with landlord for the remaining term. During the third quarter of fiscal 2007, we were notified that the replacement tenant was placed in default by the landlord and as a result, we resumed lease payments with respect to this property during the third quarter of fiscal 2008. Payments will equal $0.1 million in the aggregate per fiscal quarter through September 2016. We will attempt to sublease the property in order to recover some or all of the amounts paid with respect to the lease. At March 29, 2009, we maintained a contingent lease liability of $1.0 million related to this property. We accounted for our exit costs in accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which required that such costs be expensed in the periods whereby such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying condensed consolidated income statements.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	13 Weeks Ending
	March 30, 2008	March 29, 2009
	(unaudited)
Net cash provided by (used in):
Operating activities	$13,812	$6,440
Investing activities	(103,257)	(1,442)
Financing activities	81,116	(5,151)

Net increase (decrease) in cash and cash equivalents	$(8,329)	$(153)

Our principal source of cash during the first 13 weeks of fiscal 2009 was cash provided by operations. Principal uses of cash during the first 13 weeks of fiscal 2009 included capital expenditures related to existing restaurants and the servicing of debt. We expect that our principal use of cash in the future will be to service debt.

Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily for cash or by credit card and restaurant operations do not require significant inventories or receivables.

Net cash provided by operating activities was $6.4 million in the first 13 weeks of fiscal 2009, compared to $13.8 million provided in the first 13 weeks of fiscal 2008. The decrease in net cash provided by operating activities was due primarily to a decrease in deferred revenue and net income and to changes in working capital.

Net cash used in investing activities was $1.4 million in the first 13 weeks of fiscal 2009, compared to $103.3 million used in the first 13 weeks of fiscal 2008. This decrease was primarily due to the $92.0 million acquisition of Mitchell’s Fish Market and Cameron’s Steakhouse in the first quarter of fiscal 2008.

Net cash used in financing activities was $5.2 million in the first 13 weeks of fiscal 2009, compared to net cash provided by financing activities of $81.1 million in the first 13 weeks of fiscal 2008. This change in cash was primarily due to the servicing of debt in the first quarter of fiscal 2009 compared to additional borrowings of $92.0 million for the Mitchell’s Fish Market and Cameron’s Steakhouse acquisition during the first quarter of fiscal 2008. On February 26, 2009, we amended and restated our existing credit facility in order to maintain compliance with certain financial covenants. See Footnote 4 to our unaudited financial statements included in Part I, Item 1 of this Report.

Capital expenditures, excluding acquisitions, totaled $1.4 million in the first 13 weeks of fiscal 2009, compared to $10.3 million in the first 13 weeks of fiscal 2008. Capital expenditures in the first quarter of fiscal 2009 resulted from $0.6 million in maintenance capital, $0.7 million in remaining investments in restaurant construction and $0.1 million in remodels. We anticipate capital expenditures in fiscal 2009 will total approximately $10.0 million to $12.0 million. We do not expect to open any company-owned restaurants in fiscal 2009.

Off-Balance Sheet Arrangements

As of March 29, 2009, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 includes a summary of the critical accounting policies that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the first 13 weeks of fiscal 2009. We have identified the following as our most critical accounting estimate:

Stock-Based Compensation

We account for stock-based compensation in accordance with the Statement of Financial Accounting Standards (“SFAS”) 123R. Under the provisions of SFAS 123R, share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model and is recognized as an expense ratably over the requisite period. The option pricing models require judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ in the future from that recorded in the current period.

Recent Accounting Pronouncements For Future Application

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS 141(R)”), a replacement of SFAS No. 141, Business Combinations. The provisions of SFAS No. 141(R) establish principles and requirements for how an acquirer recognizes and measures in it financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest acquired and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of a business combination, and applies to business combinations for which the acquisition date is on or after December 15, 2008, and may not be early adopted. We are currently evaluating the impact that SFAS No. 141(R) will have on the consolidated financial statements and expect the adoption of this standard will not have a material impact on our consolidated balance sheet, statements of income or cash flows.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At March 29, 2009, the Company had $157.3 million of variable rate debt of which $50.0 million has been converted to fixed rates through the use of interest rate swaps. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the first quarter of fiscal 2009 of approximately $0.3 million.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 29, 2009. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2009 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ending March 29, 2009, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There are no material changes to the Risk Factors included in the Company’s Form 10-K for the fiscal year ended December 28, 2008. The impact of the circumstances and events described in such Risk Factors could result in significant adverse effects on our financial position, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUTH’S HOSPITALITY GROUP, INC.

By:	/s/ MICHAEL P. O’DONNELL
Michael P. O’Donnell
Director, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ROBERT M. VINCENT
Robert M. Vincent
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 8, 2009