Form 10-K/A
period 2008-12-28
Ruths Hospitality Group, Inc.
filed 2009-06-25
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                          .

Commission File Number 000-51485

RUTH’S HOSPITALITY GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	72-1060618
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 International Parkway, Suite 100 Heathrow, Florida	32746
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (407) 333-7440

Securities Registered Pursuant to Section 12(b) of the Act: Common stock, par value $0.01 per share	The NASDAQ Stock Market LLC
(Title of class)	(Name of exchange on which registered)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment on Form 10-K/A (Amendment No. 1) constitutes Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 28, 2008 filed by Ruth’s Hospitality Group, Inc. (the “Company”) with the Securities and Exchange Commission on March 13, 2009 (the “Annual Report”). This Amendment is being filed for the sole purpose to amend Exhibit 2.1, Exhibit 10.27, and Exhibit 10.28 to include previously omitted schedules and exhibits to these exhibits.

Except as described above, this Amendment does not change any previously reported financial results, modify or update disclosures in the Annual Report, or reflect events occurring after the date of the filing of the Annual Report.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits.

Exhibit	Description

2.1	Asset Purchase Agreement, dated as of November 6, 2007, between Ruth’s Chris Steak House, Inc. and Cameron Mitchell Restaurants, LLC, with M. Cameron Mitchell and 1245 Properties, LLC as interveners. Certain schedules and exhibits to Exhibit 2.1 have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

10.27

First Amended and Restated Credit Agreement, dated as of February 19, 2008, by and among the Registrant, as Borrower, the Lenders listed therein, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wachovia Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, and Banc of America Securities LLC and Wells Fargo Bank, National Association as

Co-Lead Arrangers.

10.28	First Amendment dated as of February 26, 2009 to the First Amended and Restated Credit Agreement dated as of February 19, 2008 with the financial institutions from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and the guarantors listed on the signature pages thereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 25, 2009

RUTH’S HOSPITALITY GROUP, INC.

By:	/S/ ROBERT M. VINCENT
Robert M. Vincent Executive Vice President and Chief Financial Officer

3