Form 10-Q
period 2009-06-28
Ruths Hospitality Group, Inc.
filed 2009-08-05
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

The number of shares outstanding of the registrant’s common stock as of August 5, 2009 was 24,165,111.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share and per share data)

	December 28, 2008	June 28, 2009
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,876	$1,135
Accounts receivable, less allowance for doubtful accounts 2008 - $597; 2009 - $620 (unaudited)	13,367	8,096
Inventory	8,630	6,951
Assets held for sale	10,500	10,600
Prepaid expenses and other	3,426	3,503
Deferred income taxes	1,809	1,343

Total current assets	41,608	31,628
Property and equipment, net of accumulated depreciation 2008 - $66,204; 2009 - $72,157 (unaudited)	130,380	121,692
Goodwill	24,320	24,320
Franchise rights	37,323	37,323
Trademarks	13,918	13,918
Other intangibles, net of accumulated amortization 2008 - $753; 2009 - $1,014 (unaudited)	8,472	8,212
Deferred income taxes	34,700	35,725
Other assets	2,798	4,311

Total assets	$293,519	$277,129

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,079	$8,180
Accrued payroll	9,524	8,830
Accrued expenses	7,784	6,776
Deferred revenue	29,421	20,304
Accrued restructuring	6,433	5,165
Other current liabilities	3,965	5,459

Total current liabilities	67,206	54,714
Long-term debt	160,250	150,000
Deferred rent	21,047	21,127
Other liabilities	7,873	6,899

Total liabilities	256,376	232,740

Shareholders’ equity (deficit):
Common stock, par value $.01 per share; 100,000,000 shares authorized, 23,452,986 shares issued and outstanding at December 28, 2008 23,599,161 shares issued and outstanding at June 28, 2009	235	236
Additional paid-in capital	171,388	172,564
Accumulated deficit	(134,480)	(128,411)
Treasury stock, at cost; 71,950 shares at December 28, 2008 and June 28, 2009	—	—
Commitments and contingencies (Note 6)	—	—

Total shareholders’ equity	37,143	44,389

Total liabilities and shareholders’ equity	$293,519	$277,129

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Income - Unaudited

(dollar amounts in thousands, except share and per share data)

	13 Weeks Ending		26 Weeks Ending
	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009

Revenues:
Restaurant sales	$102,315	$84,019	$196,395	$178,160
Franchise income	2,966	2,453	6,293	5,157
Other operating income	2,359	1,952	2,619	2,136

Total revenues	107,640	88,424	205,307	185,453
Costs and expenses:
Food and beverage costs	31,433	23,490	61,526	51,018
Restaurant operating expenses	51,168	45,646	96,203	95,897
Marketing and advertising	4,790	3,904	7,360	6,396
General and administrative costs	10,010	5,624	16,933	11,234
Depreciation and amortization expenses	4,291	4,150	7,756	8,245
Pre-opening costs	1,007	—	1,356	16
Loss on impairment	—	150	—	286
Loss on the disposal of property and equipment, net	—	925	1	933

Operating income	4,941	4,535	14,172	11,428

Other income (expense):
Interest expense, net	(1,182)	(1,849)	(4,390)	(4,134)
Other	185	267	522	419

Income from continuing operations before income tax expense	3,944	2,953	10,304	7,713

Income tax expense	1,048	354	2,904	1,316

Income from continuing operations	2,896	2,599	7,400	6,397

Loss on discontinued operations, net of income tax benefit	141	275	114	328

Net income	$2,755	$2,324	$7,286	$6,069

Basic earnings per share:
Continuing operations	$0.12	$0.11	$0.32	$0.27
Discontinued operations	—	(0.01)	(0.01)	(0.01)

Basic earnings per share	$0.12	$0.10	$0.31	$0.26

Diluted earnings per share:
Continuing operations	$0.12	$0.11	$0.32	$0.27
Discontinued operations	—	(0.01)	(0.01)	(0.01)

Diluted earnings per share	$0.12	$0.10	$0.31	$0.26

Shares used in computing net income per common share:
Basic	23,285,705	23,571,111	23,255,803	23,527,655

Diluted	23,436,922	23,754,577	23,414,612	23,655,973

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Unaudited

(dollar amounts in thousands)

	26 Weeks Ending
	June 29, 2008	June 28, 2009
Cash flows from operating activities:
Net income	$7,286	$6,069
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,909	8,245
Deferred income taxes	(170)	(559)
Non-cash interest expense	41	720
Loss on the disposal of property and equipment, net	1	933
Loss on impairment	—	286
Amortization of below market lease	—	99
Stock compensation expense	1,674	1,150
Changes in operating assets and liabilities:
Accounts receivable	(1,173)	5,271
Inventories	644	1,679
Prepaid expenses and other	(481)	(77)
Other assets	329	99
Accounts payable and accrued expenses	12,439	(2,071)
Deferred revenue	(7,758)	(9,117)
Deferred rent	2,365	80
Other liabilities	53	(974)

Net cash provided by operating activities	23,159	11,833

Cash flows from investing activities:
Acquisition of property and equipment	(21,883)	(2,799)
Proceeds from sale of property and equipment	—	780
Acquisition of Mitchells	(93,037)	—

Net cash used in investing activities	(114,920)	(2,019)

Cash flows from financing activities:
Principal repayments on long-term debt	(23,000)	(10,250)
Proceeds from long-term debt	106,000	—
Income tax benefits credited to equity upon exercise of stock options	86	15
Proceeds from exercise of stock options	17	12
Deferred financing costs	(954)	(2,332)

Net cash provided by (used in) financing activities	82,149	(12,555)

Net decrease in cash and cash equivalents	(9,612)	(2,741)

Cash and cash equivalents at beginning of period	12,311	3,876

Cash and cash equivalents at end of period	$2,699	$1,135

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$4,078	$4,313
Income taxes	1,170	673

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(dollar amounts in thousands, except share and per share data)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (together, the “Company”) as of June 28, 2009, and December 28, 2008, and for the quarters ended June 28, 2009 and June 29, 2008 have been prepared by the Company, pursuant to the rules and regulations of the SEC.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the fiscal quarters ended June 28, 2009 and June 29, 2008 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

The Company operates on a 52 or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended June 28, 2009 and June 29, 2008 each contained 13 weeks and are referred to herein as the second quarter of fiscal 2009 and the second quarter of fiscal 2008, respectively.

Estimates – Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the period to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, franchise rights, trademarks, obligations related to workers’ compensation and medical insurance, and restructuring accruals. Actual results could differ from those estimates.

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

The aggregate purchase price for Mitchell’s Fish Market and Cameron’s Steakhouse was $93.0 million, including capitalized transaction costs. Capitalized transaction costs related to the purchase were $1.0 million and are included in goodwill. The acquisition was funded with cash on hand and borrowings under the Company’s credit facility. The total cost of the acquisition has been allocated to the assets acquired in accordance with SFAS No. 141, Business Combinations. The below table summarizes the allocation of proceeds paid to the seller as well as acquisition costs.

Inventory	$1,073
Property and equipment	40,947
Goodwill (non-amortizable)	22,815
Trademarks (non-amortizable)	25,900
Favorable leases	2,306
Non-compete agreement	1,030
Liquor licenses (non-amortizable)	1,652
Unfavorable leases	(2,686)

Total assets acquired	$93,037

A portion of the acquired lease portfolio represented favorable operating leases, compared with current market conditions, and a portion represented unfavorable operating leases, compared with current market conditions. The fair value of the favorable leases totaling $2.3 million, is recorded in other intangible assets and, after considering renewal periods, has an estimated weighted average life of approximately 17.8 years. The fair value of the unfavorable leases totaling $2.7 million, is recorded in other liabilities and has an estimated weighted average life of approximately 17.3 years. Both the favorable and unfavorable leases are amortized to rent expense on the straight-line basis over the terms of the related leases.

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

(3) Stock-Based Employee Compensation

As of June 28, 2009, the Company had the following share-based compensation plans:

2000 Stock Option Plan

The Company established a stock option plan which allows the Company’s Board of Directors to grant stock options to directors, officers, key employees and other key individuals performing services for the Company. The 2000 Stock Option Plan authorizes grants of options to purchase up to 1,765,981 shares of authorized but unissued common stock. The 2000 Stock Option Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to ten years from date of grant. Under the 2000 Stock Option Plan, there are 163,523 shares of common stock issuable upon exercise of currently outstanding options at June 28, 2009 and 647,231 shares available for future grants. No future grants are expected to be made under the 2000 Stock Option Plan.

2004 Restricted Stock Plan

The Company established a restricted stock plan, which allows the Company’s Board of Directors to facilitate the purchase of restricted stock by directors, officers and other key employees. The 2004 Restricted Stock Plan authorized restricted stock purchases of up to 1,167,487 shares of authorized but unissued common stock. Under the Company’s 2004 Restricted Stock Plan, there are 1,167,487 shares of common stock issued and no shares available for future grants. In relation to the departure of an executive officer during the second quarter of 2007, the Company reacquired 71,950 shares of restricted common stock for the same price per share as paid by the officer during 2004. The shares have been placed in treasury stock with a cost basis equivalent to the purchase price of less than $1.

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

Under the 2005 Equity Incentive Plan, as amended, there were 2,408,228 shares of common stock issuable upon exercise of currently outstanding options and restricted stock awards at June 28, 2009, and 1,150,777 shares available for future grants. Total stock compensation expense recognized for the twenty-six weeks ended June 29, 2008 and June 28, 2009 was $1,674 and $1,150, respectively.

(4) Long-term Debt

Long-term debt consists of the following:

	December 28, 2008	June 28, 2009
		(unaudited)
Senior Credit Facility:
Revolving credit facility	$160,250	$150,000
Less current maturities	—	—

	$160,250	$150,000

On February 19, 2008, the Company amended and restated its existing credit facility to increase the revolving loan commitment to $250.0 million. The amended and restated credit extended the maturity date of the outstanding principal from March 11, 2010 to February 19, 2013, and changed the maximum Consolidated Leverage Ratio in the financial covenants to 3.50:1.00.

On February 26, 2009, the Company entered into a First Amendment to First Amended and Restated Credit Agreement. The amendment reduced the revolving loan commitment from $250.0 million to $175.0 million, with additional reductions scheduled beginning December 31, 2009 through the final maturity date of February 19, 2013. The revolving loan commitment is scheduled to be reduced to $170.0 million on December 31, 2009. The amendment decreased the Company’s Fixed Charge Coverage Ratio and increased its maximum Leverage Ratio, in each case beginning with the fourth quarter of 2008 and continuing through the second quarter of 2010, after which these two covenants reset to their original levels. The amendment also added two new covenants. The first is a minimum EBITDA test and the second places new restrictions on capital expenditures. The amendment also increased the interest rates applicable to borrowings based on the Company’s actual leverage ratio, ranging from 2.50% to 4.25% above the applicable LIBOR rate or, at the Company’s option, from 1.25% to 3.00% above the applicable base rate. At the time of the amendment, net deferred costs of $0.4 million related to the Company’s credit agreement were written off.

As of June 28, 2009, the Company had an aggregate of $150.0 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 4.34%. Under the amended revolving loan commitment, the Company had approximately $21.5 million of borrowings available under its revolving credit facility, net of outstanding letters of credit of approximately $3.5 million. The Company is required to maintain certain financial covenants and is also subject to several restrictive covenants under its borrowings. The restrictive covenants include, but are not limited to, covenants that, subject to exceptions: (1) prohibit the Company and its subsidiaries from incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibit the Company and its subsidiaries from creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limit the Company’s ability and its subsidiaries’ ability to enter into joint ventures, acquisitions, and other investments; (4) prohibit the Company and its subsidiaries from directly or indirectly creating or becoming liable with respect to any contingent liabilities; and (5) restrict the Company and its subsidiaries from directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Company’s obligations under the senior credit facility are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. As of June 28, 2009, the Company was in compliance with all covenants under its senior credit facility.

(5) Earnings Per Share

Basic earnings per common share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the applicable period. For the thirteen and twenty-six weeks ended June 28, 2009, options to purchase 1,565,459, and 1,664,363 shares, respectively, of the Company’s common stock at weighted average exercise prices of $10.62 and $10.13 per share, respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ending			26 Weeks Ending
	June 29, 2008		June 28, 2009	June 29, 2008	June 28, 2009
	(unaudited)			(unaudited)
Net Income available to common shareholders	$2,755		$2,324	$7,286	$6,069

Shares:
Weighted average number of common shares outstanding - basic	23,285,705		23,571,111	23,255,803	23,527,655
Dilutive stock options	151,217		183,466	158,809	128,318

Weighted-average number of common shares outstanding - diluted	23,436,922		23,754,577	23,414,612	23,655,973

Basic earnings per common share:
Continuing operations	$0.12	(1)	$0.11	$0.32 (1)	$0.27
Discontinued operations	—		(0.01)	(0.01)	(0.01)

Basic earnings per common share	$0.12		$0.10	$0.31	$0.26

Diluted earnings per common share:
Continuing operations	$0.12		$0.11	$0.32	$0.27
Discontinued operations	—		(0.01)	(0.01)	(0.01)

Diluted earnings per common share	$0.12		$0.10	$0.31	$0.26

(1)	The Company has corrected the total weighted-average shares outstanding number in order to include only the shares of restricted stock that had vested by the end of the quarter rather than including all vested and unvested shares. This correction increases the previously reported basic earnings per share from $0.11 to $0.12 for the thirteen weeks ended June 29, 2008 and from $0.30 to $0.32 for the twenty-six weeks ended June 29, 2008. The Company believes that the correction has no other effect on reported results.

(6) Commitments and Contingencies

The Company is subject to various claims, legal actions and other matters arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

(7) Discontinued Operations

The Company accounts for its closed restaurants in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Therefore, when a restaurant is closed, and the restaurant is either held for sale or abandoned, the restaurant’s operations are eliminated from continuing operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, are reclassified.

During the third quarter of fiscal 2007, the Company was notified that the replacement tenant in the Manhattan-UN, New York, location was placed in default by the landlord and as a result, the Company resumed lease payments with respect to this property during the third quarter of fiscal 2008. Payments will equal $0.6 million in the aggregate per fiscal year through September 2016. The Company will attempt to sublease the property in order to recover some or all of the amounts paid with respect to the lease. At June 28, 2009, the Company maintained a contingent lease liability of $0.8 million related to this property. The Company accounted for its exit costs in accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which required that such costs be expensed in the periods whereby such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying condensed consolidated income statements.

During May 2009, the Company recorded a contingent lease liability of $0.4 million related to its decision to close the Ruth’s Chris Steak House located in Naples, Florida. Lease payments for this location will equal $0.2 million in the aggregate per fiscal year through January 2022. The Company will attempt to sublease the property in order to recover some or all of the amounts paid with respect to the lease. The Company accounted for its exit costs in accordance with SFAS 146. All of the losses incurred with respect to this location are included in discontinued operations in the accompanying condensed consolidated income statements.

Discontinued operations consist of the following:

	13 Weeks Ending		26 Weeks Ending
	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009
	(unaudited)		(unaudited)

Revenues	$478	$199	$1,395	$716

Loss before income tax	(192)	(312)	(158)	(395)
Loss from operations of discontinued restaurants, net of income tax benefit	(141)	(275)	(114)	(328)

(8) Income Taxes

The effective income tax rate for the quarter and twenty-six weeks ended June 28, 2009 was 11.7% and 17.0%, respectively, compared to an effective income tax rate of 26.3% and 28.0% for the quarter and twenty-six weeks ended June 29, 2008. The decrease in the estimated annual effective rate for fiscal 2009 is primarily attributable to an increase in the impact of federal tax credits combined with a decrease in income before income tax. The decrease in the effective income tax rate from 20% for the quarter ended March 29, 2009 to 11.7% for the quarter ended June 28, 2009 is attributable to a decrease in the estimated annual effective rate for fiscal 2009.

The Company accounts for unrecognized tax benefits in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The implementation of FIN 48 did not result in any changes to the Company’s unrecognized tax benefits for uncertain tax positions. As of December 28, 2008 and June 28, 2009, the Company’s gross unrecognized tax benefits totaled approximately $0.7 million, of which $0.5 million, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the unrecognized tax benefits within the next 12 months. The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 28, 2008 and June 28, 2009, the Company had accrued approximately $0.1 million and $0.2 million, respectively, for the payment of interest, which is included as a component of the unrecognized tax benefit noted above.

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

The details of the restructuring charges are as follows:

	One-time termination benefits	Lease Obligations	Total restructuring
Accrued restructuring as of December 28, 2008	$1,455	$4,978	$6,433
Payments	(946)	(322)	(1,268)

Accrued restructuring as of June 28, 2009	$509	$4,656	$5,165

The Company has accrued lease obligations related to certain locations for which a lease was signed and the Company subsequently decided not to build. The accrual of $5.0 million is based on management’s estimate of the most likely outcome of the lease exit negotiations. However, it is at least reasonably possible that factors could change in the near term that would result in a change in estimate.

(10) Significant Accounting Policies

Newly Adopted Accounting Pronouncements

In the second quarter of 2009 we adopted FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”) which require fair value of financial instruments disclosure in interim reporting period, as well as in annual, financial statements. The fair values of accounts receivable and accounts payable approximate their carrying amounts due to their short duration. The disclosure requirements of FSP 107-1 and APB 28-1 are presented in Note 4 “Long-Term Debt.”

In the first quarter of 2009 we adopted FASB Staff Position 157-2 which had deferred the effective date of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), as it applies to nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, until fiscal years and interim periods beginning after November 15, 2008. The deferral provided by FSP 157-2 applied to our measurement of property and equipment, goodwill, trademarks and franchise rights at fair value made in connection with periodic impairment assessments. Our adoption of SFAS 157 in the first quarter of fiscal year 2009, as it relates to our impairment assessment of long-lived and intangible assets, has not had a material impact on our consolidated financial statements.

Recent Accounting Pronouncements For Future Application

In December 2007, the FASB issued SFAS No.141R, Business Combinations (“SFAS 141R”). SFAS 141R provides companies with guidance on how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs incurred as a result of the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS 141R is not permitted. The Company is currently evaluating the impact that SFAS 141R will have on the consolidated financial statements and expects the adoption of this standard will not have a material impact on its consolidated balance sheet, income statements or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is currently evaluating the impact that SFAS 165 will have on the consolidated financial statements and expects the adoption of this standard will not have a material impact on its consolidated balance sheet, income statements or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 166 will require more information about transfers of financial assets, eliminates the qualifying special purpose entity (QSPE) concept, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. In addition, SFAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity. SFAS 166 and SFAS 167 are effective for annual reporting periods that begin after November 15, 2009. The Company is currently evaluating the impact that SFAS 166 and SFAS 167 will have on the consolidated financial statements and expects the adoption of these standards will not have a material impact on its consolidated balance sheet, income statements or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification TM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact that SFAS 168 will have on the consolidated financial statements and expects the adoption of this standard will not have a material impact on its consolidated balance sheet, income statements or cash flows.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

(11) Long-Lived Assets Held for Sale

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company classifies long-lived assets to be disposed of, such as property, plant and equipment and purchased intangibles, separately as assets held for sale in the balance sheet. These assets are reported at the lower of the carrying amount or the fair value less costs to sell and are no longer depreciated. As of June 28, 2009, assets held for sale consisted of $10.5 million for the corporate office building located in Heathrow, Florida, and $0.1 million for the company-owned Ruth’s Chris Steak House location in San Juan, Puerto Rico.

During the fourth quarter of fiscal 2008, the Company entered into a purchase and sale agreement for $10.5 million for the corporate office building. Due to declining market conditions, the purchaser was unable to secure financing, and the purchase and sale contract expired. The Company currently intends to sell the corporate office building within the next twelve months.

On February 28, 2009, the company-owned Ruth’s Chris Steak House location in San Juan, Puerto Rico, was closed due to lease term expiration in February 2009. The Company elected not to renew the lease and is currently seeking a franchise partner to acquire the remaining assets, which have an estimated fair value of $0.1 million.

(12) Marketing and Advertising Expense

During the second half of fiscal 2008, the Company introduced value promotions aimed at improving guest traffic. Of the $3.9 million in marketing and advertising expense in the second quarter of fiscal 2009, the Company spent $2.2 million, or 2.5% of its revenues, in total advertising expenditures. This amount included value promotions, such as a three-course dinner offering, which were advertised through local and national radio, print media, sports sponsorships and professional meeting events. These advertising costs were expensed as incurred.

(13) Franchise Income

The Company currently has 64 Ruth’s Chris Steak House franchise locations, including 14 international locations. During the second quarter of fiscal 2009, the Company closed one franchise location, Denver, Colorado. No franchise locations were opened, sold or purchased during the second quarter of fiscal 2009. Franchise income includes opening and development fees and income generated from existing franchise locations. The Company records franchise income separately in the condensed consolidated statements of income.

The following is a summary of franchise income:

	13 Weeks Ending		26 Weeks Ending
	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009
	(unaudited)		(unaudited)

Franchise activity during the period:
Opened	1	0	3	2
Closed	0	1	0	2

Franchise income:
Income from existing franchise locations	$2,966	$2,428	$6,180	$5,032
Opening and development fee income	—	25	113	125

Total franchise income:	$2,966	$2,453	$6,293	$5,157

(14) Fair Value Measurements

Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No.157 also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels of inputs to the valuation methodology are:

•	Level 1 – quoted prices (unadjusted) for an identical asset or liability in an active market.

•

Level 2 – quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

•	Level 3 – unobservable and significant to the fair value measurement of the asset or liability.

The Company’s liability measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No.157 at June 28, 2009 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of June 28, 2009

Interest rate swap liability	$—	$1,415	$—	$1,415

We believe the carrying amount of our revolving credit facility approximates its fair value because interest rates are adjusted regularly to reflect current market rates.

The following table presents the fair values for those assets and liabilities measured on a non-recurring basis and remaining on our Condensed Consolidated Balance Sheet as of June 28, 2009 and the losses recognized from all such measurements during the quarter and year to date ended June 28, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of June 28, 2009	Total losses
					Quarter	Year to date
Long-lived assets held for sale	$—	$10,600	$—	$10,600	$(150)	$(300)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading restaurant company focused on the upscale dining segment. As of June 28, 2009, there were 128 Ruth’s Chris Steak House restaurants, of which 64 were company-owned and 64 were franchisee-owned, including 14 international franchisee-owned restaurants in Aruba, Mexico, Hong Kong, Taiwan, Japan, Canada and the United Arab Emirates.

As of June 28, 2009, there were 19 Mitchell’s Fish Market locations operating under the names of Mitchell’s Fish Market and Columbus Fish Market, and three Cameron’s Steakhouses operating under the names of Cameron’s Steakhouse and Mitchell’s Steakhouse.

The following table summarizes the changes in the number of Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse company-operated and franchised restaurants during the first half of fiscal 2009:

	13 Weeks Ending June 28, 2009			26 Weeks Ending June 28, 2009
	Company	Franchised	Total	Company	Franchised	Total
Ruth’s Chris Steak House
Beginning of period	65	65	130	66	64	130
New	—	—	—	—	2	2
Closed	1	1	2	2	2	4

End of period	64	64	128	64	64	128

% of system	50%	50%	100%	50%	50%	100%

	Company	Franchised	Total	Company	Franchised	Total
Mitchell’s Fish Market
Beginning of period	19	—	19	19	—	19
New	—	—	—	—	—	—
Closed	—	—	—	—	—	—

End of period	19	—	19	19	—	19

% of system	100%	0%	100%	100%	0%	100%

	Company	Franchised	Total	Company	Franchised	Total
Cameron’s Steakhouse
Beginning of period	3	—	3	3	—	3
New	—	—	—	—	—	—
Closed	—	—	—	—	—	—

End of period	3	—	3	3	—	3

	100%	0%	100%	100%	0%	100%

Consolidated

Total system	86	64	150	86	64	150

% of system	57%	43%	100%	57%	43%	100%

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

	13 Weeks Ending		26 Weeks Ending
	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009
Revenues:
Restaurant sales	95.1%	95.0%	95.7%	96.1%
Franchise income	2.7%	2.8%	3.0%	2.8%
Other operating income	2.2%	2.2%	1.3%	1.1%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	30.7%	28.0%	31.3%	28.6%
Restaurant operating expenses (percentage of restaurant sales)	50.0%	54.3%	49.0%	53.8%
Marketing and advertising	4.5%	4.4%	3.6%	3.4%
General and administrative costs	9.3%	6.4%	8.2%	6.1%
Depreciation and amortization expenses	4.0%	4.7%	3.8%	4.4%
Pre-opening costs	0.9%	—	0.7%	—
Loss on impairment	—	0.2%	—	0.2%
Loss on the disposal of property and equipment, net	—	1.0%	—	0.5%

Operating income	4.6%	5.1%	6.9%	6.2%

Other income (expense):
Interest expense, net	(1.1)%	(2.1)%	(2.1)%	(2.2)%
Other	0.2%	0.3%	0.3%	0.2%

Income from continuing operations before income tax expense	3.7%	3.3%	5.1%	4.2%

Income tax expense	1.0%	0.4%	1.4%	0.7%

Income from continuing operations	2.7%	2.9%	3.7%	3.5%
Discontinued operations, net of income tax benefit	0.1%	0.3%	0.1%	0.2%

Net income	2.6%	2.6%	3.6%	3.3%

Second quarter Ended June 28, 2009 (13 Weeks) Compared to Second quarter Ended June 29, 2008 (13 Weeks)

Restaurant Sales. Restaurant sales decreased $18.3 million, or 17.9%, to $84.0 million in the second quarter of fiscal 2009 from $102.3 million in the second quarter of fiscal 2008. Company-owned comparable restaurant sales for Ruth’s Chris Steak House decreased 23.4%, compared to a 7.1% decrease in 2008. This decrease was primarily due to an entrée reduction of 18.1% and a decrease in average check of 6.5%. Company-owned comparable restaurant sales for Mitchell’s Fish Market decreased 9.8%. This decrease was primarily due to an entrée reduction of 6.5% and a decrease in average check of 3.5%.

Franchise Income. Franchise income decreased $0.5 million, or 16.7%, to $2.5 million in the second quarter of fiscal 2009 from $3.0 million in the second quarter of fiscal 2008. The decrease was driven primarily by a decline in blended comparable franchise-owned restaurant sales of 24.4%

Other Operating Income. Other operating income decreased $0.4 million, or 16.7%, to $2.0 million in the second quarter of fiscal 2009 from $2.4 million in the second quarter of fiscal 2008. This decrease was due primarily to additional sales incentives associated with gift card sales programs.

Food and Beverage Costs. Food and beverage costs decreased $7.9 million, or 25.2%, to $23.5 million in the second quarter of fiscal 2009 from $31.4 million in the second quarter of fiscal 2008. As a percentage of restaurant sales, food and beverage costs decreased to 28.0% in the second quarter of fiscal 2009 from 30.7% in the second quarter of fiscal 2008. This decrease in food and beverage costs as a percentage of restaurant sales was primarily due to favorable beef costs.

Restaurant Operating Expenses. Restaurant operating expenses decreased $5.6 million, or 10.9%, to $45.6 million in the second quarter of fiscal 2009 from $51.2 million in the second quarter of fiscal 2008. Restaurant operating expenses, as a percentage of restaurant sales, increased to 54.3% in the second quarter of fiscal 2009 from 50.0% in the second quarter of fiscal 2008 due to deleveraging from our lower comparable store sales. Deleveraging, as it pertains to us, occurs when sales decline and a large portion of the associated costs are fixed; therefore the related costs have a larger impact as a percentage of sales.

Marketing and Advertising. Marketing and advertising expenses decreased $0.9 million, or 18.8%, to $3.9 million in the second quarter of fiscal 2009 from $4.8 million in the second quarter of fiscal 2008. As a percentage of total revenues, marketing and advertising decreased to 4.4% in the second quarter of fiscal 2009 from 4.5% in the second quarter of fiscal 2008.

General and Administrative. General and administrative costs decreased $4.4 million, or 44.0%, to $5.6 million in the second quarter of fiscal 2009 from $10.0 million in the second quarter of fiscal 2008. General and administrative costs as a percentage of total revenues decreased to 6.4% in the second quarter of fiscal 2009 from 9.3% in the second quarter of fiscal 2008. This decrease in general and administrative expenses as a percentage of sales was primarily due to the corporate restructuring in the fourth quarter of 2008. In the second quarter of fiscal 2008, we recorded $1.4 million of expense associated with the departure of the Company’s Chief Executive Officer.

Depreciation and Amortization. Depreciation and amortization expense costs decreased $0.1 million, or 2.3%, to $4.2 million in the second quarter of fiscal 2009 from $4.3 million in the second quarter of fiscal 2008. The decrease was due primarily to the fixed assets that were impaired in the fourth quarter of fiscal 2008.

Pre-opening Costs. Pre-opening costs were $0.0 million in the second quarter of fiscal 2009 due to the timing of company-owned restaurant openings. There were no new company-owned restaurant openings in the second quarter of fiscal 2009. The Company opened two new company-owned restaurants in the second quarter of fiscal 2008.

Loss on impairment. Loss on impairment was $0.2 million in the second quarter of fiscal 2009 due to impairment charges related to the closure of the Ruth’s Chris Steak House location in San Juan, Puerto Rico, on February 28, 2009, due to an expired lease term in February 2009. We elected not to renew the lease and are currently seeking a franchise partner to acquire the remaining assets, which have an estimated fair value of $0.1 million.

Loss on the disposal of property and equipment, net. Loss on the disposal of property and equipment was $0.9 million in the second quarter of fiscal 2009 due to the loss on the sale of our former home office land and building in Metairie, Louisiana.

Interest Expense. Interest expense increased $0.6 million, or 50.0%, to $1.8 million in the second quarter of fiscal 2009 from $1.2 million in the second quarter of fiscal 2008. Interest expense for the quarter included a gain of $0.4 million for a mark-to-market non-cash adjustment relating to interest rate swap agreements. During the second quarter of 2008, we recorded a gain of $1.2 million for a mark-to-market adjustment relating to interest rate swap agreements.

Income Tax Expense. Income tax expense decreased $0.6 million, or 60.0%, to $0.4 million in the second quarter of fiscal 2009 from a $1.0 million expense in the second quarter of fiscal 2008. The decrease is due to a decline in the estimated annual effective rate for fiscal 2009 resulting from an increase in the impact of federal tax credits combined with a decrease in income before income tax.

Income from Continuing Operations. Income from continuing operations decreased $0.3 million, or 10.3%, to $2.6 million in the second quarter of fiscal 2009 from $2.9 million in the second quarter of fiscal 2008.

Discontinued Operations, net of Income Tax Benefit. Losses from discontinued operations, net of income tax benefit, increased $0.2 million to $0.3 million in the second quarter of fiscal 2009 compared to $0.1 million in the second quarter of fiscal 2008. These losses relate to our former operations in New York, New York, and Naples, Florida.

During the third quarter of fiscal 2007, the Company was notified that the replacement tenant in the Manhattan-UN, New York, location was placed in default by the landlord and as a result, the Company resumed lease payments with respect to this property during the third quarter of fiscal 2008. Payments will equal $0.6 million in the aggregate per fiscal year through September 2016. The Company will attempt to sublease the property in order to recover some or all of the amounts paid with respect to the lease. At June 28, 2009, the Company maintained a contingent lease liability of $0.8 million related to this property. The Company accounted for its exit costs in accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which required that such costs be expensed in the periods whereby such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying condensed consolidated income statements.

During May 2009, the Company recorded a contingent lease liability of $0.4 million related to its decision to close the Ruth’s Chris Steak House located in Naples, Florida. Lease payments for this location will equal $0.2 million in the aggregate per fiscal year through January 2027. The Company will attempt to sublease the property in order to recover some or all of the amounts paid with respect to the lease. The Company accounted for its exit costs in accordance with SFAS 146. All of the losses incurred with respect to this location are included in discontinued operations in the accompanying condensed consolidated income statements.

Twenty-Six Weeks Ended June 28, 2009 Compared to Twenty-Six Weeks Ended June 29, 2008

Restaurant Sales. Restaurant sales decreased $18.2 million, or 9.3%, to $178.2 million in the first twenty-six weeks of fiscal 2009 from $196.4 million in the first twenty-six weeks of fiscal 2008. The Mitchell’s acquisition generated $39.7 million in restaurant sales during the first twenty-six weeks of fiscal 2009, compared to $33.1 million in restaurant sales from February 19, 2008, the acquisition closing date, through June 29, 2008. Company-owned comparable restaurant sales for Ruth’s Chris Steak House decreased 20.9%, compared to a 7.0% decrease in 2008. This decrease was primarily due to an entrée reduction of 16.4% and a decrease in average check of 5.4% offset by changes in product mix.

Franchise Income. Franchise income decreased $1.1 million, or 17.5%, to $5.2 million in the first twenty-six weeks of fiscal 2009 from $6.3 million in the first twenty-six weeks of fiscal 2008. The decrease was driven primarily by a decline in blended comparable franchise-owned restaurant sales of 23.6%

Other Operating Income. Other operating income decreased $0.5 million, or 19.2%, to $2.1 million in the first twenty-six weeks of fiscal 2009 from $2.6 million in the first twenty-six weeks of fiscal 2008. This decrease was primarily due to additional sales incentives associated with gift card sales programs.

Food and Beverage Costs. Food and beverage costs decreased $10.5 million, or 17.1%, to $51.0 million in the first twenty-six weeks of fiscal 2009 from $61.5 million in the first twenty-six weeks of fiscal 2008. As a percentage of restaurant sales, food and beverage costs decreased to 28.6% in the first twenty-six weeks of fiscal 2009 from 31.3% in the first twenty-six weeks of fiscal 2008. This decrease in food and beverage costs as a percentage of restaurant sales was primarily due to favorable beef costs.

Restaurant Operating Expenses. Restaurant operating expenses decreased $0.3 million, or 0.3%, to $95.9 million in the first twenty-six weeks of fiscal 2009 from $96.2 million in the first twenty-six weeks of fiscal 2008. Restaurant operating expenses, as a percentage of restaurant sales, increased to 53.8% in the first twenty-six weeks of fiscal 2009 from 49.0% in the first twenty-six weeks of fiscal 2008 due to deleveraging from lower comparable store sales.

Marketing and Advertising. Marketing and advertising expenses decreased $1.0 million, or 13.5%, to $6.4 million in the first twenty-six weeks of fiscal 2009 from $7.4 million in the first twenty-six weeks of fiscal 2008. As a percentage of total revenues, marketing and advertising decreased to 3.4% in the first twenty-six weeks of fiscal 2009 from 3.6% in the first twenty-six weeks of fiscal 2008.

General and Administrative. General and administrative costs decreased $5.7 million, or 33.7%, to $11.2 million in the first twenty-six weeks of fiscal 2009 from $16.9 million in the first twenty-six weeks of fiscal 2008. General and administrative costs as a percentage of total revenues decreased to 6.1% in the first twenty-six weeks of fiscal 2009 from 8.2% in the first twenty-six weeks of fiscal 2008. This decrease in general and administrative expenses as a percentage of sales was primarily due to the corporate restructuring in the fourth quarter of fiscal 2008. In the second quarter of fiscal 2008, we recorded $1.4 million of expense associated with the departure of the Company’s Chief Executive Officer.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.4 million, or 5.1%, to $8.2 million in the first twenty-six weeks of fiscal 2009 from $7.8 million in the first twenty-six weeks of fiscal 2008. The increase was due primarily to the addition of new company-owned restaurants and remodel investments at the Company’s existing company-owned restaurants, offset by the fixed assets that were impaired in the fourth quarter of fiscal 2008.

Pre-opening Costs. Pre-opening costs were $0.0 million in the first twenty-six weeks of fiscal 2009 due to the timing of company-owned restaurant openings. There were no new company-owned restaurant openings in the first twenty-six weeks of fiscal 2009. The Company opened two new company-owned restaurants in the first twenty-six weeks of fiscal 2008.

Loss on impairment. Loss on impairment was $0.3 million in the first twenty-six weeks of fiscal 2009 due to impairment charges related to the closure of the Ruth’s Chris Steak House location in San Juan, Puerto Rico, on February 28, 2009, due to an expired lease term in February 2009. We elected not to renew the lease and are currently seeking a franchise partner to acquire the remaining assets, which have an estimated fair value of $0.1 million.

Loss on the disposal of property and equipment, net. Loss on the disposal of property and equipment was $0.9 million in the first twenty-six weeks of fiscal 2009 due to the sale of our former home office land and building in Metairie, Louisiana.

Interest Expense. Interest expense decreased $0.3 million, or 6.8%, to $4.1 million in the first twenty-six weeks of fiscal 2009 from $4.4 million in the first twenty-six weeks of fiscal 2008. During the first twenty-six weeks of fiscal 2009, we recorded a gain of $0.7 million for a mark-to-market non-cash adjustment relating to interest rate swap agreements. During the first twenty-six weeks of fiscal 2008, we recorded a charge of $0.5 million for a mark-to-market adjustment relating to interest rate swap agreements.

Income Tax Expense. Income tax expense decreased $1.6 million, or 55.2%, to $1.3 million in the first twenty-six weeks of fiscal 2009 from a $2.9 million expense in the first twenty-six weeks of fiscal 2008. The decrease is due to a decline in the estimated annual effective rate for fiscal 2009 resulting from an increase in the impact of federal tax credits combined with a decrease in income before income tax.

Income from Continuing Operations. Income from continuing operations decreased $1.0 million, or 13.5%, to $6.4 million in the first twenty-six weeks of fiscal 2009 from $7.4 million in the first twenty-six weeks of fiscal 2008.

Discontinued Operations, net of Income Tax Benefit. Losses from discontinued operations, net of income tax benefit, increased $0.2 million to $0.3 million in the first twenty-six weeks of fiscal 2009 compared to $0.1 million in the first twenty-six weeks of fiscal 2008. These losses relate to our former operations in New York, New York, and Naples, Florida.

During the third quarter of fiscal 2007, the Company was notified that the replacement tenant in the Manhattan-UN, New York, location was placed in default by the landlord and as a result, the Company resumed lease payments with respect to this property during the third quarter of fiscal 2008. Payments will equal $0.6 million in the aggregate per fiscal year through September 2016. The Company will attempt to sublease the property in order to recover some or all of the amounts paid with respect to the lease. At June 28, 2009, the Company maintained a contingent lease liability of $0.8 million related to this property. The Company accounted for its exit costs in accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which required that such costs be expensed in the periods whereby such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying condensed consolidated income statements.

During May 2009, the Company recorded a contingent lease liability of $0.4 million related to its decision to close the Ruth’s Chris Steak House located in Naples, Florida. Lease payments for this location will equal $0.1 million in the aggregate per fiscal quarter through January 2022. The Company will attempt to sublease the property in order to recover some or all of the amounts paid with respect to the lease. The Company accounted for its exit costs in accordance with SFAS 146. All of the losses incurred with respect to this location are included in discontinued operations in the accompanying condensed consolidated income statements.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	26 Weeks Ending
	June 29, 2008	June 28, 2009
	(unaudited)
Net cash provided by (used in):
Operating activities	$23,159	$11,833
Investing activities	(114,920)	(2,019)
Financing activities	82,149	(12,555)

Net decrease in cash and cash equivalents	$(9,612)	$(2,741)

Our principal source of cash during the first twenty-six weeks of fiscal 2009 was cash provided by operations. Principal uses of cash during the first twenty-six weeks of fiscal 2009 included capital expenditures related to existing restaurants and debt service. We expect that our principal use of cash in the future will be to service debt.

Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily for cash or by credit card and restaurant operations do not require significant inventories or receivables.

Net cash provided by operating activities was $11.8 million in the first twenty-six weeks of fiscal 2009 compared to $23.2 million provided in the first twenty-six weeks of fiscal 2008. The decrease in net cash provided by operating activities was due primarily to a decrease in deferred revenue, net income, and changes in working capital.

Net cash used in investing activities was $2.0 million in the first twenty-six weeks of fiscal 2009, compared to $114.9 million used in the first 26 weeks of fiscal 2008. This decrease was primarily due to the $93.0 million acquisition of Mitchell’s Fish Market and Cameron’s Steakhouse in the second quarter of fiscal 2008.

Net cash used in financing activities was $12.6 million in the first twenty-six weeks of fiscal 2009, compared to net cash provided by financing activities of $82.1 million in the first twenty-six weeks of fiscal 2008. This change in cash was primarily due to the reduction of debt in the first and second quarters of fiscal 2009 compared to additional borrowings of $93.0 million for the Mitchell’s Fish Market and Cameron’s Steakhouse acquisition during the second quarter of fiscal 2008. On February 26, 2009, we amended and restated our existing credit facility in order to maintain compliance with certain financial covenants. For specific detail, see Footnote 4 to our unaudited financial statements included in Part I, Item 1 of this report.

Capital expenditures, excluding acquisitions, totaled $2.8 million in the first twenty-six weeks of fiscal 2009, compared to $21.9 million in the first twenty-six weeks of fiscal 2008. Capital expenditures in the first twenty-six weeks of fiscal 2009 resulted from $1.0 million in maintenance capital, $0.8 million in 2008 restaurant construction and $1.0 million in remodels. We anticipate capital expenditures in fiscal 2009 will total approximately $8.0 million to $10.0 million. We do not expect to open any company-owned restaurants in fiscal 2009.

Off-Balance Sheet Arrangements

As of June 28, 2009, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 includes a summary of the critical accounting policies that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the first twenty-six weeks of fiscal 2009. We have identified the following as our most critical accounting estimate:

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

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At June 28, 2009, the Company had $150.0 million of variable rate debt of which $50.0 million has been converted to fixed rates through the use of interest rate swaps. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the second quarter of fiscal 2009 of approximately $0.3 million.

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

Effects of Inflation

Components of the Company’s operations are subject to inflation and include food, beverage, lease and labor costs. The Company’s leases require it to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. The Company believes inflation has not had a material impact on its results of operations in recent years.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 28, 2009. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2009 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ending June 28, 2009, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material changes to the legal proceedings included in the Company’s Form 10-K for the year ended December 28, 2008. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. While litigation is subject to uncertainties and the outcome of litigated matters is not predictable with assurance, the Company is not aware of any legal proceedings pending or threatened against it that it expects to have a material adverse effect on its financial condition or results of operations.

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

On May 21, 2009, the Company held an annual meeting of its stockholders. The annual meeting was held in order to vote on the following matters:

Proposal 1: The board of directors nominated Michael P. O’Donnell, Robin P. Selati, Carla R. Cooper, Bannus B. Hudson and Alan Vituli to stand for election at the annual meeting. Each of the director nominees were elected by a plurality of votes cast by shares entitled to vote at the meeting. Therefore, in accordance with the voting results listed below, all five director nominees were re-elected to serve a one-year term and until their successors have been elected and qualified. The votes on this proposal were cast as follows:

Nominee:	Votes For:	Votes Withheld:

Michael P. O’Donnell	18,919,829	2,517,634

Robin P. Selati	18,724,646	2,712,817

Carla R. Cooper	19,303,432	2,134,031

Bannus B. Hudson	19,392,477	2,044,986

Alan Vituli	19,490,694	1,946,769

There were no broker non-votes since brokers who hold shares for the accounts of their clients had discretionary authority to vote such shares with respect to this proposal.

Proposal 2: The board of directors selected KPMG LLP to serve as the independent registered public accounting firm for the Company in fiscal 2009. The board of directors directed that the appointment of the independent accounting firm be submitted for ratification by the stockholders at the annual meeting. Therefore, in accordance with the voting results listed below, KPMG LLP will serve as the independent registered public accounting firm for the Company in fiscal 2009. The votes on this proposal were cast as follows:

For:	20,988,361
Against:	281,145
Abstain:	167,957

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

Date: August 5, 2009