Form 10-Q
period 2009-09-27
Ruths Hospitality Group, Inc.
filed 2009-11-05
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

The number of shares outstanding of the registrant’s common stock as of November 5, 2009 was 24,172,893.

PART 1 – FINANCIAL INFORMATION

ITEM  1 – FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share and per share data)

	December 28, 2008	September 27, 2009
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,876	$2,648
Accounts receivable, less allowance for doubtful accounts 2008 - $597; 2009 - $396 (unaudited)	13,367	8,148
Inventory	8,630	6,808
Assets held for sale	10,500	10,600
Prepaid expenses and other	3,426	3,172
Deferred income taxes	1,809	1,428

Total current assets	41,608	32,804
Property and equipment, net of accumulated depreciation 2008 - $66,204; 2009 - $76,086 (unaudited)	130,380	118,193
Goodwill	24,320	24,320
Franchise rights	37,323	37,323
Trademarks	13,918	13,918
Other intangibles, net of accumulated amortization 2008 - $753; 2009 - $1,144 (unaudited)	8,472	8,080
Deferred income taxes	34,700	35,261
Other assets	2,798	4,088

Total assets	$293,519	$273,987

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,079	$10,567
Accrued payroll	9,524	7,340
Accrued expenses	7,784	6,510
Deferred revenue	29,421	20,860
Accrued restructuring	6,433	3,538
Other current liabilities	3,965	4,890

Total current liabilities	67,206	53,705
Long-term debt	160,250	148,500
Deferred rent	21,047	21,332
Other liabilities	7,873	6,519

Total liabilities	256,376	230,056

Shareholders’ equity (deficit):
Common stock, par value $.01 per share; 100,000,000 shares authorized, 23,452,986 shares issued and outstanding at December 28, 2008 23,606,943 shares issued and outstanding at September 27, 2009	235	236
Additional paid-in capital	171,388	173,060
Accumulated deficit	(134,480)	(129,365)
Treasury stock, at cost; 71,950 shares at December 28, 2008 and September 27, 2009	—	—
Commitments and contingencies (Note 6)	—	—

Total shareholders’ equity	37,143	43,931

Total liabilities and shareholders’ equity	$293,519	$273,987

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Income - Unaudited

(dollar amounts in thousands, except share and per share data)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009
Revenues:
Restaurant sales	$95,437	$75,592	$291,832	$253,752
Franchise income	3,408	2,367	9,701	7,524
Other operating income	85	(174)	2,704	1,962

Total revenues	98,930	77,785	304,237	263,238
Costs and expenses:
Food and beverage costs	30,384	21,520	91,909	72,538
Restaurant operating expenses	50,931	43,438	147,134	139,335
Marketing and advertising	3,533	1,820	10,893	8,216
General and administrative costs	6,707	5,417	23,640	16,650
Depreciation and amortization expenses	4,525	4,130	12,281	12,375
Pre-opening costs	1,095	—	2,451	16
Loss on impairment	—	—	—	286
Restructuring expenses	—	419	—	419
Loss on the disposal of property and equipment, net	102	87	102	1,020

Operating income	1,653	954	15,827	12,383

Other income (expense):
Interest expense, net	(2,511)	(1,926)	(6,901)	(6,060)
Other	242	(59)	763	359

Income (loss) from continuing operations before income tax expense (benefit)	(616)	(1,031)	9,689	6,682

Income tax expense (benefit)	(348)	(113)	2,555	1,203

Income (loss) from continuing operations	(268)	(918)	7,134	5,479

Loss on discontinued operations, net of income tax benefit	252	36	366	363

Net income (loss)	$(520)	$(954)	$6,768	$5,116

Basic earnings (loss) per share:
Continuing operations	$(0.01)	$(0.04)	$0.31	$0.23
Discontinued operations	(0.01)	—	(0.01)	(0.01)

Basic earnings (loss) per share	$(0.02)	$(0.04)	$0.30	$0.22

Diluted earnings (loss) per share:
Continuing operations	$(0.01)	$(0.04)	$0.30	$0.23
Discontinued operations	(0.01)	—	(0.01)	(0.01)

Diluted earnings (loss) per share	$(0.02)	$(0.04)	$0.29	$0.22

Shares used in computing net income (loss) per common share:
Basic	23,312,679	23,603,180	23,274,761	23,552,830

Diluted	23,312,679	23,603,180	23,425,504	23,711,674

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Unaudited

(dollar amounts in thousands)

	39 Weeks Ended
	September 28, 2008	September 27, 2009
Cash flows from operating activities:
Net income	$6,768	$5,116
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,525	12,375
Deferred income taxes	(904)	(180)
Non-cash interest expense	214	924
Loss on the disposal of property and equipment, net	102	1,020
Loss on impairment	—	286
Amortization of below market lease	—	148
Restructuring	—	419
Stock compensation expense	2,493	1,633
Changes in operating assets and liabilities:
Accounts receivable	(2,539)	5,219
Inventories	869	1,822
Prepaid expenses and other	(724)	254
Other assets	232	119
Accounts payable and accrued expenses	8,973	(4,296)
Deferred revenue	(7,661)	(8,561)
Deferred rent	4,891	365
Other liabilities	(41)	(1,354)

Net cash provided by operating activities	25,198	15,309

Cash flows from investing activities:
Acquisition of property and equipment	(28,863)	(3,274)
Proceeds from sale of property and equipment	—	780
Proceeds from sale-leaseback transactions	17,039	—
Acquisition of Mitchells	(93,037)	—

Net cash used in investing activities	(104,861)	(2,494)

Cash flows from financing activities:
Principal repayments on long-term debt	(43,857)	(13,250)
Proceeds from long-term debt	114,000	1,500
Income tax benefits credited to equity upon exercise of stock options	102	24
Proceeds from exercise of stock options	22	16
Deferred financing costs	(1,197)	(2,333)

Net cash provided by (used in) financing activities	69,070	(14,043)

Net decrease in cash and cash equivalents	(10,593)	(1,228)

Cash and cash equivalents at beginning of period	12,311	3,876

Cash and cash equivalents at end of period	1,718	$2,648

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$6,274	$6,426
Income taxes	1,799	1,106

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(dollar amounts in thousands, except share and per share data)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (together, the “Company”) as of December 28, 2008 and September 27, 2009 and for the quarters and thirty-nine weeks ended September 28, 2008 and September 27, 2009 have been prepared by the Company, pursuant to the rules and regulations of the SEC.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the fiscal quarters and thirty-nine weeks ended September 28, 2008 and September 27, 2009 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

The Company operates on a 52 or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended September 28, 2008 and September 27, 2009 each contained 13 weeks and are referred to herein as the third quarter of fiscal 2008 and the third quarter of fiscal 2009, respectively.

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

The aggregate purchase price for Mitchell’s Fish Market and Cameron’s Steakhouse was $93.0 million, including capitalized transaction costs. Capitalized transaction costs related to the purchase were $1.0 million and are included in goodwill. The acquisition was funded with cash on hand and borrowings under the Company’s credit facility. The total cost of the acquisition has been allocated to the assets acquired in accordance with “Business Combinations,” FASB Accounting Standards Codification Topic 805 (Topic 805). The below table summarizes the allocation of proceeds paid to the seller as well as acquisition costs.

Inventory	$1,073
Property and equipment	40,947
Goodwill (non-amortizable)	22,815
Trademarks (non-amortizable)	25,900
Favorable leases	2,306
Non-compete agreement	1,030
Liquor licenses (non-amortizable)	1,652
Unfavorable leases	(2,686)

Total assets acquired	$93,037

A portion of the acquired lease portfolio represented favorable operating leases, compared with current market conditions, and a portion represented unfavorable operating leases, compared with current market conditions. The fair value of the favorable leases totaling $2.3 million is recorded in other intangible assets and, after considering renewal periods, has an estimated weighted average life of approximately 17.8 years. The fair value of the unfavorable leases totaling $2.7 million is recorded in other liabilities and has an estimated weighted average life of approximately 17.3 years. Both the favorable and unfavorable leases are amortized to rent expense on the straight-line basis over the terms of the related leases.

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

(3) Stock-Based Employee Compensation

As of September 27, 2009, the Company had the following share-based compensation plans:

2000 Stock Option Plan

The Company established a stock option plan which allows the Company’s Board of Directors to grant stock options to directors, officers, key employees and other key individuals performing services for the Company. The 2000 Stock Option Plan authorizes grants of options to purchase up to 1,765,981 shares of authorized but unissued common stock. The 2000 Stock Option Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to ten years from date of grant. Under the 2000 Stock Option Plan, there are 155,741 shares of common stock issuable upon exercise of currently outstanding options at September 27, 2009 and 647,231 shares available for future grants. No future grants are expected to be made under the 2000 Stock Option Plan.

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

Under the 2005 Equity Incentive Plan, as amended, there were 2,462,543 shares of common stock issuable upon exercise of currently outstanding options and restricted stock awards at September 27, 2009, and 1,096,462 shares available for future grants. Total stock compensation expense recognized for the thirty-nine weeks ended September 28, 2008 and September 27, 2009 was $2,493 and $1,633, respectively.

(4) Long-term Debt

Long-term debt consists of the following:

	December 28, 2008	September 27, 2009
		(unaudited)
Senior Credit Facility:
Revolving credit facility	$160,250	$148,500
Less current maturities	—	—

	$160,250	$148,500

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

As of September 27, 2009, the Company had an aggregate of $148.5 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 4.27%. Under the amended revolving loan commitment, the Company had approximately $23.3 million of borrowings available under its revolving credit facility, net of outstanding letters of credit of approximately $3.2 million. The Company is required to maintain certain financial covenants and is also subject to several restrictive covenants under its borrowings. The restrictive covenants include, but are not limited to, covenants that, subject to exceptions: (1) prohibit the Company and its subsidiaries from incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibit the Company and its subsidiaries from creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limit the Company’s ability and its subsidiaries’ ability to enter into joint ventures, acquisitions, and other investments; (4) prohibit the Company and its subsidiaries from directly or indirectly creating or becoming liable with respect to any contingent liabilities; and (5) restrict the Company and its subsidiaries from directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Company’s obligations under the senior credit facility are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. As of September 27, 2009, the Company was in compliance with all covenants under its senior credit facility.

(5) Earnings Per Share

Basic earnings per common share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the applicable period. For the thirteen and thirty-nine weeks ended September 27, 2009, options to purchase 2,563,543 and 2,351,643 shares, respectively, of the Company’s common stock at weighted average exercise prices of $10.63 and $10.56 per share, respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009
	(unaudited)		(unaudited)
Net Income (Loss)	(520)	(954)	$6,768	$5,116

Shares:
Weighted average number of common shares outstanding - basic	23,312,679	23,603,180	23,274,761	23,552,830
Dilutive stock options	0	0	150,743	158,844

Weighted-average number of common shares outstanding - diluted	23,312,679	23,603,180	23,425,504	23,711,674

Basic earnings (loss) per common share:
Continuing operations	$(0.01)	$(0.04)	$0.31	$0.23
Discontinued operations	(0.01)	—	(0.01)	(0.01)

Basic earnings (loss) per common share	$(0.02)	$(0.04)	$0.30	$0.22

Diluted earnings (loss) per common share:
Continuing operations	$(0.01)	$(0.04)	$0.30	$0.23
Discontinued operations	(0.01)	—	(0.01)	(0.01)

Diluted earnings (loss) per common share	$(0.02)	$(0.04)	$0.29	$0.22

(6) Commitments and Contingencies

The Company is subject to various claims, legal actions and other matters arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

(7) Discontinued Operations

The Company accounts for its closed restaurants in accordance with “Impairment or Disposal of Long-Lived Assets,” FASB Accounting Codification Standards Topic 360-10 (Topic 360-10). Therefore, when a restaurant is closed, and the restaurant is either held for sale or abandoned, the restaurant’s operations are eliminated from continuing operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, are reclassified.

During the third quarter of fiscal 2007, the Company was notified that the replacement tenant in the Manhattan-UN, New York, location was placed in default by the landlord and as a result, the Company resumed lease payments with respect to this property during the third quarter of fiscal 2008. Payments will equal $0.6 million in the aggregate per fiscal year through September 2016. The Company will attempt to sublease the property in order to recover some or all of the amounts paid with respect to the lease. At September 27, 2009, the Company maintained a contingent lease liability of $0.7 million related to this property. The Company accounted for its exit costs in accordance with the provisions of “Exit or Disposal Cost Obligations,” FASB Accounting Standards Codification Topic 420 (Topic 420), which required that such costs be expensed in the periods whereby such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying condensed consolidated income statements.

During the second quarter of 2009, the Company recorded a contingent lease liability of $0.4 million related to its decision to close the Ruth’s Chris Steak House located in Naples, Florida. Lease payments for this location will equal $0.2 million in the aggregate per fiscal year through January 2022. The Company will attempt to sublease the property in order to recover some or all of the amounts paid with respect to the lease. The Company accounted for its exit costs in accordance with the provisions of Topic 420. All of the losses incurred with respect to this location are included in discontinued operations in the accompanying condensed consolidated income statements.

	13 Weeks Ended		39 Weeks Ended
	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009
	(unaudited)		(unaudited)
Revenues	$347	$—	$1,741	$716

Loss before income tax	(579)	(40)	(497)	(443)
Loss from operations of discontinued restaurants, net of income tax benefit	(252)	(36)	(366)	(363)

(8) Income Taxes

The effective income tax rate for the quarter and thirty-nine week period ended September 27, 2009 was 11.2% and 18.0%, respectively, compared to an effective income tax rate of 46.7% and 26.0% for the quarter and thirty-nine week period ended September 28, 2008. The decrease in the estimated annual effective rate for fiscal 2009 is primarily attributable to an increase in the impact of federal tax credits combined with a decrease in income before income tax.

The Company accounts for unrecognized tax benefits in accordance with the provisions of “Income Taxes,” FASB Accounting Standards Codification Topic 740 (Topic 740). The implementation of Topic 740 did not result in any changes to the Company’s unrecognized tax benefits for uncertain tax positions. As of December 28, 2008 and September 27, 2009, the Company’s gross unrecognized tax benefits totaled approximately $0.7 million, of which $0.5 million, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the unrecognized tax benefits within the next 12 months. The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 28, 2008 and September 27, 2009, the Company had accrued approximately $0.1 million and $0.2 million, respectively, for the payment of interest, which is included as a component of the unrecognized tax benefit noted above.

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

The details of the restructuring charges are as follows:

	One-time termination benefits	Lease Obligations	Total restructuring

Accrued restructuring as of December 28, 2008	$1,455	$4,978	$6,433
Payments	(1,271)	(2,043)	(3,314)
Additional lease accrual	—	419	419

Accrued restructuring as of September 27, 2009	$184	$3,354	$3,538

The Company has accrued lease obligations related to certain locations for which a lease was signed and the Company subsequently decided not to build. The accrual of $3.5 million is based on management’s estimate of the most likely outcome of the lease exit negotiations. However, it is reasonably possible that factors could change in the near term that would result in a change in estimate.

(10) Significant Accounting Policies

Newly Adopted Accounting Pronouncements

In the second quarter of 2009, we adopted “Financial Instruments – Fair Value Option,” FASB Accounting Standards Codification Topic 825-10 (Topic 825-10) and “Interim Reporting,” FASB Accounting Standards Codification Topic 270 (Topic 270) which require fair value of financial instruments disclosure in interim reporting period, as well as in annual, financial statements. The fair values of accounts receivable and accounts payable approximate their carrying amounts due to their short duration. The remaining disclosure requirements of Topic 825-10 and Topic 270 are presented in Note 14 “Fair Value Measurements.”

In accordance with “Fair Value Measurements and Disclosures,” FASB Accounting Standards Codification Topic 820 (Topic 820), we deferred application of Topic 820 as it applies to nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, until the first quarter of 2009. The deferral provided by Topic 820 applied to our measurement of property and equipment, goodwill, trademarks and franchise rights at fair value made in connection with periodic impairment assessments. Our adoption of Topic 820 in the first quarter of fiscal year 2009, as it relates to our impairment assessment of long-lived and intangible assets, has not had a material impact on our consolidated financial statements.

In the second quarter of 2009, we adopted “Subsequent Events,” FASB Accounting Standards Codification Topic 855 (Topic 855). Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Topic 855 is effective for interim or annual financial periods ending after June 15, 2009. Our adoption of Topic 855 in the second quarter of 2009 will not have a material impact on our consolidated financial statements.

In the third quarter of 2009, we adopted “Generally Accepted Accounting Principles,” FASB Accounting Standards Codification Topic 105 (Topic 105). Topic 105 provides for the FASB Accounting Standards CodificationTM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. Topic 105 is effective for interim and annual periods ending after September 15, 2009. Our adoption of Topic 105 in the third quarter of 2009 will not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements For Future Application

In December 2007, the FASB issued “Business Combinations,” FASB Accounting Standards Codification Topic 805-20 (Topic 805-20). Topic 805-20 provides companies with guidance on how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. Topic 805-20 also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs incurred as a result of the business combination will generally be expensed as incurred. Topic 805-20 is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of Topic 805-20 is not permitted. The Company is currently evaluating the impact that Topic 805-20 will have on the consolidated financial statements and expects that the adoption of this standard will not have a material impact on its consolidated balance sheets, income statements or statements of cash flows.

In June 2009, the FASB issued “Transfers and Servicing – Sales and Financial Assets,” FASB Accounting Standards Codification Topic 860-20 (Topic 860-20). Topic 860-20 will require more information about transfers of financial assets, eliminates the qualifying special purpose entity (QSPE) concept, changes the requirements for derecognizing financial assets and requires additional disclosures. Topic 860-20 amends “Consolidation – Variable Interest Entities,” FASB Accounting Standards Codification Topic 810-10 (Topic 810-10) regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. In addition, Topic 860-20 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity. Topic 860-20 is effective for annual reporting periods that begin after November 15, 2009. We are currently evaluating the impact that Topic 860-20 will have on the consolidated financial statements and expect the adoption of these standards will not have a material impact on our consolidated balance sheet, income statements or cash flows.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

(11) Long-Lived Assets Held for Sale

In accordance with “Impairment or Disposal of Long-Lived Assets,” FASB Accounting Standards Codification Topic 360-10 (Topic 360-10), the Company classifies long-lived assets to be disposed of, such as property, plant and equipment and purchased intangibles, separately as assets held for sale on the balance sheet. These assets are reported at the lower of the carrying amount or the fair value less costs to sell and are no longer depreciated. As of September 27, 2009, assets held for sale consisted of $10.5 million for the corporate office building located in Heathrow, Florida, and $0.1 million for the company-owned Ruth’s Chris Steak House location in San Juan, Puerto Rico.

During the fourth quarter of fiscal 2008, the Company entered into a purchase and sale agreement for $10.5 million for the corporate office building. Due to declining market conditions, the purchaser was unable to secure financing, and the purchase and sale contract expired. The Company currently intends to sell the corporate office building within the next twelve months.

On February 28, 2009, the company-owned Ruth’s Chris Steak House location in San Juan, Puerto Rico, was closed due to lease term expiration in February 2009. The Company elected not to renew the lease and signed a two unit franchise development agreement to acquire the remaining assets, which have an estimated fair value of $0.1 million.

(12) Marketing and Advertising Expense

During the second half of fiscal 2008, the Company introduced value promotions aimed at improving guest traffic. Of the $1.8 million in marketing and advertising expense in the third quarter of fiscal 2009, the Company spent $0.9 million, or 1.1% of its revenues, in total advertising expenditures. This amount included value promotions, such as a three-course dinner offering, which were advertised through local and national radio, print media, sports sponsorships and professional meeting events. These advertising costs were expensed as incurred.

(13) Franchise Income

The Company currently has 65 Ruth’s Chris Steak House franchise locations, including 14 international locations. During the third quarter of fiscal 2009, the Company opened two franchise locations, St. Louis, Missouri, and Durham, North Carolina, and closed one franchise location, Las Vegas – Flamingo, Nevada. No franchise locations were sold or purchased during the third quarter of fiscal 2009. Franchise income includes opening and development fees and income generated from existing franchise locations. The Company records franchise income separately in the condensed consolidated statements of income.

The following is a summary of franchise income:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009
	(unaudited)		(unaudited)

Franchise activity during the period:
Opened	3	2	6	4
Closed	0	1	0	3

Franchise income:
Income from existing franchise locations	$3,033	$2,317	$9,213	$7,349
Opening and development fee income	375	50	488	175

Total franchise income:	$3,408	$2,367	$9,701	$7,524

(14) Fair Value Measurements

Fair value is defined under “Fair Value Measurements and Disclosures,” FASB Accounting Standards Codification Topic 820 (Topic 820) as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. Topic 820 also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The Company’s financial instruments measured at fair value on a recurring basis subject to the disclosure requirements of Topic 820 at September 27, 2009 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of September 27, 2009

Interest rate swap liability	$—	$1,039	$—	$1,039

We believe that the carrying amount of our revolving credit facility approximates its fair value because interest rates are adjusted regularly to reflect current market rates.

The following table presents the fair values for those assets and liabilities measured on a non-recurring basis and remaining on our condensed consolidated balance sheet as of September 27, 2009 and the losses recognized from all such measurements during the quarter and year to date ended September 27, 2009:

					Total losses
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of September 27, 2009	Quarter	Year to date
Long-lived assets held for sale	$—	$10,600	$—	$10,600	$—	$(300)

(15) Sale-Leaseback

In the third quarter of fiscal 2008, the Company completed a sale of five restaurant properties to Sovereign Investment Company for $17.6 million. Concurrent with the sales transaction, the Company entered into agreements to lease the properties back for initial terms of 12 to 20 years, along with two five-year options. This sale-leaseback transaction involving real estate does not provide for any continuing involvement other than a normal lease whereby the Company intends to actively use the property during the lease term.

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

Overview

We are a leading restaurant company focused on the upscale dining segment. As of September 27, 2009, there were 129 Ruth’s Chris Steak House restaurants, of which 64 were company-owned and 65 were franchisee-owned, including 14 international franchisee-owned restaurants in Aruba, Mexico, Hong Kong, Taiwan, Japan, Canada and the United Arab Emirates.

As of September 27, 2009, there were 19 Mitchell’s Fish Market locations operating under the names of Mitchell’s Fish Market and Columbus Fish Market, and three Cameron’s Steakhouses operating under the names of Cameron’s Steakhouse and Mitchell’s Steakhouse.

The following table summarizes the changes in the number of Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse company-operated and franchised restaurants during the thirteen and thirty-nine weeks ended September 27, 2009:

	13 Weeks Ended September 27, 2009			39 Weeks Ended September 27, 2009

Ruth’s Chris Steak House	Company	Franchised	Total	Company	Franchised	Total
Beginning of period	64	64	128	66	64	130
New	—	2	2	—	4	4
Closed	—	1	1	2	3	5

End of period	64	65	129	64	65	129

% of system	50%	50%	100%	50%	50%	100%

Mitchell’s Fish Market	Company	Franchised	Total	Company	Franchised	Total
Beginning of period	19	—	19	19	—	19
New	—	—	—	—	—	—
Closed	—	—	—	—	—	—

End of period	19	—	19	19	—	19

% of system	100%	0%	100%	100%	0%	100%

Cameron’s Steakhouse	Company	Franchised	Total	Company	Franchised	Total
Beginning of period	3	—	3	3	—	3
New	—	—	—	—	—	—
Closed	—	—	—	—	—	—

End of period	3	—	3	3	—	3

	100%	0%	100%	100%	0%	100%
Consolidated

Total system	86	65	151	86	65	151

% of system	57%	43%	100%	57%	43%	100%

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

	13 Weeks Ended		39 Weeks Ended
	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009
Revenues:
Restaurant sales	96.5%	97.2%	95.9%	96.4%
Franchise income	3.4%	3.0%	3.2%	2.9%
Other operating income	0.1%	(0.2)%	0.9%	0.7%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	31.8%	28.5%	31.5%	28.6%
Restaurant operating expenses (percentage of restaurant sales)	53.4%	57.5%	50.4%	54.9%
Marketing and advertising	3.6%	2.3%	3.6%	3.1%
General and administrative costs	6.8%	7.0%	7.8%	6.3%
Depreciation and amortization expenses	4.6%	5.3%	4.0%	4.7%
Pre-opening costs	1.1%	—	0.8%	—
Loss on impairment	—	—	—	0.1%
Restructuring expenses	—	0.5%	—	0.2%
Loss on the disposal of property and equipment, net	0.1%	0.1%	—	0.4%

Operating income	1.7%	1.2%	5.2%	4.7%

Other income (expense):
Interest expense, net	(2.5)%	(2.5)%	(2.3)%	(2.3)%
Other	0.2%	(0.1)%	0.3%	0.1%

Income (loss) from continuing operations before income tax expense	(0.6)%	(1.3)%	3.2%	2.5%

Income tax expense (benefit)	(0.4)%	(0.1)%	0.8%	0.5%

Income (loss) from continuing operations	(0.3)%	(1.2)%	2.3%	2.1%

Loss on discontinued operations, net of income tax benefit	0.3%	—	0.1%	0.1%

Net income (loss)	(0.5)%	(1.2)%	2.2%	1.9%

Third quarter Ended September 27, 2009 (13 Weeks) Compared to Third quarter Ended September 28, 2008 (13 Weeks)

Restaurant Sales. Restaurant sales decreased $19.8 million, or 20.8%, to $75.6 million in the third quarter of fiscal 2009 from $95.4 million in the third quarter of fiscal 2008. Company-owned comparable restaurant sales for Ruth’s Chris Steak House decreased 24.0%, compared to a 6.9% decrease in 2008. This decrease was primarily due to an entrée reduction of 21.5% and a decrease in average check of 3.3%. Company-owned comparable restaurant sales for Mitchell’s Fish Market decreased 12.3%. This decrease was primarily due to an entrée reduction of 9.7% and a decrease in average check of 2.8%.

Franchise Income. Franchise income decreased $1.0 million, or 30.5%, to $2.4 million in the third quarter of fiscal 2009 from $3.4 million in the third quarter of fiscal 2008. The decrease was driven primarily by a decline in blended comparable franchise-owned restaurant sales of 20.0%.

Other Operating Income. Other operating income was a $0.2 million loss in the third quarter of fiscal 2009 compared to $0.1 million of income in the third quarter of fiscal 2008. This decrease was due primarily to additional sales incentives associated with gift card sales programs.

Food and Beverage Costs. Food and beverage costs decreased $8.9 million, or 29.3%, to $21.5 million in the third quarter of fiscal 2009 from $30.4 million in the third quarter of fiscal 2008. As a percentage of restaurant sales, food and beverage costs decreased to 28.5% in the third quarter of fiscal 2009 from 31.8% in the third quarter of fiscal 2008. This decrease in food and beverage costs as a percentage of restaurant sales was primarily due to favorable beef costs.

Restaurant Operating Expenses. Restaurant operating expenses decreased $7.5 million, or 14.7%, to $43.4 million in the third quarter of fiscal 2009 from $50.9 million in the third quarter of fiscal 2008. Restaurant operating expenses, as a percentage of restaurant sales, increased to 57.5% in the third quarter of fiscal 2009 from 53.4% in the third quarter of fiscal 2008 due to deleveraging from our lower comparable store sales. Deleveraging, as it pertains to us, occurs when sales decline and a large portion of the associated costs are fixed; therefore the related costs have a larger impact as a percentage of sales.

Marketing and Advertising. Marketing and advertising expenses decreased $1.7 million, or 48.6%, to $1.8 million in the third quarter of fiscal 2009 from $3.5 million in the third quarter of fiscal 2008. As a percentage of total revenues, marketing and advertising decreased to 2.3% in the third quarter of fiscal 2009 from 3.6% in the third quarter of fiscal 2008.

General and Administrative. General and administrative costs decreased $1.3 million, or 19.4%, to $5.4 million in the third quarter of fiscal 2009 from $6.7 million in the third quarter of fiscal 2008. General and administrative costs as a percentage of total revenues increased to 7.0% in the third quarter of fiscal 2009 from 6.8% in the third quarter of fiscal 2008 due to deleveraging from our lower comparable store sales.

Depreciation and Amortization. Depreciation and amortization expense costs decreased $0.4 million, or 8.9%, to $4.1 million in the third quarter of fiscal 2009 from $4.5 million in the third quarter of fiscal 2008. The decrease was due primarily to the fixed assets that were impaired in the fourth quarter of fiscal 2008.

Pre-opening Costs. There were no pre-opening costs in the third quarter of fiscal 2009 due to the timing of company-owned restaurant openings. There were pre-opening costs of $1.1 million in the third quarter of fiscal 2008. There were no new company-owned restaurant openings in the third quarter of fiscal 2009. We opened two new company-owned restaurants in the third quarter of fiscal 2008.

Restructuring Expenses. Restructuring expenses of $0.4 million were recognized in the third quarter of fiscal 2009 related to lease termination charges for two restaurant locations. These charges relate to our decision in 2008 not to build any new restaurants in 2009. There was no comparable expenditure in the third quarter of fiscal 2008.

Loss on the disposal of property and equipment, net. Loss on the disposal of property and equipment was $0.1 million in the third quarter of fiscal 2009 and the third quarter of fiscal 2008.

Interest Expense. Interest expense decreased $0.6 million, or 24.0%, to $1.9 million in the third quarter of fiscal 2009 from $2.5 million in the third quarter of fiscal 2008. Interest expense for the quarter included a gain of $0.4 million for a mark-to-market non-cash adjustment relating to interest rate swap agreements. During the third quarter of 2008, we recorded a charge of $0.1 million for a mark-to-market adjustment relating to interest rate swap agreements.

Income Tax Expense (Benefit). Income tax benefit decreased $0.2 million, or 66.7%, to a net benefit of $0.1 million in the third quarter of fiscal 2009 from a net benefit of $0.3 million in the third quarter of fiscal 2008. The decrease is due to a decline in the estimated annual effective rate for fiscal 2009 resulting from an increase in the impact of federal tax credits combined with a decrease in income before income tax.

Income (Loss) from Continuing Operations. Loss from continuing operations increased $0.6 million, or 200%, to a net loss of $0.9 million in the third quarter of fiscal 2009 from a net loss of $0.3 million in the third quarter of fiscal 2008.

Discontinued Operations, net of Income Tax Benefit. There were no losses from discontinued operations, net of income tax benefit, in the third quarter of fiscal 2009 compared to losses of $0.3 million in the third quarter of fiscal 2008. These losses relate to our former operations in New York, New York, and Naples, Florida.

During the third quarter of fiscal 2007, we were notified that the replacement tenant in the Manhattan-UN, New York, location was placed in default by the landlord and as a result, we resumed lease payments with respect to this property during the third quarter of fiscal 2008. Payments will equal $0.6 million in the aggregate per fiscal year through September 2016. We will attempt to sublease the property in order to recover some or all of the amounts paid with respect to the lease. At September 27, 2009, we maintained a contingent lease liability of $0.7 million related to this property. We accounted for our exit costs in accordance with the provisions of “Exit or Disposal Cost Obligations,” FASB Accounting Standards Codification Topic 420 (Topic 420), which required that such costs be expensed in the periods whereby such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying condensed consolidated income statements.

During the second quarter of fiscal 2009, we recorded a contingent lease liability of $0.4 million related to our decision to close the Ruth’s Chris Steak House located in Naples, Florida. Lease payments for this location will equal $0.2 million in the aggregate per fiscal year through January 2022. We will attempt to sublease the property in order to recover some or all of the amounts paid with respect to the lease. We accounted for our exit costs in accordance with Topic 420. All of the losses incurred with respect to this location are included in discontinued operations in the accompanying condensed consolidated income statements.

Thirty-Nine Weeks Ended September 27, 2009 Compared to Thirty-Nine Weeks Ended September 28, 2008

Restaurant Sales. Restaurant sales decreased $38.0 million, or 13.0%, to $253.8 million in the first thirty-nine weeks of fiscal 2009 from $291.8 million in the first thirty-nine weeks of fiscal 2008. The Mitchell’s acquisition generated $58.7 million in restaurant sales during the first thirty-nine weeks of fiscal 2009, compared to $55.1 million in restaurant sales from February 19, 2008, the acquisition closing date, through September 28, 2008. Company-owned comparable restaurant sales for Ruth’s Chris Steak House decreased 21.9%, compared to a 7.0% decrease in 2008. This decrease was primarily due to an entrée reduction of 18.0% and a decrease in average check of 4.8% offset by changes in product mix.

Franchise Income. Franchise income decreased $2.2 million, or 22.7%, to $7.5 million in the first thirty-nine weeks of fiscal 2009 from $9.7 million in the first thirty-nine weeks of fiscal 2008. The decrease was driven primarily by a decline in blended comparable franchise-owned restaurant sales of 22.5%.

Other Operating Income. Other operating income decreased $0.7 million, or 25.9%, to $2.0 million in the first thirty-nine weeks of fiscal 2009 from $2.7 million in the first thirty-nine weeks of fiscal 2008. This decrease was primarily due to additional sales incentives associated with gift card sales programs.

Food and Beverage Costs. Food and beverage costs decreased $19.4 million, or 21.1%, to $72.5 million in the first thirty-nine weeks of fiscal 2009 from $91.9 million in the first thirty-nine weeks of fiscal 2008. As a percentage of restaurant sales, food and beverage costs decreased to 28.6% in the first thirty-nine weeks of fiscal 2009 from 31.5% in the first thirty-nine weeks of fiscal 2008. This decrease in food and beverage costs as a percentage of restaurant sales was primarily due to favorable beef costs.

Restaurant Operating Expenses. Restaurant operating expenses decreased $7.8 million, or 5.3%, to $139.3 million in the first thirty-nine weeks of fiscal 2009 from $147.1 million in the first thirty-nine weeks of fiscal 2008. Restaurant operating expenses, as a percentage of restaurant sales, increased to 54.9% in the first thirty-nine weeks of fiscal 2009 from 50.4% in the first thirty-nine weeks of fiscal 2008 due to deleveraging from lower comparable store sales.

Marketing and Advertising. Marketing and advertising expenses decreased $2.7 million, or 24.8%, to $8.2 million in the first thirty-nine weeks of fiscal 2009 from $10.9 million in the first thirty-nine weeks of fiscal 2008. As a percentage of total revenues, marketing and advertising decreased to 3.1% in the first thirty-nine weeks of fiscal 2009 from 3.6% in the first thirty-nine weeks of fiscal 2008.

General and Administrative. General and administrative costs decreased $6.9 million, or 29.2%, to $16.7 million in the first thirty-nine weeks of fiscal 2009 from $23.6 million in the first thirty-nine weeks of fiscal 2008. General and administrative costs as a percentage of total revenues decreased to 6.3% in the first thirty-nine weeks of fiscal 2009 from 7.8% in the first thirty-nine weeks of fiscal 2008. This decrease in general and administrative expenses as a percentage of revenue was primarily due to the corporate restructuring in the fourth quarter of fiscal 2008.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.1 million, or 0.8%, to $12.4 million in the first thirty-nine weeks of fiscal 2009 from $12.3 million in the first thirty-nine weeks of fiscal 2008. The increase was due primarily to the addition of new company-owned restaurants in 2008 and remodel investments at our existing company-owned restaurants in 2009, offset by the fixed assets that were impaired in the fourth quarter of fiscal 2008.

Pre-opening Costs. There were no pre-opening costs in the first thirty-nine weeks of fiscal 2009 due to the timing of company-owned restaurant openings. There were pre-opening costs of $2.5 million in the first thirty-nine weeks of fiscal 2008. There were no new company-owned restaurant openings in the first thirty-nine weeks of fiscal 2009. We opened four new company-owned restaurants in the first thirty-nine weeks of fiscal 2008.

Loss on impairment. Loss on impairment was $0.3 million in the first thirty-nine weeks of fiscal 2009 due to impairment charges related to the closure of the Ruth’s Chris Steak House location in San Juan, Puerto Rico, on February 28, 2009, due to an expired lease term in February 2009. We elected not to renew the lease and are currently seeking a franchise partner to acquire the remaining assets, which have an estimated fair value of $0.1 million.

Restructuring Expenses. Restructuring expenses of $0.4 million were recognized in the third quarter of fiscal 2009 related to lease termination charges for two restaurant locations. These charges relate to our decision in 2008 not to build any new restaurants in 2009. There was no comparable expenditure in the third quarter of fiscal 2008.

Loss on the disposal of property and equipment, net. Loss on the disposal of property and equipment was $1.0 million in the first thirty-nine weeks of fiscal 2009 due primarily to the sale of our former home office land and building in Metairie, Louisiana.

Interest Expense. Interest expense decreased $0.8 million, or 11.6%, to $6.1 million in the first thirty-nine weeks of fiscal 2009 from $6.9 million in the first thirty-nine weeks of fiscal 2008. During the first thirty-nine weeks of fiscal 2009, we recorded a gain of $1.1 million for a mark-to-market non-cash adjustment relating to interest rate swap agreements. During the first thirty-nine weeks of fiscal 2008, we recorded a charge of $0.1 million for a mark-to-market adjustment relating to interest rate swap agreements.

Income Tax Expense. Income tax expense decreased $1.4 million, or 53.8%, to $1.2 million in the first thirty-nine weeks of fiscal 2009 from a $2.6 million expense in the first thirty-nine weeks of fiscal 2008. The decrease is due to a decline in the estimated annual effective rate for fiscal 2009 resulting from an increase in the impact of federal tax credits combined with a decrease in income before income tax.

Income from Continuing Operations. Income from continuing operations decreased $1.6 million, or 22.5%, to $5.5 million in the first thirty-nine weeks of fiscal 2009 from $7.1 million in the first thirty-nine weeks of fiscal 2008.

Discontinued Operations, net of Income Tax Benefit. Losses from discontinued operations, net of income tax benefit, remained unchanged at $0.4 million in the first thirty-nine weeks of fiscal 2009 compared to $0.4 million in the first thirty-nine weeks of fiscal 2008. These losses relate to our former operations in New York, New York, and Naples, Florida.

During the third quarter of fiscal 2007, we were notified that the replacement tenant in the Manhattan-UN, New York, location was placed in default by the landlord and as a result, we resumed lease payments with respect to this property during the third quarter of fiscal 2008. Payments will equal $0.6 million in the aggregate per fiscal year through September 2016. We will attempt to sublease the property in order to recover some or all of the amounts paid with respect to the lease. At September 27, 2009, we maintained a contingent lease liability of $0.7 million related to this property. We accounted for our exit costs in accordance with the provisions of “Exit or Disposal Cost Obligations,” FASB Accounting Standards Codification Topic 420 (Topic 420), which required that such costs be expensed in the periods whereby such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying condensed consolidated income statements.

During the second quarter of fiscal 2009, we recorded a contingent lease liability of $0.4 million related to our decision to close the Ruth’s Chris Steak House located in Naples, Florida. Lease payments for this location will equal $0.2 million in the aggregate per fiscal year through January 2022. We will attempt to sublease the property in order to recover some or all of the amounts paid with respect to the lease. We accounted for our exit costs in accordance with Topic 420. All of the losses incurred with respect to this location are included in discontinued operations in the accompanying condensed consolidated income statements.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	39 Weeks Ended
	September 28, 2008	September 27, 2009
	(unaudited)
Net cash provided by (used in):
Operating activities	$25,198	$15,309
Investing activities	(104,861)	(2,494)
Financing activities	69,070	(14,043)

Net decrease in cash and cash equivalents	$(10,593)	$(1,228)

Our principal source of cash during the first thirty-nine weeks of fiscal 2009 was cash provided by operations. Principal uses of cash during the first thirty-nine weeks of fiscal 2009 included capital expenditures related to existing restaurants and debt service. We expect that our principal use of cash in the future will be to finance capital expenditures and to service debt.

Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily for cash or by credit card and restaurant operations do not require significant inventories or receivables.

Net cash provided by operating activities was $15.3 million in the first thirty-nine weeks of fiscal 2009 compared to $25.2 million provided in the first thirty-nine weeks of fiscal 2008. The decrease in net cash provided by operating activities was due primarily to a decrease in net income and changes in working capital.

Net cash used in investing activities was $2.5 million in the first thirty-nine weeks of fiscal 2009, compared to $104.9 million used in the first thirty-nine weeks of fiscal 2008. This decrease was primarily due to the $93.0 million acquisition of Mitchell’s Fish Market and Cameron’s Steakhouse in the first quarter of fiscal 2008.

Net cash used in financing activities was $14.0 million in the first thirty-nine weeks of fiscal 2009, compared to net cash provided by financing activities of $69.1 million in the first thirty-nine weeks of fiscal 2008. This change in cash was primarily due to the reduction of debt in fiscal 2009 compared to additional borrowings of $93.0 million for the Mitchell’s Fish Market and Cameron’s Steakhouse acquisition during the first quarter of fiscal 2008. On February 26, 2009, we amended and restated our existing credit facility in order to maintain compliance with certain financial covenants. For specific detail, see Footnote 4 to our unaudited financial statements included in Part I, Item 1 of this report.

Capital expenditures, excluding acquisitions, totaled $3.3 million in the first thirty-nine weeks of fiscal 2009, compared to $28.9 million in the first thirty-nine weeks of fiscal 2008. Capital expenditures in the first thirty-nine weeks of fiscal 2009 resulted from $1.2 million in maintenance capital, $0.8 million in 2008 restaurant construction and $1.3 million in remodels. We anticipate capital expenditures in fiscal 2009 will total approximately $5.0 million to $6.0 million. We do not expect to open any company-owned restaurants in fiscal 2009.

Off-Balance Sheet Arrangements

As of September 27, 2009, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 includes a summary of the critical accounting policies that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the first thirty-nine weeks of fiscal 2009.

Recent Accounting Pronouncements For Future Application

In December 2007, the FASB issued “Business Combinations,” FASB Accounting Standards Codification Topic 805-20 (Topic 805-20). Topic 805-20 provides companies with guidance on how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. Topic 805-20 also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs incurred as a result of the business combination will generally be expensed as incurred. Topic 805-20 is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of Topic 805-20 is not permitted. We are currently evaluating the impact that Topic 805-20 will have on the consolidated financial statements and expect the adoption of this standard will not have a material impact on our consolidated balance sheet, income statements or cash flows.

In June 2009, the FASB issued “Transfers and Servicing – Sales and Financial Assets,” FASB Accounting Standards Codification Topic 860-20 (Topic 860-20). Topic 860-20 will require more information about transfers of financial assets, eliminates the qualifying special purpose entity (QSPE) concept, changes the requirements for derecognizing financial assets and requires additional disclosures. Topic 860-20 amends “Consolidation – Variable Interest Entities,” FASB Accounting Standards Codification Topic 810-10 (Topic 810-10) regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. In addition, Topic 860-20 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity. Topic 860-20 is effective for annual reporting periods that begin after November 15, 2009. We are currently evaluating the impact that Topic 860-20 will have on the consolidated financial statements and expect the adoption of these standards will not have a material impact on our consolidated balance sheet, income statements or cash flows.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. As of September 27, 2009, the Company had $148.5 million of variable rate debt of which $25.0 million has been converted to fixed rates through the use of interest rate swaps. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the third quarter of fiscal 2009 of approximately $0.3 million.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 27, 2009. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2009 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ending September 27, 2009, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Coastland Center, L.P. v. RCSH Operations, L.L.C., No. 09-7471-CA (Circuit Court for the Twentieth Judicial Circuit in and for Collier County Florida) This action was filed on September 1, 2009 for commercial breach of lease. The plaintiff is seeking damages including accelerated rent, prejudgment interest, court costs and attorney fees. The Company has filed a preliminary response and is defending the matter. At this time, the Company is not able to determine the outcome of this action.

Nikko Rose and Brandon Rose v. Ruth’s Chris Steak House Boston, LLC, (United States District Court for the District of Massachusetts) In October 2009, the parties agreed to settle plaintiff’s claims and the action dismissed with prejudice.

David Niles v. Ruth’s Hospitality Group, Inc., (United States District Court for the Southern District of New York) In August 2009, the parties agreed to settle plaintiff’s claims and the action dismissed with prejudice.

There are no material changes to the legal proceedings included in the Company’s Form 10-K for the year ended December 28, 2008 except as described above. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. While litigation is subject to uncertainties and the outcome of litigated matters is not predictable with assurance, the Company is not aware of any legal proceedings pending or threatened against it that it expects to have a material adverse effect on its financial condition or results of operations.

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

Date: November 5, 2009