Form 10-Q
period 2010-03-28
Ruths Hospitality Group, Inc.
filed 2010-05-07
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51485

Ruth’s Hospitality Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-1060618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 International Parkway, Ste. 325, Heathrow, FL	32746
(Address of principal executive offices)	(Zip code)

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

The number of shares outstanding of the registrant’s common stock as of May 5, 2010 was 34,324,473, which includes 313,000 unvested restricted stock shares.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share and per share data)

	December 27, 2009	March 28, 2010
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,681	$4,289
Accounts receivable, less allowance for doubtful accounts 2009 - $339; 2010 - $327	10,079	7,928
Inventory	7,368	6,897
Prepaid expenses and other	1,346	3,631
Deferred income taxes	1,561	1,584

Total current assets	22,035	24,329
Property and equipment, net of accumulated depreciation 2009 - $77,643; 2010 - $81,458	114,204	110,934
Goodwill	22,097	22,097
Franchise rights	32,200	32,200
Trademarks	13,718	13,718
Other intangibles, net of accumulated amortization 2009 - $1,263; 2010 -$1,385	7,962	7,840
Deferred income taxes	38,246	38,404
Other assets	3,953	4,959

Total assets	$254,415	$254,481

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,871	$10,728
Accrued payroll	10,286	9,979
Accrued expenses	5,995	5,470
Deferred revenue	27,835	22,867
Accrued restructuring	2,891	2,323
Other current liabilities	6,210	6,898

Total current liabilities	60,088	58,265
Long-term debt	125,500	74,000
Deferred rent	20,643	20,834
Other liabilities	6,419	6,321

Total liabilities	212,650	159,420

Commitments and contingencies (Note 13)
Series A 10% Redeemable Convertible Preferred Stock, par value $0.01 per share; 25,000 shares authorized, issued and outstanding, liquidation preference of $25,000 at March 28, 2010	—	23,222
Shareholders’ equity (deficit):
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 23,606,943 shares issued and outstanding at December 27, 2009 33,932,041 shares issued and outstanding at March 28, 2010	236	339
Additional paid-in capital	173,590	197,110
Accumulated deficit	(132,061)	(125,610)
Treasury stock, at cost; 71,950 shares at December 27, 2009 and March 28, 2010	—	—

Total shareholders’ equity	41,765	71,839

Total liabilities and shareholders’ equity	$254,415	$254,481

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Income—Unaudited

(dollar amounts in thousands, except share and per share data)

	13 Weeks Ending
	March 29, 2009	March 28, 2010
Revenues:
Restaurant sales	$91,419	$91,166
Franchise income	2,704	2,929
Other operating income	605	614

Total revenues	94,728	94,709
Costs and expenses:
Food and beverage costs	27,528	26,749
Restaurant operating expenses	47,699	46,780
Marketing and advertising	2,818	2,524
General and administrative costs	5,536	5,566
Depreciation and amortization expenses	4,095	3,887
Pre-opening costs	16	4
Loss on impairment	136	—
Restructuring benefit	—	(562)
Loss on the disposal of property and equipment, net	8	—

Operating income	6,892	9,761
Other income (expense):
Interest expense	(2,284)	(1,330)
Other	152	(100)

Income from continuing operations before income tax expense	4,760	8,331
Income tax expense	962	1,407

Income from continuing operations	3,798	6,924
Loss on discontinued operations, net of income tax benefit	53	165

Net income	$3,745	$6,759

Preferred stock dividends	—	308

Net income available to preferred and common shareholders	$3,745	$6,451

Basic earnings per share:
Continuing operations	$0.16	$0.20
Discontinued operations	—	—

Basic earnings per share	$0.16	$0.20

Diluted earnings per share:
Continuing operations	$0.16	$0.20
Discontinued operations	—	—

Diluted earnings per share	$0.16	$0.20

Shares used in computing earnings per share:
Basic	23,484,200	28,156,360

Diluted	23,558,433	32,502,898

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)—Unaudited

(dollar and share amounts in thousands)

	Common Stock		Additional	Accumulated	Treasury Stock		Shareholders’
	Shares	Value	Paid-in Capital	Deficit	Shares	Value	Equity (Deficit)
Balance at December 27, 2009	23,607	$236	$173,590	$(132,061)	72	$—	$41,765

Net income	—	—	—	6,759	—	—	6,759
Preferred stock dividends	—	—	—	(308)	—	—	(308)
Issuance of common stock from rights offering	10,147	102	25,267				25,369
Cost of stock issuance	—	—	(2,057)	—	—	—	(2,057)
Shares issued under stock option plan including tax effects	178	1	85	—	—	—	86
Compensation expense	—	—	225	—	—	—	225

Balance at March 28, 2010	33,932	$339	$197,110	$(125,610)	72	$—	$71,839

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(dollar amounts in thousands)

	13 Weeks Ending
	March 29, 2009	March 28, 2010
Cash flows from operating activities:
Net income	$3,745	$6,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,095	3,887
Deferred income taxes	(543)	(180)
Non-cash interest expense	518	198
Loss on impairment	138	—
Loss on the disposal of property and equipment, net	6	—
Amortization of below market lease	50	49
Restructuring benefit	—	(562)
Stock compensation expense	570	225
Changes in operating assets and liabilities:
Accounts receivable	1,704	2,151
Inventories	1,390	471
Prepaid expenses and other	(286)	(2,285)
Other assets	89	185
Accounts payable and accrued expenses	258	3,496
Deferred revenue	(5,136)	(4,968)
Deferred rent	260	191
Other liabilities	(418)	(99)

Net cash provided by operating activities	6,440	9,518

Cash flows from investing activities:
Acquisition of property and equipment	(1,442)	(641)

Net cash used in investing activities	(1,442)	(641)

Cash flows from financing activities:
Principal repayments on long-term debt	(3,000)	(51,500)
Proceeds from the issuance of common stock	—	25,369
Proceeds from the issuance of Series A 10% redeemable convertible preferred stock	—	25,000
Income tax benefits credited to equity upon exercise of stock options	2	54
Proceeds from exercise of stock options	3	32
Equity offering costs	—	(3,835)
Deferred financing costs	(2,156)	(1,389)

Net cash used in financing activities	(5,151)	(6,269)

Net (decrease) increase in cash and cash equivalents	(153)	2,608

Cash and cash equivalents at beginning of period	3,876	1,681

Cash and cash equivalents at end of period	$3,723	$4,289

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,092	$1,453
Income taxes	15	276

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(dollar amounts in thousands, except share and per share data)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (together, the “Company”) as of March 28, 2010 and December 27, 2009 and for the quarters ended March 28, 2010 and March 29, 2009 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the fiscal quarters ended March 28, 2010 and March 29, 2009 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2009.

The Company operates on a 52 or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended March 28, 2010 and March 29, 2009 each contained 13 weeks and are referred to herein as the first quarter of fiscal 2010 and the first quarter of fiscal 2009, respectively.

Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the period to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, franchise rights, trademarks, obligations related to workers’ compensation and medical insurance and lease obligations. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation including discontinued operations, loss on impairments and sales discounts (see Note 14). These reclassifications had no effect on previously reported net income.

Newly Adopted Accounting Pronouncements

Effective December 28, 2009, the Company adopted amendments in Accounting Standards Update 2010-06 (“ASU 2010-06”) requiring new fair value disclosures. Entities will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and describe the reasons for the transfers. Entities will also be required to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, entities must provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about the valuation techniques used in determining fair value for Level 2 or Level 3 measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross basis reconciliation for the Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements. There were no transfers between Level 1 and Level 2 measurements in the fair value hierarchy during the first fiscal quarter of 2010.

Recent Accounting Pronouncements for Future Application

Accounting standards that have been issued by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

(2) Private Placement and Rights Offering

On February 12, 2010, the Company completed its sale of $25.0 million of the Company’s newly-created Series A 10% Redeemable Convertible Preferred Stock (the “Preferred Stock”) to Bruckmann, Rosser, Sherrill & Co. III, L.P. and BRS Coinvestor III, L.P. (collectively, “BRS”) in a private placement transaction. The Company received proceeds of $23.2 million, net of approximately $1.8 million in closing and issuance costs. On February 12, 2010, the Company also closed its rights offering and sold 10,147,451 shares of the Company’s common stock, at a subscription price of $2.50 per share, for an aggregate purchase price of

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited (Continued)

(dollar amounts in thousands, except share and per share data)

approximately $25.4 million. The Company received proceeds of $23.3 million, net of approximately $2.1 million in closing and issuance costs.

The Company applied approximately $44.3 million of the net proceeds from the rights offering and the private placement, together with cash on hand, to reduce its outstanding borrowings under its existing credit facility. Upon the application of those net proceeds, and the satisfaction of other agreed-upon conditions, a credit agreement amendment that the Company entered into with the lenders under its existing credit facility became effective (see Note 4).

In connection with the closing of these transactions, the Company entered into a Registration Rights Agreement, dated February 12, 2010, with BRS (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company agreed to provide certain customary registration rights to the common stock issuable upon conversion of the Preferred Stock of the Company. The Company is required to file an initial shelf registration statement for the benefit of the Preferred Stock holders within nine months of the issuance of the Preferred Stock and such registration statement is required to be declared effective by the SEC prior to the first anniversary of the closing. In addition, following the first anniversary of the closing, the holder is entitled to three demand registration rights on Form S-3 and piggyback registration rights if the Company files a registration statement with respect to any shares of the Company’s common stock or with respect to a public offering (subject to customary restrictions and exceptions). In addition, if the Company breaches certain of its obligations under the Registration Rights Agreement (including any of those related to the requirement to timely file registration statements and include the common stock issuable upon conversion of the Preferred Stock in any applicable registration statement), the dividend rate on the Preferred Stock will increase from 10% to 11% until the breach is cured.

(3) Fair Value Measurements

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•

The carrying amount of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are a reasonable estimate of their fair values due to their short duration.

•

Borrowings under the senior credit facility as of March 28, 2010 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

•

The fair values of interest rate swap assets and liabilities were estimated by the Company based on information provided by the bank counterparties that is model-driven and whose inputs include the net present value of a series of cash flows on both the fixed and floating legs of the swap.

The Company’s financial instruments measured at fair value on a recurring basis subject to the disclosure requirements of Topic 820 at March 28, 2010 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of March 28, 2010 (unaudited)
Interest rate swap liability	$—	$537	$—	$537

In accordance with “Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets,” FASB Accounting Standards Codification Topic 360-10 (Topic 360-10), long lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment on a restaurant-by-restaurant basis whenever events or changes in

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited (Continued)

(dollar amounts in thousands, except share and per share data)

circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value of long-lived assets is generally determined based on the discounted future cash flows generated by these assets.

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

Based upon the Company’s review, no impairment charges were required in the first fiscal quarter of 2010 for long-lived assets, goodwill, franchise rights and trademarks.

(4) Long-term Debt

On February 26, 2009, the Company signed an amendment to its amended and restated credit facility reducing the revolving loan commitment from $250.0 million to $175.0 million, with additional reductions scheduled through the final maturity date of February 19, 2013. The amendment decreased the Fixed Charge Coverage Ratio and increased the maximum Consolidated Leverage Ratio, in each case beginning with the fourth quarter of 2008 and continuing through the second quarter of 2010, after which these two covenants reset to their original levels. The amendment increased the interest rates applicable to borrowings based on the Company’s actual leverage ratio, ranging from 2.50% to 4.25% above the applicable LIBOR rate or, at the Company’s option, from 1.25% to 3.00% above the applicable base rate. At the time of the amendment, unamortized deferred costs related to the Company’s credit agreement of $0.4 million were written off.

On February 12, 2010, the Company entered into a Second Amendment to First Amended and Restated Credit Agreement. The amendment to the credit agreement reduced the revolving loan commitment to $129.6 million, extended the scheduled maturity of the credit agreement by two years, to February 2015, and provided the Company with a less restrictive set of covenants. Specifically, the amendment provided for no financial covenant testing until the end of fiscal year 2010, provided less restrictive leverage and coverage covenants thereafter, and permanently eliminated the minimum EBITDA covenant. The amendment provided for higher interest rates under the credit facility, with interest rates based on the Company’s actual leverage ratio, ranging from 3.25% to 5.00% above the applicable LIBOR rate or, at the Company’s option, from 2.00% to 3.75% above the applicable base rate.

As of March 28, 2010, the Company had an aggregate of $74 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 4.64%. Under the amended revolving loan commitment, the Company had approximately $52.1 million of borrowings available under its revolving credit facility, net of outstanding letters of credit of approximately $3.5 million. The Company is required to maintain certain financial covenants and is also subject to several restrictive covenants under its borrowings. The restrictive covenants include, but are not limited to, covenants that, subject to exceptions: (1) prohibit the Company and its subsidiaries from incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibit the Company and its subsidiaries from creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limit the Company’s ability and its subsidiaries’ ability to enter into joint ventures, acquisitions, and other investments; (4) prohibit the Company and its subsidiaries from directly or indirectly creating or becoming liable with respect to any contingent liabilities; and (5) restrict the Company and its subsidiaries from directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Company’s obligations under the senior credit facility are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. Under this amendment, the Company is not required to submit a certificate of compliance until the fourth quarter of fiscal 2010. As of March 28, 2010, if financial covenant testing were required, the Company would be in compliance with the covenants under its senior credit facility.

(5) Redeemable Convertible Preferred Stock

The Company issued 25,000 shares of Preferred Stock in the private placement transaction described in Note 2 for $23.2 million, net of approximately $1.8 million in closing and issuance costs. The Preferred Stock is classified on the balance sheet as

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited (Continued)

(dollar amounts in thousands, except share and per share data)

temporary shareholders’ equity at March 28, 2010 since the shares have certain conditions that allow the holder to redeem the Preferred Stock for cash and for which redemption is not solely within the control of the Company. During the first fiscal quarter of 2010, Preferred Stock dividends of $0.3 million were accrued as a reduction of net income available to common shareholders. The Preferred Stock cash dividend was paid on April 1, 2010.

Each share of the Preferred Stock had an initial liquidation preference of $1,000. The holders of the Preferred Stock are entitled to quarterly dividends accruing at a 10% annual rate payable on the following dates: January 1, April 1, July 1 and October 1. Any unpaid dividends are added to the liquidation preference and compound on the subsequent dividend payment dates. The Preferred Stock also has certain participation features that require additional Preferred Stock dividends in the event a cash dividend or other distribution in cash has been declared on the Company’s common stock. The Company’s credit agreement limits the amount of dividends the Company may pay annually to $1.0 million.

The Preferred Stock is also convertible, under certain circumstances, into the number of shares of the Company’s common stock equal to the quotient of the liquidation preference, including accrued dividends, divided by the conversion price. The conversion price was initially set at $2.90 per share, and is subject to change based on certain customary anti-dilution provisions. Using the liquidation preference of $25.0 million as of March 28, 2010, a conversion of Preferred Stock into the Company’s common stock would result in the issuance of 8,620,690 additional common shares. The Preferred Stock is convertible at any time, at the option of the holders. The Company has the option to convert the Preferred Stock, in whole or in part, after February 12, 2012 if the closing price of the Company’s common stock equals or exceeds 225% of the then applicable conversion price for a period of 20 trading days over any 30 consecutive trading day period.

At the option of the Company, the Preferred Stock may be redeemed on or after February 12, 2015 without regard to the Company’s stock price. The Company shall not be permitted to redeem less than all of the outstanding shares of the Preferred Stock if such partial redemption would result in the holder holding more than 0% and less than 5% of the Company’s voting securities. At the option of the holders, the Preferred Stock may be redeemed on or after February 12, 2017. The redemption price per share will equal the liquidation preference, including any accrued dividends.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, holders of the Preferred Stock are entitled to receive for each share, out of the assets of the Company or proceeds thereof (whether capital or surplus) available for distribution to shareholders of the Company, and after satisfaction of all liabilities and obligations to creditors of the Company, before any distribution of such assets or proceeds is made to or set aside for the holders of common stock, an amount equal to the greater of (1) the liquidation preference per share of the Preferred Stock plus accrued dividends and (2) the per share amount of all cash and other property to be distributed in respect of the common stock such holder would have been entitled to had it converted such Preferred Stock immediately prior to the date fixed for such liquidation, dissolution or winding up of the Company.

The holders of shares of Preferred Stock are entitled to vote with the holders of the common stock on all matters submitted to a vote of shareholders of the Company, except as otherwise provided herein or by applicable law. Each holder of shares of Preferred Stock is entitled to the number of votes equal to the product (rounded down to the nearest number of whole shares) of one times the largest number of whole shares of common stock into which all shares of Preferred Stock held of record by such holder could then be converted at the record date for the determination of the shareholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is first executed. In any case in which the holders of shares of Preferred Stock are entitled to vote as a separate series to the exclusion of the holders of the common stock, each holder of shares of Preferred Stock is entitled to one vote for each share of Preferred Stock held at the record date for the determination of the shareholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is first executed. The holders of Preferred Stock have the right to veto certain actions of the Company that might dilute, or alter the rights of, the Preferred Stock.

In addition, for so long as BRS owns shares of Preferred Stock representing at least 5% of the total voting securities of the Company: (1) BRS, voting as a separate class to the exclusion of the holders of common stock, shall be entitled to elect a director to serve on the Company’s Board, provided that such director is a current employee (and remains a current employee) of BRS and (2) the Company shall not, without the consent of BRS, increase the size of the Board of Directors to more than eight (8) persons.

(6) Stock-Based Employee Compensation

Under the 2000 Stock Option Plan, there are 68,341 shares of common stock issuable upon exercise of currently outstanding options at March 28, 2010 and 667,984 shares available for future grants. No future grants are expected to be made under the 2000 Stock Option Plan. Under the 2005 Equity Incentive Plan, as amended, there were 1,877,817 shares of common stock issuable upon exercise of currently outstanding options awards, as well as 313,000 of unvested restricted stock awards, at March 28, 2010, and 1,257,188 shares available for future grants. Total stock compensation expense recognized for the thirteen weeks ended March 29, 2009 and March 28, 2010 was $0.6 million and $0.2 million, respectively.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited (Continued)

(dollar amounts in thousands, except share and per share data)

(7) Earnings Per Share

For the fiscal quarter ended March 28, 2010 basic earnings per common share is computed under the two-class method as provided in ASC 260-10. Under the two-class method a portion of net income is allocated to participating securities, such as the Company’s Preferred Stock, and therefore is excluded from the calculation of earnings per share allocated to common shares. Diluted earnings per common share for the fiscal quarter ended March 28, 2010 is computed by dividing the net income available to common shareholders for the period by the weighted average number of common and potential common shares outstanding during the period. There were no participating securities for the fiscal quarter ended March 29, 2009. Basic earnings per share was calculated by dividing net income by the weighted average number of common shares outstanding during the period, while diluted earnings per share was computed by dividing the net income for the period by the weighted average number of common and potential shares outstanding during the period.

For the thirteen weeks ended March 29, 2009 and March 28, 2010, options to purchase 1,805,013 and 1,518,317 shares, respectively, of the Company’s common stock at weighted average exercise prices of $9.61 and $9.65 per share, respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were anti-dilutive.

The following table sets forth the computation of basic earnings per share:

	13 Weeks Ending
	March 29, 2009	March 28, 2010
Net Income	$3,745	$6,759
Preferred stock dividends	—	308

Undistributed net income	$3,745	$6,451
Undistributed net income allocated to preferred shareholders	—	832

Net income available to common shareholders	$3,745	$5,619

Shares:
Weighted average number of common shares outstanding - basic	23,484,200	28,156,360

Basic earnings per common share:
Continuing operations	$0.16	$0.20
Discontinued operations	—	—

Basic earnings per common share	$0.16	$0.20

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited (Continued)

(dollar amounts in thousands, except share and per share data)

The following table sets forth the computation of diluted earnings per share:

	13 Weeks Ending
	March 29, 2009	March 28, 2010
Net Income	$3,745	$6,759
Preferred stock dividends	—	308

Net income available to preferred and common shareholders	$3,745	$6,451

Shares:
Weighted average number of common shares outstanding - basic	23,484,200	28,156,360
Dilutive stock options	74,233	178,292
Dilutive convertible preferred stock	—	4,168,246

Weighted-average number of common shares outstanding - diluted	23,558,433	32,502,898

Diluted earnings per common share:
Continuing operations	$0.16	$0.20
Discontinued operations	—	—

Diluted earnings per common share	$0.16	$0.20

(8) Franchise Income

The Company currently has 66 Ruth’s Chris Steak House franchise locations, including 14 international locations. No franchise locations were opened, sold or purchased during the first quarter of fiscal 2010. Franchise income includes opening and development fees and income generated from existing franchise locations. The Company records franchise income separately in the condensed consolidated statements of income.

	13 Weeks Ending
	March 29, 2009	March 28, 2010
Franchise activity during the period:
Opened	2	0
Closed	1	0

Franchise income:
Income from existing franchise locations	$2,604	$2,929
Opening and development fee income	100	—

Total franchise income:	$2,704	$2,929

(9) Marketing and Advertising

Marketing and advertising expenses in the condensed consolidated statements of income included advertising expenses of approximately $1.9 million and $1.7 million for the first quarter of fiscal 2009 and the first quarter of fiscal 2010, respectively. Ruth’s Chris Steak House continued to promote its value promotion, Ruth’s Classics, a three course prix fixe meal. Mitchell’s Fish Markets promoted the Lobster Duo promotional plate via radio and print advertisement. All advertising expenses are expensed as incurred.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited (Continued)

(dollar amounts in thousands, except share and per share data)

(10) Restructuring

The details of the restructuring charges are as follows:

	One-time termination benefits	Lease obligations	Total restructuring
Accrued restructuring as of December 27, 2009	$6	$2,885	$2,891
Payments	(6)	—	(6)
Adjustments	—	(562)	(562)

Accrued restructuring as of March 28, 2010 (unaudited)	$—	$2,323	$2,323

The Company has accrued lease exit costs related to locations for which a lease was signed and the Company subsequently decided not to build. The reduction in accrued restructuring of $0.6 million in the first fiscal quarter of 2010 was due to a correction of an immaterial prior year error in estimating lease exit costs. The remaining accrued restructuring of $2.3 million is based on management’s estimate of the most likely outcome of the lease exit costs. However, it is reasonably possible that factors could change in the near term that would result in a change in estimate.

(11) Income Taxes

The annual effective income tax rate for the quarter ended March 28, 2010 was 26% compared to an annual effective income tax rate of 20% for the quarter ended March 29, 2009. The increase in the effective rate during the current fiscal quarter is primarily attributable to a decrease in the impact of certain tax credits and deductions. Income tax expense for the quarter ended March 28, 2010 also includes a $0.7 million income tax benefit for the correction of an immaterial error related to certain prior year tax credits.

The Company accounts for unrecognized tax benefits in accordance with the provisions of “Income Taxes,” FASB Accounting Standards Codification Topic 740 (Topic 740). As of December 27, 2009, the Company’s gross unrecognized tax benefits totaled approximately $0.8 million, of which $0.5 million, if recognized, would impact the effective tax rate. As of March 28, 2010, the Company’s gross unrecognized tax benefits totaled approximately $0.9 million, of which $0.6 million, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the Company’s unrecognized tax benefits within the next 12 months. The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 27, 2009 and March 28, 2010, the Company had accrued approximately $0.2 million for the payment of interest, which is included as a component of the unrecognized tax benefit noted above.

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction, many state jurisdictions and Puerto Rico. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for years before 2007 and is no longer subject to state and local or Puerto Rico income tax examinations by tax authorities for years before 2004.

(12) Discontinued Operations

During the third quarter of fiscal 2007, the Company was notified that the replacement tenant in the Manhattan-UN, New York location was placed in default by the landlord and as a result, the Company resumed lease payments with respect to this property during the third quarter of fiscal 2008. Payments will range from $0.1 million to $0.2 million in the aggregate per fiscal quarter through September 2016. The Company will attempt to sublease the property in order to recover some or all of the amounts paid with respect to the lease. As of March 28, 2010, the Company maintained a contingent lease liability related to this property. The Company accounted for the exit costs in accordance with the provisions of “Exit or Disposal Cost Obligations,” FASB Accounting Standards Codification Topic 420 (Topic 420), which requires that such costs be expensed in the periods whereby such costs are incurred. All of the losses incurred with respect to this location are included in discontinued operations in the accompanying condensed consolidated statements of income.

During the second quarter of fiscal 2009, the Company made the decision to close the company-owned Ruth’s Chris Steak House restaurant in Naples, Florida. As of March 28, 2010, the Company maintain a liability for lease exit costs in accordance with the provisions of Topic 420. All of the losses incurred with respect to this location are included in discontinued operations in the accompanying condensed consolidated statements of income.

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

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited (Continued)

(dollar amounts in thousands, except share and per share data)

Discontinued operations consist of the following:

	13 Weeks Ending
	March 29, 2009	March 28, 2010
Loss before income tax	$(75)	$(207)
Loss on discontinued operations, net of income tax benefit	(53)	(165)

(13) Commitments and Contingencies

The Company is subject to various claims, legal actions and other matters arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

(14) Correction to Previously Reported Amounts

The condensed consolidated statement of income for the fiscal quarter ended March 29, 2009, has been revised to correct an immaterial error in the accounting for sales discounts, which should have been recorded as a reduction of sales instead of as operating expenses. In addition, the condensed consolidated statement of income for the fiscal quarter ended March 29, 2009, has been revised to correct an immaterial error in the accounting for the closure of the Ruth’s Chris Steak House location in San Juan, Puerto Rico, on February 28, 2009, which should have been recorded as a loss on impairment instead of a loss on the disposal of property and equipment.

When reviewing the previously reported quarterly condensed consolidated statement of income in comparison to those reported in the condensed consolidated statements of income for the first quarter ended March 29, 2009, restaurant sales decreased by $2.7 million, other operating income increased by $0.4 million, restaurant operating expenses decreased by $2.2 million, general and administrative expenses decreased by $0.1 million, loss on impairment increased by $0.1 million and loss on the disposal of property and equipment decreased by $0.1 million for the fiscal quarter ended March 29, 2009. The reclassifications had no impact on previously reported operating income, net income or earnings per share amounts for the fiscal quarter ended March 29, 2009.

(15) Subsequent Event

The Company has evaluated subsequent events through the date the financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: changes in economic conditions and general trends, including turmoil in the financial services and real estate industries; the loss of key management personnel; the effect of market volatility on the Company’s stock price; the Company’s ability to integrate the restaurants acquired in the Mitchell’s acquisition; the Company’s ability to realize the anticipated benefits of acquired restaurants; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; the Company’s ability to protect its name and logo and other proprietary information; the impact of litigation; the restrictions imposed by the Company’s credit agreement; an impairment in the carrying value of the Company’s goodwill or other intangible assets; failure of internal controls over financial reporting; and the portion of the Company’s voting power controlled by one principal stockholder. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2009 filed by the Company, as well as the Company’s other filings with the SEC, all of which are available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us”, or “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries. Ruth’s Hospitality Group, Inc. is a Delaware corporation formerly known as Ruth’s Chris Steak House, Inc., and was founded in 1965.

Overview

We are a leading restaurant company focused on the upscale dining segment. As of March 28, 2010, there were 130 Ruth’s Chris Steak House restaurants, of which 64 were company-owned and 66 were franchisee-owned, including 14 international franchisee-owned restaurants in Aruba, Mexico, Hong Kong, Taiwan, Japan, Canada and the United Arab Emirates.

As of March 28, 2010, there were 19 Mitchell’s Fish Market locations operating under the names of Mitchell’s Fish Market and Columbus Fish Market, and three Cameron’s Steakhouses, operating under the names of Cameron’s Steakhouse and Mitchell’s Steakhouse.

The following table summarizes the changes in the number of Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse company-operated and franchised restaurants:

	13 Weeks Ending March 28, 2010 (unaudited)
	Company	Franchised	Total
Ruth’s Chris Steak House
Beginning of period	64	66	130
New	—	—	—
Closed	—	—	—

End of period	64	66	130

% of system	49%	51%	100%

Mitchell’s Fish Market
Beginning of period	19	—	19
New	—	—	—
Closed	—	—	—

End of period	19	—	19

% of system	100%	0%	100%

Cameron’s Steakhouse
Beginning of period	3	—	3
New	—	—	—
Closed	—	—	—

End of period	3	—	3

	100%	0%	100%
Consolidated

Total system	86	66	152

% of system	57%	43%	100%

Our Annual Report on Form 10-K for the fiscal year ended December 27, 2009 provides additional information about our business, operations and financial condition.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of total revenues for the periods indicated, except as otherwise noted. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	13 Weeks Ending
	March 29, 2009	March 28, 2010
	(unaudited)
Revenues:
Restaurant sales	96.5%	96.3%
Franchise income	2.9%	3.1%
Other operating income	0.6%	0.6%

Total revenues	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	30.1%	29.3%
Restaurant operating expenses (percentage of restaurant sales)	52.2%	51.3%
Marketing and advertising	3.0%	2.7%
General and administrative costs	5.8%	5.9%
Depreciation and amortization expenses	4.3%	4.1%
Pre-opening costs	—	—
Loss on impairment	0.1%	—
Restructuring benefit	—	(0.6)%
Loss on the disposal of property and equipment, net	—	—

Operating income	7.3%	10.3%

Other income (expense):
Interest expense	(2.4)%	(1.4)%
Other	0.2%	(0.1)%

Income from continuing operations before income tax expense	5.1%	8.8%

Income tax expense	1.0%	1.5%

Income from continuing operations	4.1%	7.3%
Discontinued operations, net of income tax benefit	0.1%	0.2%

Net income	4.0%	7.1%

Preferred stock dividends	—	0.3%

Net income available to preferred and common shareholders	4.0%	6.8%

First Quarter Ended March 28, 2010 (13 Weeks) Compared to First Quarter Ended March 29, 2009 (13 Weeks)

Restaurant Sales. Restaurant sales decreased $0.2 million, or 0.3%, to $91.2 million in the first quarter of fiscal 2010 from $91.4 million in the first quarter of fiscal 2009. Company-owned comparable restaurant sales for Ruth’s Chris Steak House decreased 0.5%, which consisted of an average check decrease of 2.3% and an entrée increase of 1.9%. Company-owned comparable restaurant sales at Mitchell’s Fish Market increased 2.4%, which consisted of an average check decrease of 2.1% and an entrée increase of 4.6%.

Franchise Income. Franchise income increased $0.2 million, or 8.3%, to $2.9 million in the first quarter of fiscal 2010 from $2.7 million in the first quarter of fiscal 2009. The increase was driven primarily by an increase in comparable franchise-owned restaurant sales of 3.2%.

Other Operating Income. Other operating income was essentially flat to prior year at $0.6 million.

Food and Beverage Costs. Food and beverage costs decreased $0.8 million, or 2.8%, to $26.7 million in the first quarter of fiscal 2010 from $27.5 million in the first quarter of fiscal 2009. As a percentage of restaurant sales, food and beverage costs decreased to 29.3% in the first quarter of fiscal 2010 from 30.1% in the first quarter of fiscal 2009. This decrease in food and beverage costs as a percentage of restaurant sales was primarily due to favorable beef costs.

Restaurant Operating Expenses. Restaurant operating expenses decreased $0.9 million, or 1.9%, to $46.8 million in the first quarter of fiscal 2010 from $47.7 million in the first quarter of fiscal 2009. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 51.3% in the first quarter of fiscal 2010 from 52.2% in the first quarter of fiscal 2009 due to continued reduction in variable costs from initiatives implemented throughout 2009.

Marketing and Advertising. Marketing and advertising expenses decreased $0.3 million, or 10.4%, to $2.5 million in the first quarter of fiscal 2010 from $2.8 million in the first quarter of fiscal 2009. As a percentage of total revenues, marketing and advertising decreased to 2.7% in the first quarter of fiscal 2010 from 3.0% in the first quarter of fiscal 2009.

General and Administrative. General and administrative expenses were essentially flat to prior year at $5.6 million.

Depreciation and Amortization. Depreciation and amortization expense costs decreased $0.2 million, or 5.1%, to $3.9 million in the first quarter of fiscal 2010 from $4.1 million in the first quarter of fiscal 2009. The decrease was due primarily to the sale of our home office building located in Heathrow, Florida in the fourth quarter of fiscal 2009.

Pre-opening Costs. Pre-opening costs were essentially flat to prior year at $0.0 million. There were no new company-owned restaurant openings in the first quarter of fiscal 2010.

Loss on impairment. Loss on impairment decreased to $0.0 million in first quarter of fiscal 2010 from $0.1 million in the first quarter of fiscal 2009. This decrease is due to the closure of the Ruth’s Chris Steak House location in San Juan, Puerto Rico, on February 28, 2009 due to lease term expiration in February 2009.

Restructuring benefit. Restructuring benefit increased to $0.6 million in the first quarter of fiscal 2010 from $0.0 million in the first quarter of fiscal 2009 due to the correction of an immaterial prior year error in estimating lease exit costs.

Loss on the disposal of property and equipment, net. Loss on the disposal of property and equipment was essentially flat to prior year at $0.0 million.

Interest Expense. Interest expense decreased $1.0 million, or 41.8%, to $1.3 million in the first quarter of fiscal 2010 from $2.3 million in the first quarter of fiscal 2009. The decrease in expense was due to a decrease in the revolving credit agreement balance and a $0.4 million charge for the write-off of capitalized debts costs related to a credit agreement amendment in the first quarter of fiscal 2009.

Income Tax Expense. Income tax expense increased $0.4 million, or 46.4%, to $1.4 million in the first quarter of fiscal 2010 from a $1.0 million expense in the first quarter of fiscal 2009. The increase in the first quarter of fiscal 2010 is due to an increase in the estimated annual effective tax rate for fiscal 2010 primarily attributable to a decrease in the impact of certain tax credits and deductions as well as an increase in income before taxes. Income tax expense for the current fiscal quarter also includes $0.7 million tax benefit for a correction of an immaterial error related to certain prior year tax credits.

Income from Continuing Operations. Income from continuing operations increased $3.1 million, or 82.3%, to $6.9 million in the first quarter of fiscal 2010 from $3.8 million in the first quarter of fiscal 2009.

Discontinued Operations, net of Income Tax Benefit. Losses from discontinued operations, net of income tax benefit, increased $0.1 million to $0.2 million in the first quarter of fiscal 2010 compared to $0.1 million in the first quarter of fiscal 2009. These losses relate to our former operations in Naples, Florida and New York, New York.

Liquidity and Capital Resources

Our principal sources of cash during the first fiscal quarter of 2010 were net cash provided by operating activities and proceeds from a private placement transaction and rights offering (see Note 2 to the Financial Statements). Our principal use of cash during the first fiscal quarter of 2010 was debt pay downs. We expect that our principal uses of cash in 2010 will be for capital expenditures on existing restaurants, the construction of one Mitchell’s Fish Market and to pay down debt.

On February 12, 2010, the Company entered into a Second Amendment to First Amended and Restated Credit Agreement. The amendment to the credit agreement reduced the revolving loan commitment to $129.6 million, extended the scheduled maturity of the credit agreement by two years, to February 2015, and provided the Company with a less restrictive set of covenants, which the Company believes will enhance its financial and operating flexibility. Specifically, the amendment provided for no financial covenant testing until the end of fiscal year 2010, provided less restrictive leverage and coverage covenants thereafter, and permanently eliminated the minimum EBITDA covenant. The amendment provided for higher interest rates under the credit facility, with interest rates based on the Company’s actual leverage ratio, ranging from 3.25% to 5.00% above the applicable LIBOR rate or, at the Company’s option, from 2.00% to 3.75% above the applicable base rate.

As of March 28, 2010, the Company had an aggregate of $74 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 4.64%. Under the amended revolving loan commitment, the Company had approximately $52.1 million of borrowings available under its revolving credit facility, net of outstanding letters of credit of approximately $3.5 million.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	13 Weeks Ending
	March 29, 2009	March 28, 2010
	(unaudited)
Net cash provided by (used in):
Operating activities	$6,440	$9,518
Investing activities	(1,442)	(641)
Financing activities	(5,151)	(6,269)

Net increase (decrease) in cash and cash equivalents	$(153)	$2,608

Net cash provided by operating activities was $9.5 million in the first 13 weeks of fiscal 2010, compared to $6.4 million provided in the first 13 weeks of fiscal 2009. The increase in net cash provided by operating activities was due primarily to an increase in net income and to changes in working capital.

Net cash used in investing activities was $0.6 million in the first 13 weeks of fiscal 2010, compared to $1.4 million used in the first 13 weeks of fiscal 2009. This decrease was primarily due to $0.7 million in payments on 2008 restaurant construction made in the first quarter of fiscal 2009.

Net cash used in financing activities was $6.3 million in the first 13 weeks of fiscal 2010, compared to net cash used in financing activities of $5.2 million in the first 13 weeks of fiscal 2009. This change in cash was primarily due to the servicing of debt in the first quarter of fiscal 2010 offset against the net proceeds of the private placement and rights offering (see Note 2 to the Financial Statements). We anticipate paying quarterly cash dividends on the Preferred Stock in fiscal 2010 to the extent permitted by our credit agreement. On April 1, 2010, we paid a Preferred Stock cash dividend of $0.3 million.

Capital expenditures totaled $0.6 million in the first 13 weeks of fiscal 2010, compared to $1.4 million in the first 13 weeks of fiscal 2009. Capital expenditures in the first quarter of fiscal 2010 resulted from $0.5 million in maintenance capital and $0.1 million in new restaurant construction. We anticipate capital expenditures in fiscal 2010 will total approximately $7.0 million to $8.0 million. We expect to open one company-owned Mitchell’s Fish Market in fiscal 2010.

Off-Balance Sheet Arrangements

As of March 28, 2010, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 27, 2009 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first 13 weeks of fiscal 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At March 28, 2010, the Company had $74.0 million of variable rate debt of which $25.0 million has been effectively converted to fixed rates through the use of interest rate swaps. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the first quarter of fiscal 2010 of approximately $0.1 million.

The Company has an interest rate swap to manage its exposure on its debt facility. By using the interest rate swap to economically hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 28, 2010. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2010, to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

Except as discussed below, during the fiscal quarter ending March 28, 2010, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In response to management’s evaluation of the Company’s internal control over financial reporting as of December 27, 2009, which is described in the Company’s Form 10-K, the Company has continued to take remedial measures to strengthen the Company’s controls, including the following: (i) providing increased training for existing accounting professionals involved with the preparation and review of the income tax provision; (ii) refining the current internal review process in an effort to detect and correct errors earlier in the quarter and year end reporting process; and (iii) adding a secondary, external review by a third party with significant income tax provision experience to ensure that items are properly accounted for within the provision.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material changes to the legal proceedings included in the Company’s Form 10-K for the fiscal year ended December 27, 2009. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. While litigation is subject to uncertainties and the outcome of litigated matters is not predictable with assurance, the Company is not aware of any legal proceedings pending or threatened against it that it expects to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.	RISK FACTORS

There are no material changes to the Risk Factors included in the Company’s Form 10-K for the fiscal year ended December 27, 2009. The impact of the circumstances and events described in such Risk Factors could result in significant adverse effects on our financial position, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As described in Note 2 to the Financial Statements above, on February 12, 2010, the Company completed its sale of $25 million of the Company’s Preferred Stock to BRS in a private placement transaction. Additional information regarding the private placement transaction is described in the Company’s Current Report on Form 8-K filed on February 17, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 7, 2010