Form 10-Q
period 2010-09-26
Ruths Hospitality Group, Inc.
filed 2010-11-01
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2010 was 35,151,823, which includes 1,103,000 unvested restricted stock shares.

PART 1 – FINANCIAL INFORMATION

ITEM 1 –	FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share and per share data)

	December 27, 2009	September 26, 2010
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,681	$3,086
Accounts receivable, less allowance for doubtful accounts 2009 - $339; 2010 - $355 (unaudited)	10,079	9,422
Inventory	7,368	6,701
Prepaid expenses and other	1,346	1,416
Deferred income taxes	1,561	1,629

Total current assets	22,035	22,254

Property and equipment, net of accumulated depreciation 2009 - $77,643; 2010 - $89,009 (unaudited)	114,204	107,315
Goodwill	22,097	22,097
Franchise rights	32,200	32,200

Trademarks	13,718	13,718
Other intangibles, net of accumulated amortization 2009 - $1,263; 2010 - $1,628 (unaudited)	7,962	7,596
Deferred income taxes	38,246	37,356
Other assets	3,953	4,652

Total assets	$254,415	$247,188

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,871	$9,160
Accrued payroll	10,286	9,683
Accrued expenses	5,995	5,790
Deferred revenue	27,835	18,712
Other current liabilities	9,101	9,039

Total current liabilities	60,088	52,384

Long-term debt	125,500	67,000
Deferred rent	20,643	22,397
Other liabilities	6,419	6,123

Total liabilities	212,650	147,904

Commitments and contingencies (Note 13)

Series A 10% Redeemable Convertible Preferred Stock, par value $0.01 per share; 25,000 shares authorized, issued and outstanding, liquidation preference of $25,000 at September 26, 2010	—	23,450

Shareholders’ equity (deficit):

Common stock, par value $.01 per share; 100,000,000 shares authorized, 23,606,943 shares issued and outstanding at December 27, 2009 33,976,973 shares issued and outstanding at September 26, 2010	236	339
Additional paid-in capital	173,590	197,785
Accumulated deficit	(132,061)	(122,290)
Treasury stock, at cost; 71,950 shares at December 27, 2009 and September 26, 2010	—	—

Total shareholders’ equity	41,765	75,834

Total liabilities and shareholders’ equity	$254,415	$247,188

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Income - Unaudited

(dollar amounts in thousands, except share and per share data)

	13 Weeks Ending		39 Weeks Ending
	September 27, 2009	September 26, 2010	September 27, 2009	September 26, 2010
Revenues:
Restaurant sales	$73,646	$76,913	$246,770	$251,919
Franchise income	2,367	2,645	7,524	8,358
Other operating income	126	284	2,961	3,231

Total revenues	76,139	79,842	257,255	263,508
Costs and expenses:
Food and beverage costs	21,520	23,040	72,538	74,353
Restaurant operating expenses	41,644	43,155	132,836	134,724
Marketing and advertising	2,011	2,799	8,914	8,224
General and administrative costs	5,374	5,380	16,468	16,304
Depreciation and amortization expenses	4,130	3,839	12,375	11,583
Pre-opening costs	—	38	16	384
Loss on impairment	—	—	286	—
Restructuring expense (benefit)	419	—	419	(1,683)
Loss on the disposal of property and equipment, net	87	—	1,020	—

Operating income	954	1,591	12,383	19,619

Other income (expense):
Interest expense, net	(1,926)	(1,000)	(6,060)	(3,318)
Other	(59)	(2)	359	(145)

Income (loss) from continuing operations before income tax expense (benefit)	(1,031)	589	6,682	16,156
Income tax expense (benefit)	(113)	235	1,203	3,749

Income (loss) from continuing operations	(918)	354	5,479	12,407
Loss on discontinued operations, net of income tax benefit	36	120	363	1,081

Net income (loss)	$(954)	$234	$5,116	$11,326

Preferred stock dividends	—	$623	—	$1,555
Accretion of preferred stock redemption value	—	$88	—	$220

Net income (loss) available to preferred and common shareholders	$(954)	$(477)	$5,116	$9,551

Basic earnings (loss) per common share:
Continuing operations	$(0.04)	$(0.01)	$0.23	$0.27
Discontinued operations	—	—	(0.01)	(0.03)

Basic earnings (loss) per share	$(0.04)	$(0.01)	$0.22	$0.24

Diluted earnings (loss) per common share:
Continuing operations	$(0.04)	$(0.01)	$0.23	$0.27
Discontinued operations	—	—	(0.01)	(0.03)

Diluted earnings (loss) per share	$(0.04)	$(0.01)	$0.22	$0.24

Shares used in computing net income per common share:
Basic	23,603,180	33,975,061	23,552,830	32,025,538

Diluted	23,603,180	33,975,061	23,711,674	39,380,308

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

for the Thirty-nine Weeks ended September 26, 2010

Unaudited

(dollar and share amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Shareholders’ Equity (Deficit)
	Shares	Value			Shares	Value

Balance at December 27, 2009	23,607	$236	$173,590	$(132,061)	72	$—	$41,765

Net income	—	—	—	11,326	—	—	11,326

Preferred stock dividends	—	—	—	(1,555)	—	—	(1,555)
Issuance of common stock from rights offering	10,147	102	25,267				25,369

Cost of common stock issuance	—	—	(2,051)	—	—	—	(2,051)

Accretion of preferred stock redemption value	—	—	(220)	—	—	—	(220)

Shares issued under stock option plan including tax effects	223	1	124	—	—	—	125

Stock-based income tax adjustments to equity	—	—	(436)	—	—	—	(436)

Stock-based compensation	—	—	1,511	—	—	—	1,511

Balance at September 26, 2010	33,977	$339	$197,785	$(122,290)	72	$—	$75,834

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Unaudited

(dollar amounts in thousands)

	39 Weeks Ending
	September 27, 2009	September 26, 2010
Cash flows from operating activities:
Net income	$5,116	$11,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,375	11,583
Deferred income taxes	(180)	385
Non-cash interest expense	924	582
Loss on the disposal of property and equipment, net	1,020	—
Loss on impairment	286	—
Amortization of below market lease	148	148
Restructuring expense (benefit)	419	(1,683)
Stock-based compensation expense	1,633	1,511

Changes in operating assets and liabilities:
Accounts receivable	5,219	657
Inventories	1,822	667
Prepaid expenses and other	254	(70)
Other assets	119	110
Accounts payable and accrued expenses	(4,296)	2,451
Deferred revenue	(8,561)	(9,123)
Deferred rent	365	1,754
Other liabilities	(1,354)	(296)

Net cash provided by operating activities	15,309	20,002

Cash flows from investing activities:
Acquisition of property and equipment	(3,274)	(4,430)
Proceeds from sale of property and equipment	780	—

Net cash used in investing activities	(2,494)	(4,430)

Cash flows from financing activities:
Principal repayments on long-term debt	(13,250)	(60,000)
Proceeds from long-term debt	1,500	1,500
Proceeds from issuance of common stock	—	25,369
Proceeds from the issuance of Series A 10% redeemable convertible preferred stock	—	25,000
Income tax benefits credited to equity upon exercise of stock options	24	68
Proceeds from exercise of stock options	16	57
Dividend payments	—	(952)
Equity offering costs	—	(3,820)
Deferred financing costs	(2,333)	(1,389)

Net cash used in financing activities	(14,043)	(14,167)

Net (decrease) increase in cash and cash equivalents	(1,228)	1,405

Cash and cash equivalents at beginning of period	3,876	1,681

Cash and cash equivalents at end of period	$2,648	$3,086

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$6,426	$3,562
Income taxes	$1,106	997

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(dollar amounts in thousands, except share and per share data)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (together, the “Company”) as of September 26, 2010, and December 27, 2009, and for the quarter and thirty-nine weeks ended September 26, 2010 and September 27, 2009, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the fiscal quarters ended September 26, 2010 and September 27, 2009 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2009.

The Company operates on a 52 or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended September 26, 2010 and September 27, 2009 each contained 13 weeks and are referred to herein as the third quarter of fiscal 2010 and the third quarter of fiscal 2009, respectively.

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

Newly Adopted Accounting Pronouncements

Effective December 28, 2009, the Company adopted amendments in Accounting Standards Update 2010-06 (“ASU 2010-06”) requiring new fair value disclosures. Entities are required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and describe the reasons for the transfers. Entities are also required to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, entities must provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about the valuation techniques used in determining fair value for Level 2 or Level 3 measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross basis reconciliation for the Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements. There were no transfers between Level 1 and Level 2 measurements in the fair value hierarchy during the third fiscal quarter of 2010.

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

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar amounts in thousands, except share and per share data)

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

In connection with the closing of these transactions, the Company entered into a Registration Rights Agreement, dated February 12, 2010, with BRS (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company agreed to provide certain customary registration rights to the common stock issuable upon conversion of the Preferred Stock of the Company. The Company is required to file an initial shelf registration statement for the benefit of the Preferred Stock holders within nine months of the issuance of the Preferred Stock and such registration statement is required to be declared effective by the SEC prior to the first anniversary of the closing. In addition, following the first anniversary of the closing, the holder is entitled to three demand registration rights on Form S-3 and piggyback registration rights if the Company files a registration statement with respect to any shares of the Company’s common stock or with respect to a public offering (subject to customary restrictions and exceptions). In addition, if the Company breaches certain of its obligations under the Registration Rights Agreement (including any of those related to the requirement to timely file registration statements and include the common stock issuable upon conversion of the Preferred Stock in any applicable registration statement), the dividend rate on the Preferred Stock will increase from 10% to 11% until the breach is cured. The Company believes based on recent discussions with BRS that the Registration Rights Agreement will be amended to allow for an extension of time to comply with the shelf registration filing requirements.

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

•

Borrowings under the senior credit facility as of September 26, 2010 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

•

The fair values of interest rate swap assets and liabilities were estimated by the Company based on information provided by the bank counterparties that is model-driven and whose inputs include the net present value of a series of cash flows on both the fixed and floating legs of the swap.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar amounts in thousands, except share and per share data)

The Company’s financial instruments measured at fair value on a recurring basis subject to the disclosure requirements of Topic 820 as of September 26, 2010 and December 27, 2009 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of September 26, 2010 (unaudited)
Interest rate swap liability	$—	$—	$—	$—

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 27, 2009
Interest rate swap liability	$—	$797	$—	$797

In accordance with “Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets,” FASB Accounting Standards Codification Topic 360-10 (Topic 360-10), long lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value of long-lived assets is generally determined based on discounted future cash flows generated by these assets using a market adjusted discount rate.

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

Based upon the Company’s review, there were no triggering events in the third fiscal quarter of 2010, which would require an impairment evaluation for long-lived assets, goodwill, franchise rights and trademarks.

(4) Long-term Debt

On February 26, 2009, the Company signed a first amendment to its Amended and Restated Credit Facility reducing the revolving loan commitment from $250.0 million to $175.0 million, with additional reductions scheduled through the final maturity date of February 19, 2013. The amendment decreased the Fixed Charge Coverage Ratio and increased the maximum Consolidated Leverage Ratio, in each case beginning with the fourth quarter of 2008 and continuing through the third quarter of 2010, after which these two covenants reset to their original levels. The amendment increased the interest rates applicable to borrowings based on the Company’s actual leverage ratio, ranging from 2.50% to 4.25% above the applicable LIBOR rate or, at the Company’s option, from 1.25% to 3.00% above the applicable base rate. At the time of the amendment, unamortized deferred costs related to the Company’s credit agreement of $0.4 million were written off.

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

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar amounts in thousands, except share and per share data)

As of September 26, 2010, the Company had an aggregate of $67 million of outstanding indebtedness under its amended credit facility at a weighted average interest rate of 4.53%. Under the amended revolving loan commitment, the Company had approximately $58.7 million of borrowings available under its revolving credit facility, net of outstanding letters of credit of approximately $3.9 million. The Company is required to maintain certain financial covenants and is also subject to several restrictive covenants under its borrowings. The restrictive covenants include, but are not limited to, covenants that, subject to exceptions: (1) prohibit the Company and its subsidiaries from incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibit the Company and its subsidiaries from creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limit the Company’s ability and its subsidiaries’ ability to enter into joint ventures, acquisitions, and other investments; (4) prohibit the Company and its subsidiaries from directly or indirectly creating or becoming liable with respect to any contingent liabilities; and (5) restrict the Company and its subsidiaries from directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Company’s obligations under the senior credit facility are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. Under this amendment, the Company is not required to submit a certificate of compliance until the fourth quarter of fiscal 2010.

(5) Redeemable Convertible Preferred Stock

The Company issued 25,000 shares of Preferred Stock in the private placement transaction described in Note 2 for $23.2 million, net of approximately $1.8 million in closing and issuance costs. The Preferred Stock is classified on the balance sheet as temporary shareholders’ equity as of September 26, 2010 since the shares have certain conditions that allow the holder to redeem the Preferred Stock for cash and for which redemption is not solely within the control of the Company.

Each share of the Preferred Stock has an initial liquidation preference of $1,000. The holders of the Preferred Stock are entitled to quarterly dividends accruing at a 10% annual rate payable on the following dates: January 1, April 1, July 1 and October 1. Any unpaid dividends are added to the liquidation preference and compound on the subsequent dividend payment dates. The Preferred Stock also has certain participation features that require additional Preferred Stock dividends in the event a cash dividend or other distribution in cash has been declared on the Company’s common stock. The Company’s credit agreement limits the amount of dividends the Company may pay annually to $1.0 million. The Company received a waiver of the annual $1.0 million dividend limit for purposes of paying the dividend due on October 1, 2010. During the third fiscal quarter of 2010, Preferred Stock dividends of $0.6 million were declared and accrued as a reduction of net income available to preferred and common shareholders. The Preferred Stock cash dividend was paid on October 1, 2010.

The Preferred Stock is also convertible, under certain circumstances, into the number of shares of the Company’s common stock equal to the quotient of the liquidation preference, including accrued dividends, divided by the conversion price. The conversion price was initially set at $2.90 per share, and is subject to change based on certain customary anti-dilution provisions. Using the liquidation preference of $25.0 million as of September 26, 2010, a conversion of Preferred Stock into the Company’s common stock would result in the issuance of 8,620,690 additional common shares. The Preferred Stock is convertible at any time, at the option of the holders. The Company has the option to convert the Preferred Stock, in whole or in part, after February 12, 2012 if the closing price of the Company’s common stock equals or exceeds 225% of the then applicable conversion price for a period of 20 trading days over any 30 consecutive trading day period.

At the option of the Company, the Preferred Stock may be redeemed on or after February 12, 2015 without regard to the Company’s stock price. The Company shall not be permitted to redeem less than all of the outstanding shares of the Preferred Stock if such partial redemption would result in the holder holding more than 0% and less than 5% of the Company’s voting securities. At the option of the holders, the Preferred Stock may be redeemed on or after February 12, 2017. The redemption price per share will equal the liquidation preference, including any accrued dividends. In accordance with FASB Accounting Standards Codification (“ASC”) Topic 480-10-S99, the Company will accrete the carrying value of Preferred Stock to its redemption value of $25 million from the date of issuance to the earliest redemption date, February 12, 2015. During the third fiscal quarter of 2010, the Preferred Stock carrying value increased $0.1 million for the accretion in redemption value.

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

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar amounts in thousands, except share and per share data)

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

In addition, for so long as BRS owns shares of Preferred Stock representing at least 5% of the total voting securities of the Company: (i) BRS, voting as a separate class to the exclusion of the holders of common stock, shall be entitled to elect a director to serve on the Company’s Board, provided that such director is a current employee (and remains a current employee) of BRS, and (ii) the Company shall not, without the consent of BRS, increase the size of the Board of Directors to more than eight (8) persons.

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

Under the 2000 Stock Option Plan, there are 51,777 shares of common stock issuable upon exercise of currently outstanding options as of September 26, 2010 and 675,766 shares available for future grants. No future grants are expected to be made under the 2000 Stock Option Plan.

Under the 2005 Equity Incentive Plan, as amended, there were 1,824,722 shares of common stock issuable upon exercise of currently outstanding options awards, as well as 1,103,000 of unvested restricted stock awards, as of September 26, 2010, and 484,133 shares available for future grants. Total stock compensation expense recognized for the thirty-nine weeks ended September 26, 2010 and September 27, 2009 was $1.5 million and $1.6 million, respectively.

(7) Earnings Per Share

For the thirteen and thirty-nine weeks ended September 26, 2010, basic earnings per common share is computed under the two-class method as provided in “Earnings Per Share,” FASB Accounting Standards Codification Topic 260 (Topic 260). Under the two-class method, a portion of net income is allocated to participating securities, such as the Company’s Preferred Stock, and therefore is excluded from the calculation of basic earnings per share allocated to common shares. Diluted earnings per common share for thirteen and thirty-nine weeks ended September 26, 2010 is computed by dividing the net income available to preferred and common shareholders for the period by the weighted average number of common and potential common shares outstanding during the period. Net income, in both the basic and diluted earnings per common share calculations, is reduced by the Company’s Preferred Stock dividends and accretion of the Company’s Preferred Stock to its redemption value.

There were no participating securities for the thirteen and thirty-nine weeks ended September 27, 2009 because the Company’s Preferred Stock was not issued until 2010. Basic earnings per share was calculated by dividing net income by the weighted average number of common shares outstanding during the period, while diluted earnings per share was computed by dividing the net income for the period by the weighted average number of common and potential shares outstanding during the period.

For the thirteen and thirty-nine weeks ended September 26, 2010, options to purchase 1,421,420, and 1,392,189 shares, respectively, of the Company’s common stock at weighted average exercise prices of $3.83 and $4.11 per share, respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were anti-dilutive.

For the thirteen and thirty-nine weeks ended September 27, 2009, options to purchase 2,563,543, and 2,351,643 shares, respectively, of the Company’s common stock at weighted average exercise prices of $10.63 and $10.56 per share, respectively, were not included in the calculation of weighted average shares for diluted earnings per share because their effects were anti-dilutive.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar amounts in thousands, except share and per share data)

The following table sets forth the computation of basic earnings per common share:

	13 Weeks Ending		39 Weeks Ending
	September 27, 2009	September 26, 2010	September 27, 2009	September 26, 2010
	(unaudited)		(unaudited)
Income (loss) from continuing operations	$(918)	$354	$5,479	$12,407
Loss on discontinued operations, net of income tax benefit	36	120	363	1,081

Net income (loss)	$(954)	$234	$5,116	$11,326
Preferred stock dividends	—	623	—	1,555
Accretion of preferred stock redemption value	—	88	—	220

Undistributed net income (loss)	$(954)	$(477)	$5,116	$9,551
Undistributed net income allocated to preferred shareholders	—	—	—	1,741

Net income (loss) available to common shareholders	$(954)	$(477)	$5,116	$7,810

Shares:
Weighted average number of common shares outstanding - basic	23,603,180	33,975,061	23,552,830	32,025,538

Basic earnings (loss) per common share:
Continuing operations	$(0.04)	$(0.01)	$0.23	$0.27
Discontinued operations	—	—	(0.01)	(0.03)

Basic earnings (loss) per common share	$(0.04)	$(0.01)	$0.22	$0.24

The following table sets forth the computation of diluted earnings per share:

	13 Weeks Ending		39 Weeks Ending
	September 27, 2009	September 26, 2010	September 27, 2009	September 26, 2010
	(unaudited)		(unaudited)
Income (loss) from continuing operations	$(918)	$354	$5,479	$12,407
Loss on discontinued operations, net of income tax benefit	36	120	363	1,081

Net income (loss)	$(954)	$234	$5,116	$11,326
Preferred stock dividends	—	623	—	1,555
Accretion of preferred stock redemption value	—	88	—	220

Net income (loss) available to preferred and common shareholders	$(954)	$(477)	$5,116	$9,551

Shares:
Weighted average number of common shares outstanding - basic	23,603,180	33,975,061	23,552,830	32,025,538
Dilutive stock options	—	—	158,844	218,228
Dilutive convertible preferred stock	—	—	—	7,136,542

Weighted-average number of common shares outstanding - diluted	23,603,180	33,975,061	23,711,674	39,380,308

Diluted earnings (loss) per common share:
Continuing operations	$(0.04)	$(0.01)	$0.23	$0.27
Discontinued operations	—	—	(0.01)	(0.03)

Diluted earnings (loss) per common share	$(0.04)	$(0.01)	$0.22	$0.24

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar amounts in thousands, except share and per share data)

(8) Franchise Income

The Company currently has 67 Ruth’s Chris Steak House franchise locations, including 14 international locations. Franchise income includes opening and development fees and income generated from existing franchise locations. The Company records franchise income separately in the condensed consolidated statements of income.

	13 Weeks Ending		39 Weeks Ending
	September 27 2009	September 26, 2010	September 27 2009	September 26, 2010
	(unaudited)		(unaudited)
Franchise activity during the period:
Opened	2	0	4	1
Closed	1	0	3	0

Franchise income:
Income from existing franchise locations	$2,317	$2,645	$7,349	$8,238
Opening and development fee income	50	—	175	120

Total franchise income:	$2,367	$2,645	$7,524	$8,358

(9) Marketing and Advertising

Marketing and advertising expenses for the quarter and thirty-nine weeks ended September 26, 2010 were $2.8 million and $8.2 million, respectively. Included in the total marketing and advertising expenses for the quarter and thirty-nine weeks ended September 26, 2010 were advertising expenses of approximately $2.0 million and $5.6 million, respectively. Marketing and advertising expenses for the quarter and thirty-nine weeks ended September 27, 2009 were $2.0 million and $8.9 million, respectively. Included in the total marketing and advertising expenses for the quarter and thirty-nine weeks ended September 27, 2009 were advertising expenses of approximately $0.9 million and $5.7 million, respectively. All advertising expenses are expensed as incurred.

(10) Restructuring

The details of the restructuring charges are as follows:

	One-time termination benefits	Lease obligations	Total restructuring
Accrued restructuring as of December 27, 2009	$6	$2,885	$2,891
Payments	(6)	—	(6)
Adjustments		(1,683)	(1,683)

Accrued restructuring as of September 26, 2010 (unaudited)	$—	$1,202	$1,202

The Company has accrued lease exit costs related to locations for which a lease was signed and the Company subsequently decided not to open a restaurant. The Company recorded a $1.7 million reduction in accrued restructuring costs during the thirty-nine weeks ended September 26, 2010. The reduction in the liability included a $0.6 million correction of an immaterial prior year error in the first quarter of fiscal 2010 and a $0.9 million release from liability by a developer in the second quarter of fiscal 2010. The remaining accrued restructuring balance of $1.2 million is based on management’s estimate of the fair value of the lease exit costs, and is included in other current liabilities on the accompanying condensed consolidated balance sheets. However, it is reasonably possible that factors could change in the near term that would result in a change in estimate.

(11) Income Taxes

The effective income tax rate for the quarter and thirty-nine weeks ended September 26, 2010 was 69.7% and 27.9%, respectively, compared to an effective income tax rate of 11.2% and 18.0% for the quarter and thirty-nine weeks ended September 27, 2009. The increase in the estimated annual effective tax rate is primarily attributable to the decrease in the impact of certain tax credits and deductions due to the increase in pre-tax income. Income tax expense for the thirteen weeks ended September 26, 2010 includes a $0.1 million income tax benefit for tax return to provision adjustments. Income tax expense for the thirty-nine weeks ended September 26, 2010 includes a $0.7 million income tax benefit for the correction of an immaterial error related to certain prior year tax credits, and a $0.1 million benefit for the aforementioned tax return to provision adjustments.

The Company accounts for unrecognized tax benefits in accordance with the provisions of “Income Taxes,” FASB Accounting Standards Codification Topic 740 (Topic 740). As of September 26, 2010, the Company’s gross unrecognized tax benefits totaled approximately $0.9 million, of which $0.6 million, if recognized, would impact the effective tax rate. As of December 27, 2009, the Company’s gross unrecognized tax benefits totaled approximately $0.8 million, of which $0.5 million, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the Company’s unrecognized tax benefits within the next 12 months. The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 27, 2009 and September 26, 2010, the Company had accrued approximately $0.2 million for the payment of interest, which is included as a component of the unrecognized tax benefit noted above.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar amounts in thousands, except share and per share data)

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction, many state jurisdictions and Puerto Rico. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for years before 2007 and is no longer subject to state and local or Puerto Rico income tax examinations by tax authorities for years before 2005.

(12) Discontinued Operations

During the third quarter of fiscal 2007, the Company was notified that the replacement tenant in the Manhattan-UN, New York, location was placed in default by the landlord and as a result, the Company resumed lease payments with respect to this property during the third quarter of fiscal 2008. Payments will range from $0.1 million to $0.2 million in the aggregate per fiscal quarter through September 2016. The Company will attempt to sublease the property in order to recover some or all of the future lease payments with respect to the lease. As of September 26, 2010, the Company maintained a contingent lease liability related to this property, included in other current liabilities on the accompanying condensed consolidated balance sheets. The Company accounted for the exit costs in accordance with the provisions of “Exit or Disposal Cost Obligations,” FASB Accounting Standards Codification Topic 420 (Topic 420), which requires that such costs be expensed in the periods whereby such costs are incurred. All of the losses incurred with respect to this location are included in discontinued operations in the accompanying consolidated statements of income.

During the third quarter of fiscal 2009, the Company made the decision to close the company-owned Ruth’s Chris Steak House restaurant in Naples, Florida. As of September 26, 2010, the Company maintained a liability for lease exit costs, included in other current liabilities on the accompanying condensed consolidated balance sheets, in accordance with the provisions of Topic 420. All of the losses incurred with respect to this location are included in discontinued operations in the accompanying consolidated statements of income.

The Company accounts for its closed restaurants in accordance with the provisions of Topic 360-10. Therefore, when a restaurant is closed, and the restaurant is either held for sale or abandoned, the restaurant’s operations are eliminated from the ongoing operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, are reclassified. The loss on discontinued operations for the thirty-nine weeks ended September 26, 2010, included a $1.1 million charge for a change in estimate of lease exit costs

Discontinued operations consist of the following:

	13 Weeks Ending		39 Weeks Ending
	September 27, 2009	September 26, 2010	September 27, 2009	September 26, 2010
	(unaudited)		(unaudited)
Revenues	$—	$—	$716	$—

Loss before income tax	(40)	(182)	(443)	(1,635)

Loss on discontinued operations, net of income tax benefit	(36)	(120)	(363)	(1,081)

(13) Commitments and Contingencies

The Company is subject to various claims, legal actions and other matters arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

(14) Correction to Previously Reported Amounts

The consolidated statements of income for the thirteen and thirty-nine weeks ended September 27, 2009, have been revised to correct an immaterial error in the accounting for sales discounts, which should have been recorded as a reduction of sales instead of as operating expenses.

When reviewing the previously reported quarterly condensed consolidated statement of income in comparison to those reported in the Condensed Consolidated Statements of Income (unaudited) for the third quarter ended September 27, 2009, restaurant sales decreased by $2.0 million, other operating income increased by $0.3 million, restaurant operating expenses decreased by $1.8 million, marketing and advertising increased by $0.2 million and general and administrative expenses decreased by $0.1 million for the thirteen weeks ended September 27, 2009.

When reviewing the previously reported quarterly condensed consolidated statement of income in comparison to those reported in the Condensed Consolidated Statements of Income (unaudited) for the thirty-nine weeks ended September 27, 2009, restaurant sales decreased by $7.0 million, other operating income increased by $1.0 million, restaurant operating expenses decreased by $6.5 million, marketing and advertising increased by $0.7 million and general and administrative expenses decreased by $0.2 million for the thirty-nine weeks ended September 27, 2009.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollar amounts in thousands, except share and per share data)

The reclassifications had no impact on previously reported operating income, net income or earnings per share amounts for the fiscal quarter and thirty-nine weeks ended September 27, 2009.

(15) Subsequent Event

The Company has evaluated subsequent events through the date the financial statements were issued and has determined that there were no subsequent events required to be disclosed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; general economic conditions in the United States and globally; the Company’s ability to realize the anticipated benefits of acquired restaurants; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating the Company’s employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; the Company’s ability to protect the Company’s name and logo and other proprietary information; the impact of litigation; the restrictions imposed by the Company’s credit agreement; failure of internal controls over financial reporting; and the portion of voting power controlled by one principal stockholder. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2009 filed by us, as well as the Company’s other filings with the SEC, all of which are available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us”, or “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries. Ruth’s Hospitality Group, Inc. is a Delaware corporation formerly known as Ruth’s Chris Steak House, Inc., and was founded in 1965.

Overview

We are a leading restaurant company focused on the upscale dining segment. As of September 26, 2010, there were 131 Ruth’s Chris Steak House restaurants, of which 64 were company-owned and 67 were franchisee-owned, including 14 international franchisee-owned restaurants in Aruba, Mexico, Hong Kong, Taiwan, Japan, Canada and the United Arab Emirates.

As of September 26, 2010, there were 20 company-owned Mitchell’s Fish Market locations operating under the names of Mitchell’s Fish Market and Columbus Fish Market, and three Cameron’s Steakhouses operating under the names of Cameron’s Steakhouse and Mitchell’s Steakhouse.

The following table summarizes the changes in the number of Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse company-operated and franchised restaurants during the thirteen and thirty-nine weeks ending September 26, 2010:

	13 Weeks Ending September 26, 2010			39 Weeks Ending September 26, 2010
	Company	Franchised	Total	Company	Franchised	Total
Ruth’s Chris Steak House
Beginning of period	64	67	131	64	66	130
New	—	—	—	—	1	1
Closed	—	—	—	—	—	—

End of period	64	67	131	64	67	131

% of total	49%	51%	100%	49%	51%	100%

	Company	Franchised	Total	Company	Franchised	Total
Mitchell’s Fish Market
Beginning of period	20	—	20	19	—	19
New	—	—	—	1	—	1
Closed	—	—	—	—	—	—

End of period	20	—	20	20	—	20

% of total	100%	0%	100%	100%	0%	100%

	Company	Franchised	Total	Company	Franchised	Total
Cameron’s Steakhouse
Beginning of period	3	—	3	3	—	3
New	—	—	—	—	—	—
Closed	—	—	—	—	—	—

End of period	3	—	3	3	—	3

	100%	0%	100%	100%	0%	100%

Consolidated

Total system	87	67	154	87	67	154

% of total	56%	44%	100%	56%	44%	100%

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

	13 Weeks Ending		39 Weeks Ending
	September 27, 2009	September 26, 2010	September 27, 2009	September 26, 2010
Revenues:
Restaurant sales	96.7%	96.3%	95.9%	95.6%
Franchise income	3.1%	3.3%	2.9%	3.2%
Other operating income	0.2%	0.4%	1.2%	1.2%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	29.2%	30.0%	29.4%	29.5%
Restaurant operating expenses (percentage of restaurant sales)	56.5%	56.1%	53.8%	53.5%
Marketing and advertising	2.6%	3.5%	3.5%	3.1%
General and administrative costs	7.1%	6.7%	6.4%	6.2%
Depreciation and amortization expenses	5.4%	4.8%	4.8%	4.4%
Pre-opening costs	—	—	—	0.1%
Loss on impairment	—	—	0.1%	—
Restructuring expense (benefit)	0.6%	—	0.2%	(0.6%)
Loss on the disposal of property and equipment, net	0.1%	—	0.4%	—

Operating income	1.3%	2.0%	4.8%	7.4%

Other income (expense):
Interest expense, net	(2.5%)	(1.3%)	(2.4%)	(1.3%)
Other	(0.1%)	—	0.1%	(0.1%)

Income (loss) from continuing operations before income tax expense (benefit)	(1.3%)	0.7%	2.5%	6.0%

Income tax expense (benefit)	(0.1%)	0.3%	0.5%	1.4%

Income (loss) from continuing operations	(1.2%)	0.4%	2.0%	4.6%
Discontinued operations, net of income tax benefit	—	0.2%	0.1%	0.4%

Net income (loss)	(1.2%)	0.2%	1.9%	4.2%

Preferred stock dividends	—	0.8%	—	0.6%
Accretion of preferred stock redemption value	—	0.1%	—	0.1%

Net income (loss) available to preferred and common shareholders	(1.2%)	(0.7%)	1.9%	3.5%

Third quarter ended September 26, 2010 (13 weeks) compared to third quarter ended September 27, 2009 (13 weeks)

Restaurant Sales. Restaurant sales increased $3.3 million, or 4.4%, to $76.9 million in the third quarter of fiscal 2010 from $73.6 million in the third quarter of fiscal 2009. Company-owned comparable restaurant sales for Ruth’s Chris Steak House increased 4.9%. This increase was primarily due to an entrée increase of 5.3% and a decrease in average check of 0.3%. Company-owned comparable restaurant sales for Mitchell’s Fish Market decreased 2.8%, which consisted of an entrée decrease of 2.5% and a decrease in average check of 0.3%.

Franchise Income. Franchise income increased $0.2 million, or 8.3%, to $2.6 million in the third quarter of fiscal 2010 from $2.4 million in the third quarter of fiscal 2009. The increase was driven primarily by an increase in comparable franchise-owned restaurant sales of 6.8%

Other Operating Income. Other operating income increased $0.2 million, or 200%, to $0.3 million in the third quarter of fiscal 2010 from $0.1 million in the third quarter of fiscal 2009.

Food and Beverage Costs. Food and beverage costs increased $1.5 million, or 7.0%, to $23.0 million in the third quarter of fiscal 2010 from $21.5 million in the third quarter of fiscal 2009. As a percentage of restaurant sales, food and beverage costs increased to 30.0% in the third quarter of fiscal 2010 from 29.2% in the third quarter of fiscal 2009. This increase in food and beverage costs as a percentage of restaurant sales was primarily due to unfavorable beef, produce and dairy costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.6 million, or 3.8%, to $43.2 million in the third quarter of fiscal 2010 from $41.6 million in the third quarter of fiscal 2009. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 56.1% in the third quarter of fiscal 2010 from 56.5% in the third quarter of fiscal 2009 primarily due to leveraging higher comparable restaurant sales.

Marketing and Advertising. Marketing and advertising expenses increased $0.8 million, or 40.0%, to $2.8 million in the third quarter of fiscal 2010 from $2.0 million in the third quarter of fiscal 2009. As a percentage of total revenues, marketing and advertising increased to 3.5% in the third quarter of fiscal 2010 from 2.6% in the third quarter of fiscal 2009 primarily due to an increased level of national radio advertising.

General and Administrative. General and administrative in the third quarter of fiscal 2010 was essentially flat to the third quarter of fiscal 2009 at $5.4 million.

Depreciation and Amortization. Depreciation and amortization expense costs decreased $0.3 million, or 7.3%, to $3.8 million in the third quarter of fiscal 2010 from $4.1 million in the third quarter of fiscal 2009. The decrease was due primarily to the sale of our home office building located in Heathrow, Florida in the fourth quarter of fiscal 2009.

Restructuring Benefit. Restructuring expenses decreased to $0.0 million in the third quarter of fiscal 2010 from $0.4 million in the third quarter of fiscal 2009. The $0.4 million restructuring expense in 2009 was related to lease termination charges for two restaurant locations.

Loss on the Disposal of Property and Equipment, net. Loss on the disposal of property and equipment decreased to $0.0 million in the third quarter of fiscal 2010 from $0.1 million in the third quarter of fiscal 2009.

Interest Expense. Interest expense decreased $0.9 million, or 47.4%, to $1.0 million in the third quarter of fiscal 2010 from $1.9 million in the third quarter of fiscal 2009. The decrease in expense was primarily due to a decrease in our borrowings under the revolving credit agreement.

Income Tax Expense. Income tax expense increased $0.3 million or 300% to $0.2 million in the third quarter of fiscal 2010 from a $0.1 million benefit in the third quarter of fiscal 2009. The increase is due to an increase in the estimated annual effective rate for fiscal 2010 generated from a decrease in the impact of federal tax credits due to the increase in pre-tax income.

Income from Continuing Operations. Income from continuing operations increased $1.3 million to $0.4 million in the third quarter of fiscal 2010 from a $0.9 million loss in the third quarter of fiscal 2009.

Discontinued Operations, net of Income Tax Benefit. Losses from discontinued operations, net of income tax benefit, increased $0.1 million to $0.1 million in the third quarter of fiscal 2010 compared to $0.0 million in the third quarter of fiscal 2009. These losses relate to our former operations in New York, New York, and Naples, Florida.

Net Loss Available to Preferred and Common Shareholders. Net loss available to preferred and common shareholders decreased $0.5 million to $0.5 million in the third quarter of fiscal 2010 from a $1.0 million loss in the third quarter of fiscal 2009. Net loss available to preferred and common shareholders in the third quarter of fiscal 2010 included charges for preferred stock dividends of $0.6 million and accretion of preferred stock redemption value of $0.1 million.

Thirty-nine weeks ended September 26, 2010 compared to thirty-nine weeks ended September 27, 2009

Restaurant Sales. Restaurant sales increased $5.1 million, or 2.1%, to $251.9 million in the first thirty-nine weeks of fiscal 2010 from $246.8 million in the first thirty-nine weeks of fiscal 2009. Company-owned comparable restaurant sales for Ruth’s Chris Steak House increased 2.2%. This increase was primarily due to an entrée increase of 3.3% and a decrease in average check of 1.1%. Company-owned comparable restaurant sales for Mitchell’s Fish Market increased 0.2%. This increase was primarily due to an entrée increase of 1.0% and a decrease in average check of 0.8%.

Franchise Income. Franchise income increased $0.9 million, or 12.0%, to $8.4 million in the first thirty-nine weeks of fiscal 2010 from $7.5 million in the first thirty-nine weeks of fiscal 2009. The increase was driven primarily by an increase in comparable franchise-owned restaurant sales of 4.8%

Other Operating Income. Other operating income increased $0.2 million, or 6.7%, to $3.2 million in the first thirty-nine weeks of fiscal 2010 from $3.0 million in the first thirty-nine weeks of fiscal 2009.

Food and Beverage Costs. Food and beverage costs increased $1.9 million, or 2.6%, to $74.4 million in the first thirty-nine weeks of fiscal 2010 from $72.5 million in the first thirty-nine weeks of fiscal 2009. As a percentage of restaurant sales, food and beverage costs increased to 29.5% in the first thirty-nine weeks of fiscal 2010 from 29.4% in the first thirty-nine weeks of fiscal 2009. This increase in food and beverage costs as a percentage of restaurant sales is primarily due to unfavorable beef, produce and dairy costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.9 million, or 1.4%, to $134.7 million in the first thirty-nine weeks of fiscal 2010 from $132.8 million in the first thirty-nine weeks of fiscal 2009. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 53.5% in the first thirty-nine weeks of fiscal 2010 from 53.8% in the first thirty-nine weeks of fiscal 2009 due to leveraging higher comparable restaurant sales.

Marketing and Advertising. Marketing and advertising expenses decreased $0.7 million, or 7.9%, to $8.2 million in the first thirty-nine weeks of fiscal 2010 from $8.9 million in the first thirty-nine weeks of fiscal 2009. As a percentage of total revenues, marketing and advertising decreased to 3.1% in the first thirty-nine weeks of fiscal 2010 from 3.5% in the first thirty-nine weeks of fiscal 2009 due to a reduced level of national radio and regional television advertising.

General and Administrative. General and administrative costs decreased $0.2 million, or 1.2%, to $16.3 million in the first thirty-nine weeks of fiscal 2010 from $16.5 million in the first thirty-nine weeks of fiscal 2009. General and administrative costs as a percentage of total revenues decreased to 6.2% in the first thirty-nine weeks of fiscal 2010 from 6.4% in the first thirty-nine weeks of fiscal 2009.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.8 million, or 6.5%, to $11.6 million in the first thirty-nine weeks of fiscal 2010 from $12.4 million in the first thirty-nine weeks of fiscal 2009. The decrease was due primarily to the sale of our home office building located in Heathrow, Florida in the fourth quarter of fiscal 2009.

Pre-opening Costs. Pre-opening costs increased to $0.4 million in the first thirty-nine weeks of fiscal 2010 from $0.0 million in the first thirty-nine weeks of fiscal 2009. This increase was due to the opening of a Mitchell’s Fish Market in Winter Park, Florida, in June 2010.

Loss on Impairment. Loss on impairment decreased to $0.0 million in the first thirty-nine weeks of fiscal 2010 from $0.3 million in the first thirty-nine weeks of fiscal 2009. This decrease was due to impairment charges related to the closure of the Ruth’s Chris Steak House location in San Juan, Puerto Rico, on February 28, 2009, due to an expired lease term in February 2009.

Restructuring Benefit. Restructuring benefit increased to $1.7 million in the first thirty-nine weeks of fiscal 2010 from a $0.4 million expense in the first thirty-nine weeks of fiscal 2009. The $1.7 million restructuring benefit in the first thirty-nine weeks of fiscal 2010 was due to a release from liability by a developer where lease exit costs were previously recognized and the correction of an immaterial prior year error in estimating lease exit costs. The $0.4 million restructuring expense in 2009 was related to lease termination charges for two restaurant locations.

Loss on the Disposal of Property and Equipment, net. Loss on the disposal of property and equipment decreased to $0.0 million in the first thirty-nine weeks of fiscal 2010 from $1.0 million in the first thirty-nine weeks of fiscal 2009.

Interest Expense. Interest expense decreased $2.8 million, or 45.9%, to $3.3 million in the first thirty-nine weeks of fiscal 2010 from $6.1 million in the first thirty-nine weeks of fiscal 2009. The decrease in expense was primarily due to a decrease in our borrowings under the revolving credit agreement.

Income Tax Expense. Income tax expense increased $2.5 million, or 208.3%, to $3.7 million in the first thirty-nine weeks of fiscal 2010 from a $1.2 million expense in the first thirty-nine weeks of fiscal 2009. The increase is due to an increase in the estimated annual effective rate for fiscal 2010 resulting from a decrease in the impact of federal tax credits due to the increase in pre-tax income.

Income from Continuing Operations. Income from continuing operations increased $6.9 million, or 125.5%, to $12.4 million in the first thirty-nine weeks of fiscal 2010 from $5.5 million in the first thirty-nine weeks of fiscal 2009.

Discontinued Operations, net of Income Tax Benefit. Losses from discontinued operations, net of income tax benefit, increased $0.7 million to $1.1 million in the first thirty-nine weeks of fiscal 2010 compared to $0.4 million in the first thirty-nine weeks of fiscal 2009. This increase was primarily due to a charge for a change in estimated lease exit costs. These losses relate to our former operations in New York, New York, and Naples, Florida.

Net Income Available to Preferred and Common Shareholders. Net income available to preferred and common shareholders increased $4.5 million to $9.6 million in the first thirty-nine weeks of fiscal 2010 from $5.1 million in the first thirty-nine weeks of fiscal 2009. Net income available to preferred and common shareholders in the third quarter of fiscal 2010 included charges for preferred stock dividends of $1.6 million and accretion of preferred stock redemption value of $0.2 million.

Liquidity and Capital Resources

Our principal sources of cash during the first thirty-nine weeks of fiscal 2010 were net cash provided by operating activities and proceeds from a private placement transaction and rights offering (see Note 2 to the Financial Statements). Principal uses of cash during the first thirty-nine weeks of fiscal 2010 included the construction of one Mitchell’s Fish Market and the reduction of debt. We expect that our principal use of cash in the future will be for capital expenditures on existing restaurants and to reduce our levels of debt.

On February 12, 2010, the Company entered into a Second Amendment to First Amended and Restated Credit Agreement. The amendment to the credit agreement reduced the revolving loan commitment from $175 million to $129.6 million, extended the scheduled maturity of the credit agreement by two years, to February 2015, and provided the Company with a less restrictive set of covenants, which the Company believes will enhance its financial and operating flexibility. Specifically, the amendment provided for no financial covenant testing until the end of fiscal year 2010, provided less restrictive leverage and coverage covenants thereafter, and permanently eliminated the minimum EBITDA covenant. The amendment provided for higher interest rates under the credit facility, with interest rates based on the Company’s actual leverage ratio, ranging from 3.25% to 5.00% above the applicable LIBOR rate or, at the Company’s option, from 2.00% to 3.75% above the applicable base rate.

As of September 26, 2010, the Company had an aggregate of $67 million of outstanding indebtedness under its amended and restated credit facility at a weighted average interest rate of 4.53%. Under the amended revolving loan commitment, the Company had approximately $58.7 million of borrowings available under its revolving credit facility, net of outstanding letters of credit of approximately $3.9 million.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	39 Weeks Ending
	September 27, 2009	September 26, 2010
	(unaudited)
Net cash provided by (used in):
Operating activities	$15,309	$20,002
Investing activities	(2,494)	(4,430)
Financing activities	(14,043)	(14,167)

Net decrease in cash and cash equivalents	$(1,228)	$1,405

Net cash provided by operating activities was $20.0 million in the first thirty-nine weeks of fiscal 2010 compared to $15.3 million provided in the first thirty-nine weeks of fiscal 2009. The increase in net cash provided by operating activities was due primarily to an increase in net income and to changes in working capital.

Net cash used in investing activities was $4.4 million in the first thirty-nine weeks of fiscal 2010, compared to $2.5 million used in the first thirty-nine weeks of fiscal 2009. This increase was primarily due to the opening of a new Mitchell’s Fish Market in June 2010.

Net cash used in financing activities was $14.2 million in the first thirty-nine weeks of fiscal 2010, compared to net cash used in financing activities of $14.0 million in the first thirty-nine weeks of fiscal 2009. This change in cash was primarily due to the servicing of debt in the first quarter of fiscal 2010 offset against the net proceeds of the private placement and rights offering (see Note 2 to the Financial Statements). We anticipate paying quarterly cash dividends on the Preferred Stock in fiscal 2010 to the extent permitted by our credit agreement, which limits the amount of dividends we may pay annually to $1.0 million unless we obtain a waiver. On April 1, 2010, we paid a Preferred Stock cash dividend of $0.3 million, on July 1, 2010, we paid a Preferred Stock cash dividend of $0.6 million, and on October 1, 2010, we paid a Preferred Stock cash dividend of $0.6 million. We received a waiver of the annual $1.0 million dividend limit for purposes of paying the dividend on October 1, 2010.

Capital expenditures totaled $4.4 million in the first thirty-nine weeks of fiscal 2010, compared to $3.3 million in the first thirty-nine weeks of fiscal 2009. Capital expenditures in the first thirty-nine weeks of fiscal 2010 resulted from $1.9 million in maintenance capital and $2.5 million in restaurant construction. We anticipate capital expenditures in fiscal 2010 will total approximately $5.0 million to $6.0 million.

Off-Balance Sheet Arrangements

As of September 26, 2010, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 27, 2009 includes a summary of the critical accounting policies that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the first thirty-nine weeks of fiscal 2010.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. As of September 26, 2010, the Company had $67 million of variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the third quarter of fiscal 2010 of approximately $0.2 million.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 26, 2010. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2010 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ending September 26, 2010, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Michael P. O’Donnell Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ ROBERT M. VINCENT
Robert M. Vincent Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 1, 2010