Form 10-K
period 2010-12-26
Ruths Hospitality Group, Inc.
filed 2011-03-04
CIK 1324272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 26, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission File Number 000-51485

RUTH’S HOSPITALITY GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	72-1060618
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
400 International Parkway, Suite 325 Heathrow, Florida	32746
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (407) 333-7440

Securities Registered Pursuant to Section 12(b) of the Act: Common stock, par value $0.01 per share (Title of class)	The NASDAQ Stock Market LLC (Name of exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 27, 2010, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates was approximately $159,002,874.

The number of shares outstanding of the registrant’s common stock as of March 4, 2011 was 35,157,559, which includes 1,052,000 unvested restricted stock shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on or around May 10, 2011, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

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

Introduction

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. The Company owns the Ruth’s Chris Steak House, Mitchell’s Fish Market, Columbus Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse concepts. As of December 26, 2010, there were 131 Ruth’s Chris Steak House restaurants, of which 64 were company-owned and 67 were franchisee-owned, including fourteen international franchisee-owned restaurants in Aruba, Canada, China (Hong Kong), Mexico, Japan, Taiwan, and the United Arab Emirates. The Company also operates 20 Mitchell’s Fish Markets and three Cameron’s Steakhouse restaurants, located primarily in the mid-west and Florida.

We have a 52/53 week fiscal year ending the last Sunday in December. Our 2010 fiscal year ended December 26, 2010, our 2009 fiscal year ended December 27, 2009, and our 2008 fiscal year ended December 28, 2008. Fiscal years 2010, 2009 and 2008 each had 52 weeks.

The following description of our business should be read in conjunction with the information in our Management’s Discussion and Analysis of Results of Operations of Financial Condition in Item 7 of this Form 10-K and our consolidated financial statements located elsewhere in this Form 10-K.

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

On February 19, 2008, the Company acquired all of the operating assets and intellectual property of Columbus, Ohio based Mitchell’s Fish Market, which at the time of acquisition operated 19 restaurants operating under the names Mitchell’s Fish Market and Columbus Fish Market, and Cameron’s Steakhouse, which operated three restaurants operating under the names Cameron’s Steakhouse and Mitchell’s Steakhouse, from Cameron Mitchell Restaurants, LLC (CMR). Since the acquisition in 2008, we have opened one additional Mitchell’s Fish Market restaurant.

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

2010 Developments

•

On February 12, 2010, the Company completed its sale of $25 million of the Company’s newly-created Series A 10% Redeemable Convertible Preferred Stock (the “Preferred Stock”) to Bruckmann, Rosser, Sherrill & Co. III, L.P. and BRS Coinvestor III, L.P. (collectively, “BRS”) in a private placement transaction with the intent of paying down its debt balance. Concurrently, on February 12, 2010, the Company completed a $25 million rights offering to existing shareholders. In aggregate, these two transactions allowed the Company to pay down approximately $44 million on its credit facility. Upon the application of those net proceeds, and the satisfaction of other agreed-upon conditions, a credit agreement amendment that the Company entered into with the lenders under its existing credit facility became effective, which, among other things, provided the Company with a less restrictive set of covenants.

•

On May 17, 2010, a new franchisee owned Ruth’s Chris Steak House opened in Salt Lake City, Utah. The restaurant is situated in the heart of the Dining and Entertainment District of Downtown Salt Lake City.

•

On June 14, 2010, a new Mitchell’s Fish Market opened in Winter Park, Florida. Mitchell’s Winter Park is the 20th Mitchell’s Fish Market location, and the first to open since the brand was purchased by the Company in 2008.

•

Michael P. O’Donnell, who has served as the Company’s President and Chief Executive Officer since August 2008, was named Chairman of the Board of Directors. In his new capacity, Mr. O’Donnell replaced Robin P. Selati, who served as the Chairman of the Board of Directors since April 2008 and as a member of the Company’s Board of Directors since 1999. Mr. Selati continues to serve the Company in a newly created position of Lead Director.

Restaurant Concepts

Ruth’s Chris Steak House

With 131 locations, Ruth’s Chris Steak House is one of the largest upscale steakhouse company in the world. The menu features a broad selection of high-quality USDA Prime grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling” and topped with seasoned butter—complemented by other traditional menu items inspired by its New Orleans heritage. Ruth’s Chris complements its distinctive food offerings with an award-winning wine list.

The Ruth’s Chris brand reflects its more than 45-year commitment to the core values instilled by its founder, Ruth Fertel, of caring for guests by delivering the highest quality food, beverages and genuine hospitality in a warm and inviting atmosphere.

Mitchell’s Fish Market

Acquired by the Company in 2008, Mitchell’s Fish Market is a 20 location upscale seafood concept whose success has been built on a reputation for excellent guest service and a superior menu featuring the freshest seafood flown in daily from around the world. Mitchell’s Fish Market is open for both lunch and dinner, offering a menu of more than 70 seafood choices that changes frequently based on availability and season.

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

Our Strengths

The Company believes that the key strengths of its business model are the following:

Premier Upscale Steakhouse Brand

The Company believes that Ruth’s Chris is one of the strongest brands in the upscale steakhouse segment of the restaurant industry. The Company’s Ruth’s Chris restaurants continue to receive numerous awards at the local and national level. Many continue to be ranked best steakhouse by local publications in the areas in which they operate. In addition, the Company has been recognized for its award-winning core wine list, for which a majority of its company-owned restaurants received “Awards of Excellence” from Wine Spectator magazine in 2010.

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

Expand Relationships with New and Existing Franchisees

The Company intends to grow its franchising business by developing relationships with a limited number of new franchisees and by expanding the rights of existing franchisees to open new restaurants. The Company believes that building relationships with quality franchisees is a cost-effective way to strengthen the Ruth’s Chris brand and generate additional revenues. Franchisees opened 43 Ruth’s Chris restaurants from 1999 to the end of 2010. In fiscal 2010, a new franchisee opened a restaurant in Salt Lake City, Utah. During fiscal 2010, the Company also entered into two development agreements with new franchisees. Overall, there are 19 outstanding franchise locations to be built as of December 26, 2010. The Company intends to continue to focus on providing operational guidance to its franchisees, including the sharing of “best practices” from company-owned Ruth’s Chris restaurants.

The Company continues to evaluate plans to franchise Mitchell’s Fish Market.

Menu

Ruth’s Chris Steak House

The Ruth’s Chris menu features a broad selection of high-quality USDA Prime grade steaks and other premium offerings served in Ruth’s Chris signature fashion—“sizzling” and topped with seasoned butter—complemented by other traditional menu items inspired by its New Orleans heritage. USDA Prime is a meat grade label, which refers to the evenly distributed marbling that enhances the flavor of the steak. The Ruth’s Chris menu also includes premium quality lamb chops, veal chops, fish, chicken and lobster. Dinner entrees are generally priced from $18.00 to $49.00. While Ruth’s Chris is predominantly open dinner hours only, five select locations open for lunch five days a week, two locations are open for lunch seven days a week, and an additional eight locations open for lunch one day per week. The lunch menu offers entrees generally ranging in price from $13.00 to $29.00. The blended guest check average at Ruth’s Chris is approximately $70.00. The Ruth’s Chris core menu is similar at all of its restaurants. The Company occasionally introduces new items such as specials and prix-fixe offerings that allow it to give its guests additional choices while taking advantage of fresh sourcing and advantageous cost opportunities. In 2010, Ruth’s Chris continued Ruth’s Classics, a three course prix fixe meal designed to offer great value and a certainty of price point.

The Company’s Ruth’s Chris restaurants offer ten to thirteen standard appetizer items, including New Orleans-style barbequed shrimp, mushrooms stuffed with crabmeat, shrimp remoulade, Louisiana seafood gumbo, lobster bisque, osso bucco ravioli, as well as seven different salads. They also offer seven to nine types of potatoes and eight to ten types of vegetables as side dishes ranging in price from $7.00 to $10.00. For dessert, crème brulee, bread pudding with whiskey sauce, cheesecake, fresh seasonal berries with sweet cream sauce and other selections are available for $6.00 to $9.00 each.

The Company’s wine list features bottles typically ranging in price from $20 to $2,000. Individual restaurants supplement their 200-bottle core wine list with a minimum of 50 additional selections that reflect local market tastes. Most of the Company’s Ruth’s Chris restaurants also offer approximately 30 to 40 wines-by-the-glass and numerous beers, liquors and alcoholic dessert drinks. Wine sales account for approximately 64% of the total beverage sales.

Mitchell’s Fish Market

Although the menu changes frequently based on availability and season, it includes more than 70 seafood choices, including fish from all over the world. Popular menu items include the Mitchell’s Fish Market Eight Species of Fresh Catch, top quality fish selections that are hand filleted on-site in a temperature controlled seafood cutting room. The Mitchell’s Fish Market menu offers traditional seafood favorites such as Chesapeake Bay Crab Cakes and Fish and Chips, as well as more innovative offerings such as Cedar Planked Salmon and the Shang Hai Sampler. Menu offerings also include non-seafood items such as steak and chicken. Mitchell’s Fish Market also offers an award winning dessert menu that features desserts such as Seven-Layer Carrot Cake, Sharkfin Pie and other selections.

Mitchell’s Fish Markets are open for lunch and dinner daily. Lunch entrees are priced from $8.50 to $18.95, while dinner entrees are priced from $15.50 to $32.95. The Mitchell’s Fish Market blended check average is approximately $34.00. The Mitchell’s Fish Market core menu is similar at all 20 company-owned restaurants. Mitchell’s Fish Markets continued several limited time offer opportunities, including three course prix-fixe meals to deliver guests great value.

The Mitchell’s Fish Market core wine list features bottles typically ranging in price from $18 to $195. Individual restaurants supplement their approximately 60 bottle core wine list with 10 to 15 additional selections that reflect local market tastes. Restaurants also offer approximately 24 types of wine-by-the-glass. Wine sales account for approximately 50% of the total beverage sales.

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

During fiscal 2010 the Company purchased more than 60% of the beef it used in its company-owned Ruth’s Chris restaurants from one vendor, New City Packing Company, Inc. In addition, the Company has a long-term distribution arrangement with a national food and restaurant supply distributor, Distribution Market Advantage, Inc. (DMA), which purchases products for the Company from various suppliers and through which currently all 64 of its company-owned Ruth’s Chris Steak House restaurants receive a significant portion of their food supplies. The Company purchased more than 80% of the fresh seafood served in its Mitchell’s Fish Market from two vendors, Michael’s Finer Meats and Seafood and Save On Seafood Company.

Restaurant Operations and Management

Ruth’s Chris Steak House

The Ruth’s Chris President and Chief Operating Officer has primary responsibility for managing its company-owned restaurants and participates in analyzing restaurant-level performance and strategic planning. The Company has six regional vice presidents that oversee restaurant operations at eight to fourteen company-owned restaurants and one regional vice president that has oversight responsibility for franchise-owned restaurants.

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

Mitchell’s Fish Market

The Mitchell’s Fish Market President and Chief Operating Officer has primary responsibility for managing its restaurants and participates in analyzing restaurant-level performance and strategic planning. The Company has a Vice President of Operations and three regional directors that oversee restaurant operations at four to eight company-owned restaurants.

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

Quality Control

The Company strives to maintain quality and consistency in its company-owned Ruth’s Chris and Mitchell’s Fish Market restaurants through careful training and supervision of personnel and standards established for food and beverage preparation, maintenance of facilities and conduct of personnel. The primary goal of the Company’s training and supervision programs is to ensure that its employees display the characteristics of its brand and values that distinguish it from its competitors. Restaurant managers in company-owned restaurants must complete a training program that is typically seven to eight weeks long, during which they are instructed in multiple areas of restaurant management, including food quality and preparation, guest service, alcoholic beverage service, liquor regulation compliance and employee relations. Restaurant managers also receive operations manuals relating to food and beverage preparation and restaurant operations. The Ruth’s Chris Steak House restaurants employ Steritech, a third-party food safety firm to ensure proper training, routine inspections and achieving the highest standards for cleanliness throughout the restaurant. The Company instructs chefs and assistants on safety, sanitation, housekeeping, repair and maintenance, product and service specifications, ordering and receiving food products and quality assurance.

Restaurant managers in Mitchell’s Fish Markets are certified by the National Restaurant Association Educational Foundation (NRAEF) for food safety. The Company also employs CNS FoodSafe, a third-party food safety firm which developed a program exclusively for Mitchell’s Fish Markets to ensure proper training, routine inspections and achieving the highest standards for cleanliness throughout the restaurant. General managers and certified coaches provide all other employee training at the restaurants. The Company requires that all restaurant-level employees be able to demonstrate knowledge of its systems, standards and operating philosophy.

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

Advertising

In fiscal 2010, the Company spent $11.6 million, or 3.2% of its revenues, in total marketing and advertising expenditures. Of its total advertising expenditures, $7.9 million, or 68%, was spent on local media and local events. This local media spending was split between local, entertainment and business magazines and newspapers, outdoor billboards and airport dioramas, local radio, internet media and local community events such as golf tournaments and charitable events. In fiscal 2010, the Company spent approximately $3.7 million, or 32% of total advertising expenditures, on national media for the Ruth’s Chris Steak House brand, consisting primarily of national radio and the USA Today national newspaper, and also included sponsorships, online initiatives and consumer research.

In fiscal 2010, the Company continued to optimize its online marketing efforts for all brands. The Company utilized paid search at the main internet search sites and appeared in banner ads on various highly trafficked sites. The Company’s online strategy also included an emphasis on targeted emails with special offers and announcements. Communication included the introduction of an e-Newsletter, as well as emails regarding seasonal specials, holiday offers, and personalized birthday and anniversary invitations.

Ruth’s Chris Steak House’s food-focused advertising campaign was included in all marketing communications including television, radio, print and outdoor advertisement. Several markets tested a new advertising campaign which is in development for 2011. In addition, the Company uses its websites to help increase brand identity and facilitate online reservations and gift card sales. In fiscal 2010, Ruth’s Chris Steak House participated in co-branded campaigns with American Express Membership Rewards program and participated in direct marketing initiatives. Many of the Company’s locations also schedule events to strengthen community ties and increase local market presence. The Company’s franchisees also conduct their own local media and advertising plans.

At Mitchell’s Fish Markets, the “Fish any Fresher would still be in the Ocean” advertising campaign and branding message is integrated into all marketing communications. In 2010, the marketing focus was on limited time offer promotions that offered both value and unique seafood options. Local-radio DJ endorsements and local print media placements are used to keep the concept top of mind with consumers and several sweepstakes throughout the year provided a valuable means of extending reach and gathering consumer data.

Mitchell’s and Cameron’s Steakhouses receive marketing support with print media, as well as targeted sponsorship opportunities in their communities.

Gift Cards

The Company sells Ruth’s Chris gift cards at its Ruth’s Chris Steak House restaurants (with the exception of its Aruba, Hong Kong, Japan and Taiwan locations), through its toll-free reservation system and on its website. Ruth’s Chris patrons frequently purchase gift cards for holidays, including Christmas, Hanukkah, Valentine’s Day, Mothers’ Day and Fathers’ Day, and other special occasions such as birthdays, graduations and anniversaries. In fiscal 2010, system-wide gift card sales were approximately $42.9 million. Ruth’s Chris gift cards are redeemable at both company- and franchise-owned Ruth’s Chris restaurants.

The Company sells Mitchell’s gift cards at its Mitchell’s Steak House and Mitchell’s Fish Market restaurants and on its website. In fiscal 2010, system-wide gift card sales were approximately $2.3 million. Mitchells’ gift cards are redeemable at Mitchell’s Fish Market, Mitchell’s Steakhouse, Columbus Fish Market and Cameron’s Steakhouse restaurants.

Franchise Program and Relationship

The Company’s 67 franchise-owned Ruth’s Chris restaurants are owned by 28 franchisees with the three largest franchisees owning nine, eight, and six restaurants, respectively. Currently, the Company has open agreements with franchisees for an aggregate of 19 additional Ruth’s Chris restaurants. Prior to 2004, each franchisee entered into a ten-year franchise agreement with three ten-year renewal options for each restaurant. Each agreement grants the franchisee territorial protection, with the option to develop a certain number of restaurants in their territory. The Company’s franchise agreements generally include termination clauses in the event of nonperformance by the franchisee and non-compete clauses if the agreement is terminated. To date, only five franchisees have had the Company’s franchise agreement terminated or a restaurant closed as a result of nonperformance.

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

Under the Company’s form of development agreement, and unless agreed otherwise, the Company collects a $50,000 development fee, which is credited toward the $150,000 franchise fee, for each restaurant the franchisee has rights to develop. Under the Company’s form of the franchise agreement, it collects up to $150,000 of the franchise fee at the time of executing the franchise agreement for each restaurant. If one restaurant is to be developed, a single unit franchise agreement is executed and the $150,000 franchise fee is collected at signing.

The Company’s franchise agreements that were signed before 2004 generally limit the number of restaurants each franchisee can develop to two. The Company expanded its domestic franchise base in 2004 by first offering existing franchisees the opportunity to open additional restaurants in its existing territories. In order to obtain these new rights, existing franchisees were required to sign a development and franchise agreement that commits the franchisee to a store development schedule. These new franchise rights and obligations enable the Company to better manage the growth of its franchise system. The Company anticipates opening one to three franchise restaurants in 2011.

The Company continues to evaluate franchising Mitchell’s Fish Market. However, no Mitchell’s Fish Market franchise agreements are expected to be finalized in 2011.

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

Employees

As of December 26, 2010, the Company employed 5,768 persons, of whom 521 were salaried and 5,247 were hourly personnel, who were employed in the positions set forth in the table below. None of the Company’s employees are covered by a collective bargaining agreement.

Functional Area	Number of Employees
Senior Officers / Corporate VPs / Operations VPs	23
General Managers	81
Managers	206
Regional Corporate Chefs / Executive Chefs	85
Sous Chefs	72
Non-salaried restaurant staff	5,244
Corporate salaried	54
Corporate non-salaried	3

Total number of employees	5,768

Executive Officers of the Registrant

Certain information regarding our executive officers is provided below:

Name	Age	Position
Michael P. O’Donnell	54	President, Chief Executive Officer and Chairman of the Board
Robert M. Vincent	58	Executive Vice President and Chief Financial Officer
Kevin W. Toomy	56	President, Chief Operating Officer of Ruth’s Chris Steak House
Samuel A. Tancredi	58	President, Chief Operating Officer of Mitchell’s Fish Market

Mr. O’Donnell has served as a director and as the Company’s President and Chief Executive Officer since August 2008 and as Chairman of the Board since October 2010. Mr. O’Donnell has spent more than 25 years in the restaurant industry, having been most recently Chairman of the Board of Directors, Chief Executive Officer and President of Champps Entertainment, Inc. from March 2005 until the company was sold in 2007. Prior to that, Mr. O’Donnell served in several leadership positions in the restaurant industry, including Chief Executive Officer of Sbarro, Inc., President and Chief Executive Officer of New Business and President of Roy’s for Outback Steakhouse, Inc., President and Chief Operating Officer of Miller’s Ale House, Chairman, President and

Chief Executive Officer of Ground Round Restaurants, Inc. and key operation positions with T.G.I. Friday’s and Pizza Hut. In addition to his leadership skills, Mr. O’Donnell has extensive experience with other restaurant companies and is very knowledgeable of the restaurant industry. Mr. O’Donnell serves on the Board of Directors for Ruth’s Hospitality Group, Inc., Cosi, Inc., Sbarro, Inc., and Logan’s Roadhouse, Inc.

Mr. Vincent was appointed as Executive Vice President and Chief Financial Officer effective March 2008. From April 2000 to March 2008, Mr. Vincent served as Executive Vice President of Finance, Chief Financial Officer and Treasurer at Uno Restaurant Holdings Corporation, a casual dining restaurant chain with more than 200 company-owned and franchised full service units. He also served as Senior Vice President of Finance, Chief Financial Officer and Treasurer, and Vice President of Finance and Controller of Uno Restaurant Holdings Corporation since joining the company in 1992.

Mr. Toomy has served as President and Chief Operating Officer of Ruth’s Chris Steak House since March 2010. Prior to his promotion, Mr. Toomy served as the Company’s Senior Vice President and Chief Operating Officer of Ruth’s Chris Steak House since October 2008 and Vice President of Special Projects from September 2008 to October 2008. Before that, from August 2007 to September 2008, he served as an independent restaurant consultant. From October 2002 to August 2007, he served as Owner and President of Goldcoast Seafood Grill in South Florida. He started his career serving as a General Manager for Steak & Ale Corporation, and shortly thereafter, joined two former Steak & Ale executives to grow the now nationwide Houston’s restaurant brand. Mr. Toomy has also been a joint venture partner for the Roy’s and Outback Steakhouse brands.

Mr. Tancredi has served as the Company’s President and Chief Operating Officer of Mitchell’s Fish Market since March 2010. Prior to his promotion, Mr. Tancredi served as the Company’s Senior Vice President and Chief Operating Officer of Mitchell’s Fish Market since December 2008. From May 2006 until his appointment as an officer of the Company, Mr. Tancredi was a franchisee and Chief Operating Officer of six Paradise Bakery & Cafes in Indiana. From February 2001 to October 2006, Mr. Tancredi served as President, Franchisee and Development Partner of nine Bonefish Grills for Fishbuds Inc. Prior to that, Mr. Tancredi served in leadership roles with Outback Steakhouse, Inc., Chi Chi’s and The Magic Pan.

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

Competition

The restaurant business is highly competitive and highly fragmented, and the number, size and strength of the Company’s competitors vary widely by region. The Company believes that restaurant competition is based on, among other things, quality of food products, customer service, reputation, restaurant location, name recognition and price. The Company’s restaurants compete with a number of upscale steakhouses and upscale casual seafood restaurants within their markets, both locally owned restaurants and restaurants within regional or national chains. The principal upscale steakhouses with which the Company competes are Fleming’s, The Capital Grille, Smith & Wollensky, The Palm, Del Frisco’s and Morton’s of Chicago. The principal seafood restaurants with which the Company competes are McCormick & Schmick’s, Legal Seafood, Bonefish Grill and The Oceanaire Seafood Room. Many of the Company’s competitors are better established in certain of its existing markets and/or markets into which the Company intends to expand.

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

Many factors affect the trading price of our stock, including factors over which we have no control, such as reports on the economy or the price of commodities, as well as negative or positive announcements by competitors, regardless of whether the report relates directly to our business. In addition to investor expectations, trading activity in our stock can reflect the portfolio strategies and investment allocation changes of institutional holders. Any failure to meet market expectations whether for sales growth rates, earnings per share or other metrics could adversely affect our share price.

Food safety and food-borne illness concerns throughout the supply chain may have an adverse effect on our business.

Food safety is a top priority, and we dedicate substantial resources to ensuring that our customers enjoy safe, quality food products. However, food safety issues could be caused by food suppliers or distributors and, as a result, be out of our control. In addition, regardless of the source or cause, any report of food-borne illnesses such as E. coli, hepatitis A, trichinosis or salmonella, and other food safety issues including food tampering or contamination, at one of our restaurants could adversely affect the reputation of our brands and have a negative impact on our sales. With respect to certain types of seafood, reports of contamination at their source can affect the reputation of our brands and have a negative impact on our sales. Even instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our sales. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.

Negative publicity surrounding our restaurants or the consumption of beef generally, or shifts in consumer tastes, could reduce sales in one or more of our restaurants and make our brand less valuable.

Our success depends, in large part, upon the popularity of our menu offerings. Negative publicity resulting from poor food quality, illness, injury or other health concerns, or operating problems related to one or more restaurants, could make our menu offerings less appealing to consumers and reduce demand in our restaurants. In addition, any other shifts in consumer preferences away from the kinds of food we offer, particularly beef and seafood, whether because of dietary or other health concerns or otherwise, would make our restaurants less appealing and adversely affect revenues.

We may not be able to compete successfully with other restaurants, which could reduce revenues.

The restaurant industry is intensely competitive with respect to price, service, location, food quality, atmosphere and overall dining experience. Our competitors include a large and diverse group of well-recognized upscale steakhouse and upscale casual restaurant chains, including steakhouse and seafood chains as well as restaurants owned by independent local operators. Some of our competitors may have substantially greater financial, marketing and other resources, and may be better established in the markets where its restaurants are or may be located. If we cannot compete effectively in one or more of its markets, we may be unable to maintain recent levels of comparable restaurant sales growth and/or may be required to close existing restaurants.

If our vendors or distributors do not deliver food and beverages in a timely fashion we may experience short-term supply shortages and/or increased food and beverage costs.

Our ability to maintain consistent quality throughout company-owned restaurants depends in part upon our ability to purchase USDA Prime and Choice grade beef, seafood and other food products in accordance with our rigid specifications. During fiscal 2010, we purchased more than 60% of the beef we used in company-owned restaurants from one vendor, New City Packing Company, Inc. In addition, we currently have a long-term distribution arrangement with a national food and restaurant supply distributor, Distribution Market Advantage, Inc. (DMA), which purchases products for us from various suppliers, and through which all 64 of our company-owned Ruth’s Chris Steak House restaurants receive a significant portion of their food supplies. We also purchased more than 80% of the fresh seafood served in its Mitchell’s Fish Market from two vendors, Michael’s Finer Meats and Seafood and Save On Seafood Company. If these or other vendors or distributors cease doing business with us, we could experience short-term supply shortages in certain company-owned restaurants and could be required to purchase supplies at higher prices until we are able to secure an alternative supply source. Any delay we experience in replacing vendors or distributors on acceptable terms could increase food costs or, in extreme cases, require us to temporarily remove items from the menu of one or more restaurants.

Increases in the prices of, or reductions in the availability of, any of our core food products could our operating margins and revenues.

We purchase large quantities of beef, particularly USDA Prime grade beef, which is subject to extreme price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. Our beef costs represented approximately 35.0% of our food and beverage costs during fiscal 2010. During fiscal 2010, we entered into contracts with beef suppliers to establish set pricing on a portion of its anticipated beef purchases. In fiscal 2011, we have not negotiated set pricing for any of our beef requirements. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, our operating margin could be materially adversely affected.

In the recent past, certain types of seafood have experienced fluctuations in availability. Seafood is also subject to fluctuations in price based on availability, which is often seasonal. If certain types of seafood are unavailable, or if our costs increase, our results of operations could be adversely affected.

Labor shortages or increases in labor costs could slow our growth or harm our business.

Our success depends in part upon our ability to continue to attract, motivate and retain employees with the qualifications to succeed in our industry and the motivation to apply our core service philosophy, including regional operational managers, restaurant general managers and chefs. If we are unable to continue to recruit and retain sufficiently qualified individuals, our business and growth could be adversely affected. Competition for these employees could require us to pay higher wages, which could result in higher labor costs. In addition, we have a substantial number of hourly employees who are paid wage rates at or based on the federal or state minimum wage and who rely on tips as a large portion of their income. Increases in the minimum wage or decreases in allowable tip credits would increase our labor costs. We may be unable to increase our prices in order to pass these increased labor costs on to our guests, in which case our margins would be negatively affected.

Regulations affecting the operation of our restaurants could increase operating costs and restrict growth.

Each of our restaurants must obtain licenses from regulatory authorities allowing us to sell liquor, beer and wine, and each restaurant must obtain a food service license from local health authorities. Each restaurant’s liquor license must be renewed annually and may be revoked at any time for cause, including violation by the Company or its employees of any laws and regulations relating to the minimum drinking age, advertising, wholesale purchasing and inventory control. In certain states, including states we have a large number of restaurants or where we plan to open restaurants in the near term, the number of liquor licenses available is limited and licenses are traded at market prices. If we are unable to maintain existing licenses, or if we choose to open a restaurant in those states, the cost of a new license could be significant. Obtaining and maintaining licenses is an important component of each of our restaurant’s operations, and the failure to obtain or maintain food and liquor licenses and other required licenses, permits and approvals would materially adversely impact existing restaurants or our growth strategy.

We are also subject to a variety of federal and state labor laws, such as minimum wage and overtime pay requirements, unemployment tax rates, workers’ compensation rates and citizenship requirements. Government-mandated increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could increase our labor costs and reduce our operating margins. In addition, the Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we could be required to make modifications to our restaurants to provide service to, or make reasonable accommodations for, disabled persons.

We are reviewing the health care reform law enacted by Congress in March of 2010. As part of that review, we will evaluate the potential impacts of this new law on our business, and comply with various parts of the law as they take effect. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance. We do not expect to incur any material costs from compliance with the provision of the health care law requiring disclosure of calories on menus, but cannot anticipate any changes in guest behavior resulting from the implementation of this portion of the law, which could have an adverse effect on its sales or results of operations.

There also has been increasing focus by U.S. and overseas governmental authorities on environmental matters, such as climate change, the reduction of greenhouse gases and water consumption. This increased focus may lead to new initiatives directed at regulating an as yet unspecified array of environmental matters, such as the emission of greenhouse gases, where “cap and trade” initiatives could effectively impose a tax on carbon emissions. Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in our costs, which could decrease our operating profits and necessitate future investments in facilities and equipment.

Our strategy to open franchisee-owned restaurants subjects us to extensive government regulation, compliance with which might increase our investment costs and restrict our growth.

We are subject to the rules and regulations of the Federal Trade Commission (“FTC”) and various state laws regulating the offer and sale of franchises. The FTC requires that we furnish to prospective franchisees a franchise disclosure document containing prescribed information and can restrict our ability to sell franchises. A number of states also regulate the sale of franchises and require the obtaining of a permit and/or registration of the franchise disclosure document with state authorities and the delivery of the franchise disclosure document to prospective franchisees. Non-compliance with those laws could result in governmental enforcement actions seeking a civil or criminal penalty, rescission of a franchise, and loss of our ability to offer and sell franchises in a state, or a private lawsuit seeking rescission, damages and legal fees, which could have a material adverse effect on our business.

Our franchisees could take actions that harm our reputation and reduce our royalty revenues.

We do not exercise control over the day-to-day operations of our franchisee-owned restaurants. While we attempt to ensure that franchisee-owned restaurants maintain the same high operating standards that we demand of company-owned restaurants, one or more of these restaurants may fail to maintain these standards. Any operational shortcomings of tour franchisee-owned restaurants are likely to be attributed to our system-wide operations and could adversely affect our reputation and damage our brand as well as have a direct negative impact on the royalty income we receives from those restaurants.

Our failure to enforce our service marks or other proprietary rights could adversely affect our competitive position or the value of our brands.

We own certain common law service mark rights and a number of federal and international service mark registrations, most importantly the Ruth’s Chris Steak House, Mitchell’s and Cameron’s names and logos, copyrights relating to text and print uses, and other proprietary intellectual property rights. We believe that our service marks, copyrights and other proprietary rights are important to our success and competitive position. Protective actions we take with respect to these rights may fail to prevent unauthorized usage or imitation by others, which could harm our reputation, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal expenses.

Litigation concerning food quality, health and other issues could require us to incur additional liabilities and/or cause guests to avoid our restaurants.

Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to our restaurants. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees, claims alleging violations of federal and state law regarding workplace and employment matters and discrimination and similar matters. In addition, we could become subject to class action lawsuits related to these matters in the future. For example, in fiscal 2005 we settled a class-action claim based on violation of wage and hour laws in California. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In addition, we are subject to “dram shop” statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent litigation against restaurant chains has resulted in significant judgments, including punitive damages, under dram shop statutes. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims would materially adversely affect our financial condition and results of operations. Adverse publicity resulting from these claims may negatively impact revenues at one or more of our restaurants.

The terms of our senior credit agreement may restrict our ability to operate our business and to pursue our business strategies.

Our First Amended and Restated Credit Agreement contains, and any agreements governing future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us. Our First Amended and Restated Credit Agreement limits our ability, among other things, to:

•	pay dividends or purchase stock in excess of the $1.0 million permitted under the senior credit agreement;

•	borrow money or issue guarantees;

•	make investments;

•	use assets as security in other transactions;

•	sell assets or merge with or into other companies;

•	enter into transactions with affiliates;

•	sell stock in our subsidiaries; and

•	create or permit restrictions on our subsidiaries’ ability to make payments to us.

Our ability to engage in these types of transactions is limited even if we believe that a specific transaction would contribute to our future growth or improve our operating results. Our senior credit agreement also requires us to achieve specified financial and operating results and maintain compliance with certain financial ratios. Our ability to comply with these ratios may be affected by events outside of our control. Any non-compliance would result in a default under our senior credit agreement and could result in our lenders declaring our senior debt immediately due and payable, which would have a material adverse effect on our financial position, consolidated results of operations and liquidity.

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

Economic downturns may adversely impact consumer spending patterns.

Economic downturns could negatively impact consumer spending patterns. Any decrease in consumer spending patterns may result in a decline in our operating performance. Economic downturns may reduce guest traffic and require us to lower our prices, which reduces our revenues and operating income, which may adversely affect the market price for our common stock.

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

Company-owned restaurants are generally located in spaces leased by wholly-owned direct or indirect subsidiaries of Ruth’s Hospitality Group, Inc. Sixty-two of the Company’s Ruth’s Chris restaurants, including those not yet commenced, operate in leased space, of which fifty-nine provide for an option to renew for terms ranging from approximately five years to 15 years. Each of the Company’s Mitchell’s Fish Market and Cameron’s Steakhouse leases provide for at least one option to renew. Historically, the Company has not had difficulty in renewing its leases in a timely manner. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on sales volumes over specified levels.

The Company’s corporate headquarters resides in leased space (17,380 square feet) in Heathrow, Florida, with a term set to expire in August 2011. The Company is currently exploring options for a new home office lease in the greater Orlando area.

The Company currently owns the real estate for three Ruth’s Chris operating restaurants: Ft. Lauderdale (7,800 square feet); Houston, Texas (7,200 square feet); and Columbus, Ohio (8,100 square feet).

The following table sets forth information about the Company’s existing company-owned and franchisee-owned restaurants as of December 26, 2010. As of December 26, 2010, the Company operated 64 Ruth’s Chris company-owned restaurants and 23 Mitchell’s Fish Market and Cameron Steakhouse restaurants. In addition, its franchisees operated 67 restaurants. Company-owned Ruth’s Chris restaurants range in size from approximately 6,000 to approximately 13,000 square feet. The Company expects that future restaurants will range in size from 8,000 to 10,000 square feet with approximately 230 to 250 seats. Company-owned Mitchell’s restaurants range in size from approximately 6,000 to 11,000 square feet with approximately 225 to 250 seats.

Company-Owned Ruth’s Chris Restaurants			Franchisee-Owned Ruth’s Chris Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
1972	Metairie, LA	Leased	1976	Baton Rouge, LA
1977	Lafayette, LA	Leased	1985	Austin, TX
1977	Houston, TX	Owned	1985	Mobile, AL
1983	Washington, D.C.	Leased	1986	Atlanta, GA
1984	Beverly Hills, CA	Leased	1987	Pittsburgh, PA
1985	Ft. Lauderdale, FL	Owned	1987	Hartford, CT
1986	Phoenix, AZ	Leased	1988	Philadelphia, PA
1986	Nashville, TN	Leased	1989	Honolulu, HI
1987	San Francisco, CA	Leased	1989	Las Vegas, NV
1987	N. Palm Beach, FL	Leased	1991	Richmond, VA
1988	Seattle, WA	Leased	1992	Baltimore, MD
1989	Memphis, TN	Leased	1993	Birmingham, AL
1990	Weehawken, NJ	Leased	1993	San Antonio, TX
1990	Scottsdale, AZ	Leased	1993	Taipei, Taiwan
1992	Palm Desert, CA	Leased	1993	Cancun, Mexico
1992	Minneapolis, MN	Leased	1993	Sandy Springs, GA
1992	Chicago, IL	Leased	1994	Indianapolis, IN
1993	Arlington, VA	Leased	1995	Long Island, NY
1993	Manhattan, NY	Leased	1995	Toronto, CA
1994	San Diego, CA	Leased	1996	Taichung, Taiwan
1995	Westchester, NY	Leased	1996	Indianapolis, IN
1996	Dallas, TX	Leased	1997	Hong Kong
1996	Troy, MI	Leased	1997	Raleigh, NC
1996	Tampa, FL	Leased	1998	Annapolis, MD
1996	Bethesda, MD	Leased	1998	Maui, HI
1997	Kansas City, MO	Leased	1999	Atlanta, GA
1997	Irvine, CA	Leased	2000	Pikesville, MD
1997	Portland, OR	Leased	2000	San Antonio, TX
1997	Jacksonville, FL	Leased	2000	Wailea, HI
1998	Louisville, KY	Leased	2001	Kaohsiung, Taiwan
1998	Parsippany, NJ	Leased	2001	King of Prussia, PA
1998	Northbrook, IL	Leased	2001	Queensway, Hong Kong
1999	Columbus, OH	Owned	2001	Cabo San Lucas, Mexico
1999	Coral Gables, FL	Leased	2003	Mississauga, Canada
1999	Ponte Vedra, FL	Leased	2005	Virginia Beach, VA
1999	Winter Park, FL	Leased	2005	Baltimore, MD
2000	Sarasota, FL	Leased	2005	Atlantic City, NJ
2000	Del Mar, CA	Leased	2005	Chartlotte, NC
2000	Boca Raton, FL	Leased	2006	St. Louis, MO
2001	Orlando, FL	Leased	2006	Ocean City, MD
2001	Greensboro, NC	Leased	2006	Destin, FL
2002	Woodland Hills, CA	Leased	2006	Mauna Lani, HI
2002	Fairfax, VA	Leased	2006	Huntsville, AL

Company-Owned Ruth’s Chris Restaurants			Franchisee-Owned Ruth’s Chris Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
2002	Bellevue, WA	Leased	2006	Edmonton, Canada
2002	Washington, D.C.	Leased	2007	Charlotte, NC
2003	Walnut Creek, CA	Leased	2007	Waikiki, HI
2005	Roseville, CA	Leased	2007	Columbia, SC
2005	Boston, MA	Leased	2007	Mishawaka, IN
2005	Sacramento, CA	Leased	2007	Tokyo, Japan
2006	Pasadena, CA	Leased	2007	Madison, WI
2006	Bonita Springs, FL	Leased	2007	Calgary, Canada
2006	Providence, RI	Leased	2007	Rogers, AR
2007	Lake Mary, FL*	Land Leased	2007	Park City, UT
2007	Anaheim, CA*	Land Leased	2008	Aruba
2007	Biloxi, MS	Leased	2008	Myrtle Beach, SC
2007	Knoxville, TN	Leased	2008	Wilminton, SC
2007	Tyson’s Corner, VA	Leased	2008	Ridgeland, MS
2007	Santa Barbara, CA	Leased	2008	Wilkes-Barre, PA
2007	West Palm Beach, FL	Leased	2008	Raleigh, NC
2008	Ft. Worth, TX	Leased	2008	Savannah, GA
2008	New Orleans, LA	Leased	2009	Dubai
2008	Princeton, NJ*	Land Leased	2009	Greenville, SC
2008	Fresno, CA	Leased	2009	St. Louis, MO
2008	South Barrington, IL*	Land Leased	2009	Durham, NC
			2009	Kennesaw, GA
			2009	Carolina, Puerto Rico
			2010	Salt Lake City, UT

Company-Owned Mitchell’s Fish Market Restaurants			Company-Owned Mitchell’s Steakhouse Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
2008	Grandview, OH	Leased	2008	Columbus, OH	Leased
2008	Crosswoods, OH	Leased	2008	Birmingham, MI	Leased
2008	Pittsburgh, PA	Leased	2008	Polaris, OH	Leased
2008	Newport, KY	Leased
2008	Louisville, KY	Leased
2008	Lansing, MI	Leased
2008	Birmingham, MI	Leased
2008	Cleveland, OH	Leased
2008	West Chester, OH	Leased
2008	Glenview, IL	Leased
2008	Carmel, IN	Leased
2008	Livonia, MI	Leased
2008	Pittsburgh, PA	Leased
2008	Tampa, FL	Leased
2008	Rochester Hills, MI	Leased
2008	Brookfield, WI	Leased
2008	Sandestin, FL	Leased
2008	Jacksonville, FL	Leased
2008	Stamford, CT	Leased
2010	Winter Park, FL	Leased

*	The Company owns the building and leases the land pursuant to a long-term ground lease.

The Company has also entered into lease commitments to develop one Mitchell’s Fish Market restaurant and one Cameron’s Steakhouse, each located in Scottsdale, Arizona. The Company does not intend to develop the Scottsdale restaurants and is in litigation with the landlord for a release of its obligations. During fiscal 2010, the Company negotiated a release of its lease obligation for the Ruth’s Chris restaurant in Naples, FL, which was closed in May 2009. The Company was also released from a lease obligation for an undeveloped Ruth’s Chris restaurant in Phoenix, AZ.

Item 3.	LEGAL PROCEEDINGS

From time to time, the Company has been named as a defendant in litigation arising in the normal course of business. Claims typically pertain to “slip and fall” accidents at its restaurants, employment claims and claims from guests alleging illness, injury or other food quality, health or operational concerns. Other claims and disputes have arisen in connection with supply contracts, the site development and construction of system restaurants, and with respect to franchise matters. Certain of these claims are not covered by existing insurance policies; however, many are referred to and are covered by insurance, except for deductible amounts, and have not had a material effect on us. As of the date of hereof, we believe that the ultimate resolution of any such claims in the ordinary course of business will not materially affect our financial condition or earnings.

Item 4.	(Removed and Reserved)

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Select Market under the trading symbol “RUTH.” As of March 1, 2011, there were 107 holders of record of its common stock.

There were no repurchases of the Company’s equity securities by or on behalf of it during the fourth quarter of fiscal 2010 and the Company does not have a formal or publicly announced stock repurchase program.

The following table sets forth, for the period indicated, the highest and lowest sale price for its common stock for fiscal 2009 and fiscal 2010, as reported by the Nasdaq Global Select Market:

	High	Low
Fiscal Year ended December 27, 2009
First Quarter	$2.24	$0.70
Second Quarter	$4.37	$1.08
Third Quarter	$4.74	$2.77
Fourth Quarter	$4.54	$2.09

Fiscal Year ended December 26, 2010
First Quarter	$5.25	$2.09
Second Quarter	$6.34	$4.00
Third Quarter	$4.82	$3.27
Fourth Quarter	$5.31	$3.94

The closing sale price for its common stock on March 1, 2011 was $4.91.

Dividend Policy

The Company currently expects to retain all future earnings, net of dividends paid to holders of Preferred Stock, to finance the growth of its business. Since 1999, the Company has not paid, and has no current plans to pay in the future, cash dividends to holders of its common stock. The payment of dividends is within the discretion of the Company’s board of directors and will depend on its earnings, capital requirements and operating and financial condition, among other factors. In addition, the Company’s senior credit facilities limit its ability to pay dividends. The Company may not pay a dividend if there is a default (or if a default would result from such dividend payment) under its senior credit facilities, and may not pay dividends in excess of an aggregate of $1.0 million in any fiscal year. With respect to the Company’s Preferred Stock, dividends will accrue at an annual rate of 10% of the then applicable liquidation preference of such Preferred Stock and will be payable on a quarterly basis when, as, and if declared by the Company’s board of directors. The Company may elect to satisfy its obligation to pay quarterly dividends in cash, or, by increasing the liquidation preference on the shares of Preferred Stock. In the event a dividend is declared with respect to the shares of the Company’s common stock, the holders of the Preferred Stock shall be entitled to receive such dividend in the amount that they would have received had they converted their shares of Preferred Stock into common stock immediately prior to the record date for such dividend.

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

CUMULATIVE TOTAL RETURN

Assuming an investment of $100 and reinvestment of dividends

	12/23/05	12/29/06	12/28/07	12/26/08	12/24/09	12/23/10
Ruth’s Hospitality Group, Inc.	$100	$100	$48	$8	$12	$27
S&P 500 Stock Index	100	112	117	69	89	99
S&P SmallCap 600 Index	100	112	111	72	94	117
Dow Jones U.S. Restaurants & Bars Index	100	119	123	105	126	164

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

	Fiscal Year
	2006	2007	2008	2009	2010
	($ in thousands)
Income Statement Data:
Revenues:
Restaurant sales	$248,322	$292,916	$377,424	$330,533	$342,363
Franchise income	12,399	12,896	12,703	10,533	11,532
Other operating income	4,648	3,201	3,520	3,564	3,730

Total revenues	265,369	309,013	393,647	344,630	357,625

Costs and expenses:
Food and beverage costs	82,016	96,660	122,292	96,934	101,917
Restaurant operating expenses	108,102	132,615	188,608	176,995	180,772
Marketing and advertising	8,328	8,383	13,939	11,697	11,615
General and administrative costs	22,497	24,507	28,994	23,777	22,800
Depreciation and amortization expenses	8,690	11,768	16,706	16,499	15,360
Pre-opening costs	1,891	4,421	2,869	16	387
Hurricane and relocation costs, net of insurance proceeds	(3,949)	(3,478)	—	—	—
Loss on impairment	970	—	77,051	8,634	805
Restructuring expense (benefit)	—	—	8,926	40	(1,683)
Loss on the disposal of property and equipment, net	13	1,229	508	1,963	21

Operating income (loss)	36,811	32,908	(66,246)	8,075	25,631
Other income (expense):
Interest expense	(2,856)	(5,956)	(10,334)	(7,754)	(4,244)
Other	33	726	868	532	(182)

Income (loss) from continuing operations before income tax expense (benefit)	33,988	27,678	(75,712)	853	21,205
Income tax expense (benefit)	10,534	8,889	(27,203)	(1,668)	4,642

Income (loss) from continuing operations	23,454	18,789	(48,509)	2,521	16,563
Loss (income) on discontinued operations, net of income tax benefit (expense)	(336)	643	5,374	102	606

Net income (loss)	$23,790	$18,146	$(53,883)	$2,419	$15,957

Preferred stock dividends	$—	$—	$—	$—	$2,178
Accretion of preferred stock redemption value	—	—	—	—	309

Net income (loss) available to preferred and common shareholders	$23,790	$18,146	$(53,883)	$2,419	$13,470

	Fiscal Year
	2006	2007	2008	2009	2010
	($ in thousands, except per share data)
Basic earnings (loss) per share:
Continuing operations	$1.01	$0.81	$(2.08)	$0.11	$0.35
Discontinued operations	0.02	(0.03)	(0.23)	(0.01)	(0.01)

Basic earnings (loss) per share	$1.03	$0.78	$(2.31)	$0.10	$0.34

Diluted earnings (loss) per share:
Continuing operations	$1.00	$0.81	$(2.08)	$0.11	$0.35
Discontinued operations	0.02	(0.03)	(0.23)	(0.01)	(0.01)

Diluted earnings (loss) per share	$1.02	$0.78	$(2.31)	$0.10	$0.34

Shares used in computing net income (loss) per common share:
Basic	23,175,323	23,206,864	23,307,198	23,566,358	32,513,867
Diluted	23,429,185	23,399,446	23,307,198	23,733,260	40,239,854
Balance Sheet Data (at end of fiscal year):
Cash and cash equivalents	$4,690	$12,311	$3,876	$1,681	$5,018
Total assets	209,720	260,278	293,519	254,415	249,069
Total long-term debt including current portion	68,000	96,750	160,250	125,500	51,000
Total shareholders’ equity	67,978	88,067	37,142	41,765	80,361

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. The Ruth’s Chris menu features a broad selection of high-quality USDA Prime and Choice grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling” and topped with seasoned butter—complemented by other traditional menu items inspired by our New Orleans heritage. The Ruth’s Chris restaurants reflect the more than 45-year commitment to the core values instilled by our founder, Ruth Fertel, of caring for our guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere. We believe that Ruth’s Chris is one of the strongest brands in the upscale steakhouse category.

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

We offer USDA Prime and Choice grade steaks that are aged and prepared to exact company standards and cooked in 1,800-degree broilers. We also offer veal, lamb, poultry and seafood dishes, and a broad selection of appetizers, including New Orleans-style barbequed shrimp, mushrooms stuffed with crabmeat, shrimp remoulade, Louisiana seafood gumbo, onion soup au gratin, crabtini and seven salad variations. We complement our distinctive food offerings with an award-winning wine list. The current average check is $70.

As of December 26, 2010, there were 131 Ruth’s Chris restaurants, of which 64 were company-owned and 67 were franchisee-owned, including 14 international franchisee-owned restaurants in Aruba, Canada, China (Hong Kong), Japan, Mexico, Taiwan, and the United Arab Emirates.

On February 19, 2008, we completed the acquisition of the operating assets and intellectual property of Mitchell’s Fish Market, operating under the names Mitchell’s Fish Market and Columbus Fish Market, and

Cameron’s Steakhouse, operating under the names Cameron’s Steakhouse and Mitchell’s Steakhouse from Cameron Mitchell Restaurants, LLC (CMR) for approximately $93.0 million, including capitalized acquisition costs. There are currently 20 Mitchell’s Fish Markets and three Cameron’s Steakhouse’s with locations in the Midwest, Northeast, and Florida. Mitchell’s Fish Market is an award-winning, upscale, yet comfortable, seafood restaurant and bar recognized for its high-quality food, contemporary dining atmosphere, and excellent service. We believe that Mitchells’ focus on upscale casual dining is a wonderful complement to our own brand.

Mitchell’s Fish Market is committed to fresh seafood and all of its seafood is flown in daily. Although the menu changes frequently based on availability and season, it includes more than 70 seafood choices, including fish from all over the world. The current average check is $34.

Key Financial Terms and Metrics

We evaluate our business using a variety of key financial measures:

Restaurant Sales. Restaurant sales consist of food and beverage sales by company-owned restaurants. Restaurant sales are primarily influenced by total operating weeks in the relevant period and comparable restaurant sales growth. Total operating weeks is the total number of company-owned restaurants multiplied by the number of weeks each is in operation during the relevant period. Total operating weeks are impacted by restaurant openings and closings, as well as changes in the number of weeks included in the relevant period. Comparable restaurant sales growth reflects the change in year-over-year or quarter-over-quarter, as applicable, sales for the comparable restaurant base. We define the comparable restaurant base to be those company-owned restaurants in operation for not less than fifteen months prior to the beginning of the fiscal quarter including the period being measured. Comparable restaurant sales growth is primarily influenced by the number of entrées sold and the average guest check. The number of entrées sold is influenced by the popularity of our menu items, our guest mix, our ability to deliver a high-quality dining experience and overall economic conditions. Average guest check, a measure of total restaurant sales divided by the number of entrées, is driven by menu mix and pricing.

Franchise Income. Franchise income includes (1) franchise and development option fees charged to franchisees and (2) royalty income. Franchise royalties consist of 5.0% of adjusted gross sales from each franchisee-owned restaurant. In addition, our more recent franchise agreements require up to a 1% advertising fee to be paid by the franchisee which is applied to national advertising expenditures. Under our prior franchise agreements, the Company would pay 1% out of the 5% royalty toward national advertising. We evaluate the performance of our franchisees by measuring franchisee-owned restaurant operating weeks, which is impacted by franchisee-owned restaurant openings and closings, and comparable franchisee-owned restaurant sales growth, which together with operating weeks, drives royalty income.

Other Operating Income. Other operating income includes banquet related guarantee and services revenue and other incidental guest fees as well as other licensing fees and income associated with the sale of gift cards. While we always honor gift cards, even beyond any stated expiration dates on the card, our historical experience has shown that very few cards are redeemed after 18 months following the date of last activity. As such, we record in other operating income the full remaining value (original issue less any partial redemption) of any gift cards unredeemed after 18 months from the date of last activity.

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

	Fiscal Year
	2008	2009	2010
Revenues:
Restaurant sales	95.9%	95.9%	95.7%
Franchise income	3.2%	3.1%	3.2%
Other operating income	0.9%	1.0%	1.1%

Total revenues	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	32.4%	29.3%	29.8%
Restaurant operating expenses (percentage of restaurant sales)	50.0%	53.5%	52.8%
Marketing and advertising	3.5%	3.4%	3.2%
General and administrative costs	7.4%	6.9%	6.4%
Depreciation and amortization expenses	4.2%	4.8%	4.3%
Pre-opening costs	0.7%	—	0.1%
Loss on impairment	19.6%	2.5%	0.2%
Restructuring	2.3%	—	(0.5)%
Loss on the disposal of property and equipment, net	0.1%	0.6%	—

Operating income (loss)	(16.8)%	2.3%	7.2%
Other income (expense):
Interest expense	(2.6)%	(2.2)%	(1.2)%
Other	0.2%	0.2%	(0.1)%

Income (loss) from continuing operations before income tax expense (benefit)	(19.2)%	0.2%	5.9%

Income tax expense (benefit)	(6.9)%	(0.5)%	1.3%

Income (loss) from continuing operations	(12.3)%	0.7%	4.6%
Discontinued operations, net of income tax benefit	1.4%	—	—

Net income (loss)	(13.7)%	0.7%	4.5%

Preferred stock dividends	—	—	0.6%
Accretion of preferred stock redemption value	—	—	0.1%

Net income (loss) available to preferred and common shareholders	(13.7)%	0.7%	3.8%

Fiscal Year 2010 Compared to Fiscal Year 2009

Restaurant sales. Restaurant sales increased $11.9 million, or 3.6%, to $342.4 million in fiscal 2010 from $330.5 million in fiscal 2009. Ruth’s Chris comparable restaurants experienced a sales increase of 4.0% consisting of an entrée increase of 4.9% and a decrease in average check of 0.8%. Mitchell’s Fish Market comparable restaurants experienced a sales decrease of 0.4% consisting of an entrée decrease of 0.3% and a decrease in average check of 0.1%.

Franchise Income. Franchise income increased $1 million, or 9.5%, to $11.5 million in fiscal 2010 from $10.5 million in fiscal 2009. The increase was driven primarily by a 6.1% increase in comparable franchise-owned restaurant sales.

Other Operating Income. Other operating income increased $0.1 million, to $3.7 million in fiscal 2010.

Food and Beverage Costs. Food and beverage costs increased $5.0 million, or 5.2%, to $101.9 million in fiscal 2010 from $96.9 million in fiscal 2009. As a percentage of restaurant sales, food and beverage costs increased to 29.8% in fiscal 2010 from 29.3% in fiscal 2009. This increase in food and beverage costs as a percentage of restaurant sales was primarily due to unfavorable beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $3.8 million, or 2.1%, to $180.8 million in fiscal 2010 from $177.0 million in fiscal 2009. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 52.8% in fiscal 2010 from 53.5% in fiscal 2009 due to leveraging higher comparable restaurant sales.

Marketing and Advertising. Marketing and advertising expenses decreased $0.1 million, or 0.9%, to $11.6 million in fiscal 2010 from $11.7 million in fiscal 2009. Marketing and advertising expenses, as a percentage of total revenues, decreased to 3.2% in fiscal 2010 from 3.4% in fiscal 2009.

General and Administrative Costs. General and administrative costs decreased $1.0 million, or 4.2%, to $22.8 million in fiscal 2010 from $23.8 million in fiscal 2009. General and administrative costs, as a percentage of total revenues, decreased to 6.4% in fiscal 2010 from 6.9% in fiscal 2009 primarily due to a reduction in third party professional fees.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased $1.1 million, or 6.7%, to $15.4 million in fiscal 2010 from $16.5 million in fiscal 2009. The decrease in depreciation and amortization is primarily due to the home office sale in 2009 and less depreciation in 2010 on property with shorter depreciation lives.

Pre-Opening Costs. Pre-opening costs were $0.4 million in fiscal 2010. There were minimal pre-opening costs in fiscal 2009 as there were no company-owned restaurant openings. We opened one new company-owned restaurant in fiscal 2010. There were no new company-owned restaurant openings in fiscal 2009.

Loss on Impairment. We recognized a loss on the impairment of long-lived assets of $0.8 million in fiscal 2010 compared to a loss on the impairment of long-lived and intangible assets of $8.6 million in fiscal 2009. The loss on impairment recognized in 2010 was related to the impairment of long-lived assets at two Ruth’s Chris restaurants.

Restructuring Expenses. In 2010, we recognized $1.7 million of restructuring expense recoveries, which included a release from liability by a developer where lease exit costs were previously accrued and the correction of an immaterial prior year error in estimating lease exit costs. In 2009, we recognized $40 of restructuring expenses which consisted of a $417 charge related to the settlement of lease obligations of undeveloped restaurant properties in Thousand Oaks, California, and Dedham, Massachusetts, offset by a $377 recovery on the lease obligation for our corporate headquarters.

Loss on the disposal of property and equipment, net. Loss on the disposal of property and equipment was minimal in fiscal 2010 compared to loss on disposal of property and equipment of $2.0 million in fiscal 2009. Loss on disposal in fiscal 2009 was primarily due to the sale of our former home office land and building in Metairie, Louisiana, and the sale of the home office land and building in Heathrow, Florida.

Interest Expense. Interest expense, net of interest income, decreased $3.6 million, or 46.2%, to $4.2 million in fiscal 2010 from $7.8 million in fiscal 2009. The decrease in expense was primarily due to a decrease in our revolving credit balance.

Income Tax Expense. Income tax expense increased $6.3 million, or 370.6%, to a net expense of $4.6 million in fiscal 2010 from a net benefit of $1.7 million fiscal 2009. The increase was primarily due to a $20.3 million increase in income from continuing operations before income tax in fiscal 2010.

Income (Loss) from Continuing Operations. Income from continuing operations increased $14.1 million, or 564%, to $16.6 million in fiscal 2010 from income of $2.5 million in fiscal 2009.

Discontinued Operations, net of Income Tax Benefit. Discontinued operations resulted in a $0.6 million loss in fiscal 2010 compared to $0.1 million of loss in fiscal 2009. Discontinued operations loss relates to a change in estimate related to lease exit costs of our former operations in New York, New York, and Naples, Florida.

Net Income Available to Preferred and Common Shareholders. Net income available to preferred and common shareholders increased $11.1 million to $13.5 million in fiscal 2010 from $2.4 million in fiscal 2009. Net income available to preferred and common shareholders in fiscal 2010 included charges for preferred stock dividends of $2.2 million and accretion of preferred stock redemption value of $0.3 million.

Fiscal Year 2009 Compared to Fiscal Year 2008

Restaurant sales. Restaurant sales decreased $46.9 million, or 12.4%, to $330.5 million in fiscal 2009 from $377.4 million in fiscal 2008. Ruth’s Chris comparable restaurants experienced a sales decrease of 19.5%, consisting of an entrée decrease of 15.8% and a decrease in average check of 4.2%, offset by sales mix shifts. This was offset by a $3.5 million or 4.8% increase in 2009 sales from the 22 Mitchell’s restaurants acquired in February 2008. Full year 2009 Mitchell’s sales were $75.5 million compared to partial year 2008 sales of $72.0 million.

Franchise Income. Franchise income decreased $2.2 million, or 17.3%, to $10.5 million in fiscal 2009 from $12.7 million in fiscal 2008. The decrease was driven primarily by a 13.8% decrease in franchise-owned restaurant sales and a $0.3 million reduction in franchise fees.

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

Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors. See “Risk Factors,” which discloses certain material risks that could affect our quarterly operating results.

Our business is also subject to seasonal fluctuations. Historically, the percentages of our annual total revenues during the first and fourth fiscal quarters have been higher due, in part, to the year-end holiday season. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable restaurant sales for any particular period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. If this occurs, the price of our common stock would likely decrease. The following table presents summary quarterly results of operations for fiscal 2009 and fiscal 2010.

	Quarter Ended				Quarter Ended
	March 29, 2009	June 28, 2009	September 27, 2009	December 27, 2009	March 28, 2010	June 27, 2010	September 26, 2010	December 26, 2010
				($ in millions, except per share data)
Total revenues	$94.7	$86.4	$76.1	$87.4	$94.7	$89.0	$79.8	$94.1
Cost and expenses	(87.8)	(81.9)	(75.2)	(91.7)	(84.9)	(80.7)	(78.3)	(88.1)

Operating income (loss)	$6.9	$4.5	$1.0	(4.3)	$9.8	$8.3	$1.6	$6.0

Interest expense, net	(2.3)	(1.8)	(1.9)	(1.7)	(1.3)	(1.0)	(1.0)	(0.9)
Other	0.2	0.3	(0.1)	0.2	(0.1)	(0.0)	(0.0)	(0.0)

Income (loss) from continuing operations before income tax expense (benefit)	4.8	3.0	(1.0)	(5.8)	8.3	7.2	0.6	5.0
Income tax expense (benefit)	1.0	0.4	(0.1)	(2.9)	1.4	2.1	0.2	0.9

Income (loss) from continuing operations	3.8	2.6	(0.9)	(3.0)	6.9	5.1	0.4	4.2
Discontinued operations, net of income tax benefit	0.1	0.3	0.0	(0.3)	0.2	0.8	0.1	(0.5)

Net income (loss)	3.7	2.3	(1.0)	(2.7)	6.8	4.3	0.2	4.6

Preferred stock dividends	—	—	—	—	0.3	0.6	0.6	0.6
Accretion of preferred stock redemption value	—	—	—	—	—	0.1	0.1	0.1

Net income (loss) available to preferred and common shareholders	3.7	2.3	(1.0)	(2.7)	6.4	3.6	(0.5)	3.9

Basic earnings (loss) per share:
Continuing operations	$0.16	$0.11	$(0.04)	$(0.12)	$0.20	$0.11	$(0.01)	$0.08
Discontinued operations	—	(0.01)	—	0.01	—	(0.02)	—	0.01

Basic earnings (loss) per share	$0.16	$0.10	$(0.04)	$(0.11)	$0.20	$0.09	$(0.01)	$0.09

Diluted earnings (loss) per share:
Continuing operations	$0.16	$0.11	$(0.04)	$(0.12)	$0.20	$0.11	$(0.01)	$0.08
Discontinued operations	—	(0.01)	—	0.01	—	(0.02)	—	0.01

Diluted earnings (loss) per share	$0.16	$0.10	$(0.04)	$(0.11)	$0.20	$0.09	$(0.01)	$0.09

Shares (in millions) used in computing net income (loss) per common share:
Basic	23.5	23.6	23.6	23.6	28.2	33.9	34.0	34.0
Diluted	23.6	23.8	23.6	23.6	32.5	42.8	34.0	43.0
Quarterly percentage of annual revenues	27.5%	25.1%	22.1%	25.4%	26.5%	24.9%	22.3%	26.3%
Operating margin	7.3%	5.2%	1.3%	-4.9%	10.3%	9.3%	2.0%	6.4%

Liquidity and Capital Resources

Our principal sources of cash during fiscal 2010 were net cash provided by operating activities and proceeds from a private placement transaction and rights offering (see Item 1). Our principal use of cash during fiscal 2010 was the reduction of debt. We expect that our principal use of cash in the future will be for capital expenditures on new and existing restaurants and continuing to reduce our debt.

Senior Credit Facility

On February 26, 2009, we signed a first amendment to our Amended and Restated Credit Facility reducing the revolving loan commitment from $250.0 million to $175.0 million, with additional reductions scheduled through the final maturity date of February 19, 2013. The amendment decreased the Fixed Charge Coverage Ratio and increased the maximum Consolidated Leverage Ratio, in each case beginning with the fourth quarter of 2008 and continuing through the third quarter of 2010, after which these two covenants reset to their original levels. The amendment increased the interest rates applicable to borrowings based on the Company’s actual leverage ratio, ranging from 2.50% to 4.25% above the applicable LIBOR rate or, at the Company’s option, from 1.25% to 3.00% above the applicable base rate. At the time of the amendment, unamortized deferred costs related to the Company’s credit agreement of $0.4 million were written off.

On February 12, 2010, we entered into a Second Amendment to the First Amended and Restated Credit Agreement. The amendment to the credit agreement reduced the revolving loan commitment to $129.6 million, extended the scheduled maturity of the credit agreement by two years, to February 2015, and provided the Company with a less restrictive set of covenants. Specifically, the amendment provided for no financial covenant testing until the end of fiscal year 2010, provided less restrictive leverage and coverage covenants thereafter, and permanently eliminated the minimum EBITDA covenant. The amendment provided for higher interest rates under the credit facility, with interest rates based on the Company’s actual leverage ratio, ranging from 3.25% to 5.00% above the applicable LIBOR rate or, at the Company’s option, from 2.00% to 3.75% above the applicable base rate.

As of December 26, 2010, the Company had an aggregate of $51.0 million of outstanding indebtedness under its amended credit facility at a weighted average interest rate of 4.83%. Under the amended revolving loan commitment, the Company had approximately $74.7 million of borrowings available under its revolving credit facility, net of outstanding letters of credit of approximately $3.9 million. The Company is required to maintain certain financial covenants and is also subject to several restrictive covenants under its borrowings. The restrictive covenants include, but are not limited to, covenants that, subject to exceptions: (1) prohibit the Company and its subsidiaries from incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibit the Company and its subsidiaries from creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limit the Company’s ability and its subsidiaries’ ability to enter into joint ventures, acquisitions, and other investments; (4) prohibit the Company and its subsidiaries from directly or indirectly creating or becoming liable with respect to any contingent liabilities; and (5) restrict the Company and its subsidiaries from directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Company’s obligations under the senior credit facility are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. Under this amendment, the Company was not required to submit a certificate of compliance until the fourth quarter of fiscal 2010. As of December 26, 2010, the Company is in compliance with all the covenants under its credit facility.

The Company’s obligations under the senior credit facility are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries.

Capital Expenditures

Capital expenditures and other acquisitions totaled $6.1 million in fiscal 2010, $4.3 million in fiscal 2009 and $125.0 million in fiscal 2008. Capital expenditures in fiscal 2010 resulted from approximately $2.3 million of maintenance capital and $3.8 million in restaurant construction. We anticipate capital expenditures in fiscal 2011 will be approximately $10.0 to $12.0 million. We do not expect to open any company-owned restaurants in fiscal 2011.

Cash Flows

The following table summarizes our primary sources of cash in the periods presented:

	Fiscal Year
	2008	2009	2010
Net cash provided by (used in):
Operating activities	$37,073	$28,436	$40,255
Investing activities	(107,949)	6,412	(6,128)
Financing activities	62,441	(37,043)	(30,789)

Net increase (decrease) in cash and cash equivalents	$(8,435)	$(2,195)	$3,338

Operating Activities. Net cash provided by operating activities was $37.1 million and $28.4 million in fiscal 2008 and fiscal 2009, respectively, compared to $40.3 million in fiscal 2010. The increase in net cash from operating activities from fiscal 2009 was primarily due to an increase in operating income.

Investing Activities. Net cash used in investing activities was $108.0 million in fiscal 2008. Net cash provided by investing activities was $6.4 million in fiscal 2009, compared to net cash used in investing activities of $6.1 million in fiscal 2010. The change from 2009 was primarily due to $9.7 million in proceeds from the sale of corporate headquarters in fiscal 2009.

Financing Activities. Net cash provided by financing activities totaled $62.4 million in fiscal 2008 compared to net cash used in financing activities of $37.0 million and $30.8 million in fiscal 2009 and fiscal 2010, respectively. This change was primarily due to the net proceeds of the private placement and rights offering (see Item 1) offset by the servicing of debt in fiscal 2010. We anticipate paying quarterly cash dividends on the Preferred Stock in fiscal 2011, as we did in fiscal 2010, to the extent permitted by our credit agreement. The current agreement limits the amount of dividends we may pay annually to $1.0 million, unless we obtain a waiver from our loan consortium consistent with our October 1, 2010 dividend payment.

Contractual Obligations

The following table summarizes our contractual obligations as of December 26, 2010:

	Payments due by period
	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations	$61.4	$2.5	$2.5	$56.4	$—
Operating lease obligations	318.1	24.9	24.4	68.7	200.1

Total	$379.5	$27.4	$26.9	$125.1	$200.1

Long-term debt obligations include principal maturities and expected interest payments. Expected interest payments were estimated using the weighted average interest rate of 4.83% under our amended credit facility as of December 26, 2010.

We have not included in the contractual obligations table approximately $0.9 million for long-term liabilities for unrecognized tax benefits for various tax positions we have taken. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. These liabilities also include amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.

Off-Balance Sheet Arrangements

As of December 26, 2010, we do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements is based, in part, on our critical accounting policies that require us to make estimates and judgments that affect the amounts reported in those financial statements. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our consolidated financial statements. Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the combined financial statements.

Impairment of Long-Lived Assets

We review property and equipment (which includes leasehold improvements) for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flow and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of permanent impairment. In determining future cash flows, we make significant estimates with respect to future operating results of each restaurant over the expected remaining life of the primary asset in the restaurant. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset-carrying amount exceeds its fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record additional impairment charges for these assets.

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

Valuation and Recoverability of Goodwill , Franchise Rights and Trademarks

Goodwill, franchise rights and trademarks arose primarily from our acquisition of franchisee-owned Ruth’s Chris restaurants and our acquisition of Mitchell’s Fish Markets. The most significant acquisitions were completed in 1996, 1999, 2006, 2007 and 2008. Goodwill, trademarks, and franchise rights acquired prior to 2008 are not subject to amortization. Such assets must be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We completed the most recent impairment test in December 2010 and determined that no impairment losses should be recognized related to goodwill, franchise rights and trademarks.

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

The goodwill impairment test involves a two-step process. The first step is a comparison of the carrying value of the reporting unit to its fair value, which is considered to be the individual restaurant acquired. Consistent with the valuation of restaurant operations, the Company utilized a multiple of EBITDA to approximate the fair value of the reporting unit for purposes of completing Step 1 of the evaluation. The Company considered EBITDA multiples of publicly held companies, including its own, as well as other private reporting unit acquisitions. For reporting units whose estimated fair value exceeded its carrying value, no impairment is recorded. As of December 26, 2010, the estimated fair values of all reporting units exceeded their respective carrying values. If a reporting unit’s fair value did not exceed its carrying value as the balance sheet date, the Company would have completed Step 2 of the evaluation by comparing the implied fair value of goodwill with the net asset value of the reporting unit. The Company would have calculated the implied fair value by allocating the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the unit. The fair values of the reporting units with goodwill on the balance sheet as of December 26, 2010 significantly exceed their carrying values.

The fair value of our franchise rights are estimated and compared to the carrying value. We estimate the fair value of these intangible assets using an excess earnings approach, which estimates value based upon the discounted value of future cash flow expected to be generated by company-owned restaurants in the acquired trade area, net of all contributory asset returns. This calculation requires market based assumptions related to projected cash flows, projected capital expenditures, as well as a discount rate. We recognize an impairment loss when the estimated fair value of the franchise rights is less than its carrying value. We completed our impairment test of our franchise rights and concluded as of the date of the test, there was no impairment related to the acquisition of seven company-owned restaurants acquired in 2006 from a franchisee. A key assumption in our fair value estimate is the discount rate utilized in the excess earnings method. We noted that an increase in the estimated 18.9 percent discount rate utilized of approximately 25 basis points on the aforementioned franchise rights would result in impairment of a portion of these assets.

The fair value of our acquired trademarks are estimated and compared to the carrying value. We estimate the fair value of these intangible assets using the relief-from-royalty method, which requires assumptions related to projected revenues, assumed royalty rates that could be payable if we did not own the trademarks and a discount rate. We recognize an impairment loss when the estimated fair value of the trademark is less than its carrying value. We completed our impairment test of our trademarks and concluded as of the date of the test, there was no impairment for Mitchell’s Fish Market. A key assumption in our fair value estimate is the discount rate utilized in the relief-from-royalty method. We selected a discount rate of 18.9 percent in estimating the fair value of the trademarks. We noted that an increase in the discount rate of approximately 100 basis points on Mitchell’s Fish Market would result in impairment of a portion of its trademark.

Declines in sales at our restaurants, and significant adverse changes in the operating environment for the restaurant industry may result in future impairment charges. Changes in circumstances, existing at the measurement date or at other times in the future, or in the estimates associated with management’s judgments and assumptions made in assessing the fair value of our goodwill, franchise rights and trademarks could result in an impairment charge of these assets.

We evaluate the useful lives of our intangible assets to determine if they are definite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required capital expenditures, and the expected lives of other related groups of assets.

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

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 26, 2010, the Company had $51.0 million of variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal 2010 of approximately $0.5 million.

The Company had an interest rate swap to manage its exposure on its debt facility. The interest swap contract expired in the third quarter of fiscal 2010. By using the interest rate swap to hedge exposures to changes in interest rates, the Company exposed itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

During fiscal 2010, interest expense included a $0.8 million “mark to market” benefit related to an interest rate swap.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of royalty revenue it receives from outside the U.S.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly take into account changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. In fiscal 2011, the Company has not set pricing for any of its beef requirements. The Company currently does not use financial instruments to hedge its risk to market price fluctuations in other food product prices. As a result, a hypothetical 10% fluctuation in beef costs would have an approximate impact ranging from $3.0 to $3.2 million on pre-tax earnings for fiscal 2010.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 26, 2010. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 26, 2010 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2010. In making this assessment, management applied the criteria based on the “Internal Control—Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s assessment included documenting, evaluating, and testing the design and operating effectiveness of the Company’s internal control over financial reporting. Based upon this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 26, 2010.

KPMG LLP, the Company’s independent registered public accounting firm, has audited the financial statements included herein and issued an audit report on the Company’s internal control over financial reporting as of December 26, 2010, which follows.

Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ending December 26, 2010, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Ruth’s Hospitality Group, Inc.:

We have audited Ruth’s Hospitality Group, Inc.’s internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ruth’s Hospitality Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ruth’s Hospitality Group, Inc. has maintained, in all material respects, effective internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ruth’s Hospitality Group, Inc. and subsidiaries as of December 27, 2009 and December 26, 2010, and the related consolidated statements of income (loss), shareholders’ equity (deficit), and cash flows for the fifty-two weeks ended December 28, 2008, December 27, 2009, and December 26, 2010, and our report dated March 4, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Orlando, Florida

March 4, 2011

Certified Public Accountants

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item for executive officers is set forth under “Executive Officers of the Registrant” in Part I, Item 1 of this report. The other information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

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

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

The following table summarizes the number of stock options issued and shares of restricted stock granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 26, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under an Equity Compensation Plan (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2000 Stock Option Plan	47,601	$0.48	675,766
2005 Long-Term Equity Incentive Plan	2,910,645	$7.82	500,850

Total	2,958,246	$7.70	1,176,616

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

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

March 4, 2011

RUTH’S HOSPITALITY GROUP, INC.

By:	/s/ MICHAEL P. O’DONNELL
Michael P. O’Donnell Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Ruth’s Hospitality Group, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates
/s/ MICHAEL P. O’DONNELL Michael P. O’Donnell	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 4, 2011

/s/ ROBERT M. VINCENT Robert M. Vincent	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2011

/s/ ROBIN P. SELATI Robin P. Selati	Lead Director	March 4, 2011

/s/ CARLA R. COOPER Carla R. Cooper	Director	March 4, 2011

/s/ BANNUS B. HUDSON Bannus B. Hudson	Director	March 4, 2011

/s/ ROBERT S. MERRITT Robert S. Merritt	Director	March 4, 2011

/s/ STEPHEN C. SHERRILL Stephen C. Sherrill	Director	March 4, 2011

/s/ ALAN VITULI Alan Vituli	Director	March 4, 2011

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Ruth’s Hospitality Group, Inc.:

We have audited the accompanying consolidated balance sheets of Ruth’s Hospitality Group, Inc. and subsidiaries as of December 27, 2009 and December 26, 2010, and the related consolidated statements of income (loss), shareholders’ equity (deficit) and cash flows for the fifty-two weeks ended December 28, 2008, December 27, 2009, and December 26, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ruth’s Hospitality Group, Inc. and subsidiaries as of December 27, 2009 and December 26, 2010, and the results of their operations and their cash flows for the fifty-two weeks ended December 28, 2008, December 27, 2009, and December 26, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ruth’s Hospitality Group, Inc.’s internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Orlando, Florida

March 4, 2011

Certified Public Accountants

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollar amounts in thousands, except share and per share data)

	December 27, 2009	December 26, 2010
Assets
Current assets:
Cash and cash equivalents	$1,681	$5,018
Accounts receivable, less allowance for doubtful accounts 2009—$339; 2010—$350	10,079	11,977
Inventory	7,368	7,521
Prepaid expenses and other	1,346	1,314
Deferred income taxes	1,561	1,672

Total current assets	22,035	27,502
Property and equipment, net of accumulated depreciation 2009—$77,643; 2010—$91,383	114,204	105,151
Goodwill	22,097	22,097
Franchise rights	32,200	32,200
Trademarks	13,718	13,718
Other intangibles, net of accumulated amortization 2009—$1,263; 2010—$1,522	7,962	7,138
Deferred income taxes	38,246	36,795
Other assets	3,953	4,468

Total assets	$254,415	$249,069

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,871	$8,710
Accrued payroll	10,286	12,115
Accrued expenses	5,995	8,415
Deferred revenue	27,835	28,238
Other current liabilities	9,101	8,385

Total current liabilities	60,088	65,863
Long-term debt	125,500	51,000
Deferred rent	20,643	22,284
Other liabilities	6,419	6,023

Total liabilities	212,650	145,170

Commitments and contingencies (Note 13)	—	—
Series A 10% Redeemable Convertible Preferred Stock, par value $0.01 per share; 25,000 shares authorized, issued and outstanding, liquidation preference of $25,000 at December 26, 2010	—	23,538
Shareholders’ equity (deficit):
Common stock, par value $.01 per share; 100,000,000 shares authorized, 23,606,943 shares issued and outstanding at December 27, 2009 33,981,509 shares issued and outstanding at December 26, 2010	236	339
Additional paid-in capital	173,590	198,304
Accumulated deficit	(132,061)	(118,282)
Treasury stock, at cost; 71,950 shares at December 27, 2009 and December 26, 2010	—	—

Total shareholders’ equity	41,765	80,361

Total liabilities, preferred stock and shareholders’ equity	$254,415	$249,069

See accompanying notes to consolidated financial statements.

RUTH’S CHRIS STEAK HOUSE, INC AND SUBSIDIARIES

Consolidated Statements of Income (Loss)

(dollar amounts in thousands, except share and per share data)

	Fiscal Year Ended
	December 28, 2008	December 27, 2009	December 26, 2010
Revenues:
Restaurant sales	377,424	330,533	342,363
Franchise income	12,703	10,533	11,532
Other operating income	3,520	3,564	3,730

Total revenues	393,647	344,630	357,625
Costs and expenses:
Food and beverage costs	122,292	96,934	101,917
Restaurant operating expenses	188,608	176,995	180,772
Marketing and advertising	13,939	11,697	11,615
General and administrative costs	28,994	23,777	22,800
Depreciation and amortization expenses	16,706	16,499	15,360
Pre-opening costs	2,869	16	387
Loss on impairment	77,051	8,634	805
Restructuring expense (benefit)	8,926	40	(1,683)
Loss on the disposal of property and equipment, net	508	1,963	21

Operating income	(66,246)	8,075	25,631
Other income (expense):
Interest expense	(10,334)	(7,754)	(4,244)
Other	868	532	(182)

Income (loss) from continuing operations before income tax expense	(75,712)	853	21,205
Income tax expense (benefit)	(27,203)	(1,668)	4,642

Income (loss) from continuing operations	(48,509)	2,521	16,563
Discontinued operations:
Loss from operations of discontinued restaurants, net of income tax benefit: 2008—$632; 2009—$638; 2010—$328	5,374	102	606

Net income (loss)	(53,883)	2,419	15,957

Preferred stock dividends	—	—	2,178
Accretion of preferred stock redemption value	—	—	309

Net income (loss) available to preferred and common shareholders	$(53,883)	$2,419	$13,470

Basic earnings (loss) per common share:
Continuing operations	$(2.08)	$0.11	$0.35
Discontinued operations	(0.23)	(0.01)	(0.01)

Basic earnings (loss) per share	$(2.31)	$0.10	$0.34

Diluted earnings (loss) per common share:
Continuing operations	$(2.08)	$0.11	$0.35
Discontinued operations	(0.23)	(0.01)	(0.01)

Diluted earnings (loss) per share	$(2.31)	$0.10	$0.34

Shares used in computing net income (loss) per common share:
Basic	23,307,198	23,566,358	32,513,867
Diluted	23,307,198	23,733,260	40,239,854

See accompanying notes to consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(dollar and share amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Shareholders’ Equity
	Shares	Value			Shares	Value
Balance at December 30, 2007	23,215	$232	$168,432	$(80,597)	72	$—	$88,067

Net loss	—	—	—	(53,883)	—	—	(53,883)
Shares issued under stock option plan including tax effects	237	3	134	—	—	—	137
Stock-based compensation	—	—	2,820	—	—	—	2,820
Repurchase of Restricted Stock	—	—	—	—	—	—	—

Balance at December 28, 2008	23,452	$235	$171,387	$(134,480)	72	$—	$37,142

Net income	—	—	—	2,419	—	—	2,419
Shares issued under stock option plan including tax effects	155	1	39	—	—	—	40
Stock-based compensation	—	—	2,163	—	—	—	2,163
Repurchase of Restricted Stock	—	—	—	—	—	—	—

Balance at December 27, 2009	23,607	$236	$173,590	$(132,061)	72	$—	$41,765

Net income	—	—	—	15,957	—	—	15,957
Preferred stock dividends	—	—	—	(2,178)	—	—	(2,178)
Issuance of common stock from rights offering	10,147	101	25,267				25,368
Cost of common stock issuance	—	—	(2,049)	—	—	—	(2,049)
Accretion of preferred stock redemption value	—	—	(309)	—	—	—	(309)
Shares issued under stock option plan including tax effects	227	2	132	—	—	—	134
Stock-based income tax adjustments to equity	—	—	(508)	—	—	—	(508)
Stock-based compensation	—	—	2,181	—	—	—	2,181

Balance at December 26, 2010	33,981	$339	$198,304	$(118,282)	72	$—	$80,361

See accompanying notes to consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	52 Weeks Ending
	December 28, 2008	December 27, 2009	December 26, 2010
Cash flows from operating activities:
Net income	$(53,883)	$2,419	$15,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,031	16,499	15,360
Deferred income taxes	(29,525)	(3,298)	832
Non-cash interest expense	295	1,127	774
Loss on the disposal of property and equipment, net	508	1,126	21
Loss on the disposal of assets held for sale	—	837	—
Loss on impairment	81,273	8,634	805
Amortization of below market lease	200	198	198
Restructuring expense (benefit)	8,926	40	(1,683)
Non-cash compensation expense	2,553	2,163	2,181
Changes in operating assets and liabilities:
Accounts receivables	(1,541)	3,288	(1,898)
Inventories	1,069	1,262	(153)
Prepaid expenses and other	(622)	2,080	32
Other assets	259	51	156
Accounts payable and accrued expenses	3,252	(4,658)	5,334
Deferred revenue	1,735	(1,586)	403
Deferred rent	4,809	(291)	1,641
Other liabilities	734	(1,455)	295

Net cash provided by operating activities	37,073	28,436	40,255

Cash flows from investing activities:
Acquisition of property and equipment	(31,951)	(4,270)	(6,128)
Acquisition of Mitchells	(93,037)	—	—
Proceeds on disposal of property and equipment, net	—	1,019	—
Proceeds on disposal of assets held for sale	—	9,663	—
Proceeds from sale-leaseback transactions	17,039	—	—

Net cash provided by (used in) investing activities	(107,949)	6,412	(6,128)

Cash flows from financing activities:
Net principal repayments on long-term debt	63,500	(34,750)	(74,500)
Proceeds from issuance of common stock	—	—	25,368
Proceeds from the issuance of Series A 10% redeemable convertible preferred stock	—	—	25,000
Income tax benefits credited to equity upon exercise of stock options	108	24	74
Proceeds from exercise of stock options and warrants	30	16	60
Dividend payments	—	—	(1,582)
Equity offering costs	—	—	(3,820)
Deferred financing costs	(1,197)	(2,333)	(1,389)

Net cash provided by (used in) financing activities	62,441	(37,043)	(30,789)

Net (decrease) increase in cash and cash equivalents	(8,435)	(2,195)	3,338

Cash and cash equivalents at beginning of period	12,311	3,876	1,681

Cash and cash equivalents at end of period	$3,876	$1,681	$5,018

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$9,431	$7,978	$4,398
Income taxes	$1,850	$1,511	2,138

Noncash investing and financing activities:
Excess accrual-based acquistion of property and equipment	$(3,733)	$1,668	$434
Preferred stock dividends declared	$—	$—	$596
Stock-based compensation APIC pool adjustments	$91	$119	$508

See accompanying notes to consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

(1) Organization and Description of Business

Ruth’s Hospitality Group, Inc. and its subsidiaries (the “Company”) operate 64 Ruth’s Chris Steak House, 20 Mitchell’s Fish Market, and three Mitchell’s Steakhouse restaurants and sell franchise rights to Ruth’s Chris Steak House franchisees giving them the exclusive right to operate similar restaurants in a particular location designated in the franchise agreement. At December 26, 2010 and December 27, 2009, there were 154 and 152 restaurants operating, respectively. Of the 154 restaurants operating at December 26, 2010, 64 were company-owned Ruth’s Chris Steak House restaurants, 67 were Ruth’s Chris Steak House franchise restaurants, 20 were company-owned Mitchell’s Fish Markets and three were company-owned Mitchell’s Steakhouse restaurants. Of the 152 restaurants operating at December 27, 2009, 64 were company-owned Ruth’s Chris Steak House restaurants, 66 were Ruth’s Chris Steak House franchise restaurants, 19 were company-owned Mitchell’s Fish Markets and three were company-owned Mitchell’s Steakhouse restaurants. During 2010, one company-owned Mitchell’s Fish Market restaurant was opened and one franchise-owned Ruth’s Chris Steak House restaurant was opened. During 2009, six franchise-owned Ruth’s Chris Steak House restaurants were opened and four franchise-owned Ruth’s Chris Steak House restaurants were closed. Two company-owned Ruth’s Chris Steak House restaurants were closed during fiscal 2009.

On February 19, 2008, the Company completed the acquisition of all of the operating assets and intellectual property of Mitchell’s Fish Market, operating under the names Mitchell’s Fish Market and Columbus Fish Market, and Cameron’s Steakhouse, operating under the names Cameron’s Steakhouse and Mitchell’s Steakhouse from Cameron Mitchell Restaurants, LLC (CMR) for approximately $93.0 million. There are currently 20 operating Mitchell’s Fish Markets and three operating Cameron’s Steakhouses. The acquired operations are included in the consolidated financial statements from the date of acquisition.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

The following table summarizes the changes in the number of Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse company-operated and franchised restaurants during the thirteen and fifty-two weeks ended December 26, 2010.

	13 Weeks Ending December 26, 2010			52 Weeks Ending December 26, 2010
Ruth’s Chris Steak House	Company	Franchised	Total	Company	Franchised	Total
Beginning of period	64	67	131	64	66	130
New	—	—	—	—	1	1
Closed	—	—	—	—	—	—

End of period	64	67	131	64	67	131

% of total	49%	51%	100%	49%	51%	100%

Mitchell’s Fish Market	Company	Franchised	Total	Company	Franchised	Total
Beginning of period	20	—	20	19	—	19
New	—	—	—	1	—	1
Closed	—	—	—	—	—	—

End of period	20	—	20	20	—	20

% of total	100%	0%	100%	100%	0%	100%

Cameron’s Steakhouse	Company	Franchised	Total	Company	Franchised	Total
Beginning of period	3	—	3	3	—	3
New	—	—	—	—	—	—
Closed	—	—	—	—	—	—

End of period	3	—	3	3	—	3

	100%	0%	100%	100%	0%	100%
Consolidated

Total system	87	67	154	87	67	154

% of total	56%	44%	100%	56%	44%	100%

(2) Summary of Significant Accounting Policies

(a) Reporting Period

The Company utilizes a 52- or 53-week reporting period ending on the last Sunday of December. The periods ended December 26, 2010 (fiscal 2010), December 27, 2009 (fiscal 2009) and December 28, 2008 (fiscal 2008) each had a 52-week reporting period.

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

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

(i) Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining bank and other long-term financing. The Company paid financing costs of $1,197, $2,333 and $1,389 in fiscal 2008, 2009 and 2010, respectively, and amortizes these costs using a method that approximates the effective interest method over the term of the related financing. Amortization of deferred financing costs was $295, $1,127, and $774 in fiscal 2008, 2009 and 2010, respectively, and is included in interest expense on the consolidated statements of income (loss).

(j) Impairment or Disposal of Long-Lived Assets

In accordance with “Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets,” FASB Accounting Standards Codification Topic 360-10 (Topic 360-10), long lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Key assumptions in the determination of fair value are the future after-tax cash flows of the restaurant and discount rate. The after-tax cash flows incorporate reasonable sales growth and margin improvement assumptions that would be used by a franchisee in the determination of a purchase price for the restaurant. Estimates of future cash flows are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions. The discount rate used in the fair value calculations is our estimate of the required rate of return that a franchisee would expect to receive when purchasing a similar restaurant or groups of restaurants and the related long-lived assets. The discount rate incorporates rates of returns for historical refranchising market transactions and is commensurate with the risks and uncertainty inherent in the forecasted cash flows. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the consolidated balance sheets.

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

(l) Marketing and Advertising

Marketing and advertising expenses in the accompanying consolidated statements of income (loss) include advertising expenses of approximately $9.3 million, $8.1 million, and $8.1 million for fiscal 2008, fiscal 2009 and fiscal 2010, respectively. Advertising costs are expensed as incurred.

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

(n) Pre-Opening Costs

Pre-opening costs incurred with the opening of new restaurants are expensed as incurred. These costs include rent expense, wages, benefits, travel and lodging for the training and opening management teams, and food, beverage and other restaurant operating expenses incurred prior to a restaurant opening for business.

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

The Company applies the provisions of “Income Taxes,” FASB Accounting Standards Codification Topic 740 (Topic 740). Topic 740 requires that a position taken or expected to be taken in a tax return be recognized (or derecognized) in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Our continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense.

(p) Derivative Instruments

The Company utilized derivative instruments during 2008, 2009 and 2010 to economically hedge interest rate risk. The Company does not apply hedge accounting as defined by “Derivatives and Hedging,” FASB Accounting Standards Codification Topic 815 (Topic 815) and any changes in fair value of the derivative instruments are marked to market through earnings in the period of change. Cash flows related to derivatives are included in operating activities. At December 26, 2010, there are no open derivative instruments.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

(q) Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. Restaurant sales are presented net of sales taxes and discounts. Deferred revenue primarily represents the Company’s liability for gift cards that have been sold but not yet redeemed, and is recorded at the expected redemption value. When the gift cards are redeemed, the Company recognizes restaurant sales and reduces the deferred revenue. Company owned gift cards redeemed at franchise-owned locations reduce the deferred revenue but do not result in restaurant sales. The expected redemption value of gift cards represents the full value of all gift cards issued less the amount the Company has recognized as other operating income for gift cards that are not expected to be redeemed. The Company recognizes as other operating income the remaining value of gift cards that have not been redeemed 18 months following the last date of card activity.

The Company franchises Ruth’s Chris Steak House restaurants. The Company executes franchise agreements for each franchise restaurant, which sets out the terms of its arrangement with the franchisee. The franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. The Company collects ongoing royalties of 5% of sales from franchise restaurants plus a 1% advertising fee applied to national advertising expenditures. The Company is not required to perform any services for the ongoing royalties and thus these royalties are recognized when the royalties are due from the franchisee on a monthly basis. These ongoing royalties are reflected in the accompanying consolidated statements of income (loss) as franchise income. The 1% advertising fee is not recorded as revenue, but rather is recorded as a liability against which specified advertising and marketing costs are charged.

The Company executes an area development agreement with franchisees that gives the franchisee exclusive rights to develop a specific number of restaurants within a specified area. The Company charges an initial development fee at the time the area development agreements are executed. This fee is related to feasibility studies of the area, certification of the franchisee and for the development opportunities lost or deferred as a result of the rights granted. These services are performed prior to the execution of the agreement. The Company recognizes the initial area development fee upon the signing of the area development agreement by the franchisee.

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

(r) Foreign Revenues

The Company currently has 14 international franchise locations in Aruba, Canada, Mexico, China (Hong Kong), Japan, Taiwan and the United Arab Emirates. In accordance with its franchise agreements relating to these international locations, the Company receives royalty revenue from these franchisees in U.S. dollars. Franchise fee revenues from international locations were $2.2 million, $1.9 million and $2.2 million in fiscal year 2008, 2009 and 2010, respectively.

(s) Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with “Compensation—Stock Compensation,” FASB Accounting Standards Codification Topic 718 (Topic 718) using the modified prospective transition method. Stock-based compensation cost includes: a) compensation cost for all share-based payments

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

granted prior to, but not yet vested as of December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and b) compensation cost for all share-based payments granted subsequent to December 26, 2005, based on the grant date fair value estimated in accordance with the provisions of Topic 718. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award.

The consolidated statements of income (loss) for fiscal 2008, 2009, and 2010 were impacted by stock-based compensation as follows:

	2008	2009	2010
Reduction in operating income from continuing operations	$2,820	$2,163	$2,181
Reduction in income before taxes	2,820	2,163	2,181
Reduction in operating net income	2,504	1,863	1,942
Reduction in earnings per share:
Basic	$0.11	$0.08	$0.05
Diluted	$0.11	$0.08	$0.05

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

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels of inputs are:

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

See note 15 for fair value disclosures.

(v) Earnings Per Share

Basic earnings per common share is computed under the two-class method in accordance with “Earnings Per Share,” FASB Accounting Standards Codification Topic 260 (Topic 260). Under the two-class method, a portion of net income is allocated to participating securities, such as the Company’s Preferred Stock, and therefore is

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

excluded from the calculation of basic earnings per share allocated to common shares. Diluted earnings per common share is computed by dividing the net income available to preferred and common shareholders for the period by the weighted average number of common and potential common shares outstanding during the period. Net income, in both the basic and diluted earnings per common share calculations, is reduced by the Company’s Preferred Stock dividends and accretion of the Company’s Preferred Stock to its redemption value.

(w) Contingencies

The Company recognizes liabilities for contingencies when there is an exposure that indicates it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of impairment or loss can be reasonably estimated.

(x) Segment Reporting

As of December 26, 2010, we operated the Ruth’s Chris Steak House, Mitchell’s Fish Market, Columbus Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse restaurant concepts in North America as operating segments. The concepts operate within the full-service dining industry, providing similar products to similar customers. The concepts also possess similar economic characteristics, resulting in similar long-term expected financial performance characteristics. Revenues from external customers are derived principally from food and beverage sales. We do not rely on any major customers as a source of revenue. We believe we meet the criteria for aggregating our operating segments into a single reporting segment.

(y) Newly Adopted Accounting Pronouncements

Effective December 28, 2009, the Company adopted amendments in Accounting Standards Update 2010-06 (“ASU 2010-06”) requiring new fair value disclosures. Entities are required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and describe the reasons for the transfers. Entities are also required to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, entities must provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about the valuation techniques used in determining fair value for Level 2 or Level 3 measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross basis reconciliation for the Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements. There were no transfers between Level 1 and Level 2 measurements in the fair value hierarchy during fiscal 2010.

(z) Recent Accounting Pronouncements for Future Application

Accounting standards that have been issued by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

(3) Goodwill, Franchise Rights and Trademarks

During the fourth quarter of fiscal 2010, the Company completed an analysis to determine if goodwill and certain intangible assets were impaired as of the balance sheet date. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

    Franchise Rights

Owned franchise rights that have been determined to have indefinite lives must be reviewed for potential impairment annually and when triggering events are detected. No impairment charges on franchise rights were recognized in fiscal 2010. During the fourth quarter of fiscal 2009, the Company recorded non-cash impairment charges of $5.1 million for franchise rights previously recorded as part of the acquisition of ten formerly franchised restaurants in the Pacific Northwest, Midwest and Florida, reducing the carrying value from $37.3 million to $32.2 million. This reduction was primarily due to weakening 2009 sales impacting future sales and profitability assumptions. During the fourth quarter of fiscal 2008, the Company recorded non-cash impairment charges of $5.9 million for franchise rights previously recorded as part of the acquisition of three formerly franchised restaurants acquired in 2007, reducing the carrying value from $43.2 million to $37.3 million.

To determine the fair value of acquired franchise rights, the Company used a multi-period excess earnings approach. This approach involves projecting future earnings, discounting those earnings using an appropriate market discount rate and subtracting a contributory charge for net working capital, property and equipment, assembled workforce and customer relationships to arrive at excess earnings attributable to these franchise rights. The Company calculated the present value of cash flows generated from future excess earnings and determined that the fair values exceeded the carrying value as of December 26, 2010.

    Trademarks

In accordance with Topic 350, owned trademarks that have been determined to have indefinite lives must be reviewed for potential impairment annually and when triggering events are detected. No impairment charges on trademarks were recognized in fiscal 2010. During the fourth quarter of fiscal 2009, the Company recorded non-cash trademark impairment charges of $0.2 million previously recorded as part of the Mitchell’s acquisition, reducing the carrying value from $13.8 million to $13.6 million. This reduction was primarily due to the weakening of 2009 sales impacting future sales and profitability assumptions. During the fourth quarter of fiscal 2008, the Company recorded non-cash trademark impairment charges of $12.1 million previously recorded as part of the Mitchell’s acquisition, reducing the carrying value from $25.9 million to $13.8 million.

To determine the fair value of the Mitchell’s trademarks, including Mitchell’s Fish Market, Columbus Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse, the Company used a relief-from-royalty valuation approach. This approach assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future revenue growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. Based on the Company’s evaluation, the fair value of the trademarks exceeded the carrying value as of December 26, 2010.

    Goodwill

No impairment charges on goodwill were recognized in fiscal 2010. During the fourth quarter of fiscal 2009, the Company recorded non-cash goodwill impairment charges of $2.2 million, reducing the carrying value from $24.3 million to $22.1 million. The impairment charges were related to goodwill recorded as part of the acquisition of the Ruth’s Chris Steak House restaurant in Palm Desert, California, in 2002. During the fourth quarter of fiscal 2008, the Company recorded non-cash goodwill impairment charges of $31.2 million, reducing the carrying value from $55.5 million to $24.3 million. Impairment charges of $22.8 million related to goodwill recorded as part of the Mitchell’s restaurants acquisition, while the remainder was related to Ruth’s Chris Steak House acquired restaurants.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

In performing the 2010 evaluation of goodwill impairment under Topic 350-20 Step 1, the Company compared the carrying value of the reporting unit, which is considered to be the individual restaurant, to its fair value. Consistent with the valuation of restaurant operations, the Company utilized a multiple of EBITDA to approximate the fair value of the reporting unit for purposes of completing Step 1 of the evaluation. The Company considered EBITDA multiples of publicly held companies, including its own, as well as recent industry acquisitions. For reporting units whose estimated fair value exceeded its carrying value, no impairment is recorded. As of December 26, 2010, the estimated fair values of all reporting units exceeded their respective carrying values.

If a reporting unit’s fair value did not exceed its carrying value as the balance sheet date, the Company would have completed Step 2 of the evaluation by comparing the implied fair value of goodwill with the net asset value of the reporting unit. The Company would have calculated the implied fair value by allocating the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the unit.

The Company’s franchise rights, trademarks, and goodwill at December 26, 2010 were as follows:

		Franchise Rights	Trademarks
Balance as of December 28, 2008		$37,323	$13,918
Loss on impairment		(5,123)	(200)

Balance as of December 27, 2009		32,200	13,718

Loss on impairment		—	—

Balance as of December 26, 2010		$32,200	$13,718

	Gross Goodwill	Accumulated Impairment Losses	Net Carrying Value of Goodwill
Balance as of December 28, 2008	$55,469	$(31,149)	$24,320
Loss on impairment	—	(2,223)	(2,223)

Balance as of December 27, 2009	55,469	(33,372)	22,097

Loss on impairment	—	—	—

Balance as of December 26, 2010	$55,469	$(33,372)	$22,097

These charges are included in “loss on impairment” in the accompanying consolidated statements of income (loss).

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

(4) Property and Equipment, net

Property and equipment consists of the following:

	December 27, 2009	December 26, 2010
Land	$1,471	$1,471
Building and building improvements	24,285	25,223
Equipment	29,046	29,603
Computer equipment	8,581	9,069
Furniture and fixtures	15,494	16,038
Automobiles	27	27
Leasehold improvements	111,070	113,653
Construction-in-progress	1,873	1,450

	191,847	196,534
Less accumulated depreciation	(77,643)	(91,383)

	$114,204	$105,151

During the fiscal year ended December 26, 2010, the Company recorded a loss on impairment of long-lived assets held for use in the amount of $0.8 million related to two company-owned Ruth’s Chris Steak House restaurants. During the fiscal year ended December 27, 2009, the Company recorded a loss on impairment of long-lived assets held for use in the amount of $1.1 million. During the fiscal year ended December 28, 2008, the Company recorded a loss on impairment of long-lived assets held for use of $28.8 million, and $3.3 million on assets held for sale.

On December 15, 2009, the Company completed the sale of our home office building in Heathrow, Florida. The sale generated net proceeds of approximately $9.7 million, which were used to reduce borrowings under the credit facility. The Company recorded a loss of $0.8 million related to the sale, which is included in “loss on disposal of property and equipment, net” in the accompanying consolidated statements of income (loss).

The Company capitalizes interest as a component of the cost of construction in progress. In connection with assets under construction in 2008, 2009 and 2010, the Company has capitalized $239, $0 and $0 of interest costs, respectively, in accordance with “Interest—Capitalization of Interest,” FASB Accounting Standards Codification Topic 835-20 (Topic 835-20).

(5) Long-term Debt

Long-term debt consists of the following:

	December 27, 2009	December 26, 2010

Senior Credit Facility:
Revolving credit facility	$125,500	$51,000
Less current maturities	—	—

	$125,500	$51,000

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

On February 26, 2009, the Company signed a First Amendment to the Amended and Restated Credit Facility, reducing the revolving loan commitment from $250.0 million to $175.0 million, with additional reductions scheduled through the final maturity date of February 19, 2013. The amendment decreased the Fixed Charge Coverage Ratio and increased the maximum Consolidated Leverage Ratio, in each case beginning with the fourth quarter of 2008 and continuing through the third quarter of 2010, after which these two covenants reset to their original levels. The amendment increased the interest rates applicable to borrowings based on the Company’s actual leverage ratio, ranging from 2.50% to 4.25% above the applicable LIBOR rate or, at the Company’s option, from 1.25% to 3.00% above the applicable base rate. At the time of the amendment, unamortized deferred financing costs related to the Company’s credit agreement of $0.4 million were written off.

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

As of December 26, 2010, the Company had an aggregate of $51.0 million of outstanding indebtedness under its Amended Credit Facility at a weighted average interest rate of 4.83% with approximately $74.7 million of borrowings available, net of outstanding letters of credit of approximately $3.9 million. The Company is required to maintain certain financial covenants and is also subject to several restrictive covenants under its borrowings. The restrictive covenants include, but are not limited to, covenants that, subject to exceptions: (1) prohibit the Company and its subsidiaries from incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibit the Company and its subsidiaries from creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limit the Company’s ability and its subsidiaries’ ability to enter into joint ventures, acquisitions, and other investments; (4) prohibit the Company and its subsidiaries from directly or indirectly creating or becoming liable with respect to any contingent liabilities; and (5) restrict the Company and its subsidiaries from directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Company’s obligations under the Amended Credit Facility are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries.

(6) Redeemable Convertible Preferred Stock

The Company issued 25,000 shares of Preferred Stock in a private placement transaction for $23.2 million, net of approximately $1.8 million in closing and issuance costs. The Preferred Stock is classified on the accompanying balance sheets as temporary shareholders’ equity as of December 26, 2010 since the shares have certain conditions that allow the holder to redeem the Preferred Stock for cash, and for which redemption is not solely within the control of the Company.

Each share of the Preferred Stock has an initial liquidation preference of $1,000. The holders of the Preferred Stock are entitled to quarterly dividends accruing at a 10% annual rate payable on the following dates: January 1, April 1, July 1 and October 1. Any unpaid dividends are added to the liquidation preference and compound on the subsequent dividend payment dates. The Preferred Stock also has certain participation features that require additional Preferred Stock dividends in the event a cash dividend or other distribution in cash has

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

been declared on the Company’s common stock. The Company’s credit agreement limits the amount of dividends the Company may pay annually to $1.0 million. The Company received a waiver of the annual $1.0 million dividend limit for purposes of paying the dividend due on October 1, 2010. During fiscal 2010, Preferred Stock dividends of $2.2 million were paid or accrued as a reduction of net income available to preferred and common shareholders.

The Preferred Stock is also convertible, under certain circumstances, into the number of shares of the Company’s common stock equal to the quotient of the liquidation preference, including accrued dividends, divided by the conversion price. The conversion price was initially set at $2.90 per share, and is subject to change based on certain customary anti-dilution provisions. Using the liquidation preference of $25.0 million as of December 26, 2010, a conversion of Preferred Stock into the Company’s common stock would result in the issuance of 8,620,690 additional common shares. The Preferred Stock is convertible at any time, at the option of the holders. As required by the Registration Rights Agreement, the Company issued an S-3 on December 30, 2010 registering these potentially convertible shares with the SEC. The SEC declared the S-3 effective on January 11, 2011. The Company has the option to convert the Preferred Stock, in whole or in part, after February 12, 2012 if the closing price of the Company’s common stock equals or exceeds 225% of the then applicable conversion price for a period of 20 trading days over any 30 consecutive trading day period.

At the option of the Company, the Preferred Stock may be redeemed on or after February 12, 2015 without regard to the Company’s stock price. The Company shall not be permitted to redeem less than all of the outstanding shares of the Preferred Stock if such partial redemption would result in the holder holding more than 0% and less than 5% of the Company’s voting securities. At the option of the holders, the Preferred Stock may be redeemed on or after February 12, 2017. The redemption price per share will equal the liquidation preference, including any accrued dividends. In accordance with FASB Accounting Standards Codification (“ASC”) Topic 480-10-S99, the Company will accrete the carrying value of Preferred Stock to its redemption value of $25 million from the date of issuance to the earliest redemption date, February 12, 2015. During the fiscal year 2010, the Preferred Stock carrying value increased $0.3 million for the accretion in redemption value.

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

(7) Shareholders’ Equity

The holders of the Class A common stock are entitled to one vote per share on all matters to be voted on by the Company’s shareholders. Holders of Class A common stock are entitled to convert, at any time and from time to time, any or all of the shares of Class A common stock held by such holder into the same number of shares of Class B common stock.

On February 12, 2010, the Company closed a rights offering and sold 10,147,451 shares of the Company’s Class A common stock, at a subscription price of $2.50 per share, for an aggregate purchase price of approximately $25.4 million. The Company received proceeds of $23.3 million, net of approximately $2.1 million in closing and issuance costs.

(8) Employee Benefit Plan

In 2000, the Company established a 401(k) plan. The Company matches the employees’ contributions at year end. Employees vest in the Company’s contributions based upon their years of service. The Company’s expenses relating to matching contributions were approximately $272, $275 and $250 for fiscal 2008, 2009 and 2010, respectively. During 2005, the Company added a profit sharing component to the 401(k) plan that provided for a payment to all employees if the Company achieved certain predetermined financial targets. The Company did not record expenses related to profit sharing in fiscal 2008, 2009 or 2010.

(9) Incentive and Stock Option Plans

As of December 26, 2010, the Company had the following share-based compensation plans:

2000 Stock Option Plan

The Company established a stock option plan (the “2000 Stock Option Plan”) which allows the Company’s Board of Directors to grant stock options to directors, officers, key employees, and other key individuals performing services for the Company. The 2000 Stock Option Plan authorizes grants of options to purchase up to 1,765,981 shares of authorized but unissued Class A common stock. The Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to ten years from date of grant. Under the Company’s 2000 Stock Option Plan, there are 47,601 shares of common stock issuable upon exercise of currently outstanding options at December 26, 2010, and 675,766 shares available for future grants. No future grants are expected to be made under the 2000 Stock Option Plan.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

2005 Long-Term Equity Incentive Plan

In connection with the initial public offering, the Company adopted the Ruth’s Chris Steak House, Inc. 2005 Long-Term Equity Incentive Plan (the “2005 Equity Incentive Plan”), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2005 Equity Incentive Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable, and restricted stock vests, at various periods ranging from one to five years from date of grant. Effective May 22, 2008, the 2005 Equity Incentive Plan was amended, with stockholder approval, to increase the number of shares authorized for issuance under the plan by 1,500,000 shares. Under the 2005 Equity Incentive Plan, as amended, there are 2,910,645 shares of common stock issuable upon exercise of currently outstanding options and restricted stock awards at December 26, 2010, and 500,850 shares available for future grants.

During the second quarter of fiscal 2010, the Company issued 830,000 shares of restricted stock to certain employees, executive officers and directors from available shares under its 2005 Equity Incentive Plan, as amended. The shares were issued with a grant date fair market value equal to $4.31 per restricted share. The restricted share price was equal to the closing price of the stock on the date of the grants. For the director grantees, one-third of the restricted stock grant vests on each of the three anniversary dates following the grant date. For the employee and executive officer grantees, the entire stock grant vests on the third anniversary of the grant.

The Company recorded $2.8, $2.2 and $2.2 million in total stock option and restricted stock compensation cost during fiscal year 2008, 2009 and 2010, respectively, that was expensed primarily in general and administrative costs. The Company recognized $0.3, $0.3 and $0.2 million in income tax benefit related to stock-based compensation plans during fiscal year 2008, 2009 and 2010, respectively. As of December 27, 2009, the Company had a $4.4 million Additional Paid In Capital (“APIC”) Pool balance. During fiscal 2010, the Company utilized its APIC Pool related to the cancellation and vesting of stock options and restricted stock, which reduced the balance by $0.5 million. During fiscal 2010, the Company increased its APIC Pool by $0.1 million related to stock option exercises. As of December 26, 2010, the Company had an APIC Pool balance of $4.0 million.

The following table summarizes stock option activity for fiscal 2010 under all plans:

	December 26, 2010
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Outstanding at beginning of year	2,160,948	$8.11
Granted	20,000	5.41
Exercised	(91,115)	0.66
Forfeited	(234,587)	13.73

Outstanding at end of year	1,855,246	$7.74	7.14	$1,772

Options exercisable at year end	898,858	$9.59	6.61	$784

As of December 26, 2010, there was $2.0 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.31 years. The total intrinsic value of options exercised in fiscal 2008, 2009 and 2010 was $0.3, $0.1 and $0.2 million, respectively.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

During fiscal 2008, 2009 and 2010, the Company received $22, $24 and $60, respectively, in cash related to the exercise of options and tax benefits of $0.1, $0.02 and $0.1 million, respectively. The exercise of shares were fulfilled from shares reserved for issue under the stock option plans and resulted in an increase in issued shares outstanding.

The weighted-average grant-date per share fair value of options granted in fiscal 2008, 2009 and 2010 was $1.87, $1.62 and $3.04, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions noted in the following table. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award. The assumptions listed below represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. In addition, the Company is required to estimate the expected forfeiture rate and only recognizes expense for those shares expected to vest. If the actual forfeiture rate is materially different from the Company’s estimate, the share-based compensation expense could be materially different.

The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. Options granted under the Company’s 2000 Stock Option Plan and 2005 Equity Incentive Plan are subject to a five year vesting period and have a ten year maximum contractual term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturities rate in effect at the time of grant. The Company utilized a blended rate for expected volatility during 2010 based on the historical volatility of our stock and a representative peer group with a similar expected term of options granted.

The following weighted-average assumptions were used for stock option grants in each year:

	2008		2009		2010
Expected life	5.7	yrs	5.2	yrs	5.3	yrs
Risk-free interest rate	3.06%		2.90%		2.82%
Volatility	37.46%		53.49%		62.17%
Expected dividend yield	0.0%		0.0%		0.0%

A summary of the status of non-vested restricted stock as of December 26, 2010 and changes during fiscal 2010 is presented below.

	December 26, 2010
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares at beginning of year	484,000	$6.93
Granted	830,000	4.31
Vested	(136,000)	5.69
Forfeited	(75,000)	7.03

Non-vested shares at end of period	1,103,000	$4.94

As of December 26, 2010, there was $4.3 million of total unrecognized compensation cost related to 1,103,000 shares of non-vested restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 3.39 years. The total fair value of restricted stock vested in fiscal 2008, 2009 and 2010 was $0.7, $0.2 and $0.5 million, respectively.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

(10) Earnings Per Share

For fiscal year 2010, basic earnings per common share is computed under the two-class method in accordance with Topic 260. Under the two-class method, a portion of net income is allocated to participating securities, such as the Company’s Preferred Stock, and therefore is excluded from the calculation of basic earnings per share allocated to common shares. Diluted earnings per common share for fiscal year 2010 is computed by dividing the net income available to preferred and common shareholders for the period by the weighted average number of common and potential common shares outstanding during the period. Net income, in both the basic and diluted earnings per common share calculations, is reduced by the Company’s Preferred Stock dividends and accretion of the Company’s Preferred Stock to its redemption value.

There were no participating securities for the fiscal year 2008 or 2009 because the Company’s Preferred Stock was not issued until 2010. Basic earnings per share was calculated by dividing net income by the weighted average number of common shares outstanding during the period, while diluted earnings per share was computed by dividing the net income for the period by the weighted average number of common and potential shares outstanding during the period.

The following table sets forth the computation of basic earnings per common share (dollar amounts in thousands, except share and per share data):

	2008	2009	2010
Income (loss) from continuing operations	$(48,509)	$2,521	$16,563
Loss on discontinued operations, net of income tax benefit	5,374	102	606

Net income (loss)	$(53,883)	$2,419	$15,957
Preferred stock dividends	—	—	2,178
Accretion of preferred stock redemption value	—	—	309

Undistributed net income (loss)	$(53,883)	$2,419	$13,470
Undistributed net income allocated to preferred shareholders	—	—	2,527

Net income (loss) available to common shareholders	$(53,883)	$2,419	$10,943

Shares:
Weighted average number of common shares outstanding—basic	23,307,198	23,566,358	32,513,867
Basic earnings (loss) per common share:
Continuing operations	$(2.08)	$0.11	$0.35
Discontinued operations	(0.23)	(0.01)	(0.01)

Basic earnings (loss) per common share	$(2.31)	$0.10	$0.34

Diluted earnings (loss) per share for fiscal year 2008, 2009, and 2010 excludes 1,171,886 stock options at a weighted-average price of $13.46, 2,214,451 stock options and restricted shares at a weighted-average price of $7.62, and 2,252,293 stock options and restricted shares at a weighted-average price of $6.11, respectively, which were outstanding during the period but were anti-dilutive.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

The following table sets forth the computation of diluted earnings per share (dollar amounts in thousands, except share and per share data):

	2008	2009	2010
Income (loss) from continuing operations	$(48,509)	$2,521	$16,563
Loss on discontinued operations, net of income tax benefit	5,374	102	606

Net income (loss)	$(53,883)	$2,419	$15,957
Preferred stock dividends	—	—	2,178
Accretion of preferred stock redemption value	—	—	309

Net income (loss) available to preferred and common shareholders	$(53,883)	$2,419	$13,470

Shares:
Weighted average number of common shares outstanding—basic	23,307,198	23,566,358	32,513,867
Dilutive shares	—	166,902	218,408
Dilutive convertible preferred stock	—	—	7,507,579

Weighted-average number of common shares outstanding—diluted	23,307,198	23,733,260	40,239,854

Diluted earnings (loss) per common share:
Continuing operations	$(2.08)	$0.11	$0.35
Discontinued operations	(0.23)	(0.01)	(0.01)

Diluted earnings (loss) per common share	$(2.31)	$0.10	$0.34

(11) Income Taxes

Total income tax expense (benefit) for fiscal 2008, 2009 and 2010 was allocated as follows:

	2008	2009	2010
Income (loss) from continuing operations	$(27,203)	$(1,668)	$4,642
Loss from discontined operations	(632)	(638)	(328)

Total consolidated income tax expense (benefit)	$(27,835)	$(2,306)	$4,314

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

Income tax expense (benefit) from continuing operations consists of the following:

	Current	Deferred	Total
Year ended December 28, 2008
U.S. Federal	$795	$(28,647)	$(27,852)
State	860	(458)	402
Foreign	247	—	247

	$1,902	$(29,105)	$(27,203)

Year ended December 27, 2009
U.S. Federal	$85	$(5,019)	$(4,934)
State	822	2,276	3,098
Foreign	168	—	168

	$1,075	$(2,743)	$(1,668)

Year ended December 26, 2010
U.S. Federal	$2,200	$620	$2,820
State	1,518	86	1,604
Foreign	218	—	218

	$3,936	$706	$4,642

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	2008	2009	2010
Income tax expense (benefit) at statutory rates	$(26,470)	$290	$7,422
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	262	2,045	1,152
Stock compensation expense (benefit)	985	(462)	225
Employment tax credits	(3,425)	(2,345)	(2,878)
Decrease to valuation allowance	—	—	(420)
Cumulative impact of adjustment to deferred items	1,668	(1,194)	(833)
Other	(223)	(2)	(26)

	$(27,203)	$(1,668)	$4,642

Income tax expense for fiscal 2010 also includes a $0.7 million income tax benefit for the correction of an immaterial error related to certain prior year tax credits.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

	2008	2009	2010
Deferred tax assets:
Accounts payable and accrued expenses	$4,250	$3,275	$3,601
Deferred rent	3,761	4,457	5,160
Net state operating loss carryforwards	4,086	4,603	4,123
Tax credit carryforwards	2,761	5,683	6,558
Property and equipment	17,555	19,899	20,663
Intangible assets	9,846	7,592	4,026
Other	914	1,344	321

Total gross deferred tax assets	43,173	46,853	44,452
Less valuation allowance	(4,669)	(7,046)	(5,793)

Net deferred tax assets	38,504	39,807	38,659
Deferred tax liabilities:
Other	(1,995)	—	(192)

Total gross deferred tax liabilities	(1,995)	—	(192)

Net deferred tax assets	$36,509	$39,807	$38,467

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

As of December 26, 2010, the Company has state net operating loss carry-forwards and tax credit carry-forwards of $104 million and $6.6 million, respectively, which are available to offset federal and state taxable income through 2030.

As of December 26, 2010, the Company’s gross unrecognized tax benefits totaled approximately $924, of which $602, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the unrecognized tax benefits within the next 12 months. Our continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 27, 2009 and December 26, 2010, the Company had accrued approximately $186 and $250, respectively, for the payment of interest, which is included as a component of the unrecognized tax benefit noted above.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

Unrecognized tax benefits balance at December 27, 2009	$835
Gross increases for tax positions of prior years	124
Settlements	(35)

Unrecognized tax benefits balance at December 26, 2010	$924

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction, many state jurisdictions and Puerto Rico. With few exceptions, the Company is no longer subject to U.S. Federal, state and local or Puerto Rico income tax examinations for years before 2006.

(12) Leases

All of the Company’s Ruth’s Chris Steak House owned restaurants operate in leased premises, with the exception of the locations in Houston, Columbus and Ft. Lauderdale, which are owned properties and the locations in Anaheim, Lake Mary, Princeton and South Barrington which operate on leased land. The Company’s Mitchell’s Fish Market and Mitchell’s Steakhouse locations all operate in leased premises. The leases generally provide for minimum annual rental payments and are subject to escalations based, in some cases, upon increases in the Consumer Price Index, real estate taxes, and other costs. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. Certain leases also provide for rent deferral during the initial term of such lease and/or scheduled minimum rent increases during the terms of the leases. For financial reporting purposes, rent expense is recorded on a straight-line basis over the life of the lease. Accordingly, included in liabilities in the accompanying consolidated balance sheets at December 27, 2009 and December 26, 2010 are accruals related to such rent deferrals and the pro rata portion of scheduled rent increases of approximately $20.6 million and $22.3 million, respectively, net of the current portion included in other current liabilities $1.6 million and $1.8 million, respectively.

The Company leases certain restaurant related equipment under non-cancellable operating lease agreements with third parties, which are included with leased premises in future minimum annual rental commitments. Future minimum annual rental commitments under leases as of December 26, 2010 are as follows:

Lessee:
2011	24,871
2012	24,375
2013	23,932
2014	22,819
2015	21,995
Thereafter	200,072

$318,064

Rental expense consists of the following and is included in restaurant operating expenses in the accompanying consolidated statements of income (loss):

	Fiscal Year
	2008	2009	2010
Minimum rentals	$21,711	$24,583	$23,952
Contingent rentals	3,121	1,363	1,711

	$24,832	$25,946	$25,663

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

(14) Discontinued Operations

During the third quarter of fiscal 2007, the Company was notified that the replacement tenant in the Manhattan-UN, New York, location was placed in default by the landlord and as a result, the Company resumed lease payments with respect to this property during the third quarter of fiscal 2008. Payments will equal $0.6 million in the aggregate per fiscal year through September 2016. The Company has attempted to sublease the property in order to recover some or all of the amounts paid with respect to the lease. As of December 26, 2010, the Company maintained a contingent lease liability of $1.8 million related to this property. The Company accounted for the exit costs in accordance with the provisions of “Exit or Disposal Cost Obligations,” FASB Accounting Standards Codification Topic 420 (Topic 420), which requires that such costs be expensed in the periods whereby such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying consolidated statements of income (loss).

During the second quarter of fiscal 2009, the Company made the decision to close the company-owned Ruth’s Chris Steak House restaurant in Naples, Florida. During the fourth quarter of fiscal 2010, the Company negotiated a lease termination with the landlord. All gains and losses incurred with respect to this location are included in discontinued operations in the accompanying consolidated statements of income (loss).

The Company accounts for its closed restaurants in accordance with the provisions of Topic 360-10. Therefore, when a restaurant is closed, and the restaurant is either held for sale or abandoned, the restaurant’s operations are eliminated from the ongoing operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, are reclassified. The loss on discontinued operations for fiscal 2010 includes a $1.1 million charge for a change in estimate of lease exit costs.

Discontinued operations consist of the following:

	Fiscal Year
	2008	2009	2010
Revenues	$2,084	$716	—
Income (loss) before income tax	$(6,006)	$(740)	$(934)
Income (loss) from operations of discontinued restaurants, net of income tax benefit	$(5,374)	$(102)	$(606)

(15) Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•

The carrying amount of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are a reasonable estimate of their fair values due to their short duration.

•

Borrowings under the senior credit facility as of December 26, 2010 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

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

The Company’s financial instruments measured at fair value on a recurring basis subject to the disclosure requirements of Topic 820 as of December 27, 2009 and December 26, 2010 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 27, 2009
Interest rate swap liability	$—	$797	$—	$797

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 26, 2010
Interest rate swap liability	$—	$—	$—	$—

The Company’s non-financial assets measured at fair value on a non-recurring basis subject to the disclosure requirements of Topic 820 as of December 27, 2009 and December 26, 2010 were as follows:

	Fair Value as of December 27, 2009	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment
Long-lived assets held and used	$0	$0	$(1,088)
Goodwill	0	0	(2,223)
Franchise rights	32,200	32,200	(5,123)
Trademarks	1,100	1,100	(200)

	Fair Value as of December 26, 2010	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment
Long-lived assets held and used	$253	$253	$(805)

Losses on these assets are recorded as loss on impairment in the accompanying consolidated statements of income (loss). See notes 2 and 3 for a description of the valuation techniques used to measure fair value, as well as information used to develop the inputs to the fair value measurements. Total losses on impairment include losses recognized from all non-recurring fair value measurements during fiscal years 2009 and 2010.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

(16) Supplemental Consolidated Financial Statement Information

(a) Accounts Receivable, net

Accounts receivable, net consist of the following:

	December 27, 2009	December 26, 2010
Bank credit card receivables	$6,736	$7,167
Landlord contributions	343	2,045
Franchise fees	1,310	1,540
Trade	596	547
Net income tax refundable	913	561
Other	520	467
Allowance for doubtful accounts	(339)	(350)

	$10,079	$11,977

(b) Other Assets

Other assets consist of the following:

	December 27, 2009	December 26, 2010
Deposits	$1,141	$1,245
Deferred financing costs, net	2,568	3,184
Other	244	39

	$3,953	$4,468

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

(17) Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (amounts in thousands, except per share information):

	Quarter Ended
	March 29, 2009	June 28, 2009	September 27, 2009	December 27, 2009	Total
Total revenues	$94,728	$86,387	$76,140	$87,374	$344,630
Cost and expenses	$(87,836)	$(81,852)	$(75,185)	$(91,682)	$(336,555)

Operating income (loss)	$6,893	$4,534	$956	$(4,308)	$8,075

Interest expense, net	$(2,284)	$(1,849)	$(1,926)	$(1,694)	$(7,754)
Other	$152	$267	$(59)	$172	$532

Income (loss) from continuing operations before income tax expense (benefit)	$4,761	$2,952	$(1,030)	$(5,830)	$853
Income tax expense (benefit)	$962	$354	$(113)	$(2,871)	$(1,668)

Income (loss) from continuing operations	$3,799	$2,597	$(917)	$(2,958)	$2,521
Discontinued operations, net of income tax benefit	$53	$275	$36	$(262)	$102

Net income (loss)	$3,747	$2,323	$(952)	$(2,697)	$2,419

Preferred stock dividends	$—	$—	$—	$—	$—
Accretion of preferred stock redemption value	$—	$—	$—	$—	$—

Net income (loss) available to preferred and com	$3,747	$2,323	$(952)	$(2,697)	$2,419

Basic earnings (loss) per share:
Continuing operations	$0.16	$0.11	$(0.04)	$(0.12)	$0.11
Discontinued operations	—	(0.01)	—	0.01	(0.01)

Basic earnings (loss) per share	$0.16	$0.10	$(0.04)	$(0.11)	$0.10

Diluted earnings (loss) per share:
Continuing operations	$0.16	$0.11	$(0.04)	$(0.12)	$0.11
Discontinued operations	—	(0.01)	—	0.01	(0.01)

Diluted earnings (loss) per share	$0.16	$0.10	$(0.04)	$(0.11)	$0.10

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

	Quarter Ended
	March 28, 2010	June 27, 2010	September 26, 2010	December 26, 2010	Total
Total revenues	$94,709	$88,958	$79,842	$94,117	$357,625
Cost and expenses	$(84,948)	$(80,692)	$(78,251)	$(88,104)	$(331,994)

Operating income (loss)	$9,761	$8,266	$1,591	$6,013	$25,631

Interest expense, net	$(1,330)	$(988)	$(1,000)	$(927)	$(4,244)
Other	$(100)	$(42)	$(2)	$(37)	$(182)

Income (loss) from continuing operations before income tax expense (benefit)	$8,332	$7,236	$589	$5,049	$21,205
Income tax expense (benefit)	$1,407	$2,107	$235	$893	$4,642

Income (loss) from continuing operations	$6,925	$5,129	$354	$4,156	$16,563
Discontinued operations, net of income tax benefit	$165	$796	$120	$(474)	$606

Net income (loss)	$6,759	$4,333	$234	$4,630	$15,957

Preferred stock dividends	$308	$623	$623	$623	$2,178
Accretion of preferred stock redemption value	$46	$88	$88	$88	$309

Net income (loss) available to preferred and com	$6,405	$3,622	$(477)	$3,919	$13,470

Basic earnings (loss) per share:
Continuing operations	$0.20	$0.11	$(0.01)	$0.08	$0.35
Discontinued operations	—	(0.02)	—	0.01	(0.01)

Basic earnings (loss) per share	$0.20	$0.09	$(0.01)	$0.09	$0.34

Diluted earnings (loss) per share:
Continuing operations	$0.20	$0.11	$(0.01)	$0.08	$0.35
Discontinued operations	—	(0.02)	—	0.01	(0.01)

Diluted earnings (loss) per share	$0.20	$0.09	$(0.01)	$0.09	$0.34

During the fiscal quarter ended December 26, 2010, the Company recorded a loss on the impairment of long-lived assets of $0.8 million, related to two company-owned Ruth’s Chris Steak House restaurants.

During the fiscal quarter ended December 27, 2009, the Company recorded a loss on the impairment of long-lived and intangible assets of $8.3 million. Of the total loss on impairment recognized, $0.8 million was related to the impairment of long-lived assets at two company-owned Ruth’s Chris Steak House restaurants, three Mitchell’s Fish Market restaurants and one Mitchell’s Steakhouse restaurant, $0.2 million was related to the impairment of the Mitchell’s Fish Market and Mitchell’s Steakhouse trademarks, $5.1 million was related to the impairment of franchise rights for ten company-owned restaurants acquired in 2007 and $2.2 million was related to the impairment of goodwill.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

(18) Restructuring

The details of the restructuring charges are as follows:

	One-time termination benefits	Lease obligations	Total restructuring
Accrued restructuring as of December 27, 2009	$6	$2,885	$2,891
Payments	(6)	—	(6)
Adjustments		(1,683)	(1,683)

Accrued restructuring as of December 26, 2010	$—	$1,202	$1,202

The Company has accrued lease exit costs related to locations for which a lease was signed and the Company subsequently decided not to open a restaurant. The Company recorded a $1.7 million reduction in accrued restructuring costs during the fiscal year 2010. The reduction in the liability included a $0.6 million correction of an immaterial prior year error in estimating lease exit costs in the first quarter of fiscal 2010 and a $0.9 million release from liability by a developer in the second quarter of fiscal 2010. The remaining accrued restructuring balance of $1.2 million is based on management’s estimate of the fair value of the lease exit costs, and is included in other current liabilities on the accompanying consolidated balance sheets. However, it is reasonably possible that factors could change in the near term that would result in a change in estimate.

(19) Franchise Income

The Company currently has 67 Ruth’s Chris Steak House franchise locations, including 14 international locations. During fiscal 2010, the Company opened one franchise location in Salt Lake City, UT. No franchise locations were sold or purchased during fiscal 2010. Franchise income includes opening and development fees and income generated from existing franchise locations. The Company records franchise income separately in the consolidated statements of income (loss).

	13 Weeks Ending		52 Weeks Ending
	December 27, 2009	December 26, 2010	December 27, 2009	December 26, 2010
Franchise activity during the period:
Opened	2	0	6	1
Closed	1	0	4	0
Franchise income:
Income from existing franchise locations	$2,758	$3,174	$10,108	$11,412
Opening and development fee income	250	—	425	120

Total franchise income:	$3,008	$3,174	$10,533	$11,532

(20) Subsequent Event

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

Exhibit	Description
2.1	Asset Purchase Agreement dated as of November 6, 2007, between the Company and Cameron Mitchell Restaurants, LLC with M. Cameron Mitchell and 1245 Properties, LLC as interveners (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K/A filed June 25, 2009).

2.2	Letter Agreement dated February 15, 2008 for Amendments to the Asset Purchase Agreement dated as of November 6, 2008, between the Company and Cameron Mitchell Restaurants, LLC with M. Cameron Mitchell and 1245 Properties, LLC as interveners (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed May 6, 2008).

3.1	Certificate of Amended and Restated Certificate of Incorporation of Ruth’s Hospitality Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed March 5, 2010).

3.2	Certificate of Designations of the Series A 10% Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed March 5, 2010).

3.3	Restated By-Laws of Ruth’s Chris Steak House, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed July 12, 2005).

4.1	Securities Purchase Agreement dated December 22, 2009, among Ruth’s Hospitality Group, Inc., Bruckmann, Rosser Sherrill & Co. III, L.P. and BRS Coinvestor III, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed December 23, 2009).

4.2	Registration Rights Agreement dated February 12, 2010, by and among Ruth’s Hospitality Group, Inc., Bruckmann, Rosser, Sherrill & Co. III, L.P. and BRS Coinvestor III, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed February 17, 2010).

4.2.1	Amendment dated November 5, 2010 to Registration Rights Agreement dated February 12, 2010, by and among Ruth’s Hospitality Group, Inc., Bruckmann, Rosser, Sherrill & Co. III, L.P. and BRS Coinvestor III, L.P. (incorporated by reference to Exhibit 4.5 to the Company’s Form S-3 filed December 30, 2010).

Exhibit	Description
4.3	Voting Agreement dated December 22, 2009, by and among the Company, Bruckmann, Rosser, Sherrill & Co. III, L.P. and BRS Coinvestor III, L.P., Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P. and Special Advisors Fund I, LLC (incorporated by reference to Exhibit 10.2 to the Company’s current report of Form 8-K filed December 23, 2009).

4.4	Form of Voting Agreement among the Company, Bruckmann, Rosser, Sherrill & Co. III, L.P. and BRS Coinvestor III, L.P. and a schedule of certain stockholders of the Company signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s current report of Form 8-K filed December 23, 2009).

4.5	Amended and Restated Registration Agreement dated December 22, 2009, by and among Ruth’s Hospitality Group, Inc. and Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P. and Special Advisors Fund I, LLC (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed December 23, 2009).

4.6	Shareholders Agreement dated September 17, 1999 among the Company, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., Special Advisors Fund I, LLC, First Union Investors, Inc., GS Mezzanine Partners, L.P., GS Messanine Partners Offshore and each of the stockholders of the Company identified as Investors therein (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.1	Transaction and Merger Agreement dated as of July 16, 1999, among the Company, RUF Merger Corp., Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P. and Special Advisors Fund I, LLC (incorporated by reference to the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.2	License Agreement dated as of July 16, 1999, between Ruth U. Fertel and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.3*	2005 Long-Term Equity Incentive Plan, as amended (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed April 7, 2008).

10.4*	Form of Stock Option Agreement under the Company’s 2005 Long-Term Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 filed August 8, 2005).

10.5*	2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.6*	Amendment No. 1 to the Company’s 2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 filed June 7, 2005).

10.7*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.8*	2000 Stock Option Plan (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.9*	Form of Stock Option Agreement under 2000 Stock Option Plan (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.10*	Amended and Restated Management Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed August 7, 2006).

10.11*	Deferred Compensation Plan of the Company (incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s current report on Form 8-K filed November 2 2005).

Exhibit		Description
10.12	*	Deferred Compensation Plan of RCSH Management, Inc. (incorporated by reference to Exhibits 10.1 and 10.3 of the Company’s current report on Form 8-K filed November 2, 2005).

10.13		Asset Purchase Agreement dated as of April 24, 2006, by and among the Company, Thomas J. Moran, Jr., individually, and Prime Steak-Chicago, Inc., Prime Steak-Troy, LLC, Prime Steak-Jacksonville, LLC, Prime Steak-Northbrook, LLC, Prime Steak-Ponte Vedra, LLC, Prime Steak-Detroit, Inc., T.J. Moran and Associates, Inc., Prime Steak-Memphis, Inc. and Bekmet, Inc. and Capital City Restaurants, Inc., as Intervenor (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q filed March 3, 2006).

10.14		Purchase and Sale Agreement between the Company and Colonial Realty Limited Partnership dated December 19, 2006 (incorporated by reference to Exhibit 99.1 of the Company’s current report n Form 8-K filed December 22, 2006).

10.15		Asset Purchase Agreement dated as of April 16, 2007, by and among the Company, Steven Queyrouze, RCSH Bellevue, L.L.C. and Anne Queyrouze (incorporated by reference to Exhibit 10.1 of the Company’s report on Form 10-Q filed May 9, 2007).

10.16		Asset Purchase Agreement dated as of April 16, 2007, by and among the Company, Steven Queyrouze, Bayou Investors Limited Liability Company and Anne Queyrouze (incorporated by reference to Exhibit 10.2 of the Company’s report on Form 10-Q filed May 9, 2007).

10.17		Asset Purchase Agreement dated as of April 16, 2007, by and among the Company, Steven Queyrouze, New N.O. Crescent City Investors, L.L.C. and Anne Queyrouze (incorporated by reference to Exhibit 10.3 of the Company’s report on Form 10-Q filed May 9, 2007).

10.18		Multi-Site Sale Leaseback Purchase Agreement dated as August 1, 2008 among the Company, RCSH Operations, LLC, RCSH Operations, Inc. and RHG Kingfish, LLC and Sovereign Investment Company (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed August 5, 2008).

10.19		First Amended and Restated Credit Agreement dated as of February 19, 2008 by and among the Company, the Lenders listed therein, Wells Fargo Bank, N.A. as Administrative Agent, Bank of America, N.A. as Syndication Agent and Wachovia Bank, National Association and JPMorgan Chase Bank, N.A. as Co-Documentation Agents and Banc of America Securities LLC and Wells Fargo Bank, National Association as Co-Lead Arrangers (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K/A filed June 25, 2009).

10.20		First Amendment dated February 26, 2009 to First Amended and Restated Credit Agreement dated as of February 19, 2008 with the financial institutions from time to time party thereto, Wells Fargo Bank, National Association as Administrative Agent and the guarantors listed on the signature pages thereto (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K/A filed June 25, 2009).

10.21		Second Amendment to First Amended and Restated Credit Agreement and Waiver, dated December 22, 2009, by and among the Company, Wells Fargo Bank, National Association as Administrative Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed December 23, 2009).

10.22	*	Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated March 17, 2008 between the company and Robert M. Vincent (incorporated by reference to Exhibit 99.1 of the Company’s current report on Form 8-K filed March 21, 2008).

10.23	*	Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated August 1, 2008 between the company and Michael P. O’Donnell (incorporated by reference to Exhibit 99.1 of the Company’s current report on Form 8-K filed August 5, 2008).

Exhibit		Description
10.24	*	Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated April 5, 2010 between the company and Kevin Toomy (incorporated by reference to Exhibit 99.1 of the Company’s current report on Form 8-K filed April 8, 2010).

10.25	*	Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated April 5, 2010 between the company and Samuel Tancredi (incorporated by reference to Exhibit 99.2 of the Company’s current report on Form 8-K filed April 8, 2010).

21.1		Subsidiaries of the Company

23.1		Consent of KPMG, LLP

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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