Form 10-Q
period 2011-03-27
Ruths Hospitality Group, Inc.
filed 2011-05-06
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2011

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

The number of shares outstanding of the registrant’s common stock as of May 2, 2011 was 35,182,619, which includes 1,062,000 shares of unvested restricted stock shares.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share and per share data)

	December 26,	March 27,
	2010	2011
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,018	$2,590
Accounts receivable, less allowance for doubtful accounts 2010 - $350; 2011 - $369	11,977	9,360
Inventory	7,521	7,077
Prepaid expenses and other	1,314	1,338
Deferred income taxes	1,672	1,671

Total current assets	27,502	22,036
Property and equipment, net of accumulated depreciation 2010 - $91,383; 2011 - $95,016	105,151	102,511
Goodwill	22,097	22,097
Franchise rights	32,200	32,200
Trademarks	13,718	13,718
Other intangibles, net of accumulated amortization 2010 - $1,522; 2011 - $1,675	7,138	6,856
Deferred income taxes	36,795	35,450
Other assets	4,468	4,265

Total assets	$249,069	$239,133

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,710	$8,638
Accrued payroll	12,115	9,617
Accrued expenses	8,415	6,710
Deferred revenue	28,238	22,850
Other current liabilities	8,385	7,762

Total current liabilities	65,863	55,577

Long-term debt	51,000	45,000
Deferred rent	22,284	21,706
Other liabilities	6,023	5,921

Total liabilities	145,170	128,204

Commitments and contingencies (Note 13)	—	—

Series A 10% Redeemable Convertible Preferred Stock, par value $0.01 per share; 25,000 shares authorized, issued and outstanding, liquidation preference of $25,000 at March 27, 2011	23,538	23,626

Shareholders’ equity (deficit):
Common stock, par value $.01 per share; 100,000,000 shares authorized, 33,981,509 shares issued and outstanding at December 26, 2010 34,048,769 shares issued and outstanding at March 27, 2011	339	340
Additional paid-in capital	198,304	198,937
Accumulated deficit	(118,282)	(111,974)
Treasury stock, at cost; 71,950 shares at December 26, 2010 and March 27, 2011	—	—

Total shareholders’ equity	80,361	87,303

Total liabilities, preferred stock, and shareholders’ equity	$249,069	$239,133

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Income - Unaudited

(dollar amounts in thousands, except share and per share data)

	13 Weeks Ended
	March 28,	March 27,
	2010	2011
Revenues:
Restaurant sales	$91,166	$95,282
Franchise income	2,929	3,056
Other operating income	614	501

Total revenues	94,709	98,839

Costs and expenses:
Food and beverage costs	26,749	29,236
Restaurant operating expenses	46,780	47,048
Marketing and advertising	2,524	2,957
General and administrative costs	5,566	5,877
Depreciation and amortization expenses	3,887	3,711
Pre-opening costs	4	1
Restructuring benefit	(562)	(502)

Operating income	9,761	10,511

Other income (expense):
Interest expense, net	(1,330)	(831)
Other	(100)	(167)

Income from continuing operations before income tax expense	8,331	9,513
Income tax expense	1,407	2,819

Income from continuing operations	6,924	6,694
(Loss) income from discontinued operations, net of income tax (benefit) expense	(165)	237

Net income	$6,759	$6,931

Preferred stock dividends	308	623

Accretion of preferred stock redemption value	—	88

Net income available to preferred and common shareholders	$6,451	$6,220

Basic earnings per common share:
Continuing operations	$0.20	$0.14
Discontinued operations	—	0.01

Basic earnings per share	$0.20	$0.15

Diluted earnings per common share:
Continuing operations	$0.20	$0.14
Discontinued operations	—	—

Diluted earnings per share	$0.20	$0.14

Shares used in computing net income per common share:
Basic	28,156,360	34,000,032

Diluted	32,502,898	43,084,686

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

for the Thirteen Weeks ended March 27, 2011

Unaudited

(dollar and share amounts in thousands)

	Common Stock		Additional	Accumulated	Treasury Stock		Shareholders’
	Shares	Value	Paid-in Capital	Deficit	Shares	Value	Equity (Deficit)
Balance at December 26, 2010	33,981	$339	$198,304	$(118,282)	72	$—	$80,361

Net income	—	—	—	6,931	—	—	6,931
Preferred stock dividends	—	—	—	(623)	—	—	(623)

Accretion of preferred stock redemption value	—	—	(88)	—	—	—	(88)
Shares issued under stock compensation plan including tax effects	68	1	2	—	—	—	3

Stock-based compensation	—	—	719	—	—	—	719

Balance at March 27, 2011	34,049	$340	$198,937	$(111,974)	72	$—	$87,303

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Unaudited

(dollar amounts in thousands)

	13 Weeks Ended
	March 28,	March 27,
	2010	2011
Cash flows from operating activities:
Net income	$6,759	$6,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,887	3,711
Deferred income taxes	(180)	1,345
Non-cash interest expense	198	192
Amortization of below market lease	49	81
Restructuring benefit	(562)	(502)
Non-cash compensation expense	225	719

Changes in operating assets and liabilities:
Accounts receivable	2,151	2,617
Inventories	471	444
Prepaid expenses and other	(2,285)	(24)
Other assets	185	141
Accounts payable and accrued expenses	3,496	(3,880)
Deferred revenue	(4,968)	(5,388)
Deferred rent	191	(578)
Other liabilities	(99)	182

Net cash provided by operating activities	9,518	5,991

Cash flows from investing activities:
Acquisition of property and equipment	(641)	(1,792)

Net cash used in investing activities	(641)	(1,792)

Cash flows from financing activities:
Principal repayments on long-term debt	(51,500)	(6,000)
Proceeds from issuance of common stock	25,369	—
Proceeds from the issuance of Series A 10% redeemable convertible preferred stock	25,000	—
Income tax benefits credited to equity upon exercise of stock options	54	2
Proceeds from exercise of stock options	32	1
Dividend payments	—	(630)
Equity offering costs	(3,835)	—
Deferred financing costs	(1,389)	—

Net cash used in financing activities	(6,269)	(6,627)

Net increase (decrease) in cash and cash equivalents	2,608	(2,428)

Cash and cash equivalents at beginning of period	1,681	5,018

Cash and cash equivalents at end of period	$4,289	$2,590

Supplemental disclosures of cash flow information:
Cash paid during the period for:

Interest	$1,453	$657
Income taxes	$276	344

Noncash investing and financing activities:
Excess accrual-based acquisition of property and equipment	$(97)	$(793)
Preferred stock dividends accrued	$308	$589

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Unaudited

(dollar amounts in thousands, except share and per share data)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (together, the “Company”) as of March 27, 2011 and December 26, 2010 and for the quarters ended March 27, 2011 and March 28, 2010 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the fiscal quarters ended March 27, 2011 and March 28, 2010 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2010.

The Company operates on a 52 or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended March 27, 2011 and March 28, 2010 each contained 13 weeks and are referred to herein as the first quarter of fiscal 2011 and the first quarter of fiscal 2010, respectively.

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

(3) Fair Value Measurements

The carrying amount of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are a reasonable estimate of their fair values due to their short duration. Borrowings classified as long-term debt as of March 27, 2011 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

During the first quarter of fiscal 2011, the Company had no assets or liabilities measured on a recurring or nonrecurring basis subject to the disclosure requirements of “Fair Value Measurements and Disclosures,” FASB Accounting Standards Codification Topic 820.

(4) Long-term Debt

Long-term debt consists of the following:

	December 26,	March 27,
	2010	2011

Senior Credit Facility:
Revolving credit facility	$51,000	$45,000
Less current maturities	—	—

	$51,000	$45,000

On February 12, 2010, the Company entered into a Second Amendment to the First Amended and Restated Credit Agreement (“Amended Credit Agreement”). The amendment to the credit agreement reduced the revolving loan commitment to $119.6 million as of the end of the first fiscal quarter of 2011, extended the scheduled maturity of the credit agreement by two years, to February 2015, and provided the Company with a less restrictive set of covenants. Specifically, the amendment provided for no financial covenant testing until the end of fiscal year 2010, provided less restrictive leverage and coverage covenants thereafter, and permanently eliminated the minimum EBITDA covenant. The amendment provided for higher interest rates under the credit agreement, with interest rates based on the Company’s actual leverage ratio, ranging from 3.25% to 5.00% above the applicable LIBOR rate or, at the Company’s option, from 2.00% to 3.75% above the applicable base rate.

As of March 27, 2011, the Company had an aggregate of $45.0 million of outstanding indebtedness under its Amended Credit Agreement at a weighted average interest rate of 4.92% with approximately $70.7 million of borrowings available, net of outstanding letters of credit of approximately $3.9 million. The Company is required to maintain certain financial covenants and is also subject to several restrictive covenants under its borrowings. The restrictive covenants include, but are not limited to, covenants that, subject to exceptions: (1) prohibit the Company and its subsidiaries from incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibit the Company and its subsidiaries from creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limit the Company’s ability and its subsidiaries’ ability to enter into joint ventures, acquisitions, and other investments; (4) prohibit the Company and its subsidiaries from directly or indirectly creating or becoming liable with respect to any contingent liabilities; and (5) restrict the Company and its subsidiaries from directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Company’s obligations under the Amended Credit Facility are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. As of March 27, 2011, the Company is in compliance with the covenants under the Amended Credit Agreement.

(5) Redeemable Convertible Preferred Stock

In the first quarter of 2010, the Company issued 25,000 shares of Preferred Stock in a private placement transaction (see Note 2). The Preferred Stock is classified on the accompanying balance sheets as temporary shareholders’ equity as of March 27, 2011, since the shares have certain conditions that allow the holder to redeem the Preferred Stock for cash, and redemption is not solely within the control of the Company.

Each share of the Preferred Stock has an initial liquidation preference of $1,000. The holders of the Preferred Stock are entitled to quarterly dividends accruing at a 10% annual rate payable on the following dates: January 1, April 1, July 1 and October 1. Any unpaid dividends are added to the liquidation preference and compound on the subsequent dividend payment dates. The Company’s credit agreement limits the amount of dividends the Company may pay annually to $1.0 million. The Company received a waiver of the annual $1.0 million dividend limit required under the Amended Credit Agreement for purposes of paying the dividend due on April 1, 2011. Preferred Stock dividends of $0.3 million and $0.6 million were paid or accrued during the first quarters of fiscal 2010 and 2011, respectively, as a reduction of net income available to preferred and common shareholders.

The Preferred Stock is also convertible, under certain circumstances, into the number of shares of the Company’s common stock equal to the quotient of the liquidation preference, including accrued dividends, divided by the conversion price. The conversion price was initially set at $2.90 per share, and is subject to change based on certain customary anti-dilution provisions. Using the liquidation preference of $25.0 million as of March 27, 2011, a conversion of Preferred Stock into the Company’s common stock would result in the issuance of 8,620,690 additional common shares. The Preferred Stock is convertible at any time, at the option of the holders. The Company has the option to convert the Preferred Stock, in whole or in part, after February 12, 2012 if the closing price of the Company’s common stock equals or exceeds 225% of the then applicable conversion price for a period of 20 trading days over any 30 consecutive trading day period.

At the option of the Company, the Preferred Stock may be redeemed on or after February 12, 2015 without regard to the Company’s stock price. The Company shall not be permitted to redeem less than all of the outstanding shares of the Preferred Stock if such partial redemption would result in the holder holding more than 0% and less than 5% of the Company’s voting securities. At the option of the holders, the Preferred Stock may be redeemed on or after February 12, 2017. The redemption price per share will equal the liquidation preference, including any accrued dividends. In accordance with FASB Accounting Standards Codification Topic 480-10-S99, the Company will accrete the carrying value of Preferred Stock to its redemption value of $25 million from the date of issuance to the earliest redemption date, February 12, 2015. During the first quarter of fiscal 2011, the Preferred Stock carrying value increased $0.1 million for the accretion of the redemption value.

(6) Stock-Based Employee Compensation

Under the 2000 Stock Option Plan, there are 46,601 shares of common stock issuable upon exercise of currently outstanding options at March 27, 2011 and 675,766 shares available for future grants. No future grants are expected to be made under the 2000 Stock Option Plan. Under the 2005 Equity Incentive Plan, as amended, there are 2,851,503 shares of common stock issuable upon exercise of currently outstanding options and restricted stock awards at March 27, 2011, and 493,732 shares available for future grants. Total stock compensation expense recognized for the thirteen weeks ended March 28, 2010 and March 27, 2011 was $0.2 million and $0.7 million, respectively.

(7) Earnings Per Share

Basic earnings per common share is computed under the two-class method as provided in “Earnings Per Share,” FASB Accounting Standards Codification Topic 260. Under the two-class method a portion of net income is allocated to participating securities, such as the Company’s Preferred Stock, and therefore is excluded from the calculation of earnings per share allocated to common shares. Diluted earnings per common share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common and potential common shares outstanding during the period. Net income, in both the basic and diluted earnings per common share calculations, is reduced by the Preferred Stock dividends and accretion of the Preferred Stock to its redemption value.

Diluted earnings per share for the thirteen weeks ended March 28, 2010 and March 27, 2011 excludes stock options and restricted shares of 1,909,408 and 1,675,177, respectively, which were outstanding during the period but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for the thirteen weeks ended March 28, 2010 and March 27, 2011 were $9.51 and $9.40 per share, respectively.

The following table sets forth the computation of basic earnings per share:

	13 Weeks Ended
	March 28,	March 27,
	2010	2011

Income from continuing operations	$6,924	$6,694
(Loss) income from discontinued operations, net of income tax (benefit) expense	(165)	237

Net income	$6,759	$6,931
Preferred stock dividends	308	623
Accretion of preferred stock redemption value	—	88

Undistributed net income	$6,451	$6,220
Undistributed net income allocated to preferred shareholders	832	1,258

Net income available to common shareholders	$5,619	$4,962

Shares:
Weighted average number of common shares outstanding - basic	28,156,360	34,000,032

Basic earnings per common share:
Continuing operations	$0.20	$0.14
Discontinued operations	—	0.01

Basic earnings per common share	$0.20	$0.15

The following table sets forth the computation of diluted earnings per share:

	13 Weeks Ended
	March 28,	March 27,
	2010	2011

Income from continuing operations	$6,924	$6,694
(Loss) income from discontinued operations, net of income tax (benefit) expense	(165)	237

Net income	$6,759	$6,931
Preferred stock dividends	308	623
Accretion of preferred stock redemption value	—	88

Net income available to preferred and common shareholders	$6,451	$6,220

Shares:
Weighted average number of common shares outstanding - basic	28,156,360	34,000,032
Dilutive shares	178,292	463,964
Dilutive convertible preferred stock	4,168,246	8,620,690

Weighted-average number of common shares outstanding - diluted	32,502,898	43,084,686

Diluted earnings per common share:
Continuing operations	$0.20	$0.14
Discontinued operations	—	—

Diluted earnings per common share	$0.20	$0.14

(8) Franchise Income

The Company currently has 67 Ruth’s Chris Steak House franchise locations, including 14 international locations. No franchise locations were opened, sold or purchased during the first quarter of fiscal 2010 or fiscal 2011. Franchise income includes opening and development fees and income generated from existing franchise locations. The Company records franchise income separately in the condensed consolidated statements of income.

	13 Weeks Ended
	March 28,	March 27,
	2010	2011

Franchise activity during the period:
Opened	0	0
Closed	0	0

Franchise income:

Income from existing franchise locations	$2,929	$3,056

(9) Marketing and Advertising

Marketing and advertising expenses for the first quarter of fiscal 2010 and the first quarter of fiscal 2011 were $2.5 million and $3.0 million, respectively. Included in the total marketing and advertising expenses for the first quarter of fiscal 2010 and the first quarter of fiscal 2011 were advertising expenses of approximately $1.7 million and $1.7 million, respectively. All advertising expenses are expensed as incurred.

(10) Restructuring

The details of the restructuring charges are as follows:

	One-time termination benefits	Lease obligations	Total restructuring
Accrued restructuring as of December 26, 2010	$—	$1,202	$1,202
Payments	—	—	—
Adjustments	—	(502)	(502)

Accrued restructuring as of March 27, 2011	$—	$700	$700

The Company has accrued lease exit costs related to locations for which a lease was signed and the Company subsequently decided not to open a restaurant. The Company recorded a $0.5 million reduction in accrued restructuring costs during the thirteen weeks ended March 27, 2011. The reduction in the liability was due to a change in the estimated lease exit costs for two leases in Scottsdale, Arizona. The remaining accrued restructuring balance of $0.7 million is based on the expected settlement of the outstanding lease commitments and certain accrued legal costs (see Note 14), and is included in other current liabilities on the accompanying condensed consolidated balance sheets.

(11) Income Taxes

The effective income tax rate for the quarter ended March 27, 2011 was 29.6%, compared to an effective income tax rate of 26%, exclusive of discrete items, for the quarter ended March 28, 2010. The increase in the estimated annual effective tax rate is primarily attributable to the decrease in the impact of certain tax credits and deductions. Income tax expense for the quarter ended March 28, 2010 included a $0.7 million income tax benefit for the correction of an immaterial error related to certain prior year tax credits.

The Company accounts for unrecognized tax benefits in accordance with the provisions of “Income Taxes,” FASB Accounting Standards Codification Topic 740. As of December 26, 2010, the Company’s gross unrecognized tax benefits totaled approximately $0.9 million, of which $0.6 million, if recognized, would impact the effective tax rate. As of March 27, 2011, the Company’s gross unrecognized tax benefits totaled approximately $1.0 million, of which $0.6 million, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the Company’s unrecognized tax benefits within the next 12 months. The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 26, 2010 and March 27, 2011, the Company had accrued approximately $0.2 million for the payment of interest, which is included as a component of the unrecognized tax benefit noted above.

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction, many state jurisdictions and Puerto Rico. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for years before 2007 and is no longer subject to state and local or Puerto Rico income tax examinations by tax authorities for years before 2005.

(12) Discontinued Operations

During the third quarter of fiscal 2007, the Company was notified that the replacement tenant in the Manhattan-UN, New York, location was placed in default by the landlord and as a result, the Company resumed lease payments with respect to this property during the third quarter of fiscal 2008. Payments will range from $0.1 million to $0.2 million in the aggregate per fiscal quarter through September 2016. The Company entered into a sublease agreement in April 2011, subject to the landlord’s approval, in order to recover some of the amounts due under the remaining lease term. As of March 27, 2011, the Company maintained a contingent lease liability of $1.4 million related to this property. The Company accounted for the exit costs in accordance with the provisions of “Exit or Disposal Cost Obligations,” FASB Accounting Standards Codification Topic 420, which requires that such costs be expensed in the periods whereby such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying consolidated statements of income.

The Company accounts for its closed restaurants in accordance with the provisions of “Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets,” FASB Accounting Standards Codification Topic 360-10. Therefore, when a restaurant is closed, and the restaurant is either held for sale or abandoned, the restaurant’s operations are eliminated from the ongoing operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, are reclassified. Discontinued operations for the first quarter of fiscal 2011 included a $0.4 million benefit for a change in estimate of lease exit costs related to the Manhattan UN, New York lease.

Discontinued operations consist of the following:

	13 Weeks Ended
	March 28,	March 27,
	2010	2011
(Loss) income before income tax	(207)	$359
(Loss) income from discontinued operations, net of income tax (benefit) expense	(165)	$237

(13) Commitments and Contingencies

The Company is subject to various claims, legal actions and other matters arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

(14) Subsequent Event

On May 3, 2011, an Ohio state court granted the Company’s motion for summary judgment in its defense of litigation regarding two Scottsdale, Arizona lease commitments. The Company is required to pay $0.5 million to settle its outstanding lease commitment with the landlord. In addition, the Company has accrued $0.2 million in legal costs associated with this matter. The Company previously accrued $1.2 million for this outstanding contingency which was included in current liabilities for the year ended December 26, 2010 (see Note 10). The Company adjusted its first quarter 2011 financial statements for the $0.5 million reduction in the loss contingency consistent with the guidance in “Subsequent Events,” FASB Accounting Standards Codification Topic 855. This amount was recorded to the restructuring benefit line in the condensed consolidated statement of income for the quarter ended March 27, 2011.

The Company has evaluated subsequent events through the date the financial statements were issued and has determined that there were no further subsequent events required to be disclosed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; the Company’s ability to protect its name and logo and other proprietary information; the impact of litigation; the restrictions imposed by the Company’s credit agreement; and failure of internal controls over financial reporting. For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2010 filed by the Company, as well as the Company’s other filings with the SEC, all of which are available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us”, or “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries. Ruth’s Hospitality Group, Inc. is a Delaware corporation formerly known as Ruth’s Chris Steak House, Inc., and was founded in 1965.

Overview

We are a leading restaurant company focused on the upscale dining segment. As of March 27, 2011, there were 131 Ruth’s Chris Steak House restaurants, of which 64 were company-owned and 67 were franchisee-owned, including 14 international franchisee-owned restaurants in Aruba, Mexico, Hong Kong, Taiwan, Japan, Canada and the United Arab Emirates.

As of March 27, 2011, there were 20 Mitchell’s Fish Market locations operating under the names of Mitchell’s Fish Market and Columbus Fish Market, and three Cameron’s Steakhouses, operating under the names of Cameron’s Steakhouse and Mitchell’s Steakhouse.

The following table summarizes the changes in the number of Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse company-operated and franchised restaurants:

	13 Weeks Ended March 27, 2011
Ruth’s Chris Steak House	Company	Franchised	Total
Beginning of period	64	67	131
New	—	—	—
Closed	—	—	—

End of period	64	67	131

% of total	49%	51%	100%

Mitchell’s Fish Market	Company	Franchised	Total
Beginning of period	20	—	20
New	—	—	—
Closed	—	—	—

End of period	20	—	20

% of total	100%	0%	100%

Cameron’s Steakhouse	Company	Franchised	Total
Beginning of period	3	—	3
New	—	—	—
Closed	—	—	—

End of period	3	—	3

	100%	0%	100%

Consolidated

Total system	87	67	154

% of total	56%	44%	100%

Our Annual Report on Form 10-K for the fiscal year ended December 26, 2010 provides additional information about our business, operations and financial condition.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of total revenues for the periods indicated, except as otherwise noted. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	13 Weeks Ended
	March 28, 2010	March 27, 2011
Revenues:
Restaurant sales	96.3%	96.4%
Franchise income	3.1%	3.1%
Other operating income	0.6%	0.5%

Total revenues	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	29.3%	30.7%
Restaurant operating expenses (percentage of restaurant sales)	51.3%	49.4%
Marketing and advertising	2.7%	3.0%
General and administrative costs	5.9%	5.9%
Depreciation and amortization expenses	4.1%	3.8%
Pre-opening costs	—	—
Restructuring benefit	(0.6%)	(0.5%)

Operating income	10.3%	10.6%

Other income (expense):
Interest expense, net	(1.4%)	(0.8%)
Other	(0.1%)	(0.2%)

Income from continuing operations before income tax expense	8.8%	9.6%

Income tax expense	1.5%	2.9%

Income from continuing operations	7.3%	6.7%
(Loss) income from discontinued operations, net of income tax (benefit) expense	(0.2%)	0.2%

Net income	7.1%	6.9%

Preferred stock dividends	0.3%	0.6%
Accretion of preferred stock redemption value	—	0.1%

Net income available to preferred and common shareholders	6.8%	6.2%

First Quarter Ended March 27, 2011 (13 Weeks) Compared to First Quarter Ended March 28, 2010 (13 Weeks)

Restaurant Sales. Restaurant sales increased $4.1 million, or 4.5%, to $95.3 million in the first quarter of fiscal 2011 from $91.2 million in the first quarter of fiscal 2010. Company-owned comparable restaurant sales for Ruth’s Chris Steak House increased 5.2%, which consisted of an average check increase of 1.2% and an entrée increase of 3.9%. Company-owned comparable restaurant sales at Mitchell’s Fish Market decreased 2.7%, which consisted of an average check increase of 3.5% and an entrée decrease of 6.1%.

Franchise Income. Franchise income increased $0.2 million, or 4.3%, to $3.1 million in the first quarter of fiscal 2011 from $2.9 million in the first quarter of fiscal 2010. The increase was driven primarily by an increase in comparable franchise-owned restaurant sales of 9.3%.

Other Operating Income. Other operating income decreased $0.1 million to $0.5 million in the first quarter of fiscal 2011 from $0.6 million in the first quarter of fiscal 2010.

Food and Beverage Costs. Food and beverage costs increased $2.5 million, or 9.3%, to $29.2 million in the first quarter of fiscal 2011 from $26.7 million in the first quarter of fiscal 2010. As a percentage of restaurant sales, food and beverage costs increased to 30.7% in the first quarter of fiscal 2011 from 29.3% in the first quarter of fiscal 2010. This increase in food and beverage costs as a percentage of restaurant sales was primarily due to unfavorable beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $0.2 million, or 0.6%, to $47.0 million in the first quarter of fiscal 2011 from $46.8 million in the first quarter of fiscal 2010. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 49.4% in the first quarter of fiscal 2011 from 51.3% in the first quarter of fiscal 2010 due to leveraging higher comparable restaurant sales.

Marketing and Advertising. Marketing and advertising expenses increased $0.5 million, or 17.2%, to $3.0 million in the first quarter of fiscal 2011 from $2.5 million in the first quarter of fiscal 2010. As a percentage of total revenues, marketing and advertising increased to 3.0% in the first quarter of fiscal 2011 from 2.7% in the first quarter of fiscal 2010.

General and Administrative. General and administrative expenses increased $0.3 million to $5.9 million in the first quarter of fiscal 2011 from $5.6 million in the first quarter of fiscal 2010 due to an increase in stock compensation expense.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased $0.2 million, or 4.5%, to $3.7 million in the first quarter of fiscal 2011 from $3.9 million in the first quarter of fiscal 2010. The decrease was due primarily to certain assets becoming fully depreciated in 2010.

Pre-opening Costs. Pre-opening costs were essentially flat to prior year at $0.0 million. There were no new company-owned restaurant openings in the first quarter of fiscal 2011.

Restructuring Benefit. Restructuring benefit decreased to $0.5 million in the first quarter of fiscal 2011 from $0.6 million in the first quarter of fiscal 2010. In the first quarter of 2011, a $0.5 million restructuring benefit was recognized due to a change in the estimated lease exit costs for two leases in Scottsdale, Arizona. The change in estimate was a result of a favorable outcome on the outstanding litigation related to the lease commitments. In the first quarter of 2010, a $0.6 million benefit was recognized due to the correction of an immaterial prior year error in estimating lease exit costs.

Interest Expense. Interest expense decreased $0.5 million, or 37.5%, to $0.8 million in the first quarter of fiscal 2011 from $1.3 million in the first quarter of fiscal 2010. The decrease in expense was due to a decrease in the balance under our Amended Credit Agreement.

Income Tax Expense. Income tax expense increased $1.4 million, or 100.4%, to $2.8 million in the first quarter of fiscal 2011 from a $1.4 million expense in the first quarter of fiscal 2010. The increase in the first quarter of fiscal 2011 reflects an increase in the estimated annual effective tax rate for fiscal 2011 primarily attributable to an increase in income before taxes. Income tax expense for the first quarter of fiscal 2010 also included a $0.7 million tax benefit for a correction of an immaterial error related to certain prior year tax credits.

Income from Continuing Operations. Income from continuing operations decreased $0.2 million, or 3.3%, to $6.7 million in the first quarter of fiscal 2011 from $6.9 million in the first quarter of fiscal 2010.

Discontinued Operations, net of Income Tax Expense. Income from discontinued operations, net of income tax expense, increased $0.4 million to $0.2 million in the first quarter of fiscal 2011 compared to a loss of $0.2 million in the first quarter of fiscal 2010. This increase is primarily due to a revision in the estimated lease exit costs for a former restaurant in New York, New York.

Net Income Available to Preferred and Common Shareholders. Net income available to preferred and common shareholders decreased $0.3 million, or 3.6%, to $6.2 million in fiscal 2011 from $6.5 million in fiscal 2010.

Liquidity and Capital Resources

Our principal source of cash during the first fiscal quarter of 2011 was net cash provided by operating activities. Our principal use of cash during the first fiscal quarter of 2011 was the reduction of debt. We expect that our principal uses of cash in 2011 will be for capital expenditures on existing restaurants and to reduce our debt.

As of March 27, 2011, we had an aggregate of $45.0 million of outstanding indebtedness under our Amended Credit Facility at a weighted average interest rate of 4.92% with approximately $70.7 million of borrowings available, net of outstanding letters of credit of approximately $3.9 million. The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	13 Weeks Ended
	March 28, 2010	March 27, 2011
	(unaudited)
Net cash provided by (used in):
Operating activities	$9,518	$5,991
Investing activities	(641)	(1,792)
Financing activities	(6,269)	(6,627)

Net increase (decrease) in cash and cash equivalents	$2,608	$(2,428)

Net cash provided by operating activities was $6.0 million in the first 13 weeks of fiscal 2011, compared to $9.5 million provided in the first 13 weeks of fiscal 2010. The decrease in net cash provided by operating activities was due primarily to changes in working capital.

Net cash used in investing activities was $1.8 million in the first 13 weeks of fiscal 2011, compared to $0.6 million used in the first 13 weeks of fiscal 2010. This increase was primarily due to maintenance capital expenditures.

Net cash used in financing activities was $6.6 million in the first 13 weeks of fiscal 2011, compared to net cash used in financing activities of $6.3 million in the first 13 weeks of fiscal 2010.

Capital expenditures, excluding acquisitions, totaled $1.8 million in the first 13 weeks of fiscal 2011, compared to $0.6 million in the first 13 weeks of fiscal 2010. Capital expenditures in the first quarter of fiscal 2011 resulted from $1.5 million in maintenance capital and $0.3 million in new restaurant construction. We anticipate capital expenditures in fiscal 2011 will total approximately $10.0 million to $12.0 million.

Off-Balance Sheet Arrangements

As of March 27, 2011, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 26, 2010 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first 13 weeks of fiscal 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s Amended Credit Agreement, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. As of March 27, 2011, the Company had $45.0 million of variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the first quarter of fiscal 2011 of approximately $0.1 million.

Foreign Currency Risk

The Company believes that fluctuations in foreign currency exchange rates do not present a material risk to its operations due to the relatively small amount of royalty revenue it receives from outside the United States.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly take into account changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. In fiscal 2011, the Company has not negotiated set pricing for any of its beef requirements. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. A hypothetical 10% increase in beef costs would decrease pre-tax earnings for the first quarter of 2011 by approximately $0.8 million.

In the recent past, certain types of seafood have experienced fluctuations in availability. Seafood is also subject to fluctuations in price based on availability, which is often seasonal. If certain types of seafood are unavailable, or if the Company’s costs increase, the Company’s results of operations could be adversely affected.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 27, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 27, 2011 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended March 27, 2011, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material changes to the legal proceedings included in the Company’s Form 10-K for the fiscal year ended December 26, 2010. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. While litigation is subject to uncertainties and the outcome of litigated matters is not predictable with assurance, the Company is not aware of any legal proceedings pending or threatened against it that it expects to have a material adverse effect on its financial condition or results of operations.

ITEM 1A.	RISK FACTORS

There are no material changes to the Risk Factors included in the Company’s Form 10-K for the fiscal year ended December 26, 2010. The impact of the circumstances and events described in such Risk Factors could result in significant adverse effects on our financial position, results of operations and cash flows.

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

Date: May 6, 2011