Form 10-Q
period 2011-06-26
Ruths Hospitality Group, Inc.
filed 2011-08-03
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2011

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2011 was 35,064,468, which includes 865,332 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share and per share data)

	December 26, 2010	June 26, 2011
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,018	$3,354
Accounts receivable, less allowance for doubtful accounts 2010 - $350; 2011 - $370	11,977	8,815
Inventory	7,521	6,892
Prepaid expenses and other	1,314	1,393
Deferred income taxes	1,672	1,671

Total current assets	27,502	22,125
Property and equipment, net of accumulated depreciation 2010 - $91,383; 2011 - $98,592	105,151	101,368
Goodwill	22,097	22,097
Franchise rights	32,200	32,200
Trademarks	13,718	13,718
Other intangibles, net of accumulated amortization 2010 - $1,522; 2011 - $1,811	7,138	6,720
Deferred income taxes	36,795	38,285
Other assets	4,468	4,101

Total assets	$249,069	$240,614

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,710	$8,924
Accrued payroll	12,115	9,715
Accrued expenses	8,415	6,352
Deferred revenue	28,238	19,890
Other current liabilities	8,385	7,005

Total current liabilities	65,863	51,886

Long-term debt	51,000	40,000
Deferred rent	22,284	23,167
Other liabilities	6,023	5,546

Total liabilities	145,170	120,599

Commitments and contingencies (Note 13)	—	—

Series A 10% Redeemable Convertible Preferred Stock, par value $0.01 per share; 25,000 shares authorized, issued and outstanding, liquidation preference of $25,000 at June 26, 2011	23,538	23,715

Shareholders’ equity (deficit):

Common stock, par value $.01 per share; 100,000,000 shares authorized, 33,981,509 shares issued and outstanding at December 26, 2010 34,127,286 shares issued and outstanding at June 26, 2011	339	341
Additional paid-in capital	198,304	199,350
Accumulated deficit	(118,282)	(103,391)
Treasury stock, at cost; 71,950 shares at December 26, 2010 and June 26, 2011	—	—

Total shareholders’ equity	80,361	96,300

Total liabilities, preferred stock, and shareholders’ equity	$249,069	$240,614

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Income - Unaudited

(dollar amounts in thousands, except share and per share data)

	13 Weeks Ending		26 Weeks Ending
	June 27, 2010	June 26, 2011	June 27, 2010	June 26, 2011
Revenues:
Restaurant sales	$83,269	$87,525	$173,862	$182,168
Franchise income	2,785	2,881	5,714	5,938
Other operating income	2,331	2,198	2,943	2,698

Total revenues	88,385	92,604	182,519	190,804
Costs and expenses:
Food and beverage costs	24,397	26,738	50,974	55,775
Restaurant operating expenses	44,331	45,208	90,656	91,923
Marketing and advertising	2,880	3,177	5,386	6,119
General and administrative costs	5,359	5,353	10,924	11,230
Depreciation and amortization expenses	3,857	3,649	7,744	7,360
Pre-opening costs	342	41	347	42
Restructuring benefit	(1,121)	—	(1,683)	(502)
Loss on the disposal of property and equipment, net	—	21	—	21

Operating income	8,340	8,417	18,171	18,836

Other expense:
Interest expense, net	(988)	(739)	(2,318)	(1,569)
Other	(42)	(179)	(142)	(361)

Income from continuing operations before income tax expense (benefit)	7,310	7,499	15,711	16,906
Income tax expense (benefit)	2,138	(1,807)	3,564	1,027

Income from continuing operations	5,172	9,306	12,147	15,879
Loss (income) from discontinued operations, net of income tax benefit (expense)	839	100	1,055	(259)

Net income	$4,333	$9,206	$11,092	$16,138

Preferred stock dividends	623	623	931	1,247
Accretion of preferred stock redemption value	—	88	—	176

Net income available to preferred and common shareholders	$3,710	$8,495	$10,161	$14,715

Basic earnings per common share:
Continuing operations	$0.11	$0.20	$0.30	$0.34
Discontinued operations	(0.02)	—	(0.03)	0.01

Basic earnings per share	$0.09	$0.20	$0.27	$0.35

Diluted earnings per common share:
Continuing operations	$0.11	$0.20	$0.30	$0.33
Discontinued operations	(0.02)	—	(0.03)	0.01

Diluted earnings per share	$0.09	$0.20	$0.27	$0.34

Shares used in computing net income per common share:
Basic	33,945,193	34,075,604	31,050,777	34,037,818

Diluted	42,800,126	43,233,207	37,660,789	43,196,850

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Deficit)

for the Twenty-six Weeks ended June 26, 2011

Unaudited

(dollar and share amounts in thousands)

	Common Stock		Additional	Accumulated	Treasury Stock		Shareholders’
	Shares	Value	Paid-in Capital	Deficit	Shares	Value	Equity (Deficit)
Balance at December 26, 2010	33,981	$339	$198,304	$(118,282)	72	$—	$80,361

Net income	—	—	—	16,138	—	—	16,138
Preferred stock dividends	—	—	—	(1,247)	—	—	(1,247)
Accretion of preferred stock redemption value	—	—	(176)	—	—	—	(176)
Shares issued under stock compensation plan including tax effects	146	2	3	—	—	—	5
Stock-based compensation	—	—	1,219	—	—	—	1,219

Balance at June 26, 2011	34,127	$341	$199,350	$(103,391)	72	$—	$96,300

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Unaudited

(dollar amounts in thousands)

	26 Weeks Ending
	June 27, 2010	June 26, 2011
Cash flows from operating activities:
Net income	$11,092	$16,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,744	7,360
Deferred income taxes	234	(1,489)
Non-cash interest expense	390	384
Loss on the disposal of property and equipment, net	—	21
Amortization of below market lease	99	162
Restructuring benefit	(1,683)	(502)
Non-cash compensation expense	815	1,219

Changes in operating assets and liabilities:
Accounts receivable	2,147	3,162
Inventories	527	629
Prepaid expenses and other	(2,686)	(79)
Other assets	182	113
Accounts payable and accrued expenses	4,982	(4,665)
Deferred revenue	(8,937)	(8,348)
Deferred rent	1,337	883
Other liabilities	(197)	(525)

Net cash provided by operating activities	16,046	14,463

Cash flows from investing activities:
Acquisition of property and equipment	(2,318)	(3,885)

Net cash used in investing activities	(2,318)	(3,885)

Cash flows from financing activities:
Principal repayments on long-term debt	(56,500)	(11,000)
Proceeds from issuance of common stock	25,369	—
Proceeds from the issuance of Series A 10% redeemable convertible preferred stock	25,000	—
Income tax benefits credited to equity upon exercise of stock options	66	1
Proceeds from exercise of stock options	56	4
Dividend payments	(329)	(1,247)
Equity offering costs	(3,820)	—
Deferred financing costs	(1,389)	—

Net cash used in financing activities	(11,547)	(12,242)

Net increase (decrease) in cash and cash equivalents	2,181	(1,664)

Cash and cash equivalents at beginning of period	1,681	5,018

Cash and cash equivalents at end of period	$3,862	$3,354

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$2,518	$1,234
Income taxes	$678	1,109

Noncash investing and financing activities:
Excess accrual-based acquisition of property and equipment	$(55)	$(427)
Preferred stock dividends accrued	$603	$596

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(dollar amounts in thousands, except share and per share data)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (together, the “Company”) as of June 26, 2011, and December 26, 2010, and for the quarters and twenty-six weeks ended June 26, 2011 and June 27, 2010, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the fiscal quarters ended June 26, 2011 and June 27, 2010 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2010.

The Company operates on a 52 or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended June 26, 2011 and June 27, 2010 each contained 13 weeks and are referred to herein as the second quarter of fiscal 2011 and the second quarter of fiscal 2010, respectively.

Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the period to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, franchise rights, trademarks, other intangibles, deferred income taxes, obligations related to workers’ compensation and medical insurance and lease obligations. Actual results could differ from those estimates.

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

(3) Fair Value Measurements

The carrying amount of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are a reasonable estimate of their fair values due to their short duration. Borrowings classified as long-term debt as of June 26, 2011 have variable interest rates that approximate currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

During the second quarter of fiscal 2011, the Company had no assets or liabilities measured on a recurring or nonrecurring basis subject to the disclosure requirements of “Fair Value Measurements and Disclosures,” FASB Accounting Standards Codification Topic 820.

(4) Long-term Debt

Long-term debt consists of the following:

	December 26, 2010	June 26, 2011

Senior Credit Facility:
Revolving credit facility	$51,000	$40,000
Less current maturities	—	—

	$51,000	$40,000

On February 12, 2010, the Company entered into a Second Amendment to the First Amended and Restated Credit Agreement (“Amended Credit Agreement”). The amendment to the credit agreement reduced the revolving loan commitment to $129.6 million as of the end of the second fiscal quarter of 2011, extended the scheduled maturity of the credit agreement by two years, to February 2015, and provided the Company with a less restrictive set of covenants. Specifically, the amendment provided for no financial covenant testing until the end of fiscal year 2010, provided less restrictive leverage and coverage covenants thereafter, and permanently eliminated the minimum EBITDA covenant. The amendment provided for higher interest rates under the credit agreement, with interest rates based on the Company’s actual leverage ratio, ranging from 3.25% to 5.00% above the applicable LIBOR rate or, at the Company’s option, from 2.00% to 3.75% above the applicable base rate.

As of June 26, 2011, the Company had an aggregate of $40.0 million of outstanding indebtedness under its Amended Credit Agreement at a weighted average interest rate of 4.67% with approximately $85.7 million of borrowings available, net of outstanding letters of credit of approximately $3.9 million. The Company is required to maintain certain financial covenants and is also subject to several restrictive covenants under its borrowings. The restrictive covenants include, but are not limited to, covenants that, subject to exceptions: (1) prohibit the Company and its subsidiaries from incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibit the Company and its subsidiaries from creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limit the Company’s ability and its subsidiaries’ ability to enter into joint ventures, acquisitions, and other investments; (4) prohibit the Company and its subsidiaries from directly or indirectly creating or becoming liable with respect to any contingent liabilities; and (5) restrict the Company and its subsidiaries from directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Company’s obligations under the Amended Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. As of June 26, 2011, the Company is in compliance with the covenants under the Amended Credit Agreement.

(5) Redeemable Convertible Preferred Stock

In the first quarter of 2010, the Company issued 25,000 shares of Preferred Stock in a private placement transaction (see Note 2). The Preferred Stock is classified on the accompanying balance sheets as temporary shareholders’ equity as of June 26, 2011, since the shares have certain conditions that allow the holder to redeem the Preferred Stock for cash, and redemption is not solely within the control of the Company.

Each share of the Preferred Stock has an initial liquidation preference of $1,000. The holders of the Preferred Stock are entitled to quarterly dividends accruing at a 10% annual rate payable on the following dates: January 1, April 1, July 1 and October 1. Any unpaid dividends are added to the liquidation preference and compound on the subsequent dividend payment dates. The Company’s credit agreement limits the amount of dividends the Company may pay annually to $1.0 million. The Company received a waiver of the annual $1.0 million dividend limit required under the Amended Credit Agreement for purposes of paying the dividend due on July 1, 2011. A Preferred Stock dividend of $0.6 million was paid or accrued during the second quarters of fiscal 2010 and 2011 as a reduction of net income available to preferred and common shareholders.

The Preferred Stock is convertible, under certain circumstances, into the number of shares of the Company’s common stock equal to the quotient of the liquidation preference, including accrued dividends, divided by the conversion price. The conversion price was initially set at $2.90 per share, and is subject to change based on certain customary anti-dilution provisions. Using the liquidation preference of $25.0 million as of June 26, 2011, a conversion of Preferred Stock into the Company’s common stock would result in the issuance of 8,620,690 additional common shares. The Preferred Stock is convertible at any time, at the option of the holders. The Company has the option to convert the Preferred Stock, in whole or in part, after February 12, 2012 if the closing price of the Company’s common stock equals or exceeds 225% of the then applicable conversion price for a period of 20 trading days over any 30 consecutive trading day period.

At the option of the Company, the Preferred Stock may be redeemed on or after February 12, 2015 without regard to the Company’s stock price. The Company shall not be permitted to redeem less than all of the outstanding shares of the Preferred Stock if such partial redemption would result in the holder holding more than 0% and less than 5% of the Company’s voting securities. At the option of the holders, the Preferred Stock may be redeemed on or after February 12, 2017. The redemption price per share will equal the liquidation preference, including any accrued dividends. In accordance with FASB Accounting Standards Codification Topic 480-10-S99, the Company will accrete the carrying value of Preferred Stock to its redemption value of $25.0 million from the date of issuance to the earliest redemption date, February 12, 2015. During the second quarter of fiscal 2011, the Preferred Stock carrying value increased $0.1 million for the accretion of the redemption value.

(6) Stock-Based Employee Compensation

Under the 2000 Stock Option Plan, there are 46,601 shares of common stock issuable upon exercise of currently outstanding options at June 26, 2011. No future grants are able to be made under the 2000 Stock Option Plan. Under the 2005 Equity Incentive Plan, as amended, there are 2,617,251 shares of common stock issuable upon exercise of currently outstanding options and restricted stock awards at June 26, 2011, and 649,467 shares available for future grants. Total stock compensation expense recognized for the thirteen weeks ended June 27, 2010 and June 26, 2011 was $0.6 million and $0.5 million, respectively. Total stock compensation expense recognized for the twenty-six weeks ended June 27, 2010 and June 26, 2011 was $0.8 million and $1.2 million, respectively.

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

Diluted earnings per share for the thirteen weeks ended June 27, 2010 and June 26, 2011 excludes stock options and restricted shares of 894,989 and 973,794, respectively, which were outstanding during the period but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for the thirteen weeks ended June 27, 2010 and June 26, 2011 were $13.14 and $10.95 per share, respectively.

Diluted earnings per share for the twenty-six weeks ended June 27, 2010 and June 26, 2011 excludes stock options and restricted shares of 1,408,835 and 1,515,348, respectively, which were outstanding during the period but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for the twenty-six weeks ended June 27, 2010 and June 26, 2011 were $9.95 and $8.46 per share, respectively.

The following table sets forth the computation of basic earnings per common share:

	13 Weeks Ending		26 Weeks Ending
	June 27, 2010	June 26, 2011	June 27, 2010	June 26, 2011

Income from continuing operations	$5,172	$9,306	$12,147	$15,879
Loss (income) from discontinued operations, net of income tax benefit (expense)	839	100	1,055	(259)

Net income	$4,333	$9,206	$11,092	$16,138
Preferred stock dividends	623	623	931	1,247
Accretion of preferred stock redemption value	—	88	—	176

Undistributed net income	$3,710	$8,495	$10,161	$14,715
Undistributed net income allocated to preferred shareholders	751	1,715	1,735	2,974

Net income available to common shareholders	$2,959	$6,780	$8,426	$11,741

Shares:
Weighted average number of common shares outstanding - basic	33,945,193	34,075,604	31,050,777	34,037,818

Basic earnings per common share:
Continuing operations	$0.11	$0.20	$0.30	$0.34
Discontinued operations	(0.02)	—	(0.03)	0.01

Basic earnings per common share	$0.09	$0.20	$0.27	$0.35

The following table sets forth the computation of diluted earnings per share:

	13 Weeks Ending		26 Weeks Ending
	June 27, 2010	June 26, 2011	June 27, 2010	June 26, 2011

Income from continuing operations	$5,172	$9,306	$12,147	$15,879
Loss (income) from discontinued operations, net of income tax benefit (expense)	839	100	1,055	(259)

Net income	$4,333	$9,206	$11,092	$16,138
Preferred stock dividends	623	623	931	1,247
Accretion of preferred stock redemption value	—	88	—	176

Net income available to preferred and common shareholders	$3,710	$8,495	$10,161	$14,715

Shares:
Weighted average number of common shares outstanding - basic	33,945,193	34,075,604	31,050,777	34,037,818
Dilutive shares	234,243	536,913	215,544	538,342
Dilutive convertible preferred stock	8,620,690	8,620,690	6,394,468	8,620,690

Weighted-average number of common shares outstanding - diluted	42,800,126	43,233,207	37,660,789	43,196,850

Diluted earnings per common share:
Continuing operations	$0.11	$0.20	$0.30	$0.33
Discontinued operations	(0.02)	—	(0.03)	0.01

Diluted earnings per common share	$0.09	$0.20	$0.27	$0.34

(8) Franchise Income

The Company currently has 67 Ruth’s Chris Steak House franchise locations, including 14 international locations. No franchise locations were opened, sold or purchased during the second quarter of fiscal 2011. Franchise income includes opening and development fees and income generated from existing franchise locations. The Company records franchise income separately in the condensed consolidated statements of income.

	13 Weeks Ending		26 Weeks Ending
	June 27, 2010	June 26, 2011	June 27, 2010	June 26, 2011

Franchise activity during the period:
Opened	1	0	1	0
Closed	0	0	0	0

Franchise income:
Income from existing franchise locations	$2,665	$2,881	$5,594	$5,938
Opening and development fee income	120	—	120	—

Total franchise income:	$2,785	$2,881	$5,714	$5,938

(9) Marketing and Advertising

Marketing and advertising expenses for the quarter and twenty-six weeks ended June 27, 2010 were $2.9 million and $5.4 million, respectively. Included in the total marketing and advertising expenses for the quarter and twenty-six weeks ended June 27, 2010 were advertising expenses of approximately $1.9 million and $3.6 million, respectively. Marketing and advertising expenses for the quarter and twenty-six weeks ended June 26, 2011 were $3.2 million and $6.1 million, respectively. Included in the total marketing and advertising expenses for the quarter and twenty-six weeks ended June 26, 2011 were advertising expenses of approximately $2.4 million and $4.0 million, respectively. All advertising expenses are expensed as incurred.

(10) Restructuring

The details of the restructuring charges are as follows:

	One-time termination benefits	Lease obligations	Total restructuring

Accrued restructuring as of December 26, 2010	$—	$1,202	$1,202
Payments	—	—	—
Adjustments	—	(502)	(502)

Accrued restructuring as of June 26, 2011	$—	$700	$700

The Company has accrued lease exit costs related to locations for which a lease was signed and the Company subsequently decided not to open a restaurant. The Company recorded a $0.5 million reduction in accrued restructuring costs during the twenty-six weeks ended June 26, 2011. The reduction in the liability was due to a change in the estimated lease exit costs for two leases in Scottsdale, Arizona. The remaining accrued restructuring balance of $0.7 million is based on the expected settlement of the outstanding lease commitments and certain accrued legal costs, and is included in other current liabilities on the accompanying condensed consolidated balance sheets.

(11) Income Taxes

The effective income tax rate, exclusive of discrete items, for the quarter and twenty-six weeks ended June 26, 2011 was 30.4% and 30.1%, respectively, compared to an effective income tax rate, exclusive of discrete items, of 29.1% and 27.4% for the quarter and twenty-six weeks ended June 27, 2010. The increase in the estimated annual effective tax rate is primarily attributable to the decrease in the impact of certain tax credits and deductions due to an increase in income before income tax. Income tax expense for the twenty-six weeks ended June 26, 2011 included a $4.0 million income tax benefit for a reduction of the valuation allowance on certain state deferred tax assets. Income tax expense for the twenty-six weeks ended June 27, 2010 included a $0.7 million income tax benefit for the correction of an immaterial error related to certain prior year tax credits.

The Company accounts for unrecognized tax benefits in accordance with the provisions of “Income Taxes,” FASB Accounting Standards Codification Topic 740. As of June 26, 2011 and December 26, 2010, the Company’s gross unrecognized tax benefits totaled approximately $0.9 million, of which $0.6 million, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the Company’s unrecognized tax benefits within the next 12 months. The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 26, 2010 and June 26, 2011, the Company had accrued approximately $0.2 million for the payment of interest, which is included as a component of the unrecognized tax benefit noted above.

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction, many state jurisdictions and Puerto Rico. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for years before 2007 and is no longer subject to state and local or Puerto Rico income tax examinations by tax authorities for years before 2005.

(12) Discontinued Operations

During the third quarter of fiscal 2007, the Company was notified that the replacement tenant in the Manhattan-UN, New York location was placed in default by the landlord and as a result, the Company resumed lease payments with respect to this property during the third quarter of fiscal 2008. Payments will range from $0.1 million to $0.2 million in the aggregate per fiscal quarter through September 2016. The Company entered into a sublease agreement in April 2011, in order to recover some of the amounts due under the remaining lease term. As of June 26, 2011, the Company maintained a contingent lease liability of $1.3 million related to this property. The Company accounted for the exit costs in accordance with the provisions of “Exit or Disposal Cost Obligations,” FASB Accounting Standards Codification Topic 420, which requires that such costs be expensed in the periods whereby such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying condensed consolidated statements of income.

In June 2011, the Company closed the Ruth’s Chris Steak House located in Santa Barbara, California. As the closing of this restaurant coincided with the termination of the lease agreement, the Company does not expect to incur significant expenses related to this location in the future. All of the losses incurred with respect to this location are included in discontinued operations in the accompanying condensed consolidated statements of income.

The Company accounts for its closed restaurants in accordance with the provisions of “Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets,” FASB Accounting Standards Codification Topic 360-10. Therefore, when a restaurant is closed, and the restaurant is either held for sale or abandoned, the restaurant’s operations are eliminated from the ongoing operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, are reclassified. Discontinued operations for the twenty-six weeks ended June 26, 2011 includes a $0.4 million benefit for a change in estimate of lease exit costs related to the Manhattan-UN, New York lease.

Discontinued operations consist of the following:

	13 Weeks Ending		26 Weeks Ending
	June 27, 2010	June 26, 2011	June 27, 2010	June 26, 2011

Revenues	$573	$660	$1,147	$1,299

Loss (income) before income tax	$1,321	$66	$1,597	(399)
Loss (income) on discontinued operations, net of income tax benefit (expense)	$839	$100	$1,055	(259)

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; general economic conditions in the United States and globally; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to the Company’s employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; the Company’s ability to protect the Company’s name and logo and other proprietary information; the impact of litigation; the restrictions imposed by the Company’s credit agreement; and the portion of voting power controlled by one principal stockholder. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2010 filed by us, as well as the Company’s other filings with the SEC, all of which are available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us”, or “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries. Ruth’s Hospitality Group, Inc. is a Delaware corporation formerly known as Ruth’s Chris Steak House, Inc., and was founded in 1965.

Overview

We are a leading restaurant company focused on the upscale dining segment. As of June 26, 2011, there were 130 Ruth’s Chris Steak House restaurants, of which 63 were company-owned and 67 were franchisee-owned, including 14 international franchisee-owned restaurants in Aruba, Mexico, Hong Kong, Taiwan, Japan, Canada and the United Arab Emirates.

As of June 26, 2011, there were 20 company-owned Mitchell’s Fish Market locations operating under the names of Mitchell’s Fish Market and Columbus Fish Market, and three Cameron’s Steakhouses operating under the names of Cameron’s Steakhouse and Mitchell’s Steakhouse.

The following table summarizes the changes in the number of Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse company-operated and franchised restaurants during the thirteen and twenty-six weeks ending June 26, 2011:

	13 Weeks Ending June 26, 2011			26 Weeks Ending June 26, 2011

Ruth’s Chris Steak House	Company	Franchised	Total	Company	Franchised	Total
Beginning of period	64	67	131	64	67	131
New	—	—	—	—	—	—
Closed	1	—	1	1	—	1

End of period	63	67	130	63	67	130

% of total	48%	52%	100%	48%	52%	100%

Mitchell’s Fish Market	Company	Franchised	Total	Company	Franchised	Total
Beginning of period	20	—	20	20	—	20
New	—	—	—	—	—	—
Closed	—	—	—	—	—	—

End of period	20	—	20	20	—	20

% of total	100%	0%	100%	100%	0%	100%

Cameron’s Steakhouse	Company	Franchised	Total	Company	Franchised	Total
Beginning of period	3	—	3	3	—	3
New	—	—	—	—	—	—
Closed	—	—	—	—	—	—

End of period	3	—	3	3	—	3

	100%	0%	100%	100%	0%	100%

Consolidated
Total system	86	67	153	86	67	153

% of total	56%	44%	100%	56%	44%	100%

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

	13 Weeks Ending		26 Weeks Ending
	June 27, 2010	June 26, 2011	June 27, 2010	June 26, 2011
Revenues:
Restaurant sales	94.2%	94.5%	95.3%	95.5%
Franchise income	3.2%	3.1%	3.1%	3.1%
Other operating income	2.6%	2.4%	1.6%	1.4%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	29.3%	30.5%	29.3%	30.6%
Restaurant operating expenses (percentage of restaurant sales)	53.2%	51.7%	52.1%	50.5%
Marketing and advertising	3.3%	3.4%	3.0%	3.2%
General and administrative costs	6.1%	5.8%	6.0%	5.9%
Depreciation and amortization expenses	4.4%	3.9%	4.2%	3.9%
Pre-opening costs	0.4%	—	0.2%	—
Restructuring benefit	(1.3%)	—	(0.9%)	(0.3%)

Operating income	9.4%	9.1%	10.0%	9.9%

Other expense:
Interest expense, net	(1.1%)	(0.8%)	(1.3%)	(0.8%)
Other	—	(0.2%)	(0.1%)	(0.2%)

Income from continuing operations before income tax expense (benefit)	8.3%	8.1%	8.6%	8.9%

Income tax expense (benefit)	2.4%	(2.0%)	2.0%	0.5%

Income from continuing operations	5.9%	10.1%	6.6%	8.4%

Loss (income) from discontinued operations, net of income tax benefit (expense)	0.9%	0.1%	0.6%	(0.1%)

Net income	5.0%	10.0%	6.0%	8.5%

Preferred stock dividends	0.7%	0.7%	0.5%	0.7%
Accretion of preferred stock redemption value	—	0.1%	—	0.1%

Net income available to preferred and common shareholders	4.3%	9.2%	5.5%	7.7%

Second quarter ended June 26, 2011 (13 weeks) compared to second quarter ended June 27, 2010 (13 weeks)

Restaurant Sales. Restaurant sales increased $4.2 million, or 5.1%, to $87.5 million in the second quarter of fiscal 2011 from $83.3 million in the second quarter of fiscal 2010. Company-owned comparable restaurant sales for Ruth’s Chris Steak House increased 5.8%. This increase was primarily due to an entrée increase of 3.3% and an increase in average check of 2.4%. Company-owned comparable restaurant sales for Mitchell’s Fish Market decreased 1.4%, which consisted of an entrée decrease of 4.7% offset by an increase in average check of 3.5%.

Franchise Income. Franchise income increased $0.1 million, or 3.4%, to $2.9 million in the second quarter of fiscal 2011 from $2.8 million in the second quarter of fiscal 2010. The increase was driven primarily by an increase in comparable franchise-owned restaurant sales of 7.1%

Other Operating Income. Other operating income decreased $0.1 million, or 5.7%, to $2.2 million in the second quarter of fiscal 2011 from $2.3 million in the second quarter of fiscal 2010.

Food and Beverage Costs. Food and beverage costs increased $2.3 million, or 9.6%, to $26.7 million in the second quarter of fiscal 2011 from $24.4 million in the second quarter of fiscal 2010. As a percentage of restaurant sales, food and beverage costs increased to 30.5% in the second quarter of fiscal 2011 from 29.3% in the second quarter of fiscal 2010. This increase in food and beverage costs as a percentage of restaurant sales was primarily due to unfavorable beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $0.9 million, or 2.0%, to $45.2 million in the second quarter of fiscal 2011 from $44.3 million in the second quarter of fiscal 2010. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 51.7% in the second quarter of fiscal 2011 from 53.2% in the second quarter of fiscal 2010 primarily due to leveraging higher comparable restaurant sales.

Marketing and Advertising. Marketing and advertising expenses increased $0.3 million, or 10.3%, to $3.2 million in the second quarter of fiscal 2011 from $2.9 million in the second quarter of fiscal 2010. As a percentage of total revenues, marketing and advertising increased to 3.4% in the second quarter of fiscal 2011 from 3.3% in the second quarter of fiscal 2010.

General and Administrative. General and administrative expense in the second quarter of fiscal 2011 was essentially flat to the second quarter of fiscal 2010 at $5.4 million.

Depreciation and Amortization. Depreciation and amortization expense costs decreased $0.3 million, or 5.4%, to $3.6 million in the second quarter of fiscal 2011 from $3.9 million in the second quarter of fiscal 2010. The decrease was due primarily to certain assets becoming fully depreciated in 2010.

Pre-Opening Costs. Pre-opening costs decreased to $0.0 million in the second quarter of fiscal 2011 from $0.3 million in the second quarter of fiscal 2010. The pre-opening costs in 2010 were from the opening of a Mitchell’s Fish Market in Winter Park, Florida.

Restructuring Benefit. Restructuring benefit decreased to $0.0 million in the second quarter of fiscal 2011 from $1.1 million in the second quarter of fiscal 2010. The $1.1 million restructuring benefit in 2010 was primarily related to a release from liability by a developer where lease exit costs were previously recognized.

Interest Expense. Interest expense decreased $0.3 million, or 25.2%, to $0.7 million in the second quarter of fiscal 2011 from $1.0 million in the second quarter of fiscal 2010. The decrease in interest expense was primarily due to a decrease in our borrowings under our Amended Credit Agreement.

Income Tax Expense. Income tax expense decreased $3.9 million, or 184.5%, to a $1.8 million benefit in the second quarter of fiscal 2011 from a $2.1 million expense in the second quarter of fiscal 2010. The decrease is primarily due to a $4.0 million income tax benefit recognized in 2011 for a reduction of the valuation allowance on certain state deferred tax assets, offset by a decrease in the impact of certain tax credits and deductions due to an increase in income before income tax.

Income from Continuing Operations. Income from continuing operations increased $4.1 million to $9.3 million in the second quarter of fiscal 2011 from $5.2 million in the second quarter of fiscal 2010.

Discontinued Operations, net of Income Tax Benefit. Losses from discontinued operations, net of income tax benefit, decreased $0.7 million to $0.1 million in the second quarter of fiscal 2011 compared to $0.8 million in the second quarter of fiscal 2010. The loss in 2010 was primarily due to a change in estimated accrued lease exit costs for a former restaurant in New York, New York.

Net Income Available to Preferred and Common Shareholders. Net income available to preferred and common shareholders increased $4.8 million to $8.5 million in the second quarter of fiscal 2011 from $3.7 million in the second quarter of fiscal 2010. Net income available to preferred and common shareholders in the second quarter of fiscal 2011 included charges for preferred stock dividends of $0.6 million and accretion of preferred stock redemption value of $0.1 million. Net income available to preferred and common shareholders in the second quarter of fiscal 2010 included charges for preferred stock dividends of $0.6 million.

Twenty-six weeks ended June 26, 2011 compared to twenty-six weeks ended June 27, 2010

Restaurant Sales. Restaurant sales increased $8.3 million, or 4.8%, to $182.2 million in the first twenty-six weeks of fiscal 2011 from $173.9 million in the first twenty-six weeks of fiscal 2010. Company-owned comparable restaurant sales for Ruth’s Chris Steak House increased 5.5%. This increase was primarily due to an entrée increase of 3.6% and an increase in average check of 1.8%. Company-owned comparable restaurant sales for Mitchell’s Fish Market decreased 2.1%. This decrease was primarily due to an entrée decrease of 5.4% offset by an increase in average check of 3.5%.

Franchise Income. Franchise income increased $0.2 million, or 3.9%, to $5.9 million in the first twenty-six weeks of fiscal 2011 from $5.7 million in the first twenty-six weeks of fiscal 2010. The increase was driven primarily by an increase in comparable franchise-owned restaurant sales of 8.2%

Other Operating Income. Other operating income decreased $0.2 million, or 8.3%, to $2.7 million in the first twenty-six weeks of fiscal 2011 from $2.9 million in the first twenty-six weeks of fiscal 2010.

Food and Beverage Costs. Food and beverage costs increased $4.8 million, or 9.4%, to $55.8 million in the first twenty-six weeks of fiscal 2011 from $51.0 million in the first twenty-six weeks of fiscal 2010. As a percentage of restaurant sales, food and beverage costs increased to 30.6% in the first twenty-six weeks of fiscal 2011 from 29.3% in the first twenty-six weeks of fiscal 2010. This increase in food and beverage costs as a percentage of restaurant sales is primarily due to unfavorable beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.2 million, or 1.4%, to $91.9 million in the first twenty-six weeks of fiscal 2011 from $90.7 million in the first twenty-six weeks of fiscal 2010. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 50.5% in the first twenty-six weeks of fiscal 2011 from 52.1% in the first twenty-six weeks of fiscal 2010 due to leveraging higher comparable restaurant sales.

Marketing and Advertising. Marketing and advertising expenses increased $0.7 million, or 13.6%, to $6.1 million in the first twenty-six weeks of fiscal 2011 from $5.4 million in the first twenty-six weeks of fiscal 2010. As a percentage of total revenues, marketing and advertising increased to 3.2% in the first twenty-six weeks of fiscal 2011 from 3.0% in the first twenty-six weeks of fiscal 2010.

General and Administrative. General and administrative costs increased $0.3 million, or 2.8%, to $11.2 million in the first twenty-six weeks of fiscal 2011 from $10.9 million in the first twenty-six weeks of fiscal 2010. General and administrative costs as a percentage of total revenues decreased to 5.9% in the first twenty-six weeks of fiscal 2011 from 6.0% in the first twenty-six weeks of fiscal 2010.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.3 million, or 5.0%, to $7.4 million in the first twenty-six weeks of fiscal 2011 from $7.7 million in the first twenty-six weeks of fiscal 2010. The decrease was due primarily to certain assets becoming fully depreciated in 2010.

Pre-opening Costs. Pre-opening costs decreased to $0.0 million in the first twenty-six weeks of fiscal 2011 from $0.3 million in the first twenty-six weeks of fiscal 2010. The pre-opening costs in 2010 were from the opening of a Mitchell’s Fish Market in Winter Park, Florida.

Restructuring Benefit. Restructuring benefit decreased to $0.5 million in the first twenty-six weeks of fiscal 2011 from $1.7 million in the first twenty-six weeks of fiscal 2010. The $0.5 million restructuring benefit in 2011 was due to a change in the estimated lease exit costs for two leases in Scottsdale, Arizona. The $1.7 million restructuring benefit in the first twenty-six weeks of fiscal 2010 was due to a release from liability by a developer where lease exit costs were previously recognized and the correction of an immaterial prior year error in estimating lease exit costs.

Interest Expense. Interest expense decreased $0.7 million, or 32.3%, to $1.6 million in the first twenty-six weeks of fiscal 2011 from $2.3 million in the first twenty-six weeks of fiscal 2010. The decrease in expense was primarily due to a decrease in our borrowings under the Amended Credit Agreement.

Income Tax Expense. Income tax expense decreased $2.6 million, or 71.2%, to $1.0 million in the first twenty-six weeks of fiscal 2011 from $3.6 million in the first twenty-six weeks of fiscal 2010. The decrease is primarily due to a $4.0 million income tax benefit recognized in 2011 for a reduction of the valuation allowance on certain state deferred tax assets, offset by a decrease in the impact of certain tax credits and deductions due to an increase in income before income tax.

Income from Continuing Operations. Income from continuing operations increased $3.8 million, or 30.7%, to $15.9 million in the first twenty-six weeks of fiscal 2011 from $12.1 million in the first twenty-six weeks of fiscal 2010.

Discontinued Operations, net of Income Tax Benefit. Income from discontinued operations, net of income tax expense, increased $1.4 million to $0.3 million in the first twenty-six weeks of fiscal 2011 compared to a $1.1 million loss in the first twenty-six weeks of fiscal 2010. This increase was primarily due to a revision in estimated lease exit costs for a former restaurant in New York, New York.

Net Income Available to Preferred and Common Shareholders. Net income available to preferred and common shareholders increased $4.5 million to $14.7 million in the first twenty-six weeks of fiscal 2011 from $10.2 million in the first twenty-six weeks of fiscal 2010. Net income available to preferred and common shareholders in the first twenty-six weeks of fiscal 2011 included charges for preferred stock dividends of $1.2 million and accretion of preferred stock redemption value of $0.2 million. Net income available to preferred and common shareholders in the first twenty-six weeks of fiscal 2010 included charges for preferred stock dividends of $0.9 million.

Liquidity and Capital Resources

Our principal source of cash during the first twenty-six weeks of fiscal 2011 was net cash provided by operating activities. Principal uses of cash during the first twenty-six weeks of fiscal 2011 included capital expenditures on existing restaurants and the reduction of debt. We expect that our principal use of cash in the future will be for capital expenditures on existing restaurants and to reduce our levels of debt.

As of June 26, 2011, the Company had an aggregate of $40.0 million of outstanding indebtedness under our Amended Credit Agreement at a weighted average interest rate of 4.67% with approximately $85.7 million of borrowings available, net of outstanding letters of credit of approximately $3.9 million.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	26 Weeks Ending
	June 27, 2010	June 26, 2011
	(unaudited)

Net cash provided by (used in):
Operating activities	$16,046	$14,463
Investing activities	(2,318)	(3,885)
Financing activities	(11,547)	(12,242)

Net increase (decrease) in cash and cash equivalents	$2,181	$(1,664)

Net cash provided by operating activities was $14.5 million in the first twenty-six weeks of fiscal 2011, compared to $16.0 million provided in the first twenty-six weeks of fiscal 2010. The decrease in net cash provided by operating activities was primarily due to changes in working capital, offset by an increase in net income.

Net cash used in investing activities was $3.9 million in the first twenty-six weeks of fiscal 2011, compared to $2.3 million used in the first twenty-six weeks of fiscal 2010. This increase was primarily due to an increase in capital expenditures on existing restaurants.

Net cash used in financing activities was $12.2 million in the first twenty-six weeks of fiscal 2011, compared to net cash used in financing activities of $11.5 million in the first twenty-six weeks of fiscal 2010.

Capital expenditures, excluding acquisitions, totaled $3.9 million in the first twenty-six weeks of fiscal 2011, compared to $2.3 million in the first twenty-six weeks of fiscal 2010. Capital expenditures in the first twenty-six weeks of fiscal 2011 resulted from $1.5 million in maintenance capital and $2.4 million in restaurant remodels. We anticipate capital expenditures in fiscal 2011 will total approximately $10.0 million to $12.0 million.

Off-Balance Sheet Arrangements

As of June 26, 2011, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 26, 2010 includes a summary of the critical accounting policies that we believe are the most important to aid in the understanding of our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the first twenty-six weeks of fiscal 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s Amended Credit Agreement, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. As of June 26, 2011, the Company had $40 million of variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the second quarter of fiscal 2011 of approximately $0.1 million.

Foreign Currency Risk

The Company believes that fluctuations in foreign currency exchange rates do not present a material risk to its operations due to the relatively small amount of royalty revenue it receives from outside the United States.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly take into account changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. In fiscal 2011, the Company has not negotiated substantial set pricing arrangements for its beef requirements. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. A hypothetical 10% increase in beef costs would decrease pre-tax earnings for the second quarter of 2011 by approximately $0.9 million.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 26, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 26, 2011 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended June 26, 2011, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 10.1	Terms of Employment/Letter of Understanding and Salary Continuation Agreement, effective as of August 8, 2011, by and between Ruth’s Hospitality Group, Inc. and Arne G. Haak (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed July 29, 2011).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	Interactive Data Files

101.INS**+	XBRL Instance Document

101.SCH**+	XBRL Taxonomy Extension Schema Document

101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**+	XBRL Taxonomy Definition Linkbase Document

101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
+	Submitted electronically with this Quarterly Report

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

Date: August 3, 2011