Form 10-Q
period 2011-09-25
Ruths Hospitality Group, Inc.
filed 2011-11-02
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51485

Ruth’s Hospitality Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-1060618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1030 W. Canton Avenue, Ste. 100, Winter Park, FL	32789
(Address of principal executive offices)	(Zip code)

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2011 was 35,250,752, which includes 1,030,332 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollar amounts in thousands, except share and per share data)

	December 26, 2010	September 25, 2011
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,018	$2,548
Accounts receivable, less allowance for doubtful accounts 2010 – $350; 2011 – $381	11,977	8,605
Inventory	7,521	6,857
Prepaid expenses and other	1,314	1,395
Deferred income taxes	1,672	1,671

Total current assets	27,502	21,076
Property and equipment, net of accumulated depreciation 2010 – $91,383; 2011 – $102,109	105,151	100,050
Goodwill	22,097	22,097
Franchise rights	32,200	32,200
Trademarks	13,718	13,718
Other intangibles, net of accumulated amortization 2010 – $1,522; 2011 – $1,933	7,138	6,575
Deferred income taxes	36,795	38,104
Other assets	4,468	3,857

Total assets	$249,069	$237,677

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,710	$6,903
Accrued payroll	12,115	8,937
Accrued expenses	8,415	6,460
Deferred revenue	28,238	21,163
Other current liabilities	8,385	5,482

Total current liabilities	65,863	48,945
Long-term debt	51,000	39,400
Deferred rent	22,284	23,008
Other liabilities	6,023	5,438

Total liabilities	145,170	116,791

Commitments and contingencies (Note 13)	—	—

Series A 10% Redeemable Convertible Preferred Stock, par value $0.01 per share; 25,000 shares authorized, issued and outstanding, liquidation preference of $25,000 at September 25, 2011	23,538	23,803

Shareholders’ equity (deficit):

Common stock, par value $.01 per share; 100,000,000 shares authorized, 33,981,509 shares issued and outstanding at December 26, 2010 34,148,570 shares issued and outstanding at September 25, 2011	339	342
Additional paid-in capital	198,304	199,958
Accumulated deficit	(118,282)	(103,217)
Treasury stock, at cost; 71,950 shares at December 26, 2010 and September 25, 2011	—	—

Total shareholders’ equity	80,361	97,083

Total liabilities, preferred stock, and shareholders’ equity	$249,069	$237,677

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss) – Unaudited

(dollar amounts in thousands, except share and per share data)

	13 Weeks Ending		39 Weeks Ending
	September 26, 2010	September 25, 2011	September 26, 2010	September 25, 2011
Revenues:
Restaurant sales	$75,685	$77,087	$248,388	$258,198
Franchise income	2,645	2,928	8,358	8,866
Other operating income	282	171	3,226	2,868

Total revenues	78,612	80,186	259,972	269,932
Costs and expenses:
Food and beverage costs	22,658	23,953	73,261	79,396
Restaurant operating expenses	42,286	43,419	132,197	134,770
Marketing and advertising	2,754	1,605	8,108	7,701
General and administrative costs	5,380	5,783	16,304	17,013
Depreciation and amortization expenses	3,839	3,616	11,583	10,976
Pre-opening costs	38	150	384	192
Restructuring benefit	—	—	(1,683)	(502)

Operating income	1,657	1,660	19,818	20,386
Other income (expense):
Interest expense, net	(1,000)	(719)	(3,318)	(2,289)
Other	2	(58)	(142)	(442)

Income from continuing operations before income tax expense	659	883	16,358	17,655
Income tax expense	260	114	3,821	1,145

Income from continuing operations	399	769	12,537	16,510
Loss (income) from discontinued operations, net of income tax benefit (expense)	165	(28)	1,211	(425)

Net income	$234	$797	$11,326	$16,935

Preferred stock dividends	623	623	1,555	1,870
Accretion of preferred stock redemption value	88	89	220	265

Net income (loss) available to preferred and common shareholders	$(477)	$85	$9,551	$14,800

Basic earnings (loss) per common share:
Continuing operations	$(0.01)	$—	$0.27	$0.34
Discontinued operations	—	—	(0.03)	0.01

Basic earnings (loss) per share	$(0.01)	$—	$0.24	$0.35

Diluted earnings (loss) per common share:
Continuing operations	$(0.01)	$—	$0.27	$0.33
Discontinued operations	—	—	(0.03)	0.01

Diluted earnings (loss) per share	$(0.01)	$—	$0.24	$0.34

Shares used in computing net income per common share:
Basic	33,975,061	34,147,353	32,025,538	34,074,330

Diluted	33,975,061	43,338,599	39,380,308	43,239,431

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity (Deficit)

for the Thirty-nine Weeks ended September 25, 2011

Unaudited

(dollar and share amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Shareholders’ Equity (Deficit)
	Shares	Value			Shares	Value
Balance at December 26, 2010	33,981	$339	$198,304	$(118,282)	72	$—	$80,361

Net income	—	—	—	16,935	—	—	16,935
Preferred stock dividends	—	—	—	(1,870)	—	—	(1,870)
Accretion of preferred stock redemption value	—	—	(265)	—	—	—	(265)
Shares issued under stock compensation plan including tax effects	168	3	40	—	—	—	43
Stock-based compensation	—	—	1,879	—	—	—	1,879

Balance at September 25, 2011	34,149	$342	$199,958	$(103,217)	72	$—	$97,083

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

(dollar amounts in thousands)

	39 Weeks Ending
	September 26, 2010	September 25, 2011
Cash flows from operating activities:
Net income	$11,326	$16,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,583	10,976
Deferred income taxes	385	(1,308)
Non-cash interest expense	582	576
Amortization of below market lease	148	194
Restructuring benefit	(1,683)	(502)
Stock-based compensation expense	1,511	1,879

Changes in operating assets and liabilities:
Accounts receivable	657	3,372
Inventories	667	664
Prepaid expenses and other	(70)	(81)
Other assets	110	209
Accounts payable and accrued expenses	2,451	(7,228)
Deferred revenue	(9,123)	(7,075)
Deferred rent	1,754	724
Other liabilities	(296)	(2,255)

Net cash provided by operating activities	20,002	17,080

Cash flows from investing activities:
Acquisition of property and equipment	(4,430)	(6,122)

Net cash used in investing activities	(4,430)	(6,122)

Cash flows from financing activities:
Principal repayments on long-term debt	(58,500)	(11,600)
Proceeds from issuance of common stock	25,369	—
Proceeds from the issuance of Series A 10% redeemable convertible preferred stock	25,000	—
Income tax benefits credited to equity upon exercise of stock options	68	1
Proceeds from exercise of stock options	57	41
Dividend payments	(952)	(1,870)
Equity offering costs	(3,820)	—
Deferred financing costs	(1,389)	—

Net cash used in financing activities	(14,167)	(13,428)

Net increase (decrease) in cash and cash equivalents	1,405	(2,470)

Cash and cash equivalents at beginning of period	1,681	5,018

Cash and cash equivalents at end of period	$3,086	$2,548

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$3,562	$1,759
Income taxes	$997	2,283

Noncash investing and financing activities:
Excess accrual-based acquisition of property and equipment	$34	$(443)
Preferred stock dividends accrued	$603	$596

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(dollar amounts in thousands, except share and per share data)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (together, the “Company”) as of September 25, 2011, and December 26, 2010, and for the quarters and thirty-nine weeks ended September 25, 2011 and September 26, 2010, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the fiscal quarters ended September 25, 2011 and September 26, 2010 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2010.

The Company operates on a 52 or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended September 25, 2011 and September 26, 2010 each contained 13 weeks and are referred to herein as the third quarter of fiscal 2011 and the third quarter of fiscal 2010, respectively.

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

Reclassifications

The operating results of certain closed locations (see Note 12) have been reclassified to the discontinued operations line of the condensed consolidated statements of income. These reclassifications had no effect on previously reported net income.

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

(3) Fair Value Measurements

The carrying amount of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are a reasonable estimate of their fair values due to their short duration. Borrowings classified as long-term debt as of September 25, 2011 have variable interest rates that approximate currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

During the third quarter of fiscal 2011, the Company had no assets or liabilities measured on a recurring or nonrecurring basis subject to the disclosure requirements of “Fair Value Measurements and Disclosures,” FASB Accounting Standards Codification Topic 820.

(4) Long-term Debt

Long-term debt consists of the following:

	December 26, 2010	September 25, 2011
Senior Credit Facility:
Revolving credit facility	$51,000	$39,400
Less current maturities	—	—

	$51,000	$39,400

On February 12, 2010, the Company entered into a Second Amendment to the First Amended and Restated Credit Agreement (“Amended Credit Agreement”). The amendment to the credit agreement reduced the revolving loan commitment to $129.6 million as of the end of the third fiscal quarter of 2011, extended the scheduled maturity of the credit agreement by two years, to February 2015, and provided the Company with a less restrictive set of covenants. Specifically, the amendment provided for no financial covenant testing until the end of fiscal year 2010, provided less restrictive leverage and coverage covenants thereafter, and permanently eliminated the minimum EBITDA covenant. The amendment provided for higher interest rates under the credit agreement, with interest rates based on the Company’s actual leverage ratio, ranging from 3.25% to 5.00% above the applicable LIBOR rate or, at the Company’s option, from 2.00% to 3.75% above the applicable base rate.

As of September 25, 2011, the Company had an aggregate of $39.4 million of outstanding indebtedness under its Amended Credit Agreement at a weighted average interest rate of 4.67% with approximately $86.3 million of borrowings available, net of outstanding letters of credit of approximately $3.9 million. The Company is required to maintain certain financial covenants and is also subject to several restrictive covenants under its borrowings. The restrictive covenants include, but are not limited to, covenants that, subject to exceptions: (1) prohibit the Company and its subsidiaries from incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibit the Company and its subsidiaries from creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limit the Company’s ability and its subsidiaries’ ability to enter into joint ventures, acquisitions, and other investments; (4) prohibit the Company and its subsidiaries from directly or indirectly creating or becoming liable with respect to any contingent liabilities; and (5) restrict the Company and its subsidiaries from directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Company’s obligations under the Amended Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. As of September 25, 2011, the Company was in compliance with the covenants under the Amended Credit Agreement.

(5) Redeemable Convertible Preferred Stock

In the first quarter of 2010, the Company issued 25,000 shares of Preferred Stock in a private placement transaction (see Note 2). The Preferred Stock is classified on the accompanying balance sheets as temporary shareholders’ equity as of September 25, 2011, since the shares have certain conditions that allow the holder to redeem the Preferred Stock for cash, and redemption is not solely within the control of the Company.

Each share of the Preferred Stock has an initial liquidation preference of $1,000. The holders of the Preferred Stock are entitled to quarterly dividends accruing at a 10% annual rate payable on the following dates: January 1, April 1, July 1 and October 1. Any unpaid dividends are added to the liquidation preference and compound on the subsequent dividend payment dates. The Company’s Amended Credit Agreement limits the amount of dividends the Company may pay annually to $1.0 million. The Company received a waiver of the annual $1.0 million dividend limit required under the Amended Credit Agreement for purposes of paying the dividend due on July 1, 2011 and October 1, 2011. A Preferred Stock dividend of $0.6 million was paid or accrued during the third quarters of fiscal 2010 and 2011 as a reduction of net income available to preferred and common shareholders.

The Preferred Stock is convertible, under certain circumstances, into the number of shares of the Company’s common stock equal to the quotient of the liquidation preference, including accrued dividends, divided by the conversion price. The conversion price was initially set at $2.90 per share, and is subject to change based on certain customary anti-dilution provisions. Using the liquidation preference of $25.0 million as of September 25, 2011, a conversion of Preferred Stock into the Company’s common stock would result in the issuance of 8,620,690 additional common shares. The Preferred Stock is convertible at any time, at the option of the holders. The Company has the option to force the conversion of the Preferred Stock, in whole or in part, after February 12, 2012 if the closing price of the Company’s common stock equals or exceeds 225% of the then applicable conversion price for a period of 20 trading days over any 30 consecutive trading day period.

At the option of the Company, the Preferred Stock may be redeemed on or after February 12, 2015 without regard to the Company’s stock price. The Company shall not be permitted to redeem less than all of the outstanding shares of the Preferred Stock if such partial redemption would result in the holder holding more than 0% and less than 5% of the Company’s voting securities. At the option of the holders, the Preferred Stock may be redeemed on or after February 12, 2017. The redemption price per share will equal the liquidation preference, including any accrued dividends. In accordance with FASB Accounting Standards Codification Topic 480-10-S99, the Company will accrete the carrying value of Preferred Stock to its redemption value of $25.0 million from the date of issuance to the earliest redemption date, February 12, 2015. During the third quarter of fiscal 2011, the Preferred Stock carrying value increased $0.1 million for the accretion of the redemption value.

(6) Stock-Based Employee Compensation

Under the 2000 Stock Option Plan, there are 46,601 shares of common stock issuable upon exercise of currently outstanding options at September 25, 2011. No future grants are able to be made under the 2000 Stock Option Plan. Under the 2005 Equity Incentive Plan, as amended, there are 2,720,470 shares of common stock issuable upon exercise of currently outstanding options and restricted stock awards at September 25, 2011, and 524,964 shares available for future grants. Total stock compensation expense recognized for the thirteen weeks ended September 26, 2010 and September 25, 2011 was $0.7 million and $0.7 million, respectively. Total stock compensation expense recognized for the thirty-nine weeks ended September 26, 2010 and September 25, 2011 was $1.5 million and $1.9 million, respectively.

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

Diluted earnings per share for the thirteen weeks ended September 26, 2010 and September 25, 2011 excludes stock options and restricted shares of 2,586,811 and 1,028,777, respectively, which were outstanding during the period but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for the thirteen weeks ended September 26, 2010 and September 25, 2011 were $5.40 and $9.67 per share, respectively.

Diluted earnings per share for the thirty-nine weeks ended September 26, 2010 and September 25, 2011 excludes stock options and restricted shares of 2,163,928 and 1,006,083, respectively, which were outstanding during the period but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for the thirty-nine weeks ended September 26, 2010 and September 25, 2011 were $6.29 and $9.99 per share, respectively.

The following table sets forth the computation of basic earnings per common share:

	13 Weeks Ending		39 Weeks Ending
	September 26, 2010	September 25, 2011	September 26, 2010	September 25, 2011
Income from continuing operations	$399	$769	$12,537	$16,510
Loss (income) from discontinued operations, net of income tax benefit (expense)	165	(28)	1,211	(425)

Net income	$234	$797	$11,326	$16,935
Preferred stock dividends	623	623	1,555	1,870
Accretion of preferred stock redemption value	88	89	220	265

Undistributed net income (loss)	$(477)	$85	$9,551	$14,800
Undistributed net income allocated to preferred shareholders	—	17	1,741	2,988

Net income (loss) available to common shareholders	$(477)	$68	$7,810	$11,812

Shares:
Weighted average number of common shares outstanding – basic	33,975,061	34,147,353	32,025,538	34,074,330

Basic earnings (loss) per common share:
Continuing operations	$(0.01)	$—	$0.27	$0.34
Discontinued operations	—	—	(0.03)	0.01

Basic earnings (loss) per common share	$(0.01)	$—	$0.24	$0.35

The following table sets forth the computation of diluted earnings per share:

	13 Weeks Ending		39 Weeks Ending
	September 26, 2010	September 25, 2011	September 26, 2010	September 25, 2011
Income from continuing operations	$399	$769	$12,537	$16,510
Loss (income) from discontinued operations, net of income tax benefit (expense)	165	(28)	1,211	(425)

Net income	$234	$797	$11,326	$16,935
Preferred stock dividends	623	623	1,555	1,870
Accretion of preferred stock redemption value	88	89	220	265

Net income (loss) available to preferred and common shareholders	$(477)	$85	$9,551	$14,800

Shares:
Weighted average number of common shares outstanding – basic	33,975,061	34,147,353	32,025,538	34,074,330
Dilutive shares	—	570,556	218,228	544,411
Dilutive convertible preferred stock	—	8,620,690	7,136,542	8,620,690

Weighted-average number of common shares outstanding – diluted	33,975,061	43,338,599	39,380,308	43,239,431

Diluted earnings (loss) per common share:
Continuing operations	$(0.01)	$—	$0.27	$0.33
Discontinued operations	—	—	(0.03)	0.01

Diluted earnings (loss) per common share	$(0.01)	$—	$0.24	$0.34

(8) Franchise Income

The Company currently has 68 Ruth’s Chris Steak House franchise locations, including 14 international locations. During the third quarter of fiscal 2011, the Company opened one franchise location in Grand Rapids, Michigan. Franchise income includes opening and development fees and income generated from existing franchise locations. The Company records franchise income separately in the condensed consolidated statements of income.

	13 Weeks Ending		39 Weeks Ending
	September 26, 2010	September 25, 2011	September 26, 2010	September 25, 2011
Franchise activity during the period:
Opened	0	1	1	1
Closed	0	0	0	0
Franchise income:
Income from existing franchise locations	$2,645	$2,778	$8,238	$8,716
Opening and development fee income	—	150	120	150

Total franchise income:	$2,645	$2,928	$8,358	$8,866

(9) Marketing and Advertising

Marketing and advertising expenses for the quarter and thirty-nine weeks ended September 26, 2010 were $2.8 million and $8.1 million, respectively. Included in the total marketing and advertising expenses for the quarter and thirty-nine weeks ended September 26, 2010 were advertising expenses of approximately $2.0 million and $5.6 million, respectively. Marketing and advertising expenses for the quarter and thirty-nine weeks ended September 25, 2011 were $1.6 million and $7.7 million, respectively. Included in the total marketing and advertising expenses for the quarter and thirty-nine weeks ended September 25, 2011 were advertising expenses of approximately $1.0 million and $5.0 million, respectively. All advertising expenses are expensed as incurred.

(10) Restructuring

The details of the restructuring charges are as follows:

	One-time termination benefits	Lease obligations	Total restructuring
Accrued restructuring as of December 26, 2010	$—	$1,202	$1,202
Payments	—	(700)	(700)
Adjustments	—	(502)	(502)

Accrued restructuring as of September 25, 2011	$—	$—	$—

The Company had accrued lease exit costs related to locations for which a lease was signed and the Company subsequently decided not to open a restaurant. The Company recorded a $1.2 million reduction in accrued restructuring costs for two leases in Scottsdale, Arizona during the thirty-nine weeks ended September 25, 2011. The reduction in the liability was due to a $0.5 million change in the estimated lease exit costs, and payments of $0.7 million from a state court judgment and related legal costs. The accrued restructuring liability is included in other current liabilities on the accompanying condensed consolidated balance sheets.

(11) Income Taxes

The effective income tax rate from continuing operations, exclusive of discrete items, for the quarter and thirty-nine weeks ended September 25, 2011 was 20.2% and 29.7%, respectively, compared to an effective income tax rate from continuing operations, exclusive of discrete items, of 56.2% and 28.6% for the quarter and thirty-nine weeks ended September 26, 2010. The increase in the estimated annual effective tax rate is primarily attributable to the decrease in the impact of certain tax credits and deductions due to an increase in income before income tax. Income tax expense for the thirty-nine weeks ended September 25, 2011 included a $4.0 million income tax benefit for a reduction of the valuation allowance on certain state deferred tax assets. Income tax expense for the thirty-nine weeks ended September 26, 2010 included a $0.7 million income tax benefit for the correction of an immaterial error related to certain prior year tax credits.

The Company accounts for unrecognized tax benefits in accordance with the provisions of “Income Taxes,” FASB Accounting Standards Codification Topic 740. As of December 26, 2010 and September 25, 2011, the Company’s gross unrecognized tax benefits totaled approximately $0.9 million, of which $0.6 million, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the Company’s unrecognized tax benefits within the next 12 months. The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 26, 2010 and September 25, 2011, the Company had accrued approximately $0.2 million for the payment of interest, which is included as a component of the unrecognized tax benefit noted above.

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for years before 2007 and is no longer subject to state and local income tax examinations by tax authorities for years before 2005.

(12) Discontinued Operations

During the third quarter of fiscal 2007, the Company was notified that the replacement tenant in the Manhattan-UN, New York location was placed in default by the landlord and as a result, the Company resumed lease payments with respect to this property during the third quarter of fiscal 2008. Payments will range from $0.1 million to $0.2 million in the aggregate per fiscal quarter through September 2016. The Company entered into a sublease agreement in April 2011, in order to recover some of the amounts due under the remaining lease term. As of September 25, 2011, the Company maintained a contingent lease liability of $1.2 million related to this property. The Company accounted for the exit costs in accordance with the provisions of “Exit or Disposal Cost Obligations,” FASB Accounting Standards Codification Topic 420, which requires that such costs be expensed in the periods whereby such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying condensed consolidated statements of income.

In June 2011, the Company closed the Ruth’s Chris Steak House located in Santa Barbara, California. As the closing of this restaurant coincided with the termination of the lease agreement, the Company did not incur significant expenses related to this location. The results of operations with respect to this location are included in discontinued operations in the accompanying condensed consolidated statements of income.

In October 2011, the Company closed the Mitchell’s Fish Market located in Glenview, Illinois. As the closing of this restaurant coincided with the termination of the lease agreement, the Company does not expect to incur significant expenses related to this location in the future. The results of operations with respect to this location are included in discontinued operations in the accompanying condensed consolidated statements of income.

The Company accounts for its closed restaurants in accordance with the provisions of “Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets,” FASB Accounting Standards Codification Topic 360-10. Therefore, when a restaurant is closed, and the restaurant is either held for sale or abandoned, the restaurant’s operations are eliminated from the ongoing operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, are reclassified. Discontinued operations for the thirty-nine weeks ended September 26, 2010 included a $1.1 million charge for a change in estimate of lease exit costs related to the Manhattan-UN, New York lease. Discontinued operations for the thirty-nine weeks ended September 25, 2011 included a $0.4 million benefit for a change in estimate of lease exit costs related to the Manhattan-UN, New York lease.

Discontinued operations consist of the following:

	13 Weeks Ending		39 Weeks Ending
	September 26, 2010	September 25, 2011	September 26, 2010	September 25, 2011
Revenues	$1,230	$605	$3,536	$2,961

Loss (income) before income tax	$252	(125)	$1,837	(658)
Loss (income) on discontinued operations, net of income tax benefit (expense)	$165	(28)	$1,211	(425)

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; general economic conditions in the United States and globally; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to the Company’s employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; the Company’s ability to protect the Company’s name and logo and other proprietary information; the impact of litigation; the restrictions imposed by the Company’s Amended Credit Agreement and the portion of voting power controlled by one principal stockholder. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2010 filed by us, as well as the Company’s other filings with the SEC, all of which are available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us”, or “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries. Ruth’s Hospitality Group, Inc. is a Delaware corporation formerly known as Ruth’s Chris Steak House, Inc., and was founded in 1965.

Overview

We are a leading restaurant company focused on the upscale dining segment. As of September 25, 2011, there were 131 Ruth’s Chris Steak House restaurants, of which 63 were company-owned and 68 were franchisee-owned, including 14 international franchisee-owned restaurants in Aruba, Mexico, Hong Kong, Taiwan, Japan, Canada and the United Arab Emirates.

As of September 25, 2011, there were 20 company-owned Mitchell’s Fish Market locations operating under the names of Mitchell’s Fish Market and Columbus Fish Market, and three Cameron’s Steakhouses operating under the names of Cameron’s Steakhouse and Mitchell’s Steakhouse.

The following table summarizes the changes in the number of Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse company-operated and franchised restaurants during the thirteen and thirty-nine weeks ending September 25, 2011:

	13 Weeks Ending September 25, 2011			39 Weeks Ending September 25, 2011
Ruth’s Chris Steak House	Company	Franchised	Total	Company	Franchised	Total
Beginning of period	63	67	130	64	67	131
New	—	1	1	—	1	1
Closed	—	—	—	1	—	1

End of period	63	68	131	63	68	131

% of total	48%	52%	100%	48%	52%	100%

Mitchell’s Fish Market	Company	Franchised	Total	Company	Franchised	Total
Beginning of period	20	—	20	20	—	20
New	—	—	—	—	—	—
Closed	—	—	—	—	—	—

End of period*	20	—	20	20	—	20

% of total	100%	0%	100%	100%	0%	100%

Cameron’s Steakhouse	Company	Franchised	Total	Company	Franchised	Total
Beginning of period	3	—	3	3	—	3
New	—	—	—	—	—	—
Closed	—	—	—	—	—	—

End of period	3	—	3	3	—	3

	100%	0%	100%	100%	0%	100%
Consolidated

Total system	86	68	154	86	68	154

% of total	56%	44%	100%	56%	44%	100%

*	In October 2011, the Company closed the Mitchell’s Fish Market located in Glenview, Illinois.

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

	13 Weeks Ending		39 Weeks Ending
	September 26, 2010	September 25, 2011	September 26, 2010	September 25, 2011
Revenues:
Restaurant sales	96.3%	96.1%	95.5%	95.6%
Franchise income	3.4%	3.7%	3.2%	3.3%
Other operating income	0.3%	0.2%	1.3%	1.1%

Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	29.9%	31.1%	29.5%	30.8%
Restaurant operating expenses (percentage of restaurant sales)	55.9%	56.3%	53.2%	52.2%
Marketing and advertising	3.5%	2.0%	3.1%	2.9%
General and administrative costs	6.8%	7.2%	6.3%	6.3%
Depreciation and amortization expenses	4.9%	4.5%	4.5%	4.1%
Pre-opening costs	—	0.2%	0.1%	0.1%
Restructuring benefit	—	—	(0.6%)	(0.2%)

Operating income	2.1%	2.1%	7.6%	7.6%
Other income (expense):
Interest expense, net	(1.3%)	(0.9%)	(1.3%)	(0.8%)
Other	—	(0.1%)	(0.1%)	(0.2%)

Income from continuing operations before income tax expense	0.8%	1.1%	6.2%	6.6%

Income tax expense	0.3%	0.1%	1.5%	0.4%

Income from continuing operations	0.5%	1.0%	4.7%	6.2%
Loss (income) from discontinued operations, net of income tax benefit (expense)	0.2%	—	0.5%	(0.2%)

Net income	0.3%	1.0%	4.2%	6.4%

Preferred stock dividends	0.8%	0.8%	0.6%	0.7%
Accretion of preferred stock redemption value	0.1%	0.1%	0.1%	0.1%

Net income (loss) available to preferred and common shareholders	(0.6%)	0.1%	3.5%	5.6%

Third quarter ended September 25, 2011 (13 weeks) compared to third quarter ended September 26, 2010 (13 weeks)

Restaurant Sales. Restaurant sales increased $1.4 million, or 1.9%, to $77.1 million in the third quarter of fiscal 2011 from $75.7 million in the third quarter of fiscal 2010. Company-owned comparable restaurant sales for Ruth’s Chris Steak House increased 2.6%. This increase was primarily due to an entrée increase of 1.2% and an increase in average check of 1.4%. Company-owned comparable restaurant sales for Mitchell’s Fish Market decreased 0.7%, which consisted of an entrée decrease of 2.4% offset by an increase in average check of 1.8%.

Franchise Income. Franchise income increased $0.3 million, or 10.7%, to $2.9 million in the third quarter of fiscal 2011 from $2.6 million in the third quarter of fiscal 2010. The increase was driven primarily by an increase in comparable franchise-owned restaurant sales of 6.1%

Other Operating Income. Other operating income decreased $0.1 million, or 39.7%, to $0.2 million in the third quarter of fiscal 2011 from $0.3 million in the third quarter of fiscal 2010.

Food and Beverage Costs. Food and beverage costs increased $1.3 million, or 5.7%, to $24.0 million in the third quarter of fiscal 2011 from $22.7 million in the third quarter of fiscal 2010. As a percentage of restaurant sales, food and beverage costs increased to 31.1% in the third quarter of fiscal 2011 from 29.9% in the third quarter of fiscal 2010. This increase in food and beverage costs as a percentage of restaurant sales was primarily due to unfavorable beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.1 million, or 2.7%, to $43.4 million in the third quarter of fiscal 2011 from $42.3 million in the third quarter of fiscal 2010. Restaurant operating expenses, as a percentage of restaurant sales, increased to 56.3% in the third quarter of fiscal 2011 from 55.9% in the third quarter of fiscal 2010 primarily due to higher group insurance costs.

Marketing and Advertising. Marketing and advertising expenses decreased $1.2 million, or 41.7%, to $1.6 million in the third quarter of fiscal 2011 from $2.8 million in the third quarter of fiscal 2010. As a percentage of total revenues, marketing and advertising decreased to 2.0% in the third quarter of fiscal 2011 from 3.5% in the third quarter of fiscal 2010. This decrease in marketing and advertising expenses was primarily due to a change in the timing of media campaigns to the fourth quarter of fiscal 2011.

General and Administrative. General and administrative costs increased $0.4 million, or 7.5%, to $5.8 million in the third quarter of fiscal 2011 from $5.4 million in the third quarter of fiscal 2010. General and administrative costs as a percentage of total revenues increased to 7.2% in the third quarter of fiscal 2011 from 6.8% in the third quarter of fiscal 2010.

Depreciation and Amortization. Depreciation and amortization expense costs decreased $0.2 million, or 5.8%, to $3.6 million in the third quarter of fiscal 2011 from $3.8 million in the third quarter of fiscal 2010. The decrease was due primarily to certain assets becoming fully depreciated in 2010.

Pre-Opening Costs. Pre-opening costs increased to $0.2 million in the third quarter of fiscal 2011 from $0.0 million in the third quarter of fiscal 2010. The pre-opening costs in 2011 were from the relocation of a Ruth’s Chris Steak House in Portland, Oregon.

Interest Expense. Interest expense decreased $0.3 million, or 28.1%, to $0.7 million in the third quarter of fiscal 2011 from $1.0 million in the third quarter of fiscal 2010. The decrease in interest expense was primarily due to a decrease in our borrowings under our Amended Credit Agreement.

Income Tax Expense. Income tax expense decreased $0.2 million, or 56.2%, to a $0.1 million expense in the third quarter of fiscal 2011 from a $0.3 million expense in the third quarter of fiscal 2010.

Income from Continuing Operations. Income from continuing operations increased $0.4 million to $0.8 million in the third quarter of fiscal 2011 from $0.4 million in the third quarter of fiscal 2010.

Discontinued Operations, net of Income Tax Benefit. Losses from discontinued operations, net of income tax benefit, was $0.0 million in the third quarter of fiscal 2011 compared to $0.2 million in the third quarter of fiscal 2010.

Net Income Available to Preferred and Common Shareholders. Net income available to preferred and common shareholders increased $0.6 million to $0.1 million in the third quarter of fiscal 2011 from a $0.5 million loss in the third quarter of fiscal 2010. Net income available to preferred and common shareholders in the third quarter of fiscal 2011 and fiscal 2010 included charges for preferred stock dividends of $0.6 million and accretion of preferred stock redemption value of $0.1 million.

Thirty-nine weeks ended September 25, 2011 compared to thirty-nine weeks ended September 26, 2010

Restaurant Sales. Restaurant sales increased $9.8 million, or 3.9%, to $258.2 million in the first thirty-nine weeks of fiscal 2011 from $248.4 million in the first thirty-nine weeks of fiscal 2010. Company-owned comparable restaurant sales for Ruth’s Chris Steak House increased 4.6%. This increase was primarily due to an entrée increase of 2.9% and an increase in average check of 1.7%. Company-owned comparable restaurant sales for Mitchell’s Fish Market decreased 1.5%. This decrease was primarily due to an entrée decrease of 4.1% offset by an increase in average check of 2.7%.

Franchise Income. Franchise income increased $0.5 million, or 6.1%, to $8.9 million in the first thirty-nine weeks of fiscal 2011 from $8.4 million in the first thirty-nine weeks of fiscal 2010. The increase was driven primarily by an increase in comparable franchise-owned restaurant sales of 7.6%

Other Operating Income. Other operating income decreased $0.3 million, or 11.1%, to $2.9 million in the first thirty-nine weeks of fiscal 2011 from $3.2 million in the first thirty-nine weeks of fiscal 2010.

Food and Beverage Costs. Food and beverage costs increased $6.1 million, or 8.4%, to $79.4 million in the first thirty-nine weeks of fiscal 2011 from $73.3 million in the first thirty-nine weeks of fiscal 2010. As a percentage of restaurant sales, food and beverage costs increased to 30.8% in the first thirty-nine weeks of fiscal 2011 from 29.5% in the first thirty-nine weeks of fiscal 2010. This increase in food and beverage costs as a percentage of restaurant sales is primarily due to unfavorable beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $2.6 million, or 1.9%, to $134.8 million in the first thirty-nine weeks of fiscal 2011 from $132.2 million in the first thirty-nine weeks of fiscal 2010. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 52.2% in the first thirty-nine weeks of fiscal 2011 from 53.2% in the first thirty-nine weeks of fiscal 2010 due to leveraging higher comparable restaurant sales.

Marketing and Advertising. Marketing and advertising expenses decreased $0.4 million, or 5.0%, to $7.7 million in the first thirty-nine weeks of fiscal 2011 from $8.1 million in the first thirty-nine weeks of fiscal 2010. As a percentage of total revenues, marketing and advertising decreased to 2.9% in the first thirty-nine weeks of fiscal 2011 from 3.1% in the first thirty-nine weeks of fiscal 2010.

General and Administrative. General and administrative costs increased $0.7 million, or 4.3%, to $17.0 million in the first thirty-nine weeks of fiscal 2011 from $16.3 million in the first thirty-nine weeks of fiscal 2010. General and administrative costs as a percentage of total revenues remained relatively flat at 6.3%.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.6 million, or 5.2%, to $11.0 million in the first thirty-nine weeks of fiscal 2011 from $11.6 million in the first thirty-nine weeks of fiscal 2010. The decrease was due primarily to certain assets becoming fully depreciated in 2010.

Pre-opening Costs. Pre-opening costs decreased to $0.2 million in the first thirty-nine weeks of fiscal 2011 from $0.4 million in the first thirty-nine weeks of fiscal 2010. The pre-opening costs in 2011 were from the relocation of a Ruth’s Chris Steak House in Portland, Oregon. The pre-opening costs in 2010 were from the opening of a Mitchell’s Fish Market in Winter Park, Florida.

Restructuring Benefit. Restructuring benefit decreased to $0.5 million in the first thirty-nine weeks of fiscal 2011 from $1.7 million in the first thirty-nine weeks of fiscal 2010. The $0.5 million restructuring benefit in 2011 was due to a change in the estimated lease exit costs for two leases in Scottsdale, Arizona. The $1.7 million restructuring benefit in the first thirty-nine weeks of fiscal 2010 was due to a release from liability by a developer where lease exit costs were previously recognized and the correction of an immaterial prior year error in estimating lease exit costs.

Interest Expense. Interest expense decreased $1.0 million, or 31.0%, to $2.3 million in the first thirty-nine weeks of fiscal 2011 from $3.3 million in the first thirty-nine weeks of fiscal 2010. The decrease in expense was primarily due to a decrease in our borrowings under the Amended Credit Agreement.

Income Tax Expense. Income tax expense decreased $2.7 million, or 70.0%, to $1.1 million in the first thirty-nine weeks of fiscal 2011 from $3.8 million in the first thirty-nine weeks of fiscal 2010. The decrease is primarily due to a $4.0 million income tax benefit recognized in 2011 for a reduction of the valuation allowance on certain state deferred tax assets, offset by a decrease in the impact of certain tax credits and deductions due to an increase in income before income tax.

Income from Continuing Operations. Income from continuing operations increased $4.0 million, or 31.7%, to $16.5 million in the first thirty-nine weeks of fiscal 2011 from $12.5 million in the first thirty-nine weeks of fiscal 2010.

Discontinued Operations, net of Income Tax Benefit. Income from discontinued operations, net of income tax expense, increased $1.6 million to $0.4 million in the first thirty-nine weeks of fiscal 2011 compared to a $1.2 million loss in the first thirty-nine weeks of fiscal 2010. This increase was primarily due to a revision in estimated lease exit costs for a former restaurant in New York, New York. A $1.1 million charge for a change in estimate of lease exit costs was recognized in the thirty-nine weeks ended September 26, 2010. A $0.4 million benefit for a change in estimate of lease exit costs was recognized in the thirty-nine weeks ended September 25, 2011.

Net Income Available to Preferred and Common Shareholders. Net income available to preferred and common shareholders increased $5.2 million to $14.8 million in the first thirty-nine weeks of fiscal 2011 from $9.6 million in the first thirty-nine weeks of fiscal 2010. Net income available to preferred and common shareholders in the first thirty-nine weeks of fiscal 2011 included charges for preferred stock dividends of $1.9 million and accretion of preferred stock redemption value of $0.3 million. Net income available to preferred and common shareholders in the first thirty-nine weeks of fiscal 2010 included charges for preferred stock dividends of $1.6 million and accretion of preferred stock redemption value of $0.2 million.

Liquidity and Capital Resources

Our principal source of cash during the first thirty-nine weeks of fiscal 2011 was net cash provided by operating activities. Principal uses of cash during the first thirty-nine weeks of fiscal 2011 included capital expenditures on existing restaurants and the reduction of debt. We expect that our principal use of cash in the future will be for capital expenditures on existing restaurants and to reduce our levels of debt.

As of September 25, 2011, the Company had an aggregate of $39.4 million of outstanding indebtedness under our Amended Credit Agreement at a weighted average interest rate of 4.67% with approximately $86.3 million of borrowings available, net of outstanding letters of credit of approximately $3.9 million.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	39 Weeks Ending
	September 26, 2010	September 25, 2011
	(unaudited)
Net cash provided by (used in):
Operating activities	$20,002	$17,080
Investing activities	(4,430)	(6,122)
Financing activities	(14,167)	(13,428)

Net increase (decrease) in cash and cash equivalents	$1,405	$(2,470)

Net cash provided by operating activities was $17.1 million in the first thirty-nine weeks of fiscal 2011, compared to $20.0 million provided in the first thirty-nine weeks of fiscal 2010. The decrease in net cash provided by operating activities was primarily due to changes in working capital, offset by an increase in net income.

Net cash used in investing activities was $6.1 million in the first thirty-nine weeks of fiscal 2011, compared to $4.4 million used in the first thirty-nine weeks of fiscal 2010. This increase was primarily due to an increase in capital expenditures on existing restaurants and the relocation of a Ruth’s Chris Steak House in Portland, Oregon.

Net cash used in financing activities was $13.4 million in the first thirty-nine weeks of fiscal 2011, compared to net cash used in financing activities of $14.2 million in the first thirty-nine weeks of fiscal 2010.

Capital expenditures totaled $6.1 million in the first thirty-nine weeks of fiscal 2011, compared to $4.4 million in the first thirty-nine weeks of fiscal 2010. Capital expenditures in the first thirty-nine weeks of fiscal 2011 resulted from $2.0 million in maintenance capital and $4.1 million in restaurant remodels and relocations. We anticipate capital expenditures in fiscal 2011 will total approximately $8.0 million to $10.0 million.

Off-Balance Sheet Arrangements

As of September 25, 2011, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 26, 2010 includes a summary of the critical accounting policies that we believe are the most important to aid in the understanding of our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the first thirty-nine weeks of fiscal 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s Amended Credit Agreement, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. As of September 25, 2011, the Company had $39.4 million of variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the third quarter of fiscal 2011 of approximately $0.1 million.

Foreign Currency Risk

The Company believes that fluctuations in foreign currency exchange rates do not present a material risk to its operations due to the relatively small amount of royalty revenue it receives from outside the United States.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly take into account changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. In fiscal 2011, the Company has not negotiated substantial set pricing arrangements for its beef requirements. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. A hypothetical 10% increase in beef costs would decrease pre-tax earnings for the third quarter of 2011 by approximately $0.8 million.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 25, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 25, 2011 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended September 25, 2011, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	Interactive Data Files

101.INS**+	XBRL Instance Document

101.SCH**+	XBRL Taxonomy Extension Schema Document

101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**+	XBRL Taxonomy Definition Linkbase Document

101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
+	Submitted electronically with this Quarterly Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUTH’S HOSPITALITY GROUP, INC.

By:	/s/ MICHAEL P. O’DONNELL
Michael P. O’Donnell
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ARNE G. HAAK
Arne G. Haak
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 2, 2011