Form 10-K
period 2011-12-25
Ruths Hospitality Group, Inc.
filed 2012-03-02
CIK 1324272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 25, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 000-51485

RUTH’S HOSPITALITY GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	72-1060618
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1030 W. Canton Avenue, Suite 100 Winter Park, Florida	32789
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (407) 333-7440

Securities Registered Pursuant to Section 12(b) of the Act: Common stock, par value $0.01 per share (Title of class)	The NASDAQ Stock Market LLC (Name of exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 26, 2011, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates was approximately $185,311,163.

The number of shares outstanding of the registrant’s common stock as of March 1, 2012 was 35,229,251, which includes 969,332 unvested restricted stock shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on or around May 17, 2012, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the materials incorporated by reference herein contain “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; the Company’s ability to protect its name and logo and other proprietary information; the impact of litigation; and the restrictions imposed by the Company’s credit agreement. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, please see Item 1A. “Risk Factors” in this Annual Report on Form 10-K as well as the Company’s other filings with the Securities and Exchange Commission (the “SEC”), all of which are available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Annual Report on Form 10-K to reflect events or circumstances after the date hereof. Stockholders and other security holders or buyers of the Company’s securities or its other creditors should not assume that material events subsequent to the date of this report have not occurred.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s Chris,” “we,” “us” or “our” or similar words are to Ruth’s Hospitality Group, Inc., and its wholly owned subsidiaries.

PART I

Item 1.	BUSINESS

Introduction

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. The Company owns the Ruth’s Chris Steak House, Mitchell’s Fish Market, Columbus Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse concepts. As of December 25, 2011, there were 131 Ruth’s Chris Steak House restaurants, of which 63 were Company-owned and 68 were franchisee-owned, including fourteen international franchisee-owned restaurants in Aruba, Canada, China (Hong Kong), Mexico, Japan, Taiwan, and the United Arab Emirates. The Company also operates 19 Mitchell’s Fish Markets and three Cameron’s Steakhouse restaurants, located primarily in the mid-west and Florida.

We have a 52/53 week fiscal year ending the last Sunday in December. Our 2011 fiscal year ended December 25, 2011, our 2010 fiscal year ended December 26, 2010, and our 2009 fiscal year ended December 27, 2009. Fiscal years 2011, 2010 and 2009 each had 52 weeks.

The following description of our business should be read in conjunction with the information in our Management’s Discussion and Analysis of Results of Operations of Financial Condition in Item 7 of this Form 10-K and our consolidated financial statements located elsewhere in this Form 10-K.

Background

The Company was founded in 1965 when Ruth Fertel mortgaged her home for $22 thousand to purchase the “Chris Steak House,” a 60-seat restaurant located near the New Orleans Fair Grounds racetrack. After a fire destroyed the original restaurant, Ruth relocated her restaurant to a new 160-seat facility nearby. As the terms of the original purchase prevented the use of the “Chris Steak House” name at a new location, Ruth added her name to that of the original restaurant—thus creating the “Ruth’s Chris Steak House” brand.

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

On February 19, 2008, the Company acquired all of the operating assets and intellectual property of Columbus, Ohio based Mitchell’s Fish Market, which at the time of acquisition operated 19 restaurants operating under the names Mitchell’s Fish Market and Columbus Fish Market, and Cameron’s Steakhouse, which operated three restaurants operating under the names Cameron’s Steakhouse and Mitchell’s Steakhouse, from Cameron Mitchell Restaurants, LLC (CMR). Since the acquisition in 2008, we have opened one additional Mitchell’s Fish Market restaurant and closed one restaurant.

After the acquisition, the Company changed its name from Ruth’s Chris Steak House, Inc. to Ruth’s Hospitality Group, Inc. in order for the Company to have a name that would better represent the business after the acquisition, as the Company began operating some restaurants that are not considered steak houses. The name change was approved by our stockholders at our 2008 annual meeting and became effective on May 23, 2008.

Recent Developments

•	Ruth’s Chris Steak House was awarded the #1 Consumers’ Pick by Nations Restaurant News in 2011.

•	On July 11, 2011, a new Company-owned Ruth’s Chris Steak House opened in Portland, Oregon. This is a relocation of an existing restaurant to a more favorable location in Portland.

•

On September 12, 2011, a new franchisee owned Ruth’s Chris Steak House opened in Grand Rapids, Michigan in the Amway Grand Hotel. On December 12, 2011, a new franchisee owned Ruth’s Chris Steak House opened in the Biltmore Village in Asheville, North Carolina. We also closed one franchise location.

•	In the fourth quarter of fiscal year 2011, Ruth’s Chris Steak House achieved its 7th consecutive quarter of same store sales growth and 8th consecutive quarter of same store traffic gains.

•

In February 2012, the senior credit facility was amended to extend the maturity to February 2017, align the borrowing capacity with the Company’s financing needs, and make certain covenant modifications more favorable to the Company.

Restaurant Concepts

Ruth’s Chris Steak House

With 131 locations, Ruth’s Chris Steak House is one of the largest upscale steakhouse companies in the world. The menu features a broad selection of high-quality USDA Prime and Choice grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling” and topped with seasoned butter—complemented by other traditional menu items inspired by its New Orleans heritage. Ruth’s Chris complements its distinctive food offerings with an award-winning wine list.

The Ruth’s Chris brand reflects its more than 46-year commitment to the core values instilled by its founder, Ruth Fertel, of caring for guests by delivering the highest quality food, beverages and genuine hospitality in a warm and inviting atmosphere.

Mitchell’s Fish Market

Acquired by the Company in 2008, Mitchell’s Fish Market is a 19 location upscale seafood concept whose success has been built on a reputation for excellent guest service and a superior menu featuring the freshest seafood from around the world. Mitchell’s Fish Market is open for both lunch and dinner, offering a menu of more than 60 seafood choices that changes frequently based on availability and season.

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

Our Strengths

The Company believes that the key strengths of its business model are the following:

Premier Upscale Steakhouse Brand

The Company believes that Ruth’s Chris is one of the strongest brands in the upscale steakhouse segment of the restaurant industry. The Company’s Ruth’s Chris restaurants continue to receive numerous awards at the local and national level. In 2011, Nations Restaurant News awarded Ruth’s Chris Steak House the #1 Consumer Pick across all restaurant segments. Additionally, many restaurants continue to be ranked best steakhouse by local publications in the areas in which they operate. The Jacksonville location has been named one of the top 100 restaurants in the United States by Open Table. In addition, the Company has been recognized for its award-winning core wine list, for which a majority of its Company-owned restaurants received “Awards of Excellence” from Wine Spectator magazine in 2011.

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

Mitchell’s Fish Market upscale casual restaurants, with their sophisticated yet comfortable atmosphere and emphasis on fresh seafood, complement our Ruth’s Chris restaurants. The Company believes that Mitchell’s Fish Market shares many characteristics of the Ruth’s Chris model, including broad guest appeal.

Our Strategy

The Company believes there continues to be opportunities to grow its business, strengthen its competitive position and enhance its brand through the continued implementation of the following strategies:

Improve Sales/Profitability

The Company strives to improve profitability by focusing on:

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

Expand Relationships with New and Existing Franchisees

The Company intends to grow its franchising business by developing relationships with a limited number of new franchisees and by expanding the rights of existing franchisees to open new restaurants. The Company believes that building relationships with quality franchisees is a cost-effective way to strengthen the Ruth’s Chris brand and generate additional revenues. Franchisees opened 45 Ruth’s Chris restaurants from 1999 to the end of 2011. In fiscal year 2011, two franchisees opened new restaurants in Grand Rapids, Michigan and Asheville, North Carolina. During fiscal year 2011, the Company also entered into one new franchisee agreement. As of March 1, 2012, franchisees have entered into franchise development agreements committing these franchisees to open 19 new domestic and international franchise restaurants by 2016. The Company intends to continue to focus on providing operational guidance to its franchisees, including the sharing of “best practices” from Company-owned Ruth’s Chris restaurants.

A new Ruth’s Chris Steak House location at Harrah’s casino in Cherokee, NC will be opened under a management agreement between the Company and the Eastern Band of Cherokee Indians. The Cherokee location is targeted to open in May 2012.

Menu

Ruth’s Chris Steak House

The Ruth’s Chris menu features a broad selection of high-quality USDA Prime grade steaks and other premium offerings served in Ruth’s Chris signature fashion—“sizzling” and topped with seasoned butter—complemented by other traditional menu items inspired by its New Orleans heritage. USDA Prime is a meat grade label, which refers to the evenly distributed marbling that enhances the flavor of the steak. The Ruth’s Chris menu also includes premium quality lamb chops, veal chops, fish, chicken and lobster. Dinner entrees are generally priced from $18.00 to $49.00. While Ruth’s Chris is predominantly open dinner hours only, a limited number of locations are open for lunch. The lunch menu offers entrees generally ranging in price from $13.00 to $29.00. The blended guest check average at Ruth’s Chris is approximately $70.00. The Ruth’s Chris core menu is similar at all of its restaurants. The Company seasonally introduces new items such as specials and prix-fixe offerings that allow it to give its guests additional choices while taking advantage of fresh sourcing and advantageous cost opportunities. In 2011, Ruth’s Chris continued Ruth’s Classics, a three course prix fixe meal designed to offer great value and a certainty of price.

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

The Company’s wine list features bottles typically ranging in price from $30 to $2,000. Individual restaurants supplement their 200-bottle core wine list with approximately 20 additional selections that reflect local market tastes. Most of the Company’s Ruth’s Chris restaurants also offer approximately 30 to 40 wines-by-the-glass and numerous beers, liquors and alcoholic dessert drinks. Wine sales account for approximately 64% of the total beverage sales.

Mitchell’s Fish Market

Although the menu changes frequently based on availability and season, it includes more than 60 seafood choices, including fish from all over the world. Popular menu items include the Mitchell’s Fish Market Eight Species of Fresh Catch, top quality fish selected daily to ensure the best quality available. The Mitchell’s Fish Market menu offers traditional seafood favorites such as Chesapeake Bay Crab Cakes and Fish and Chips, as well as more innovative offerings such as Cedar Planked Salmon and the Shang Hai Sampler. Menu offerings also include non-seafood items such as steak and chicken. Mitchell’s Fish Market also offers an award winning dessert menu that features desserts such as Seven-Layer Carrot Cake, Sharkfin Pie and other selections.

Mitchell’s Fish Markets are open for lunch and dinner daily. Lunch entrees are priced from $7.95 to $22.95, while dinner entrees are priced from $12.95 to $32.95. The Mitchell’s Fish Market blended check average is approximately $35.00. The Mitchell’s Fish Market core menu is similar at all 19 Company-owned restaurants. Mitchell’s Fish Markets continued several limited time offer opportunities, including three course prix-fixe meals to deliver guests great value.

The Mitchell’s Fish Market core wine list features bottles typically ranging in price from $18 to $195. Individual restaurants supplement their approximately 60 bottle core wine list with 10 to 15 additional selections that reflect local market tastes. Restaurants also offer approximately 24 types of wine-by-the-glass. Wine sales account for approximately 49% of the total beverage sales.

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

During fiscal year 2011 the Company purchased more than 60% of the beef it used in its Company-owned Ruth’s Chris restaurants from one vendor, New City Packing Company, Inc. In addition, the Company has a distribution arrangement with a national food and restaurant supply distributor, Distribution Market Advantage, Inc. (DMA), which purchases products for the Company from various suppliers and through which currently all of the Company-owned Ruth’s Chris Steak House restaurants receive a significant portion of their food supplies. The Company purchased more than 80% of the fresh seafood served in its Mitchell’s Fish Market from two vendors, Michael’s Finer Meats and Seafood and Save On Seafood Company.

Restaurant Operations and Management

Ruth’s Chris Steak House

The Ruth’s Chris President and Chief Operating Officer has primary responsibility for managing its Company-owned restaurants and participates in analyzing restaurant-level performance and strategic planning. The Company has seven regional vice presidents that oversee restaurant operations at seven to thirteen Company-owned restaurants and one vice president that has oversight responsibility for franchise-owned restaurants.

The Company’s typical Company-owned restaurant employs five managers, including a general manager, two front-of-the-house managers, an executive chef and a sous chef. The Company-owned restaurants also typically have approximately 70 hourly employees.

Mitchell’s Fish Market

The Mitchell’s Fish Market President and Chief Operating Officer has primary responsibility for managing its restaurants and participates in analyzing restaurant-level performance and strategic planning. The Company has three regional vice presidents that oversee restaurant operations at four to eight Company-owned restaurants.

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

The Ruth’s Chris Steak House restaurants employ an independent third-party food safety firm to ensure proper training, food safety and achieving the highest standards for cleanliness throughout the restaurant through routine unannounced inspections. The Company instructs chefs and assistants on safety, sanitation, housekeeping, repair and maintenance, product and service specifications, ordering and receiving food products and quality assurance.

Restaurant managers in Mitchell’s Fish Markets are certified by the National Restaurant Association Educational Foundation (NRAEF) for food safety. The Company also employs an independent third-party food safety firm which developed a program exclusively for Mitchell’s Fish Markets to ensure proper training, food safety and achieving the highest standards for cleanliness throughout the restaurant through routine unannounced audits. General managers and certified coaches provide all other employee training at the restaurants. The Company requires that all restaurant-level employees be able to demonstrate knowledge of its systems, standards and operating philosophy.

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

Advertising

In fiscal year 2011, the Company spent $11.8 million, or 3.2% of its revenues, in total marketing and advertising expenditures. Of its total advertising expenditures, $5.2 million, or 44%, was spent on local media and local events. This local media spending was split between local, entertainment and business magazines and newspapers, outdoor billboards and airport dioramas, local radio, internet media and local community events such as golf tournaments and charitable events. In fiscal year 2011, the Company spent approximately $6.6 million, or 56% of total advertising expenditures, on national media for the Ruth’s Hospitality Group, consisting primarily of national cable television, the USA Today national newspaper, and national radio, and also included sponsorships, online initiatives and consumer research.

In fiscal year 2011, the Company continued to optimize its online marketing efforts for all brands. A variety of tactics are used to maintain a presence on key web sites. The Company’s online strategy also included an emphasis on targeted emails with special offers and announcements. Communication included the distribution of an e-Newsletter, as well as emails regarding seasonal specials, holiday offers, and personalized birthday and anniversary invitations.

Ruth’s Chris Steak House’s brand-focused advertising campaign was included in all marketing communications including television, radio, print and outdoor advertisement. In October and November 2011, the Company ran national television advertising across a targeted selection of cable channels. In addition, the Company uses its websites to help increase brand identity and facilitate online reservations and gift card sales. In fiscal year 2011, Ruth’s Chris Steak House participated in co-branded campaigns with American Express Membership Rewards program and participated in direct marketing initiatives. Many of the Company’s locations also schedule events to strengthen community ties and increase local market presence. The Company’s franchisees also conduct their own local media and advertising plans.

At Mitchell’s Fish Markets, the “Fish any fresher would still be in the ocean” advertising campaign and branding message is integrated into all marketing communications. In 2011, the marketing focus was on limited time offer promotions that offered both value and unique seafood options. Local-radio DJ endorsements and local print media placements are used to keep the concept top of mind with consumers and several sweepstakes throughout the year provided a valuable means of extending reach and gathering consumer data.

Mitchell’s and Cameron’s Steakhouses receive marketing support with print media, as well as targeted sponsorship opportunities in their communities.

Gift Cards

The Company sells Ruth’s Chris gift cards at most of its Ruth’s Chris Steak House restaurants, through its toll-free reservation system and on its website. Ruth’s Chris patrons frequently purchase gift cards for holidays, including Christmas, Hanukkah, Valentine’s Day, Mothers’ Day and Fathers’ Day, and other special occasions. In fiscal year 2011, system-wide gift card sales were approximately $50.0 million. Ruth’s Chris gift cards are redeemable at both Company- and franchise-owned Ruth’s Chris restaurants.

The Company sells Mitchell’s gift cards at its Mitchell’s Steak House and Mitchell’s Fish Market restaurants and on its website. In fiscal year 2011, system-wide gift card sales were approximately $2.4 million. Mitchells’ gift cards are redeemable at Mitchell’s Fish Market, Mitchell’s Steakhouse, Columbus Fish Market and Cameron’s Steakhouse restaurants.

Franchise Program and Relationship

The Company’s 68 franchise-owned Ruth’s Chris restaurants are owned by 30 franchisees with the three largest franchisees owning 24 restaurants in total. Currently, franchisees have agreed to open 19 additional Ruth’s Chris restaurants. Prior to 2004, each franchisee entered into a ten-year franchise agreement with three ten-year renewal options for each restaurant. Each agreement grants the franchisee territorial protection, with the option to develop a certain number of restaurants in their territory. The Company’s franchise agreements generally include termination clauses in the event of nonperformance by the franchisee and non-compete clauses if the agreement is terminated. To date, only six franchisees have had the Company’s franchise agreement terminated or a restaurant closed as a result of nonperformance.

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

Under the Company’s franchise program, each franchise arrangement consists of a development agreement, if multiple restaurants are to be developed, with a separate franchise agreement executed for each restaurant. The Company’s new form of development agreement grants exclusive rights to a franchisee to develop a minimum number of restaurants in a defined area, typically during a five-year period. Individual franchise agreements govern the operation of each restaurant opened and have a 20-year term with two renewal options each for additional 10-year terms if certain conditions are met. The Company’s current form of franchise agreement requires franchisees to pay a 5% royalty on gross revenues plus up to a 1% advertising fee applied to national advertising expenditures. Under the Company’s prior form of franchise agreement, franchisees pay a 5% royalty on gross revenues, of which the Company has applied 1% to national advertising.

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

The Company’s franchise agreements that were signed before 2004 generally limit the number of restaurants each franchisee can develop to two. The Company expanded its domestic franchise base in 2004 by first offering existing franchisees the opportunity to open additional restaurants in its existing territories. In order to obtain these new rights, existing franchisees were required to sign a development and franchise agreement that commits the franchisee to a store development schedule. These new franchise rights and obligations enable the Company to better manage the growth of its franchise system. The Company anticipates opening three to five franchise restaurants in 2012.

Information Systems and Restaurant Reporting

All of the Company’s restaurants use computerized point-of-sale systems, which are designed to promote operating efficiency, provide corporate management timely access to financial and marketing data and reduce restaurant and corporate administrative time and expense. These systems record each order and print the food requests in the kitchen for the cooks to prepare. The data captured for use by operations and corporate management includes gross sales amounts, cash and credit card receipts and quantities of each menu item sold. Sales and receipts information is generally transmitted to the corporate office daily, where it is reviewed and reconciled by the accounting department before being recorded in the accounting system.

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

Employees

As of December 25, 2011, the Company employed 5,658 persons, of whom 527 were salaried and 5,131 were hourly personnel, who were employed in the positions set forth in the table below. None of the Company’s employees are covered by a collective bargaining agreement.

Functional Area	Number of Employees
Senior Officers / Corporate VPs / Operations VPs	25
General Managers	86
Managers	203
Regional Corporate Chefs / Executive Chefs	88
Sous Chefs	70
Non-salaried restaurant staff	5,123
Corporate salaried	55
Corporate non-salaried	8

Total number of employees	5,658

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

In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company and its business. Additional risks and uncertainties not presently known to us or that the Company currently deems immaterial may also impair its business operations. If any of these certain risks and uncertainties were to actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of the Company’s common stock could decline and its investors may lose all or part of their investment. These risks and uncertainties include the following:

We may not be able to compete successfully with other restaurants, which could reduce revenues.

The restaurant industry is intensely competitive with respect to price, service, location, food quality, atmosphere and overall dining experience. Our competitors include a large and diverse group of well-recognized upscale steakhouse and upscale casual restaurant chains, including steakhouse and seafood chains as well as restaurants owned by independent local operators. Some of our competitors have substantially greater financial, marketing and other resources, and may be better established in the markets where its restaurants are or may be located. If we cannot compete effectively in one or more of its markets, we may be unable to maintain recent levels of comparable restaurant sales growth and/or may be required to close existing restaurants.

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

Our ability to maintain consistent quality throughout Company-owned restaurants depends in part upon our ability to purchase USDA Prime and Choice grade beef, seafood and other food products in accordance with our rigid specifications. During fiscal year 2011, we purchased more than 60% of the beef we used in Company-owned restaurants from one vendor, New City Packing Company, Inc. In addition, we currently have a long-term distribution arrangement with a national food and restaurant supply distributor, DMA, which purchases products for us from various suppliers, and through which all of our Company-owned Ruth’s Chris Steak House restaurants receive a significant portion of their food supplies. We also purchased more than 80% of the fresh seafood served in its Mitchell’s Fish Market from two vendors, Michael’s Finer Meats and Seafood and Save On Seafood Company. If these or other vendors or distributors cease doing business with us, we could experience short-term supply shortages in certain Company-owned restaurants and could be required to purchase supplies at higher prices until we are able to secure an alternative supply source. Any delay we experience in replacing vendors or distributors on acceptable terms could increase food costs or, in extreme cases, require us to temporarily remove items from the menu of one or more restaurants.

Increases in the prices of, or reductions in the availability of, any of our core food products could reduce our operating margins and revenues.

We purchase large quantities of beef, particularly USDA Prime grade beef, which is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. Our beef costs represented approximately 37% of our food and beverage costs during fiscal year 2011. During fiscal year 2011, we entered into contracts with beef suppliers to establish set pricing on a portion of anticipated beef purchases. As of March 1, 2012, we have negotiated set pricing for approximately 25% to 30% of beef requirements through August 2012. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, our operating margin could be materially adversely affected.

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

Our success depends in part upon our ability to continue to attract, motivate and retain employees with the qualifications to succeed in our industry and the motivation to apply our core service philosophy, including regional operational managers, restaurant general managers and chefs. If we are unable to continue to recruit and retain sufficiently qualified individuals, our business and growth could be adversely affected. Competition for these employees could require us to pay higher wages, which could result in higher labor costs. In addition, we have a substantial number of hourly employees who are paid wage rates at or based on the federal or state minimum wage and who rely on tips as a large portion of their income. Increases in the minimum wage or decreases in allowable tip credits would increase our labor costs. None of our employees are represented by a collective bargaining unit. Should some of our employees elect to be represented by a collective bargaining unit, our labor costs may increase due to higher wage rates and / or the implementation of work-rules. We may be unable to increase our prices in order to pass these increased labor costs on to our guests, in which case our margins would be negatively affected.

Regulations affecting the operation of our restaurants could increase operating costs and restrict growth.

Each of our restaurants must obtain licenses from regulatory authorities allowing us to sell liquor, beer and wine, and each restaurant must obtain a food service license from local health authorities. Each restaurant’s liquor license must be renewed annually and may be revoked at any time for cause, including violation by the Company or its employees of any laws and regulations relating to the minimum drinking age, advertising, wholesale purchasing and inventory control. In certain states, including states we have a large number of restaurants or where we may open restaurants in the future, the number of liquor licenses available is limited and licenses are traded at market prices. If we are unable to maintain existing licenses, or if we choose to open a restaurant in those states, the cost of a new license could be significant. Obtaining and maintaining licenses is an important component of each of our restaurant’s operations, and the failure to obtain or maintain food and liquor licenses and other required licenses, permits and approvals would materially adversely impact existing restaurants or our growth strategy.

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

We do not exercise control over the day-to-day operations of our franchisee-owned restaurants. While we attempt to ensure that franchisee-owned restaurants maintain the same high operating standards that we demand of Company-owned restaurants, one or more of these restaurants may fail to maintain these standards. Any operational shortcomings of the franchisee-owned restaurants are likely to be attributed to our system-wide operations and could adversely affect our reputation and damage our brand as well as have a direct negative impact on the royalty income we receive from those restaurants.

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

Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to our restaurants. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees, claims alleging violations of federal and state law regarding workplace and employment matters and discrimination and similar matters. In addition, we could become subject to class action lawsuits related to these matters in the future. For example, in fiscal year 2005 we settled a class-action claim based on violation of wage and hour laws in California. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In addition, we are subject to “dram shop” statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent litigation against restaurant chains has resulted in significant judgments, including punitive damages, under dram shop statutes. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims would materially adversely affect our financial condition and results of operations. Adverse publicity resulting from these claims may negatively impact revenues at one or more of our restaurants.

The terms of our senior credit agreement may restrict our ability to operate our business and to pursue our business strategies.

Our senior credit agreement contains, and any agreements governing future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us. Our senior credit agreement, as amended in February 2012, limits our ability, among other things, to:

•	pay dividends or purchase stock in excess of the limits permitted under the senior credit agreement;

•	borrow money or issue guarantees;

•	make investments;

•	use assets as security in other transactions;

•	sell assets or merge with or into other companies;

•	enter into transactions with affiliates; and

•	create or permit restrictions on our subsidiaries’ ability to make payments to us.

Our ability to engage in these types of transactions is limited even if we believe that a specific transaction would contribute to our future growth or improve our operating results. Our senior credit agreement also requires us to maintain compliance with certain financial ratios. Our ability to comply with these ratios may be affected by events outside of our control. Any non-compliance would result in a default under our senior credit agreement and could result in our lenders declaring our senior debt immediately due and payable, which would have a material adverse effect on our financial position, consolidated results of operations and liquidity.

We depend on external sources of capital, which may not be available in the future.

Historically, we have relied upon external sources of capital to fund our working capital and other requirements. Currently, we utilize our senior credit agreement to fund a portion of our working capital and other financing requirements. Any non-compliance with any restrictive or financial covenants in our senior credit agreement could result in a default and could result in our lenders declaring our senior debt immediately due and payable, which would have a material adverse effect on our financial position, consolidated results of operations and liquidity.

If we are required to seek other sources of capital, additional capital may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market’s perception of our current and potential future earnings. Furthermore, additional equity offerings may result in substantial dilution of stockholders’ interests. If we are unable to access sufficient capital or enter into financing arrangements on favorable terms in the future, our financial condition and results of operations may be materially adversely affected.

Tax assessments by governmental authorities could adversely impact our operating results.

We remit a variety of taxes and fees to various governmental authorities, including federal and state income taxes, excise taxes, property taxes, sales and use taxes, and payroll taxes. The taxes and fees remitted by us are subject to review and audit by the applicable governmental authorities which could result in liability for additional assessments. In addition, we are subject to unclaimed or abandoned property (escheat) laws which require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time. We are subject to audit by individual U.S. states with regard to our escheatment practices. The legislation and regulations related to tax and unclaimed property matters tend to be complex and subject to varying interpretations by both government authorities and tax payers. Although management believes that the tax positions are reasonable, we nevertheless have recorded accrued liabilities aggregating $4.0 million in recognition that various taxing authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for taxes and interest in excess of accrued liabilities. These accrued liabilities are reviewed periodically and are adjusted as events occur that affect the estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability based on current calculations, the identification of new tax contingencies, or the rendering of relevant court decisions. An unfavorable resolution of assessments by a governmental authority could negatively impact our results of operations and cash flows in future periods.

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

As with goodwill, we test our indefinite-lived intangible assets (primarily trade names) for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We estimate the fair value of the trademarks based on an income valuation model using the relief from royalty method, which requires assumptions related to projected revenues from our annual strategic plan, assumed royalty rates that could be payable if we did not own the trademarks and a discount rate.

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

Company-owned restaurants are generally located in spaces leased by wholly-owned direct or indirect subsidiaries of Ruth’s Hospitality Group, Inc. Sixty-one of the Company’s Ruth’s Chris restaurants operate in leased space, of which fifty-four provide for an option to renew for terms ranging from approximately five years to 15 years. Each of the Company’s Mitchell’s Fish Market and Cameron’s Steakhouse leases provides for at least one option to renew. Historically, the Company has not had difficulty in renewing its leases in a timely manner. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on sales volumes over specified levels.

The Company’s corporate headquarters was relocated in 2011 from Heathrow, Florida. The corporate headquarters now resides in leased space (21,211 square feet) in Winter Park, Florida, with a term set to expire in August 31, 2021.

The Company currently owns the real estate for three Ruth’s Chris operating restaurants: Ft. Lauderdale (7,800 square feet); Houston, Texas (7,200 square feet); and Columbus, Ohio (8,100 square feet).

The following table sets forth information about the Company’s existing Company-owned and franchisee-owned restaurants as of December 25, 2011. As of December 25, 2011, the Company operated 63 Ruth’s Chris Company-owned restaurants and 22 Mitchell’s Fish Market and Cameron Steakhouse restaurants. In addition, its franchisees operated 68 restaurants. Company-owned Ruth’s Chris restaurants range in size from approximately 6,000 to approximately 13,000 square feet with approximately 180 to 375 seats. The Company expects that future restaurants will range in size from 8,000 to 10,000 square feet with approximately 230 to 250 seats. Company-owned Mitchell’s restaurants range in size from approximately 6,000 to 11,000 square feet with approximately 225 to 250 seats.

Company-Owned Ruth’s Chris Restaurants			Franchisee-Owned Ruth’s Chris Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
1972	Metairie, LA	Leased	1976	Baton Rouge, LA
1977	Lafayette, LA	Leased	1985	Austin, TX
1977	Houston, TX	Owned	1985	Mobile, AL
1983	Washington, D.C.	Leased	1986	Atlanta, GA
1984	Beverly Hills, CA	Leased	1987	Pittsburgh, PA
1985	Ft. Lauderdale, FL	Owned	1987	Hartford, CT
1986	Phoenix, AZ	Leased	1988	Philadelphia, PA
1986	Nashville, TN	Leased	1989	Honolulu, HI
1987	San Francisco, CA	Leased	1991	Richmond, VA
1987	N. Palm Beach, FL	Leased	1992	Baltimore, MD
1988	Seattle, WA	Leased	1993	Birmingham, AL
1989	Memphis, TN	Leased	1993	San Antonio, TX
1990	Weehawken, NJ	Leased	1993	Taipei, Taiwan
1990	Scottsdale, AZ	Leased	1993	Cancun, Mexico
1992	Palm Desert, CA	Leased	1993	Sandy Springs, GA
1992	Minneapolis, MN	Leased	1994	Indianapolis, IN
1992	Chicago, IL	Leased	1995	Long Island, NY
1993	Arlington, VA	Leased	1995	Toronto, CA
1993	Manhattan, NY	Leased	1996	Taichung, Taiwan
1994	San Diego, CA	Leased	1996	Indianapolis, IN
1995	Westchester, NY	Leased	1997	Hong Kong
1996	Dallas, TX	Leased	1997	Raleigh (Cary), NC
1996	Troy, MI	Leased	1998	Annapolis, MD
1996	Tampa, FL	Leased	1998	Maui, HI
1996	Bethesda, MD	Leased	1999	Atlanta, GA
1997	Kansas City, MO	Leased	2000	Pikesville, MD
1997	Irvine, CA	Leased	2000	San Antonio, TX
1997	Jacksonville, FL	Leased	2000	Wailea, HI
1998	Louisville, KY	Leased	2001	Kaohsiung, Taiwan
1998	Parsippany, NJ	Leased	2001	King of Prussia, PA
1998	Northbrook, IL	Leased	2001	Queensway, Hong Kong
1999	Columbus, OH	Owned	2001	Cabo San Lucas, Mexico
1999	Coral Gables, FL	Leased	2003	Mississauga, Canada
1999	Ponte Vedra, FL	Leased	2005	Virginia Beach, VA
1999	Winter Park, FL	Leased	2005	Baltimore, MD
2000	Sarasota, FL	Leased	2005	Atlantic City, NJ
2000	Del Mar, CA	Leased	2005	Charlotte, NC
2000	Boca Raton, FL	Leased	2006	St. Louis, MO
2001	Orlando, FL	Leased	2006	Ocean City, MD
2001	Greensboro, NC	Leased	2006	Destin, FL
2002	Woodland Hills, CA	Leased	2006	Mauna Lani, HI
2002	Fairfax, VA	Leased	2006	Huntsville, AL
2002	Bellevue, WA	Leased	2006	Edmonton, Canada
2002	Washington, D.C.	Leased	2007	Charlotte, NC

Company-Owned Ruth’s Chris Restaurants			Franchisee-Owned Ruth’s Chris Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
2003	Walnut Creek, CA	Leased	2007	Waikiki, HI
2005	Roseville, CA	Leased	2007	Columbia, SC
2005	Boston, MA	Leased	2007	Mishawaka, IN
2005	Sacramento, CA	Leased	2007	Tokyo, Japan
2006	Pasadena, CA	Leased	2007	Madison, WI
2006	Bonita Springs, FL	Leased	2007	Calgary, Canada
2006	Providence, RI	Leased	2007	Rogers, AR
2007	Lake Mary, FL*	Land Leased	2007	Park City, UT
2007	Anaheim, CA*	Land Leased	2008	Aruba
2007	Biloxi, MS	Leased	2008	Myrtle Beach, SC
2007	Knoxville, TN	Leased	2008	Wilmington, NC
2007	Tyson’s Corner, VA	Leased	2008	Ridgeland, MS
2007	West Palm Beach, FL	Leased	2008	Wilkes-Barre, PA
2008	Ft. Worth, TX	Leased	2008	Raleigh, NC
2008	New Orleans, LA	Leased	2008	Savannah, GA
2008	Princeton, NJ*	Land Leased	2009	Dubai
2008	Fresno, CA	Leased	2009	Greenville, SC
2008	South Barrington, IL*	Land Leased	2009	St. Louis, MO
2011	Portland, OR	Leased	2009	Durham, NC
			2009	Kennesaw, GA
			2009	Carolina, Puerto Rico
			2010	Salt Lake City, UT
			2011	Grand Rapids, MI
			2011	Asheville, NC

Company-Owned Mitchell’s Fish Market Restaurants			Company-Owned Cameron’s Steakhouse Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations	Property Leased or Owned
2008	Grandview, OH	Leased	2008	Columbus, OH	Leased
2008	Crosswoods, OH	Leased	2008	Birmingham, MI	Leased
2008	Pittsburgh, PA	Leased	2008	Polaris, OH	Leased
2008	Newport, KY	Leased
2008	Louisville, KY	Leased
2008	Lansing, MI	Leased
2008	Birmingham, MI	Leased
2008	Cleveland, OH	Leased
2008	West Chester, OH	Leased
2008	Carmel, IN	Leased
2008	Livonia, MI	Leased
2008	Pittsburgh, PA	Leased
2008	Tampa, FL	Leased
2008	Rochester Hills, MI	Leased
2008	Brookfield, WI	Leased
2008	Sandestin, FL	Leased
2008	Jacksonville, FL	Leased
2008	Stamford, CT	Leased
2010	Winter Park, FL	Leased

*	The Company owns the building and leases the land pursuant to a long-term ground lease.

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

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Select Market under the trading symbol “RUTH.” As of February 29, 2012, there were 119 holders of record of its common stock.

There were no repurchases of the Company’s equity securities by or on behalf of it during the fourth quarter of fiscal year 2011 and the Company does not have a formal or publicly announced stock repurchase program.

The following table sets forth, for the period indicated, the highest and lowest sale price for its common stock for fiscal years 2011 and 2010, as reported by the Nasdaq Global Select Market:

	High	Low
Fiscal Year ended December 26, 2010
First Quarter	$5.25	$2.09
Second Quarter	$6.34	$4.00
Third Quarter	$4.82	$3.27
Fourth Quarter	$5.31	$3.94

Fiscal Year ended December 25, 2011
First Quarter	$5.40	$4.63
Second Quarter	$5.63	$4.90
Third Quarter	$6.98	$4.39
Fourth Quarter	$5.51	$3.93

The closing sale price for its common stock on February 29, 2012 was $6.23.

Dividend Policy

We currently expect to retain all future earnings, net of dividends paid to holders of Preferred Stock, to finance the growth of our business. Since 1999, we have not paid, and have no current plans to pay in the future, dividends to holders of our common stock. The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements and operating and financial condition, among other factors. In addition, our senior credit agreement limits our ability to pay dividends. We may not pay a dividend if there is a default (or if a default would result from such dividend payment) under our senior credit agreement. Additionally, for fiscal year 2011 we were prohibited by our senior credit agreement from paying any dividend in excess of $1.0 million annually, but received a waiver of the annual dividend limit for purposes of paying the Preferred Stock dividends due on July 1, 2011 and October 1, 2011. In February 2012, we amended our senior credit agreement to provide for the payment of dividends or repurchase of stock not in excess of an aggregate of $100.0 million through the end of the agreement. However, at this time we have no plans to pay any dividends to common stockholders in 2012. With respect to our Preferred Stock, dividends accrue at an annual rate of 10% of the then applicable liquidation preference of such Preferred Stock and will be payable on a quarterly basis when, as, and if declared by our Board of Directors. We may elect to satisfy our obligation to pay quarterly dividends in cash, or, by increasing the liquidation preference on the shares of Preferred Stock. In the event a dividend is declared with respect to the shares of our common stock, the holders of the Preferred Stock shall be entitled to receive a dividend in the amount that they would have received had they converted their shares of Preferred Stock into common stock immediately prior to the record date for such dividend.

Unregistered Recent Sales of Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for information regarding securities authorized for issuance under the Company’s equity compensation plans.

Performance Graph

The following table and graph shows the cumulative total stockholder return on the Company’s Common Stock with the S&P 500 Stock Index, the S&P Small Cap 600 Index and the Dow Jones U.S. Restaurants & Bars Index, in each case assuming an initial investment of $100 on December 29, 2006 and full dividend reinvestment.

CUMULATIVE TOTAL RETURN

Assuming an investment of $100 and reinvestment of dividends

	12/29/06	12/28/07	12/26/08	12/24/09	12/23/10	12/23/11
Ruth’s Hospitality Group, Inc.	$100	$48	$8	$13	$27	$30
S&P 500 Stock Index	$100	$104	$62	$79	$89	$89
S&P SmallCap 600 Index	$100	$99	$64	$84	$105	$105
Dow Jones U.S. Restaurants & Bars Index	$100	$103	$89	$105	$137	$175

All amounts rounded to the nearest dollar.

**********

The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth the Company’s selected financial data for the year indicated and should be read in conjunction with the disclosures in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition and Item 8, Financial Statements and Supplementary Data, of this report. Certain amounts have been revised to reclassify certain operating revenues and expenses to Loss (income) on discontinued operations.

	Fiscal Year
	2007	2008	2009	2010	2011
	($ in thousands)
Income Statement Data:
Revenues:
Restaurant sales	$292,274	$371,600	$325,818	$337,721	$353,606
Franchise income	12,896	12,703	10,533	11,532	12,464
Other operating income	3,201	3,513	3,560	3,722	3,503

Total revenues	308,371	387,816	339,911	352,975	369,573

Costs and expenses:
Food and beverage costs	96,445	120,337	95,474	100,475	109,577
Restaurant operating expenses	132,285	184,837	173,489	177,538	183,294
Marketing and advertising	8,373	13,704	11,557	11,469	11,806
General and administrative costs	24,507	28,994	23,777	22,800	22,803
Depreciation and amortization expenses	11,731	16,213	16,278	15,360	14,859
Pre-opening costs	4,421	2,869	16	387	192
Hurricane and relocation costs, net of insurance proceeds	(3,478)	—	—	—	—
Loss on impairment	—	71,677	7,965	805	3,042
Restructuring expense (benefit)	—	8,926	40	(1,683)	(502)
Loss on the disposal of property and equipment, net	1,229	508	1,963	21	436

Operating income (loss)	32,858	(60,249)	9,352	25,803	24,066
Other income (expense):
Interest expense	(5,956)	(10,334)	(7,754)	(4,244)	(2,892)
Other	726	864	526	20	(486)

Income (loss) from continuing operations before income tax expense (benefit)	27,628	(69,719)	2,124	21,579	20,688
Income tax expense (benefit)	8,917	(27,005)	(1,427)	4,769	1,597

Income (loss) from continuing operations	18,711	(42,714)	3,551	16,810	19,091
Loss (income) on discontinued operations, net of income tax benefit (expense)	565	11,169	1,132	853	(458)

Net income (loss)	$18,146	$(53,883)	$2,419	$15,957	$19,549

Preferred stock dividends	$—	$—	$—	$2,178	$2,493
Accretion of preferred stock redemption value	—	—	—	309	353

Net income (loss) available to preferred and common shareholders	$18,146	$(53,883)	$2,419	$13,470	$16,703

	Fiscal Year
	2007	2008	2009	2010	2011
	($ in thousands, except per share data)
Basic earnings (loss) per share:
Continuing operations	$0.81	$(1.83)	$0.15	$0.36	$0.38
Discontinued operations	(0.03)	(0.48)	(0.05)	(0.02)	0.01

Basic earnings (loss) per share	$0.78	$(2.31)	$0.10	$0.34	$0.39

Diluted earnings (loss) per share:
Continuing operations	$0.80	$(1.83)	$0.15	$0.36	$0.38
Discontinued operations	(0.02)	(0.48)	(0.05)	(0.02)	0.01

Diluted earnings (loss) per share	$0.78	$(2.31)	$0.10	$0.34	$0.39

Shares used in computing net income (loss) per common share:
Basic	23,206,864	23,307,198	23,566,358	32,513,867	34,093,104
Diluted	23,399,446	23,307,198	23,733,260	40,239,854	43,252,101
Balance Sheet Data (at end of fiscal year):
Cash and cash equivalents	$12,311	$3,876	$1,681	$5,018	$3,925
Total assets	260,278	293,519	254,415	249,069	240,220
Total long-term debt including current portion	96,750	160,250	125,500	51,000	22,000
Total shareholders’ equity	88,067	37,142	41,765	80,361	99,640

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. The Ruth’s Chris menu features a broad selection of high-quality USDA Prime and Choice grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling” and topped with seasoned butter—complemented by other traditional menu items inspired by our New Orleans heritage. The Ruth’s Chris restaurants reflect the more than 46-year commitment to the core values instilled by our founder, Ruth Fertel, of caring for our guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere. We believe that Ruth’s Chris is one of the strongest brands in the upscale steakhouse category.

Our restaurants cater to special occasion and family diners, in addition to the business clientele traditionally served by upscale steakhouses, by providing a dining experience designed to appeal to a wide range of guests. We believe our focus on creating this broad appeal provides us with opportunities to expand into a wide range of markets, including many markets not traditionally served by upscale steakhouses.

We offer USDA Prime and Choice grade steaks that are aged and prepared to exact company standards and cooked in 1,800-degree broilers. We also offer veal, lamb, poultry and seafood dishes, and a broad selection of appetizers. We complement our distinctive food offerings with an award-winning wine list. The current average check is $70 per person.

As of December 25, 2011, there were 131 Ruth’s Chris restaurants, of which 63 were Company-owned and 68 were franchisee-owned, including 14 international franchisee-owned restaurants in Aruba, Canada, China (Hong Kong), Japan, Mexico, Taiwan, and the United Arab Emirates.

On February 19, 2008, we completed the acquisition of the operating assets and intellectual property of Mitchell’s Fish Market, operating under the names Mitchell’s Fish Market and Columbus Fish Market, and

Cameron’s Steakhouse, operating under the names Cameron’s Steakhouse and Mitchell’s Steakhouse from Cameron Mitchell Restaurants, LLC (CMR). There are currently 19 Mitchell’s Fish Markets and three Cameron’s Steakhouse’s with locations in the Midwest, Northeast, and Florida. Mitchell’s Fish Market is an award-winning, upscale, yet comfortable, seafood restaurant and bar recognized for its high-quality food, contemporary dining atmosphere, and excellent service. We believe that Mitchells’ focus on upscale casual dining complements the Ruth’s Chris brand.

Mitchell’s Fish Market is committed to fresh seafood. Although the menu changes frequently based on availability and season, it includes more than 60 seafood choices, including fish from all over the world. The current average check is $35 per person.

Fiscal Year 2011 Operating Results

Fiscal year 2011 operating income decreased from the fiscal year 2010 level by $1.7 million to $24.1 million. The decrease in operating income was due in large part to a $2.2 million increase in loss on impairment, a $415 thousand increase in loss on disposal of property and equipment and a $1.2 million decrease in restructuring benefit. Operating income was favorably impacted by a $15.9 million increase in restaurant sales which was somewhat offset by increased food and restaurant operating expenses. Higher restaurant sales were largely attributable to an increase in the number of customers as measured by an increase in entrées. Fiscal year 2011 operating results were also favorably impacted by a decrease in income tax expense. Income tax expense declined compared to fiscal year 2010 by $3.2 million due in large part to a $4.0 million benefit resulting from the reduction in the valuation allowance for deferred tax assets.

Net income available to preferred and common shareholders increased $3.2 million to $16.7 million in fiscal year 2011 from $13.5 million in fiscal year 2010. Diluted earnings per common share increased from $0.34 to $0.39.

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

	Fiscal Year
	2009	2010	2011
Revenues:
Restaurant sales	95.9%	95.7%	95.7%
Franchise income	3.1%	3.3%	3.4%
Other operating income	1.0%	1.1%	0.9%

Total revenues	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	29.3%	29.8%	31.0%
Restaurant operating expenses (percentage of restaurant sales)	53.2%	52.6%	51.8%
Marketing and advertising	3.4%	3.2%	3.2%
General and administrative costs	7.0%	6.5%	6.2%
Depreciation and amortization expenses	4.8%	4.4%	4.0%
Pre-opening costs	0.0%	0.1%	0.1%
Loss on impairment	2.3%	0.2%	0.8%
Restructuring	0.0%	(0.5%)	(0.1%)
Loss on the disposal of property and equipment, net	0.6%	0.0%	0.1%

Operating income	2.8%	7.3%	6.5%
Other income (expense):
Interest expense	(2.3%)	(1.2%)	(0.8%)
Other	0.1%	0.0%	(0.1%)

Income from continuing operations before income tax expense	0.6%	6.1%	5.6%

Income tax expense (benefit)	(0.4%)	1.3%	0.4%

Income from continuing operations	1.0%	4.8%	5.2%
Loss (income) on discontinued operations, net of income tax benefit (expense)	0.3%	0.3%	(0.1%)

Net income	0.7%	4.5%	5.3%

Preferred stock dividends	—	0.6%	0.7%
Accretion of preferred stock redemption value	—	0.1%	0.1%

Net income available to preferred and common shareholders	0.7%	3.8%	4.5%

Fiscal Year 2011 Compared to Fiscal Year 2010

Restaurant Sales. Restaurant sales increased $15.9 million, or 4.7%, to $353.6 million in fiscal year 2011 from fiscal year 2010. Ruth’s Chris comparable restaurants experienced a sales increase of 5.4% consisting of an entrée increase of 3.7% and an increase in average check of 1.6%. Mitchell’s Fish Market comparable restaurants experienced a sales decrease of 1.0% consisting of an entrée decrease of 3.4% and an increase in average check of 2.4%.

Franchise Income. Franchise income increased $0.9 million, or 8.1%, to $12.5 million in fiscal year 2011 from fiscal year 2010. The increase was driven primarily by a 7.7% increase in comparable franchise-owned restaurant sales.

Food and Beverage Costs. Food and beverage costs increased $9.1 million, or 9.1%, to $109.6 million in fiscal year 2011 from fiscal year 2010. As a percentage of restaurant sales, food and beverage costs increased to 31.0% in fiscal year 2011 from 29.8% in fiscal year 2010. This increase in food and beverage costs as a percentage of restaurant sales was primarily due to increased beef prices.

Restaurant Operating Expenses. Restaurant operating expenses increased $5.8 million, or 3.2%, to $183.3 million in fiscal year 2011 from fiscal year 2010 primarily due to higher restaurant sales. Restaurant operating expenses were also adversely impacted by a 28.1% increase in employee health care costs. Despite the increase in total expense, restaurant operating expenses, as a percentage of restaurant sales, decreased to 51.8% in fiscal year 2011 from 52.6% in fiscal year 2010 due to leveraging higher comparable restaurant sales.

General and Administrative Costs. General and administrative costs were relatively unchanged from the prior year level.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased $0.5 million, or 3.3%, to $14.9 million in fiscal year 2011 from fiscal year 2010. The decrease in depreciation and amortization is primarily attributable to certain restaurant assets becoming fully depreciated.

Loss on Impairment. We recognized a loss on the impairment of long-lived assets of $3.0 million in fiscal year 2011 compared to a loss of $0.8 million in fiscal year 2010. The fiscal year 2011 loss on impairment was attributable to a reduction in the estimated fair value of the Mitchell’s Fish Market trademark. The fiscal year 2010 loss recognized was related to the impairment of long-lived assets at two Ruth’s Chris restaurants.

Restructuring Expense (Benefit). In fiscal year 2011, we recognized $0.5 million benefit attributable to favorable lease resolutions on closed/unopened restaurant sites. In fiscal year 2010, we recognized $1.7 million of restructuring expense recoveries, which included a release from liability by a developer where lease exit costs were previously accrued and the correction of an immaterial prior year error in estimating lease exit costs.

Loss on the Disposal of Property and Equipment, Net. The fiscal year 2011 $0.4 million loss on disposal of property and equipment pertains primarily to property and equipment replaced during restaurant renovations.

Interest Expense. Interest expense, net of interest income, decreased $1.4 million, or 31.9%, to $2.9 million in fiscal year 2011 from fiscal year 2010. The decrease in expense was primarily due to the decrease in the average amount outstanding of our revolving credit loan.

Income Tax Expense. Income tax expense decreased $3.2 million to $1.6 million in fiscal year 2011 from fiscal year 2010. The decrease was largely due to the favorable impact of a $4.0 million benefit recorded in the second quarter of fiscal year 2011. The benefit pertained to a reduction of the valuation allowance on certain state deferred tax assets.

Income from Continuing Operations. Income from continuing operations increased $2.3 million to $19.1 million in fiscal year 2011 from income of $16.8 million in fiscal year 2010.

Discontinued Operations, Net of Income Tax Benefit. During 2011 we reported a $0.5 million net of tax income on discontinued operations. The income pertained to a change in estimate of lease related liabilities. During fiscal year 2010 we reported a $0.9 million loss net of tax on discontinued operations. The fiscal 2010 discontinued operations loss primarily relates to a change in estimate related to lease exit costs of our former operations at one location in New York, New York, and one location in Naples, Florida.

Net Income Available to Preferred and Common Shareholders. Net income available to preferred and common shareholders increased $3.2 million to $16.7 million in fiscal year 2011 from $13.5 million in fiscal year 2010.

Fiscal Year 2010 Compared to Fiscal Year 2009

Restaurant Sales. Restaurant sales increased $11.9 million, or 3.7%, to $337.7 million in fiscal year 2010 from fiscal year 2009. Ruth’s Chris comparable restaurants experienced a sales increase of 4.0% consisting of an entrée increase of 4.9% and a decrease in average check of 0.8%. Mitchell’s Fish Market comparable restaurants experienced a sales decrease of 0.4% consisting of an entrée decrease of 0.3% and a decrease in average check of 0.1%.

Franchise Income. Franchise income increased $1 million, or 9.5%, to $11.5 million in fiscal year 2010 from fiscal year 2009. The increase was driven primarily by a 6.1% increase in comparable franchise-owned restaurant sales.

Food and Beverage Costs. Food and beverage costs increased $5.0 million, or 5.2%, to $100.5 million in fiscal year 2010 from fiscal year 2009. As a percentage of restaurant sales, food and beverage costs increased to 29.8% in fiscal year 2010 from 29.3% in fiscal year 2009. This increase in food and beverage costs as a percentage of restaurant sales was primarily due to an increase in beef prices.

Restaurant Operating Expenses. Restaurant operating expenses increased $4.0 million, or 2.3%, to $177.5 million in fiscal year 2010 from fiscal year 2009. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 52.6% in fiscal year 2010 from 53.2% in fiscal year 2009 due to leveraging higher comparable restaurant sales.

General and Administrative Costs. General and administrative costs decreased $1.0 million, or 4.1%, to $22.8 million in fiscal year 2010 from fiscal year 2009 primarily due to a reduction in third party professional fees.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased $0.9 million, or 5.6% to $15.4 million in fiscal year 2010 from fiscal year 2009. The decrease in depreciation and amortization is primarily due to the home office sale in 2009 and certain assets being fully depreciated.

Pre-Opening Costs. Pre-opening costs were $0.4 million in fiscal year 2010. The 2010 pre-opening costs were related to the one new Company-owned restaurant in fiscal 2010. There were no new Company-owned restaurant openings in fiscal year 2009.

Loss on Impairment. We recognized a loss on the impairment of long-lived assets of $0.8 million in fiscal year 2010 compared to a loss on the impairment of long-lived and intangible assets of $8.0 million in fiscal year 2009. The loss on impairment recognized in fiscal year 2010 was related to the impairment of long-lived assets at two Ruth’s Chris restaurants.

Restructuring Expense (Benefit). In fiscal year 2010, we recognized $1.7 million of restructuring expense benefit, which included a release from liability by a developer where lease exit costs had been previously accrued and the correction of an immaterial prior year error in estimating lease exit costs. In fiscal year 2009, we recognized $40 thousand of restructuring expenses which consisted of a $417 thousand charge related to the settlement of lease obligations of undeveloped restaurant properties in Thousand Oaks, California, and Dedham, Massachusetts, offset by a $377 thousand reduction of the lease obligation for our corporate headquarters.

Loss on the Disposal of Property and Equipment, Net. Loss on the disposal of property and equipment was not significant in fiscal year 2010 compared to loss on disposal of property and equipment of $2.0 million in fiscal year 2009. Loss on disposal in fiscal year 2009 was primarily due to the sale of our former home office land and building in Metairie, Louisiana, and the sale of the home office land and building in Heathrow, Florida.

Interest Expense. Interest expense, net of interest income, decreased $3.6 million to $4.2 million in fiscal year 2010 from fiscal year 2009. The decrease in expense was primarily due to the decrease in the average amount outstanding of our revolving credit loan.

Income Tax Expense. Income tax expense in fiscal year 2010 was $4.8 million. In fiscal year 2009 the Company recognized a net benefit of $1.4 million. The change from an income tax benefit to income tax expense was primarily due to the $19.5 million increase in income from continuing operations before income tax in fiscal year 2010 compared to fiscal year 2009.

Income from Continuing Operations. Income from continuing operations increased $13.2 million, or 373%, to $16.8 million in fiscal year 2010 from income of $3.6 million in fiscal year 2009.

Discontinued Operations, Net of Income Tax Benefit. Discontinued operations resulted in a $0.9 million loss in fiscal year 2010 compared to $1.1 million of loss in fiscal year 2009. The 2010 discontinued operations loss primarily relates to a change in estimate related to lease exit costs of our former operations at one location in New York, New York, and one location in Naples, Florida.

Net Income Available to Preferred and Common Shareholders. Net income available to preferred and common shareholders increased $11.1 million to $13.5 million in fiscal year 2010 from $2.4 million in fiscal year 2009. Net income available to preferred and common shareholders in fiscal year 2010 included charges for preferred stock dividends of $2.2 million and accretion of preferred stock redemption value of $0.3 million.

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

Liquidity and Capital Resources

Our principal source of cash during fiscal year 2011 was net cash provided by operating activities. Our principal use of cash during fiscal year 2011 was the reduction of debt. We expect that in fiscal year 2012 our financial resources will be used primarily to: invest in new restaurants and restaurant remodels; pay down debt; as well as take advantage of other opportunities which Management believes will enhance shareholder value. We believe that our borrowing ability under our senior credit agreement coupled with our anticipated cash flow from operations should provide us with adequate liquidity in fiscal year 2012.

Senior Credit Facility

As of December 25, 2011, the Company had an aggregate of $22.0 million of outstanding indebtedness under its senior credit facility at an interest rate of 5.99% with approximately $103.4 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. The 5.99% includes a 3.56% interest rate on outstanding indebtedness, plus fees on the Company’s unused borrowing capacity and outstanding letters of credit. As of December 25, 2011, the Company is in compliance with all the covenants under its credit facility. As of February 29, 2012, the Company had an aggregate of $17.5 million of outstanding indebtedness under the senior credit agreement with approximately $78.3 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million.

On February 14, 2012, we entered into a Second Amended and Restated Credit Agreement with Wells Fargo Bank, as administrative agent, and certain other lenders. The Amended and Restated Credit Agreement, among other things:

•	decreases the overall revolving loan facility from $129.6 million to $100.0 million;

•	extends the maturity of borrowings to February 14, 2017;

•

decreases the interest rates applicable to borrowings based on our leverage ratio, ranging (a) from 2.00% to 2.75% (from 3.25% to 5.00%) above the applicable LIBOR rate or (b) at our option, from 1.00% to 1.75% (from 2.00% to 3.75%) above the applicable base rate;

•	reduces the commitment fees charged to any undrawn availability under the revolving loan facility, with such commitment fees based on our leverage ratio ranging from 0.20 % to 0.35%;

•	increases our ability to incur capital leases and other general liens, in both cases, to $10.0 million from $2.5 million;

•	reduces the fixed charge coverage ratio to 1.25:1.00 (from 1.35:1.00) and the maximum leverage ratio to 2.50:1.00 (from 3.75 to 1.00); and

•

increases our ability to make capital expenditures to (a) an amount not to exceed 75% of EBITDA if our leverage ratio is equal to or greater than 1.50:1.00 or (b) an unlimited amount if our leverage ratio is less than 1.50:1.00.

The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on our ability to enter into joint ventures, acquisitions, and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments.

The Amended and Restated Credit Agreement requires us to maintain a fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio of 2.50:1.00. Junior stock payments, which include both cash dividend payments and repurchases of common or preferred stock, are limited to $100 million through the end of the agreement. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default.

Capital Expenditures

Capital expenditures and other acquisitions aggregated $9.0 million in fiscal year 2011, $6.1 million in fiscal year 2010 and $4.3 million in fiscal year 2009. Capital expenditures in fiscal year 2011 pertained to relocating the Ruth’s Chris Steak House in Portland, Oregon, remodeling several Ruth’s Chris Steak House restaurants, and other capital expenditures. We anticipate capital expenditures in fiscal year 2012 will be approximately $10 to $12 million. We currently expect to open one Company-owned restaurant in fiscal year 2012.

Cash Flows

The following table summarizes our primary sources and uses of cash in the periods presented (in thousands):

	Fiscal Year
	2009	2010	2011
Net cash provided by (used in):
Operating activities	$28,436	$40,254	$39,337
Investing activities	6,412	(6,128)	(8,975)
Financing activities	(37,043)	(30,789)	(31,455)

Net increase (decrease) in cash and cash equivalents	$(2,195)	$3,337	$(1,093)

Operating Activities. Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising and general and administrative costs. Operating activities have provided cash flow primarily because operating revenues have exceeded cash based expenses.

Investing Activities. Net cash uses in fiscal years 2011 and 2010 were for the acquisition of property and equipment. The net cash provided by investing activities in fiscal year 2009 was attributable to $9.7 million in proceeds from the sale of corporate headquarters.

Financing Activities. Net cash used by financing activities in fiscal year 2011 was attributable to $29 million principal payments on long-term debt and $2.5 million cash dividends paid on preferred stock. Net cash used by financing activities in fiscal year 2010 was attributable to $74.5 million principal payments on long-term debt which exceeded the $25.4 million proceeds from the issuance of common stock and $25 million proceeds from issuance of Series A 10% redeemable preferred stock. Net cash used by financing activities in fiscal year 2009 was primarily attributable to $34.8 million principal payments on long-term debt.

Contractual Obligations

The following table summarizes our contractual obligations as of December 25, 2011:

	Payments due by period
	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations	$26.2	$1.3	$1.3	$23.6	$—
Operating lease obligations	306.6	24.6	24.6	70.2	187.2
Other purchase commitments	5.0	5.0	—	—	—

Total	$337.8	$30.9	$25.9	$93.8	$187.2

Long-term debt obligations include principal maturities and expected interest payments. Expected interest payments were estimated using the weighted average interest rate of 5.99% under our amended credit facility as of December 25, 2011. Operating lease obligations do not include contingent rent, common area maintenance, property taxes and other pass through charges from our landlords. The above table does not include recorded liabilities to vendors or employees.

Off-Balance Sheet Arrangements

As of December 25, 2011, we do not have any off-balance sheet arrangements.

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

Impairment of Long-Lived Assets

We review property and equipment (which includes leasehold improvements) for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flow and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of permanent impairment. In determining future cash flows, we make significant estimates with respect to future operating results of each restaurant over the expected remaining life of the primary asset in the restaurant. If assets are determined to be impaired, the loss on impairment is measured by calculating the amount by which the asset-carrying amount exceeds its fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record additional losses on impairment on these assets.

The judgments we make related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes of economic conditions, changes in usage or operating performance and desirability of the restaurant sites. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to recognize a material loss on impairment.

We account for exit or disposal activities, including restaurant closures, in accordance with Topic 360-10. The costs include the cost of disposing of the assets as well as other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. Upon disposal of the assets associated with a closed restaurant, any gain or loss is recorded in the same line within our consolidated statements of income as the original impairment.

Valuation and Recoverability of Goodwill, Franchise Rights and Trademarks

Goodwill, franchise rights and trademarks arose primarily from our acquisition of franchisee-owned Ruth’s Chris restaurants and our acquisition of Mitchell’s Fish Markets. The most significant acquisitions were completed in 1996, 1999, 2006, 2007 and 2008. Goodwill, trademarks, and franchise rights acquired prior to 2008, are not subject to amortization. Such assets must be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A variety of inherently uncertain estimates, judgments and projections are used in both assessing whether there has been an indicator that an impairment of an intangible asset may have occurred and estimating fair value of possibly impaired assets. Management is required to: project future sales and cash flows associated with a specific intangible asset; assess maintenance and capital improvement requirements; estimate the cost of capital (or discount rate) that a third party would use in assessing value for a specific intangible asset; and anticipate changes in usage and operating performance. Changes in the following will impact future assessments of whether or not our intangible assets have been impaired: our expectations regarding future sales and profitability; the economic environment;

competitive conditions; the desirability of restaurant sites; and the cost of capital to the restaurant industry generally and the Company specifically. We completed the most recent impairment test in December 2011 and determined that no impairment losses should be recognized related to goodwill or franchise rights. As discussed below, we did determine that an impairment should be recognized related to a Mitchell’s trademark and we recorded a $3.0 million reduction in the financial statement carrying value of the trademark with a corresponding loss on impairment.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; unfavorable results of testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets which could have a material impact on our consolidated financial statements. If we determine that an intangible asset may be impaired we are required to estimate its fair value. Because similar intangible assets are not bought and sold regularly in public markets, estimates of fair value of our intangible assets are inherently uncertain. Franchise rights and trademarks tend to be bought and sold as components of the business units being sold. Also, trademarks and franchise rights tend to be unique assets further complicating the task of estimating the fair value of such assets.

The goodwill impairment test involves a two-step process. The first step is a comparison of the carrying value of the reporting unit to its fair value, which is considered to be the individual restaurant acquired. Consistent with the valuation of restaurant operations, the Company utilizes a multiple of EBITDA to approximate the fair value of the reporting unit for purposes of completing Step 1 of the evaluation. The Company considers EBITDA multiples of publicly held companies, including its own, as well as other private reporting unit acquisitions. For reporting units whose estimated fair value exceed its carrying value, no impairment is recorded. As of December 25, 2011, the estimated fair values of all reporting units exceeded their respective carrying values. If a reporting unit’s fair value had not exceeded its carrying value as the balance sheet date, the Company would have completed Step 2 of the evaluation by comparing the implied fair value of goodwill with the net asset value of the reporting unit. The Company would have calculated the implied fair value by allocating the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the unit. The fair values of the reporting units with goodwill on the balance sheet as of December 25, 2011 significantly exceed their financial statement carrying values

The fair value of our franchise rights are estimated and compared to their carrying value. We estimate the fair value of these intangible assets using an excess earnings approach, which estimates value based upon the discounted value of future cash flow expected to be generated by Company-owned restaurants in the acquired trade area, net of all contributory asset returns. This calculation requires market based assumptions related to projected cash flows, projected capital expenditures, as well as a discount rate. We recognize an impairment loss when the estimated fair value of the franchise rights is less than its carrying value. We completed our impairment test of our franchise rights and concluded as of the date of the test, there was no impairment related to the acquisition of seven Company-owned restaurants acquired in 2006 from a franchisee because the estimated fair value exceed the financial statement carrying value by $5.1 million. A 50 basis point reduction in projected sales growth would reduce fair value of the franchise rights acquired by $1.2 million and a 100 basis point increase in the discount rate would reduce estimated fair value by $2.2 million.

The fair value of our acquired trademarks are estimated and compared to the financial statement carrying value. We recognize an impairment loss when the estimated fair value of a trademark is less than its carrying value. To determine the fair value of trademarks we use a relief-from-royalty valuation approach. This approach assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future revenue growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. During the fourth quarter of fiscal year 2011 in connection with our annual impairment test, we recorded a non-cash loss on impairment of $3.0 million to reduce the financial statement carrying value of the Mitchell’s Fish Market trademark to $9.2 million, which represents its estimated fair value. The estimated fair value declined primarily due to a change in the Company’s assumptions related to the projected sales growth of Mitchell’s Fish Market. The growth assumptions were revised in the fourth quarter of 2011 consistent with Company’s annual strategic plan. After adjustment, the estimated fair value of the Mitchell’s Fish Market trademark equaled its financial statement carrying value as of December 25, 2011. The following key variables could decrease the estimated fair value of the Mitchell’s Fish Market trademark and result in additional loss on impairment: a reduction of the projected annual unit growth by one restaurant would decrease estimated fair value by $1.6 million; a 50 basis point reduction in the assumed royalty rate would decrease estimated fair value by $1.9 million; or a 100 basis point increase in the discount rate would decrease estimated fair value by $0.7 million.

Declines in sales at our restaurants, and significant adverse changes in the operating environment for the restaurant industry may result in future impairment charges. Changes in circumstances, existing at the measurement date or at other times in the future, or in the estimates associated with management’s judgments and assumptions made in assessing the fair value of our goodwill, franchise rights and trademarks could result in an impairment charge.

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

Insurance Liability

We maintain various insurance policies for workers’ compensation, employee health, general liability, and property damage. Pursuant to those policies, we are responsible for losses up to certain limits and are required to estimate a liability that represents our ultimate exposure for aggregate losses below those limits. The recorded liabilities are based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. We use independent actuaries to develop the estimated workers’ compensation, general and employee health liabilities. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from our estimates, our financial results could be impacted.

Income Taxes

We account for income taxes in accordance with “Income Taxes,” Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740 (Topic 740). This Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We recognize deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities resulted in a net deferred tax asset, an evaluation is made of the probability of our ability to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. The realization of such net deferred tax will generally depend on whether we will have sufficient taxable income of an appropriate character within the carry-forward period permitted by the tax law. Without sufficient taxable income to offset the deductible amounts and carry forwards, the related tax benefits will expire unused. We have evaluated both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Measurement of deferred items is based on enacted tax laws.

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

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 25, 2011, the Company had $22 million of variable rate debt. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2012 of approximately $0.2 million.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of royalty revenue it receives from outside the U.S.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly take into account changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. The Company has purchase agreements for prime beef representing approximately 25% to 30% of our needs through August of 2012. The Company currently does not use financial instruments to hedge its risk to market price fluctuations in other food product prices. A hypothetical 10% fluctuation in beef prices would have an approximate impact ranging from $3.5 to $4.5 million on pre-tax earnings for fiscal year 2012.

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

The Company’s consolidated financial statements, together with the related notes and report of independent registered public accounting firm, are set forth in the pages indicated in Item 15 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 25, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 25, 2011 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2011. In making this assessment, management applied the criteria based on the “Internal Control—Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s assessment included documenting, evaluating, and testing the design and operating effectiveness of the Company’s internal control over financial reporting. Based upon this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 25, 2011.

KPMG LLP, the Company’s independent registered public accounting firm, has audited the financial statements included herein and issued an audit report on the Company’s internal control over financial reporting as of December 25, 2011, which follows.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ending December 25, 2011, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ruth’s Hospitality Group, Inc.:

We have audited Ruth’s Hospitality Group, Inc.’s internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ruth’s Hospitality Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ruth’s Hospitality Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ruth’s Hospitality Group, Inc. and subsidiaries as of December 26, 2010 and December 25, 2011, and the related consolidated statements of income, shareholders’ equity and cash flows for the fifty-two weeks ended December 27, 2009, December 26, 2010, and December 25, 2011, and our report dated March 2, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Orlando, Florida

March 2, 2012

Certified Public Accountants

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

We have adopted a Code of Conduct and Ethics Policy that applies to our principal executive officer, principal financial officer and principal accounting officer. The text of our Code of Conduct and Ethics Policy is posted on our website: www.rhgi.com. We intend to disclose future amendments to, or waivers from, certain provisions of the Code of Conduct and Ethics Policy on our website within four business days following the date of such amendment or waiver. Stockholders may request a free copy of the Code of Conduct and Ethics Policy from: Ruth’s Hospitality Group, Inc., Attention: Corporate Secretary, 1030 W. Canton Avenue, Suite 100, Winter Park, Florida 32789.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

The following table summarizes the number of stock options issued and shares of restricted stock granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 25, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under an Equity Compensation Plan (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2000 Stock Option Plan	45,502	$0.48	—
2005 Long-Term Equity Incentive Plan	2,757,401	$7.58	487,313

Total	2,802,903	$7.39	487,313

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

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

March 2, 2012

RUTH’S HOSPITALITY GROUP, INC.

By:	/s/ MICHAEL P. O’DONNELL
Michael P. O’Donnell Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Ruth’s Hospitality Group, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates
/s/ MICHAEL P. O’DONNELL Michael P. O’Donnell	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2012

/s/ ARNE G. HAAK Arne G. Haak	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2012

/s/ MARK W. OSTERBERG Mark W. Osterberg	Vice President of Accounting and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2012

/s/ ROBIN P. SELATI Robin P. Selati	Lead Director	March 2, 2012

/s/ CARLA R. COOPER Carla R. Cooper	Director	March 2, 2012

/s/ BANNUS B. HUDSON Bannus B. Hudson	Director	March 2, 2012

/s/ ROBERT S. MERRITT Robert S. Merritt	Director	March 2, 2012

/s/ STEPHEN C. SHERRILL Stephen C. Sherrill	Director	March 2, 2012

/s/ ALAN VITULI Alan Vituli	Director	March 2, 2012

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ruth’s Hospitality Group, Inc.:

We have audited the accompanying consolidated balance sheets of Ruth’s Hospitality Group, Inc. and subsidiaries as of December 26, 2010 and December 25, 2011, and the related consolidated statements of income, shareholders’ equity and cash flows for the fifty-two weeks ended December 27, 2009, December 26, 2010, and December 25, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ruth’s Hospitality Group, Inc. and subsidiaries as of December 26, 2010 and December 25, 2011, and the results of their operations and their cash flows for the fifty-two weeks ended December 27, 2009, December 26, 2010, and December 25, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ruth’s Hospitality Group, Inc.’s internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Orlando, Florida

March 2, 2012

Certified Public Accountants

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in thousands, except share and per share data)

	December 26, 2010	December 25, 2011
Assets
Current assets:
Cash and cash equivalents	$5,018	$3,925
Accounts receivable, less allowance for doubtful accounts 2010—$350; 2011—$382	11,977	12,715
Inventory	7,521	7,358
Prepaid expenses and other	1,314	1,448
Deferred income taxes	1,672	1,623

Total current assets	27,502	27,069
Property and equipment, net of accumulated depreciation 2010—$91,383; 2011—$104,773	105,151	99,154
Goodwill	22,097	22,097
Franchise rights	32,200	32,200
Trademarks	13,718	10,676
Other intangibles, net of accumulated amortization 2010—$1,522; 2011—$2,037	7,138	6,470
Deferred income taxes	36,795	38,928
Other assets	4,468	3,626

Total assets	$249,069	$240,220

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,710	$8,014
Accrued payroll	12,115	12,914
Accrued expenses	8,415	9,127
Deferred revenue	28,238	30,082
Other current liabilities	8,385	6,182

Total current liabilities	65,863	66,319
Long-term debt	51,000	22,000
Deferred rent	22,284	23,037
Other liabilities	6,023	5,333

Total liabilities	145,170	116,689

Commitments and contingencies (Note 13)	—	—
Series A 10% Redeemable Convertible Preferred Stock, par value $0.01 per share; 25,000 shares authorized, issued and outstanding, liquidation preference of $25,000 at December 25, 2011	23,538	23,891
Shareholders’ equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 33,981,509 shares issued and outstanding at December 26, 2010 34,150,389 shares issued and outstanding at December 25, 2011	339	341
Additional paid-in capital	198,304	200,524
Accumulated deficit	(118,282)	(101,225)
Treasury stock, at cost; 71,950 shares at December 26, 2010 and December 25, 2011	—	—

Total shareholders’ equity	80,361	99,640

Total liabilities, preferred stock and shareholders’ equity	$249,069	$240,220

See accompanying notes to consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar amounts in thousands, except share and per share data)

	Fiscal Year Ended
	December 27, 2009	December 26, 2010	December 25, 2011
Revenues:
Restaurant sales	$325,818	$337,721	$353,606
Franchise income	10,533	11,532	12,464
Other operating income	3,560	3,722	3,503

Total revenues	339,911	352,975	369,573
Costs and expenses:
Food and beverage costs	95,474	100,475	109,577
Restaurant operating expenses	173,489	177,538	183,294
Marketing and advertising	11,557	11,469	11,806
General and administrative costs	23,777	22,800	22,803
Depreciation and amortization expenses	16,278	15,360	14,859
Pre-opening costs	16	387	192
Loss on impairment	7,965	805	3,042
Restructuring expense (benefit)	40	(1,683)	(502)
Loss on the disposal of property and equipment, net	1,963	21	436

Operating income	9,352	25,803	24,066
Other income (expense):
Interest expense	(7,754)	(4,244)	(2,892)
Other	526	20	(486)

Income from continuing operations before income tax expense	2,124	21,579	20,688
Income tax expense (benefit)	(1,427)	4,769	1,597

Income from continuing operations	3,551	16,810	19,091
Discontinued operations:
Loss (income) from operations of discontinued restaurants, net of income tax benefit (expense): 2009—$879; 2010—$455; 2011—$182	1,132	853	(458)

Net income	2,419	15,957	19,549

Preferred stock dividends	—	2,178	2,493
Accretion of preferred stock redemption value	—	309	353

Net income available to preferred and common shareholders	$2,419	$13,470	$16,703

Basic earnings per common share:
Continuing operations	$0.15	$0.36	$0.38
Discontinued operations	(0.05)	(0.02)	0.01

Basic earnings per share	$0.10	$0.34	$0.39

Diluted earnings per common share:
Continuing operations	$0.15	$0.36	$0.38
Discontinued operations	(0.05)	(0.02)	0.01

Diluted earnings per share	$0.10	$0.34	$0.39

Shares used in computing net income per common share:
Basic	23,566,358	32,513,867	34,093,104
Diluted	23,733,260	40,239,854	43,252,101

See accompanying notes to consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Dollar and share amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Shareholders’ Equity
	Shares	Value			Shares	Value
Balance at December 28, 2008	23,452	$235	$171,387	$(134,480)	72	$—	$37,142

Net income	—	—	—	2,419	—	—	2,419
Shares issued under stock option plan including tax effects	155	1	39	—	—	—	40
Stock-based compensation	—	—	2,163	—	—	—	2,163
Repurchase of Restricted Stock	—	—	—	—	—	—	—

Balance at December 27, 2009	23,607	$236	$173,590	$(132,061)	72	$—	$41,765

Net income	—	—	—	15,957	—	—	15,957
Preferred stock dividends	—	—	—	(2,178)	—	—	(2,178)
Issuance of common stock from rights offering	10,147	101	25,267				25,368
Cost of common stock issuance	—	—	(2,049)	—	—	—	(2,049)
Accretion of preferred stock redemption value	—	—	(309)	—	—	—	(309)
Shares issued under stock option plan including tax effects	227	2	132	—	—	—	134
Stock-based income tax adjustments to equity	—	—	(508)	—	—	—	(508)
Stock-based compensation	—	—	2,181	—	—	—	2,181

Balance at December 26, 2010	33,981	$339	$198,304	$(118,282)	72	$—	$80,361

Net income	—	—	—	19,549	—	—	19,549
Preferred stock dividends	—	—	—	(2,493)	—	—	(2,493)
Accretion of preferred stock redemption value	—	—	(353)	—	—	—	(353)
Shares issued under stock option plan including tax effects	169	2	43	—	—	—	45
Stock-based compensation	—	—	2,531	—	—	—	2,531

Balance at December 25, 2011	34,150	$341	$200,524	$(101,225)	72	$—	$99,640

See accompanying notes to consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	52 Weeks Ending
	December 27, 2009	December 26, 2010	December 25, 2011
Cash flows from operating activities:
Net income	$2,419	$15,957	$19,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,499	15,360	14,859
Deferred income taxes	(3,298)	832	(2,084)
Non-cash interest expense	1,127	774	728
Loss on the disposal of property and equipment, net	1,126	21	436
Loss on the disposal of assets held for sale	837	—	—
Loss on impairment	8,634	805	3,042
Amortization of below market lease	198	198	226
Restructuring expense (benefit)	40	(1,683)	(502)
Stock-based compensation expense	2,163	2,181	2,531
Changes in operating assets and liabilities:
Accounts receivables	3,288	(1,898)	(738)
Inventories	1,262	(153)	163
Prepaid expenses and other	2,080	32	(134)
Other assets	51	156	163
Accounts payable and accrued expenses	(4,658)	5,334	1,002
Deferred revenue	(1,586)	403	1,844
Deferred rent	(291)	1,641	753
Other liabilities	(1,455)	294	(2,501)

Net cash provided by operating activities	28,436	40,254	39,337

Cash flows from investing activities:
Acquisition of property and equipment	(4,270)	(6,128)	(8,975)
Proceeds on disposal of property and equipment, net	1,019	—	—
Proceeds on disposal of assets held for sale	9,663	—	—

Net cash provided by (used in) investing activities	6,412	(6,128)	(8,975)

Cash flows from financing activities:
Net principal repayments on long-term debt	(34,750)	(74,500)	(29,000)
Proceeds from issuance of common stock	—	25,368	—
Proceeds from the issuance of Series A 10% redeemable convertible preferred stock	—	25,000	—
Income tax benefits credited to equity upon exercise of stock options	24	74	2
Proceeds from exercise of stock options and warrants	16	60	43
Dividend payments	—	(1,582)	(2,500)
Equity offering costs	—	(3,820)	—
Deferred financing costs	(2,333)	(1,389)	—

Net cash provided by (used in) financing activities	(37,043)	(30,789)	(31,455)

Net (decrease) increase in cash and cash equivalents	(2,195)	3,337	(1,093)

Cash and cash equivalents at beginning of period	3,876	1,681	5,018

Cash and cash equivalents at end of period	$1,681	$5,018	$3,925

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$7,978	$4,398	$2,192
Income taxes	$1,511	$2,138	$3,003
Noncash investing and financing activities:
Excess accrual-based acquistion of property and equipment	$1,668	$434	$69
Preferred stock dividends declared	$—	$596	$589
Stock-based compensation APIC pool adjustments	$119	$508	$—

See accompanying notes to consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share data)

(1) Organization and Description of Business

Ruth’s Hospitality Group, Inc. and its subsidiaries (the Company) operate 63 Ruth’s Chris Steak House, 19 Mitchell’s Fish Market, and three Cameron’s Steakhouse restaurants and sell franchise rights to Ruth’s Chris Steak House franchisees giving them the exclusive right to operate similar restaurants in a particular location designated in the franchise agreement. At December 25, 2011 and December 26, 2010, there were 153 and 154 restaurants operating, respectively. Of the 153 restaurants operating at December 25, 2011, 63 were Company-owned Ruth’s Chris Steak House restaurants, 68 were Ruth’s Chris Steak House franchise restaurants, 19 were Company-owned Mitchell’s Fish Markets and three were Company-owned Cameron’s Steakhouse restaurants. Of the 154 restaurants operating at December 26, 2010, 64 were Company-owned Ruth’s Chris Steak House restaurants, 67 were Ruth’s Chris Steak House franchise restaurants, 20 were Company-owned Mitchell’s Fish Markets and three were Company-owned Cameron’s Steakhouse restaurants. In February 2008, the Company completed the acquisition of all of the operating assets and intellectual property of Mitchell’s Fish Market, operating under the names Mitchell’s Fish Market and Columbus Fish Market, and Cameron’s Steakhouse from Cameron Mitchell Restaurants, LLC. The acquired operations are included in the consolidated financial statements from the date of acquisition.

The following table summarizes the changes in the number of Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse Company-operated and franchised restaurants during the thirteen and fifty-two weeks ended December 25, 2011.

	13 Weeks Ending December 25, 2011			52 Weeks Ending December 25, 2011
Ruth’s Chris Steak House	Company	Franchised	Total	Company	Franchised	Total
Beginning of period	63	68	131	64	67	131
New	—	1	1	—	2	2
Closed	—	1	1	1	1	2

End of period	63	68	131	63	68	131

% of total	48%	52%	100%	48%	52%	100%

Mitchell’s Fish Market	Company	Franchised	Total	Company	Franchised	Total
Beginning of period	20	—	20	20	—	20
New	—	—	—	—	—	—
Closed	1	—	1	1	—	1

End of period	19	—	19	19	—	19

% of total	100%	0%	100%	100%	0%	100%

Cameron’s Steakhouse	Company	Franchised	Total	Company	Franchised	Total
Beginning of period	3	—	3	3	—	3
New	—	—	—	—	—	—
Closed	—	—	—	—	—	—

End of period	3	—	3	3	—	3

	100%	0%	100%	100%	0%	100%
Consolidated

Total system	85	68	153	85	68	153

% of total	56%	44%	100%	56%	44%	100%

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except share and per share data)

(2) Summary of Significant Accounting Policies

(a) Reporting Period

The Company utilizes a 52- or 53-week reporting period ending on the last Sunday of December. The periods ended December 25, 2011 (fiscal year 2011), December 26, 2010 (fiscal year 2010) and December 27, 2009 (fiscal year 2009) each had a 52-week reporting period.

(b) Principles of Consolidation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

(h) Goodwill, Franchise Rights and Trademarks

Goodwill and trademarks acquired in a purchase business combination that are determined to have an indefinite useful life are not amortized, but tested for impairment at least annually in accordance with the provisions of “Intangibles—Goodwill and Other,” Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350 (Topic 350). Goodwill and trademarks are tested annually for

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except share and per share data)

impairment on a reporting unit basis and more frequently if events and circumstances indicate that the asset might be impaired. For purposes of testing goodwill impairment, a reporting unit is defined as a restaurant location. For purposes of testing trademark impairment, a reporting unit is defined as a group of acquired restaurants sharing a common trade name. An impairment loss is recognized to the extent that the financial statement carrying amount exceeds the asset’s fair value.

Franchise rights acquired prior to 2008 in a purchase business combination that are determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually on a reporting unit basis, which is defined as a group of reacquired restaurants, and more frequently if events and circumstances indicate that the asset might be impaired. The Company allows and expects franchisees to renew agreements indefinitely ensuring consistent cash flows. As a result, acquired franchise rights are determined to have indefinite useful lives. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Franchise rights acquired after 2007 are no longer considered to have indefinite useful lives and are amortized in accordance with Topic 350.

(i) Impairment or Disposal of Long-Lived Assets

In accordance with “Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets,” FASB ASC Topic 360-10 (Topic 360-10), long lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the financial statement carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Key assumptions in the determination of fair value are the future after-tax cash flows of the restaurant and discount rate. The after-tax cash flows incorporate reasonable sales growth and margin improvement assumptions that would be used by a franchisee in the determination of a purchase price for the restaurant. Estimates of future cash flows are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions. The discount rate used in the fair value calculations is our estimate of the required rate of return that a franchisee would expect to receive when purchasing a similar restaurant or groups of restaurants and the related long-lived assets. The discount rate incorporates rates of returns for historical refranchising market transactions and is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the consolidated balance sheets. Assets classified as held for sale are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated. We had no assets classified as held for sale as of the end of either fiscal years 2010 or 2011.

We account for exit or disposal activities, including restaurant closures, in accordance with Topic 360-10. Such costs include the cost of disposing of the assets as well as other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. Upon disposal of the assets associated with a closed restaurant, any gain or loss is recorded in the same line within our consolidated statements of income as the original impairment.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except share and per share data)

(j) Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining bank and other long-term financing. The Company paid financing costs of $2,333, $1,389 and $0 in fiscal years 2009, 2010 and 2011, respectively, and amortizes these costs using a method that approximates the effective interest method over the term of the related financing. Amortization of deferred financing costs was $1,127, $774 and $768 in fiscal years 2009, 2010 and 2011, respectively, and is included in interest expense on the consolidated statements of income.

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

(l) Marketing and Advertising

Marketing and advertising expenses in the accompanying consolidated statements of income include advertising expenses of approximately $8.1 million, $8.1 million and $8.3 million in fiscal years 2009, 2010 and 2011, respectively. Advertising costs are expensed as incurred.

(m) Insurance Liability

The Company maintains various policies for workers’ compensation, employee health, general liability and property damage. Pursuant to those policies, the Company is responsible for losses up to certain limits. The Company records liabilities for the estimated exposure for aggregate losses below those limits. The recorded liabilities are based on estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. The estimated liabilities are not discounted and are based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. We use independent actuaries to develop estimates of the workers’ compensation, general and employee health care liabilities.

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

The Company applies the provisions of “Income Taxes,” FASB ASC Topic 740 (Topic 740). Topic 740 requires that a position taken or expected to be taken in a tax return be recognized (or derecognized) in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Our continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense.

(p) Derivative Instruments

The Company utilized derivative instruments during fiscal years 2009 and 2010 to economically hedge interest rate risk. The Company does not apply hedge accounting as defined by “Derivatives and Hedging,” FASB ASC Topic 815 (Topic 815) and any changes in fair value of the derivative instruments are marked to market through earnings in the period of change. Cash flows related to derivatives are included in operating activities. At December 26, 2010 and December 25, 2011, there are no open derivative instruments.

(q) Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. Restaurant sales are presented net of sales taxes and discounts. Deferred revenue primarily represents the Company’s liability for gift cards that have been sold but not yet redeemed, and is recorded at the expected redemption value. When the gift cards are redeemed, the Company recognizes restaurant sales and reduces the deferred revenue. Company issued gift cards redeemed at franchise-owned locations reduce the deferred revenue but do not result in restaurant sales. The expected redemption value of gift cards represents the full value of all gift cards issued less the amount the Company has recognized as other operating income for gift cards that are not expected to be redeemed. The Company recognizes as other operating income the remaining value of gift cards that have not been redeemed 18 months following the last date of card activity.

The Company franchises Ruth’s Chris Steak House restaurants. The Company executes franchise agreements for each franchise restaurant, which sets out the terms of its arrangement with the franchisee. The franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. The Company collects ongoing royalties of 5% of sales at franchise restaurants plus a 1% advertising fee applied to national advertising expenditures. The Company is not required to perform any services for the ongoing royalties and thus these royalties are recognized when the royalties are due from the franchisee on a monthly basis. These ongoing royalties are reflected in the accompanying consolidated statements of income as franchise income. The 1% advertising fee is not recorded as revenue, but rather is recorded as a liability against which specified advertising and marketing costs are charged.

The Company executes an area development agreement with franchisees that gives each franchisee exclusive rights to develop a specific number of restaurants within a specified area. The Company charges an initial development fee at the time the area development agreements are executed. This fee is related to feasibility studies of the area, certification of the franchisee and for the development opportunities lost or deferred as a result of the rights granted. These services are performed prior to the execution of the agreement. The Company recognizes the initial area development fee upon the signing of the area development agreement by the franchisee.

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

(r) Foreign Revenues

The Company currently has 14 international franchise locations in Aruba, Canada, Mexico, China (Hong Kong), Japan, Taiwan and the United Arab Emirates. In accordance with its franchise agreements relating to these international locations, the Company receives royalty revenue from these franchisees in U.S. dollars. Franchise fee revenues from international locations were $1.9 million, $2.2 million and $2.4 million in fiscal years 2009, 2010 and 2011, respectively.

(s) Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with “Compensation—Stock Compensation,” FASB ASC Topic 718 (Topic 718) using the modified prospective transition method. Stock-based compensation cost includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and b) compensation cost for all share-based payments granted subsequent to December 26, 2005, based on the grant date fair value estimated in accordance with the provisions of Topic 718. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award.

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

(u) Fair Value of Financial Instruments

Fair value is defined under “Fair Value Measurements and Disclosures,” FASB ASC Topic 820 (Topic 820) as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. Topic 820 also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except share and per share data)

(v) Earnings Per Share

Basic earnings per common share is computed under the two-class method in accordance with “Earnings Per Share,” FASB ASC Topic 260 (Topic 260). Under the two-class method, a portion of net income is allocated to participating securities, such as the Company’s Preferred Stock, and therefore is excluded from the calculation of basic earnings per share allocated to common shares. Diluted earnings per common share is computed by dividing the net income available to preferred and common shareholders for the period by the weighted average number of common and potential common shares outstanding during the period. Net income, in both the basic and diluted earnings per common share calculations, is reduced by the Company’s Preferred Stock dividends and accretion of the Company’s Preferred Stock to its redemption value to arrive at net income available to common and preferred shareholders.

(w) Contingencies

The Company recognizes liabilities for contingencies when there is an exposure that indicates it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of impairment or loss can be reasonably estimated.

(x) Segment Reporting

As of December 25, 2011, we operated the Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse restaurant concepts in North America as operating segments. The concepts operate within the full-service dining industry, providing similar products to similar customers. The concepts also possess similar economic characteristics, resulting in similar long-term expected financial performance characteristics. Revenues from external customers are derived principally from food and beverage sales. We do not rely on any major customers as a source of revenue. We believe we meet the criteria for aggregating our operating segments into a single reporting segment.

(y) Recent Accounting Pronouncements for Future Application

Accounting standards that have been issued by the FASB or other standard-setting bodies that are not yet required to be adopted are not expected to have a material impact on the consolidated financial statements upon adoption.

(3) Goodwill, Franchise Rights and Trademarks

During the fourth quarter of fiscal year 2011, the Company completed an analysis to determine if goodwill and certain intangible assets were impaired as of the balance sheet date. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain.

    Franchise Rights

Owned franchise rights that have been determined to have indefinite lives must be reviewed for potential impairment annually and when triggering events are detected. No impairment charges on franchise rights were recognized in fiscal years 2010 and 2011. During the fourth quarter of fiscal 2009, the Company recorded non-cash impairment charges of $5.1 million for franchise rights previously recorded as part of the acquisition of ten formerly franchised restaurants in the Pacific Northwest, Midwest and Florida, reducing the carrying value from $37.3 million to $32.2 million. This reduction was primarily due to weakening 2009 sales impacting future sales and profitability assumptions.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except share and per share data)

To determine the fair value of acquired franchise rights, the Company used a multi-period excess earnings approach. This approach involves projecting future earnings, discounting those earnings using an appropriate market discount rate and subtracting a contributory charge for net working capital, property and equipment, assembled workforce and customer relationships to arrive at excess earnings attributable to these franchise rights. The Company calculated the present value of cash flows generated from future excess earnings and determined that the fair values exceeded the financial statement carrying value as of December 25, 2011.

    Trademarks

In accordance with Topic 350, owned trademarks that have been determined to have indefinite lives must be reviewed for potential impairment annually and when triggering events are detected. During the fourth quarter of fiscal year 2011, in connection with our annual impairment test, the Company recorded a non-cash loss on impairment of $3.0 million to reduce the financial statement carrying value of the Mitchell’s Fish Market trademark to $9.2 million, which represents its estimated fair value as of December 25, 2011. The estimated fair value declined primarily due to a change in the Company’s assumptions related to the projected sales growth of Mitchell’s Fish Market. The growth assumptions were revised in the fourth quarter of fiscal year 2011 consistent with Company’s annual strategic plan. During the fourth quarter of fiscal year 2009, the Company recorded a non-cash $0.2 million loss on impairment of trademarks acquired in the Mitchell’s acquisition. This reduction was primarily due to the weakening of 2009 sales impacting future sales and profitability assumptions.

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

    Goodwill

No impairment charges related to goodwill were recognized in fiscal years 2010 or 2011. During the fourth quarter of fiscal year 2009, the Company recorded non-cash goodwill impairment charges of $2.2 million, reducing the carrying value from $24.3 million to $22.1 million. The impairment charges were related to goodwill recorded as part of the acquisition of the Ruth’s Chris Steak House restaurant in Palm Desert, California, in 2002.

In performing the fiscal year 2011 evaluation of goodwill impairment under Topic 350-20 Step 1, the Company compared the carrying value of the reporting unit, which is considered to be the individual restaurant, to its fair value. Consistent with the valuation of restaurant operations, the Company utilized a multiple of EBITDA to approximate the fair value of the reporting unit for purposes of completing Step 1 of the evaluation. The Company considered EBITDA multiples of publicly held companies, including its own, as well as recent industry acquisitions. For reporting units whose estimated fair value exceeded its carrying value, no impairment is recorded. As of December 25, 2011, the estimated fair values of all reporting units exceeded their respective carrying values.

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

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except share and per share data)

The financial statement carrying values of the Company’s franchise rights, trademarks, and goodwill were as follows:

		Franchise Rights	Trademarks
Balance as of December 27, 2009		$32,200	$13,718

Balance as of December 26, 2010		32,200	13,718

Loss on impairment		—	(3,042)

Balance as of December 25, 2011		$32,200	$10,676

	Gross Goodwill	Accumulated Impairment Losses	Net Carrying Value of Goodwill
Balance as of December 27, 2009	$55,469	$(33,372)	$22,097

Balance as of December 26, 2010	55,469	(33,372)	22,097

Balance as of December 25, 2011	$55,469	$(33,372)	$22,097

Any losses are included in “loss on impairment” in the accompanying consolidated statements of income.

(4) Property and Equipment, net

Property and equipment consists of the following:

	December 26, 2010	December 25, 2011
Land	$1,471	$1,471
Building and building improvements	25,223	25,237
Equipment	29,603	30,771
Computer equipment	9,069	9,344
Furniture and fixtures	16,038	17,372
Automobiles	27	27
Leasehold improvements	113,653	116,082
Construction-in-progress	1,450	3,623

	196,534	203,927
Less accumulated depreciation	(91,383)	(104,773)

	$105,151	$99,154

During the fiscal year 2010, the Company recorded a loss on impairment of long-lived assets held for use in the amount of $0.8 million related to two Company-owned Ruth’s Chris Steak House restaurants. During the fiscal year 2009, the Company recorded a loss on impairment of long-lived assets held for use in the amount of $1.1 million. On December 15, 2009, the Company completed the sale of the home office building in Heathrow, Florida. The sale generated net proceeds of approximately $9.7 million, which were used to reduce borrowings under the credit facility. The Company recorded a loss of $0.8 million related to the sale, which is included in the caption loss on disposal of property and equipment, net in the accompanying consolidated statements of income.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except share and per share data)

(5) Long-term Debt

Long-term debt consists of the following:

	December 26, 2010	December 25, 2011
Senior Credit Facility:
Revolving credit facility	$51,000	$22,000
Less current maturities	—	—

	$51,000	$22,000

As of December 25, 2011, the Company had an aggregate of $22.0 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 5.99% with approximately $103.4 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. As of December 25, 2011, our borrowing rate on the $22.0 million of outstanding indebtedness was 3.56%. As of December 25, 2011, the Company is in compliance with all the covenants under its credit facility.

On February 14, 2012, the Company entered into a Second Amended and Restated Credit Agreement with Wells Fargo Bank, as administrative agent, and certain other lenders (the Amended and Restated Credit Agreement), reducing the overall facility from $129.6 million to $100.0 million and extending the maturity of the borrowings to February 14, 2017. The revolving credit facility is available to be used for working capital and other general corporate purposes. The Amended and Restated Credit Agreement now allows for loan advances plus outstanding letters of credit of up to $100.0 million to be outstanding at any time that the conditions for borrowings are met. The Amended and Restated Credit Agreement also:

•

decreases the interest rates applicable to borrowings based on the Company’s actual leverage ratio, ranging (a) from 2.00% to 2.75% (from 3.25% to 5.00%) above the applicable LIBOR rate or (b) at the Company’s option, from 1.00% to 1.75% (from 2.00% to 3.75%) above the applicable base rate;

•	reduces the commitment fees charged to any undrawn availability under the revolving loan facility, with such commitment fees based on the Company’s actual leverage ratio;

•	increases the Company’s ability to incur capital leases and other general liens, in both cases, to $10.0 million from $2.5 million;

•	reduces the fixed charge coverage ratio to 1.25:1.00 (from 1.35:1.00) and the maximum leverage ratio to 2.50:1.00 (from 3.75 to 1.00); and

•

increases the Company’s ability to make capital expenditures to (a) an amount not to exceed 75% of EBITDA if its leverage ratio is equal to or greater than 1.50:1.00 or (b) an unlimited amount if its leverage ratio is less than 1.50:1.00.

The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on our ability to enter into joint ventures, acquisitions, and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Amended and Restated Credit Agreement requires the Company to maintain a fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio of 2.50:1.00. Junior stock payments, which include both cash dividend payments and repurchases of common or preferred stock, are limited to $100 million through

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except share and per share data)

the end of the agreement. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default.

(6) Redeemable Convertible Preferred Stock

In February 2010, the Company issued and sold 25,000 shares of Preferred Stock to Bruckmann, Rosser, Sherrill & Co. Management, L.P. and affiliates (BRS) in a private placement transaction for $23.2 million, net of approximately $1.8 million in closing and issuance costs. The Preferred Stock is classified on the accompanying consolidated balance sheets as temporary shareholders’ equity since the shares have certain conditions that allow the holder to redeem the Preferred Stock for cash, and for which redemption is not solely within the control of the Company.

Each share of the Preferred Stock has an initial liquidation preference of $1,000. The holders of the Preferred Stock are entitled to quarterly dividends accruing at a 10% annual rate payable on the following dates: January 1, April 1, July 1 and October 1. Any unpaid dividends are added to the liquidation preference and compound on the subsequent dividend payment dates. The Preferred Stock also has certain participation features that require additional Preferred Stock dividends in the event a cash dividend or other distribution in cash has been declared on the Company’s common stock. The Company’s senior credit facility limited the amount of dividends the Company may pay annually to $1.0 million. The Company received a waiver of the annual $1.0 million dividend limit for purposes of paying the dividends due on July 1, 2011 and October 1, 2011. The Amended and Restated Credit Agreement now provides for a $100 million limit on junior stock payments (including preferred stock dividends).

The Preferred Stock is also convertible, under certain circumstances, into the number of shares of the Company’s common stock equal to the quotient of the liquidation preference, including accrued dividends, divided by the conversion price. The conversion price was initially set at $2.90 per share, and is subject to change based on certain customary anti-dilution provisions. Using the liquidation preference of $25.0 million as of December 25, 2011, a conversion of Preferred Stock into the Company’s common stock would result in the issuance of 8,620,690 additional common shares. The Preferred Stock is convertible at any time, at the option of the holders. As required by the Registration Rights Agreement, the Company has registered these potentially convertible shares with the Securities and Exchange Commission (SEC). The Company has the option to convert the Preferred Stock, in whole or in part, after February 12, 2012 if the closing price of the Company’s common stock equals or exceeds 225% of the then applicable conversion price for a period of 20 trading days over any 30 consecutive trading day period. Therefore, assuming that the conversion price is not changed due to customary anti-dilutive provisions and remains at $2.90, if the Company’s common stock trades in excess of $6.525 per share for the requisite period, the Company would have the option to convert the Preferred Stock to common stock and eliminate the Preferred Stock dividend.

At the option of the Company, the Preferred Stock may be redeemed on or after February 12, 2015 without regard to the Company’s stock price. The Company shall not be permitted to redeem less than all of the outstanding shares of the Preferred Stock if such partial redemption would result in the holder holding more than 0% and less than 5% of the Company’s voting securities. At the option of the holders, the Preferred Stock may be redeemed on or after February 12, 2017. The redemption price per share will equal the liquidation preference, including any accrued dividends. In accordance with FASB ASC Topic 480-10-S99, the Company accretes the carrying value of Preferred Stock to its redemption value of $25 million from the date of issuance to the earliest redemption date, February 12, 2015.

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

The holders of shares of Preferred Stock are entitled to vote with the holders of the common stock on all matters submitted to a vote of stockholders of the Company, except as otherwise provided or by applicable law. Each holder of shares of Preferred Stock is entitled to the number of votes equal to the product (rounded down to the nearest number of whole shares) of one times the largest number of whole shares of common stock into which all shares of Preferred Stock held of record by such holder could then be converted at the record date for the determination of the stockholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders is first executed. In any case in which the holders of shares of Preferred Stock are entitled to vote as a separate series to the exclusion of the holders of the common stock, each holder of shares of Preferred Stock is entitled to one vote for each share of Preferred Stock held at the record date for the determination of the stockholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is first executed. The holders of Preferred Stock have the right to veto certain actions of the Company that might dilute, or alter the rights of, the Preferred Stock.

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

(7) Shareholders’ Equity

The holders of the Company’s common stock are entitled to one vote per share on all matters to be voted on by the Company’s shareholders. On February 12, 2010, the Company closed a rights offering and sold 10,147,451 shares of the Company’s common stock, at a subscription price of $2.50 per share, for an aggregate purchase price of approximately $25.4 million. The Company received proceeds of $23.3 million, net of approximately $2.1 million in closing and issuance costs.

(8) Employee Benefit Plan

In 2000, the Company established a 401(k) plan. The Company matches the employees’ contributions at year end. Employees vest in the Company’s contributions based upon their years of service. The Company’s expenses relating to matching contributions were approximately $275, $250 and $280 for fiscal 2009, 2010 and 2011, respectively. The 401(k) plan includes a profit sharing component to the plan that provided for a payment to all employees if the Company achieved certain predetermined financial targets. The Company did not record expenses related to profit sharing in fiscal years 2009, 2010 or 2011.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except share and per share data)

(9) Incentive and Stock Option Plans

As of December 25, 2011, the Company had the following share-based compensation plans:

2000 Stock Option Plan

The Company established a stock option plan (the “2000 Stock Option Plan”) which allowed the Company’s Board of Directors to grant stock options to directors, officers, key employees, and other key individuals performing services for the Company. The 2000 Stock Option Plan authorized grants of options to purchase up to 1,765,981 shares of authorized but unissued shares of common stock. The Plan provided for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to ten years from date of grant. Under the Company’s 2000 Stock Option Plan, there are 45,502 shares of common stock issuable upon exercise of currently outstanding options at December 25, 2011. There are no shares available for future grants under the 2000 Stock Option Plan.

2005 Long-Term Equity Incentive Plan

In connection with the initial public offering, the Company adopted the Ruth’s Chris Steak House, Inc. 2005 Long-Term Equity Incentive Plan (the “2005 Equity Incentive Plan”), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2005 Equity Incentive Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable, and restricted stock vests, at various periods ranging from one to five years from date of grant. Effective May 22, 2008, the 2005 Equity Incentive Plan was amended, with stockholder approval, to increase the number of shares authorized for issuance under the plan by 1,500,000 shares. Under the 2005 Equity Incentive Plan, as amended, there are 2,757,401 shares of common stock issuable upon exercise of currently outstanding options and restricted stock awards at December 25, 2011, and 487,313 shares available for future grants.

During the fiscal year 2010, the Company issued 830,000 shares of restricted stock to certain employees, executive officers and directors from available shares under its 2005 Equity Incentive Plan, as amended. The shares were issued with a grant date fair market value equal to $4.31 per restricted share. The restricted share price was equal to the closing price of the stock on the date of the grants. For the director grantees, one-third of the restricted stock grant vests on each of the three anniversary dates following the grant date. For the employee and executive officer grantees, the entire stock grant vests on the third anniversary of the grant.

During the fiscal year 2011, the Company issued 255,000 shares of restricted stock to certain employees and executive officers from available shares under its 2005 Equity Incentive Plan, as amended. The shares were issued with a grant date fair market value equal to the closing price of the stock on the date of the grants. The stock grants vest on the third anniversary of the grant date. The Company recorded $2.2, $2.2 and $2.5 million in total stock option and restricted stock compensation expense during fiscal years 2009, 2010 and 2011, respectively, that was classified primarily as general and administrative costs. The Company recognized $0.3, $0.2 and $0.8 million in income tax benefit related to stock-based compensation plans during fiscal years 2009, 2010 and 2011, respectively. As of December 25 2011, the Company had a $4.0 million Additional Paid In Capital (APIC) Pool balance. The APIC Pool balance represents the tax benefit of the cumulative excess of corporate income tax deductions over financial accounting compensation expense recognized for equity based compensation awards which have fully vested. The APIC Pool will increase or decrease each year, dependent

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except share and per share data)

upon both the vesting of restricted stock awards and the stock options exercised and/or cancelled. Shortfalls generated by the excess of compensation expense for financial accounting purposes over the corresponding corporate income tax deduction will be charged to the APIC Pool balance rather than income tax expense. Once the APIC pool is fully depleted, the tax effect of any excess of financial accounting expense over the corresponding corporate income tax deduction beyond that point will be treated as income tax expense in the consolidated statement of income.

The following table summarizes stock option activity for fiscal 2011 under all plans:

	December 25, 2011
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Outstanding at beginning of year	1,855,246	$7.75
Granted	—	—
Exercised	(26,212)	1.65
Forfeited	(111,463)	14.81

Outstanding at end of year	1,717,571	$7.39	6.18	$2,158

Options exercisable at year end	1,128,164	$8.55	5.88	$1,301

As of December 25, 2011, there was $1.3 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.76 years. The total intrinsic value of options exercised in fiscal 2009, 2010 and 2011 was $0.1, $0.2 and $0.1 million, respectively.

During fiscal years 2009, 2010 and 2011, the Company received $24, $60 and $43, respectively, in cash related to the exercise of options and tax benefits of $0.2, $0.1 and $0.0 million, respectively. The exercise of shares were fulfilled from shares reserved for issue under the stock option plans and resulted in an increase in issued shares outstanding.

The weighted-average grant-date per share fair value in dollars of options granted in fiscal 2009 and 2010 was $1.62 and $3.04, respectively. No options were granted in fiscal 2011. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions noted in the following table. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award. The assumptions listed below represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. In addition, the Company is required to estimate the expected forfeiture rate and only recognizes expense for those shares expected to vest. If the actual forfeiture rate is materially different from the Company’s estimate, the share-based compensation expense could be materially different.

The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. Options granted under the Company’s 2000 Stock Option Plan and 2005 Equity Incentive Plan are subject to a five year vesting period and have a ten year maximum contractual term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturities rate in effect at the time of grant. The Company utilized a blended rate for expected volatility based on the historical volatility of our stock and a representative peer group with a similar expected term of options granted.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except share and per share data)

The following weighted-average assumptions were used for stock option grants in each year:

	000000000		000000000		000000000
	2009		2010		2011
Expected life	5.2	yrs	5.3	yrs	NA
Risk-free interest rate	2.90%		2.82%		NA
Volatility	53.49%		62.17%		NA
Expected dividend yield	0.0%		0.0%		NA

A summary of the status of non-vested restricted stock as of December 25, 2011 and changes during fiscal 2011 is presented below.

	December 25, 2011
	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested shares at beginning of year	1,103,000	$4.94
Granted	255,000	5.23
Vested	(142,668)	6.05
Forfeited	(130,000)	4.87

Non-vested shares at end of period	1,085,332	$4.87

As of December 25, 2011, there was $5.3 million of total unrecognized compensation cost related to 1,085,332 shares of non-vested restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 3.38 years. The total fair value of restricted stock vested in fiscal years 2009, 2010 and 2011 was $0.2, $0.5 and $0.8 million, respectively.

(10) Earnings Per Share

For fiscal years 2010 and 2011, basic earnings per common share is computed under the two-class method in accordance with Topic 260. Under the two-class method, a portion of net income is allocated to participating securities, such as the Company’s Preferred Stock, and therefore is excluded from the calculation of basic earnings per share allocated to common shares. Diluted earnings per common share for fiscal years 2010 and 2011 is computed by dividing the net income available to preferred and common shareholders for the period by the weighted average number of common and potential common shares outstanding during the period. Net income, in both the basic and diluted earnings per common share calculations, is reduced by the Company’s Preferred Stock dividends and accretion of the Company’s Preferred Stock to its redemption value.

There were no participating securities for the fiscal year 2009 because the Company’s Preferred Stock was not issued until 2010. Basic earnings per share was calculated by dividing net income by the weighted average number of common shares outstanding during the period, while diluted earnings per share was computed by dividing the net income for the period by the weighted average number of common and potential shares outstanding during the period.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except share and per share data)

The following table sets forth the computation of basic earnings per common share (dollar amounts in thousands, except share and per share data):

	2009	2010	2011
Income from continuing operations	$3,551	$16,810	$19,091
Loss (income) on discontinued operations, net of income tax benefit (expense)	1,132	853	(458)

Net income	2,419	15,957	19,549
Preferred stock dividends	—	2,178	2,493
Accretion of preferred stock redemption value	—	309	353

Undistributed net income	2,419	13,470	16,703
Undistributed net income allocated to preferred shareholders	—	2,527	3,371

Net income available to common shareholders	$2,419	$10,943	$13,332

Shares:
Weighted average number of common shares outstanding—basic	23,566,358	32,513,867	34,093,104
Basic earnings per common share:
Continuing operations	$0.15	$0.36	$0.38
Discontinued operations	(0.05)	(0.02)	0.01

Basic earnings per common share	$0.10	$0.34	$0.39

Diluted earnings (loss) per share for fiscal years 2009, 2010, and 2011 excludes 2,214,451 stock options at a weighted-average price of $7.62, 2,252,292 stock options and restricted shares at a weighted-average price of $6.11, and 1,024,829 stock options and restricted shares at a weighted-average price of $9.56, respectively, which were outstanding during the period but were anti-dilutive.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except share and per share data)

The following table sets forth the computation of diluted earnings per share (dollar amounts in thousands, except share and per share data):

	2009	2010	2011
Income from continuing operations	$3,551	$16,810	$19,091
Loss (income) on discontinued operations, net of income tax benefit (expense)	1,132	853	(458)

Net income	2,419	15,957	19,549
Preferred stock dividends	—	2,178	2,493
Accretion of preferred stock redemption value	—	309	353

Net income available to preferred and common shareholders	$2,419	$13,470	$16,703

Shares:
Weighted average number of common shares outstanding—basic	23,566,358	32,513,867	34,093,104
Dilutive shares	166,902	218,408	538,307
Dilutive convertible preferred stock	—	7,507,579	8,620,690

Weighted-average number of common shares outstanding—diluted	23,733,260	40,239,854	43,252,101

Diluted earnings per common share:
Continuing operations	$0.15	$0.36	$0.38
Discontinued operations	(0.05)	(0.02)	0.01

Diluted earnings per common share	$0.10	$0.34	$0.39

(11) Income Taxes

Total income tax expense (benefit) for fiscal years 2009, 2010 and 2011 was allocated as follows:

	2009	2010	2011
Income (loss) from continuing operations	$(1,427)	$4,769	$1,597
Loss from discontinued operations	(879)	(455)	182

Total consolidated income tax expense (benefit)	$(2,306)	$4,314	$1,778

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except share and per share data)

Income tax expense (benefit) from continuing operations consists of the following:

	Current	Deferred	Total
Year ended December 27, 2009
U.S. Federal	$85	$(5,019)	$(4,934)
State	870	2,469	3,339
Foreign	168	—	168

	$1,123	$(2,550)	$(1,427)

Year ended December 26, 2010
U.S. Federal	$2,200	$620	$2,820
State	1,645	86	1,731
Foreign	218	—	218

	$4,063	$706	$4,769

Year ended December 25, 2011
U.S. Federal	$2,217	$(2,015)	$201
State	1,279	(126)	1,153
Foreign	242	—	242

	$3,738	$(2,141)	$1,597

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	2009	2010	2011
Income tax expense at statutory rates	$290	$7,422	$7,241
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	2,286	1,279	1,201
Stock compensation expense (benefit)	(462)	225	150
Employment tax credits	(2,345)	(2,878)	(2,924)
Decrease to valuation allowance	—	(420)	(4,077)
Cumulative impact of adjustment to deferred items	(1,194)	(833)	—
Other	(2)	(26)	7

	$(1,427)	$4,769	$1,597

The $4.0 million decrease in the valuation allowance recorded in the second quarter of fiscal year 2011 pertains to certain state deferred tax assets, primarily state net operating loss carryforwards. Previously, the Company had recorded a valuation allowance equal to these state deferred tax assets because the Company did not expect to realize the benefit of these state tax loss carryforwards. The Company completed a revision of the corporate structure in the second quarter which makes it probable that these state tax loss carryforwards will be used in the future. Therefore the valuation allowance was reduced to zero. Income tax expense for fiscal year 2010 includes a $0.7 million income tax benefit for the correction of an immaterial error related to certain prior year tax credits.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

	2009	2010	2011
Deferred Tax Assets:
Accounts payable and accrued expenses	$3,275	$3,601	$3,600
Deferred rent	4,457	5,160	$4,256
Net state operating loss carryforwards	4,603	4,123	$3,989
Tax credit carryforwards	5,683	6,558	$5,553
Property and equipment	19,899	20,663	$22,272
Intangible assets	7,592	4,026	$1,918
Other	1,344	321	$336

Total Gross deferred tax assets	46,853	44,452	$41,924
Less valuation allowance	(7,046)	(5,793)	$(1,203)

Net deferred tax assets	39,807	38,659	$40,721
Deferred tax liabilities:
Other	—	(192)	$(170)

Total Gross deferred tax liabilities	—	(192)	$(170)

Net deferred tax assets	$39,807	$38,467	$40,551

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

As of December 25, 2011, the Company has state net operating loss carry-forwards and tax credit carry-forwards of $106 million and $5.6 million, respectively, which are available to offset federal and state taxable income through 2031.

As of December 25, 2011, the Company’s gross unrecognized tax benefits totaled approximately $999, of which $664, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the unrecognized tax benefits within the next 12 months. Our continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

Unrecognized tax benefits balance at December 26, 2010	$924
Gross increases for tax positions of prior years	251
Settlements	(176)

Unrecognized tax benefits balance at December 25, 2011	$999

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except share and per share data)

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state and local income tax examinations for years before 2007.

(12) Leases

All of the Company’s Ruth’s Chris Steak House owned restaurants operate in leased premises, with the exception of the locations in Houston, Columbus and Ft. Lauderdale, which are owned properties and the locations in Anaheim, Lake Mary, Princeton and South Barrington which operate on leased land. The Company’s Mitchell’s Fish Market and Mitchell’s Steakhouse locations all operate in leased premises. The leases generally provide for minimum annual rental payments and are subject to escalations based, in some cases, upon increases in the Consumer Price Index, real estate taxes, and other costs. In addition, certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. Certain leases also provide for rent deferral during the initial term of such lease and/or scheduled minimum rent increases during the terms of the leases. For financial reporting purposes, rent expense is recorded on a straight-line basis over the life of the lease. Accordingly, included in liabilities in the accompanying consolidated balance sheets at December 26, 2010 and December 25, 2011 are accruals related to such rent deferrals and the pro rata portion of scheduled rent increases of approximately $22.3 million and $23.0 million, respectively, net of the current portion included in other current liabilities $1.8 million and $1.4 million, respectively.

The Company leases certain restaurant related equipment under non-cancellable operating lease agreements with third parties, which are included with leased premises in future minimum annual rental commitments. Future minimum annual rental commitments under leases as of December 25, 2011 are as follows:

Lessee:
2012	$24,647
2013	24,577
2014	24,162
2015	23,041
2016	22,996
Thereafter	187,224

$306,647

Rental expense consists of the following and is included in restaurant operating expenses in the accompanying consolidated statements of income:

	Fiscal Year
	2009	2010	2011
Minimum rentals	$23,275	$23,467	$23,581
Contingent rentals	1,363	1,710	1,965

	$24,638	$25,177	$25,546

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

The Company is subject to various claims, possible legal actions, and other matters arising in the normal course of business. Management does not expect disposition of these other matters to have a material adverse effect on the financial position, results of operations or liquidity of the Company. The Company expenses legal fees as incurred.

We remit a variety of taxes and fees to various governmental authorities, including excise taxes, property taxes, sales and use taxes, and payroll taxes. The taxes and fees remitted by us are subject to review and audit by the applicable governmental authorities which could result in liability for additional assessments. In addition, we are subject to unclaimed or abandoned property (escheat) laws which require us to turn over to certain state government authorities the property of others held by us that has been unclaimed for a specified period of time. We are subject to audit by individual U.S. states with regard to our escheatment practices. The legislation and regulations related to tax and unclaimed property matters tend to be complex and subject to varying interpretations by both government authorities and taxpayers. Although management believes that the tax positions are reasonable, we nevertheless have recorded accrued liabilities aggregating $4.0 million in recognition that various taxing authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for taxes and interest in excess of accrued liabilities. These accrued liabilities are reviewed periodically and are adjusted as events occur that affect the estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability based on current calculations, the identification of new tax contingencies, or the rendering of relevant court decisions. An unfavorable resolution of assessments by a governmental authority could negatively impact our results of operations and cash flows in future periods.

(14) Discontinued Operations

During the third quarter of fiscal year 2007, the Company was notified that the replacement tenant in the Manhattan-UN, New York location was placed in default by the landlord and as a result, the Company resumed lease payments with respect to this property during the third quarter of fiscal year 2008. Payments will equal $0.6 million in the aggregate per fiscal year through September 2016. The Company entered into a sublease agreement in April 2011, in order to recover some of the amounts due under the remaining lease term. As of December 25, 2011, the Company had recorded a contingent lease liability of $1.1 million related to this property. The Company accounted for the exit costs in accordance with the provisions of “Exit or Disposal Cost Obligations,” FASB ASC Topic 420 (Topic 420), which requires that such costs be expensed in the periods whereby such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying consolidated statements of income.

During the second quarter of fiscal year 2009, the Company made the decision to close the Company-owned Ruth’s Chris Steak House restaurant in Naples, Florida. During the fourth quarter of fiscal year 2010, the Company negotiated a lease termination with the landlord. The Company does not expect to incur significant expenses related to this location in the future. All gains and losses incurred with respect to this location are included in discontinued operations in the accompanying consolidated statements of income.

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

The Company accounts for its closed restaurants in accordance with the provisions of Topic 360-10. Therefore, when a restaurant is closed, and the restaurant is either held for sale or abandoned, the restaurant’s operations are eliminated from the ongoing operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, are reclassified. The loss on discontinued operations for fiscal year 2010 included a $1.1 million charge for a change in estimate of lease exit costs. Discontinued operations for fiscal year 2011 included a $0.4 million benefit for a change in estimate of lease exit costs.

Discontinued operations consist of the following:

	Fiscal Year
	2009	2010	2011
Revenues	$5,412	$4,649	$3,005
Income (loss) before income tax	$(2,011)	$(1,308)	$640
Income (loss) from operations of discontinued restaurants, net of income tax benefit	$(1,132)	$(853)	$458

(15) Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•

The carrying amount of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are a reasonable estimate of their fair values due to their short duration.

•

Borrowings under the senior credit facility as of December 26, 2010 and December 25, 2011 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

The Company’s non-financial assets measured at fair value on a non-recurring basis were as follows:

	Fair Value as of December 25, 2011	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment
Trademarks	$9,158	$9,158	$(3,042)

Losses on these assets are recorded as loss on impairment in the accompanying consolidated statements of income. See notes 2 and 3 for a description of the valuation techniques used to measure fair value, as well as information used to develop the inputs to the fair value measurements. Total losses on impairment include losses recognized from all non-recurring fair value measurements during fiscal years 2010 and 2011.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except share and per share data)

(16) Supplemental Consolidated Financial Statement Information

(a) Accounts Receivable, net

Accounts receivable, net consist of the following:

	December 26, 2010	December 25, 2011
Bank credit card receivables	$7,167	$9,276
Landlord contributions	2,045	333
Franchise fees	1,540	1,772
Trade	910	844
Refundable income tax	561	0
Other	104	873
Allowance for doubtful accounts	(350)	(382)

	$11,977	$12,715

(b) Other Assets

Other assets consist of the following:

	December 26, 2010	December 25, 2011
Deposits	$1,245	$1,171
Deferred financing costs, net	3,184	2,415
Other	39	40

	$4,468	$3,626

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except share and per share data)

(17) Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (amounts in thousands, except per share information):

	Quarter Ended
	March 28, 2010	June 27, 2010	September 26, 2010	December 26, 2010	Total
Total revenues	$93,614	$87,745	$78,612	$93,004	$352,975
Cost and expenses	(83,781)	(79,417)	(76,955)	(87,018)	(327,172)

Operating income	9,833	8,328	1,657	5,986	25,803
Interest expense, net	(1,330)	(988)	(1,000)	(927)	(4,244)
Other	(100)	(43)	2	161	20

Income from continuing operations before income tax expense	8,403	7,297	659	5,220	21,579
Income tax expense	1,427	2,135	260	948	4,769

Income from continuing operations	6,976	5,162	399	4,272	16,810
Discontinued operations, net of income tax	217	829	165	(358)	853

Net income	6,759	4,333	234	4,630	15,957

Preferred stock dividends	308	623	623	623	2,178
Accretion of preferred stock redemption value	46	88	88	88	309

Net income (loss) available to preferred and common shareholders	$6,405	$3,622	$(477)	$3,919	$13,470

Basic earnings (loss) per share:
Continuing operations	$0.21	$0.11	$(0.01)	$0.08	$0.36
Discontinued operations	(0.01)	(0.02)	—	0.01	(0.02)

Basic earnings (loss) per share	$0.20	$0.09	$(0.01)	$0.09	$0.34

Diluted earnings (loss) per share:
Continuing operations	$0.21	$0.11	$(0.01)	$0.08	$0.36
Discontinued operations	(0.01)	(0.02)	—	0.01	(0.02)

Diluted earnings (loss) per share	$0.20	$0.09	$(0.01)	$0.09	$0.34

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except share and per share data)

	Quarter Ended
	March 27, 2011	June 26, 2011	September 25, 2011	December 25, 2011	Total
Total revenues	$97,720	$92,026	$80,186	$99,641	$369,573
Cost and expenses	(87,239)	(83,745)	(78,527)	(95,996)	(345,507)

Operating income	10,481	8,280	1,660	3,645	24,066
Interest expense, net	(831)	(739)	(719)	(605)	(2,892)
Other	(201)	(219)	(58)	(7)	(486)

Income from continuing operations before income tax expense	9,449	7,322	883	3,033	20,688
Income tax expense	2,845	(1,814)	114	451	1,597

Income from continuing operations	6,604	9,136	769	2,582	19,091
Discontinued operations, net of income tax	(327)	(70)	(28)	(33)	(458)

Net income	6,931	9,206	797	2,615	19,549

Preferred stock dividends	623	623	623	623	2,493
Accretion of preferred stock redemption value	88	88	89	88	353

Net income available to preferred and common shareholders	$6,220	$8,495	$85	$1,904	$16,703

Basic earnings per share:
Continuing operations	$0.14	$0.20	$—	$0.04	$0.38
Discontinued operations	0.01	—	—	—	0.01

Basic earnings per share	$0.15	$0.20	$—	$0.04	$0.39

Diluted earnings per share:
Continuing operations	$0.14	$0.20	$—	$0.04	$0.38
Discontinued operations	—	—	—	—	0.01

Diluted earnings per share	$0.14	$0.20	$—	$0.04	$0.39

During second quarter of fiscal year 2011, a $4.0 million benefit pertaining to a decrease in the deferred tax valuation allowance was recorded. During the fourth quarter of fiscal year 2011, the Company recorded a non-cash loss on impairment of $3.0 million to reduce the financial statement carrying value of the Mitchell’s Fish Market trademark to the estimated fair value as of December 25, 2011.

During the fourth quarter of fiscal year 2010, the Company recorded a loss on the impairment of long-lived assets of $0.8 million, related to two Company-owned Ruth’s Chris Steak House restaurants.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands, except share and per share data)

(18) Restructuring

The details of the restructuring liabilities are as follows:

	One-time termination benefits	Lease obligations	Total restructuring
Accrued restructuring as of December 26, 2010	$—	$1,202	$1,202
Payments	—	(700)	(700)
Adjustments	—	(502)	(502)

Accrued restructuring as of December 25, 2011	$—	$—	$—

The Company has accrued lease exit costs related to locations for which a lease was signed and the Company subsequently decided not to open a restaurant. The Company recorded a $1.2 million reduction in accrued restructuring costs for two leases in Scottsdale, Arizona during the fiscal year 2011. The reduction in the liability was due to a $0.5 million change in the estimated lease exit costs, and payments of $0.7 million from a state court judgment and related legal costs. The accrued restructuring liability is based on management’s estimate of the fair value of the lease exit costs, and is included in other current liabilities on the accompanying consolidated balance sheets. However, it is reasonably possible that factors could change in the near term that would result in a change in estimate.

(19) Franchise Income

The Company currently has 68 Ruth’s Chris Steak House franchise locations, including 14 international locations. During fiscal year 2010, the Company opened one franchise location in Salt Lake City, UT. During fiscal year 2011, the Company opened two franchise locations in Grand Rapids, MI and Asheville, NC, and closed one location in Las Vegas, NV. No franchise locations were sold or purchased during fiscal years 2010 or 2011. Franchise income includes opening and development fees and income generated from existing franchise locations. The Company records franchise income separately in the consolidated statements of income.

	13 Weeks Ending		52 Weeks Ending
	December 26, 2010	December 25, 2011	December 26, 2010	December 25, 2011
Franchise activity during the period:
Opened	0	1	1	2
Closed	0	1	0	1
Franchise income:
Income from existing franchise locations	$3,174	$3,498	$11,412	$12,214
Opening and development fee income	—	100	120	250

Total franchise income:	$3,174	$3,598	$11,532	$12,464

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statement, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading. Additional information about the Company may be found elsewhere in this report and the Company’s other public files, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit	Description
2.1	Asset Purchase Agreement dated as of November 6, 2007, between the Company and Cameron Mitchell Restaurants, LLC with M. Cameron Mitchell and 1245 Properties, LLC as interveners (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K/A filed June 25, 2009).

2.2	Letter Agreement dated February 15, 2008 for Amendments to the Asset Purchase Agreement dated as of November 6, 2008, between the Company and Cameron Mitchell Restaurants, LLC with M. Cameron Mitchell and 1245 Properties, LLC as interveners (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed May 6, 2008).

3.1	Certificate of Amended and Restated Certificate of Incorporation of Ruth’s Hospitality Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed March 5, 2010).

3.2	Certificate of Designations of the Series A 10% Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed March 5, 2010).

3.3	Restated By-Laws of Ruth’s Chris Steak House, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed July 12, 2005).

4.1	Securities Purchase Agreement dated December 22, 2009, among Ruth’s Hospitality Group, Inc., Bruckmann, Rosser Sherrill & Co. III, L.P. and BRS Coinvestor III, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed December 23, 2009).

4.2	Registration Rights Agreement dated February 12, 2010, by and among Ruth’s Hospitality Group, Inc., Bruckmann, Rosser, Sherrill & Co. III, L.P. and BRS Coinvestor III, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed February 17, 2010).

4.2.1	Amendment dated November 5, 2010 to Registration Rights Agreement dated February 12, 2010, by and among Ruth’s Hospitality Group, Inc., Bruckmann, Rosser, Sherrill & Co. III, L.P. and BRS Coinvestor III, L.P. (incorporated by reference to Exhibit 4.5 to the Company’s Form S-3 filed December 30, 2010).

E-1

Exhibit	Description

4.3	Voting Agreement dated December 22, 2009, by and among the Company, Bruckmann, Rosser, Sherrill & Co. III, L.P. and BRS Coinvestor III, L.P., Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P. and Special Advisors Fund I, LLC (incorporated by reference to Exhibit 10.2 to the Company’s current report of Form 8-K filed December 23, 2009).

4.4	Form of Voting Agreement among the Company, Bruckmann, Rosser, Sherrill & Co. III, L.P. and BRS Coinvestor III, L.P. and a schedule of certain stockholders of the Company signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s current report of Form 8-K filed December 23, 2009).

4.5	Amended and Restated Registration Agreement dated December 22, 2009, by and among Ruth’s Hospitality Group, Inc. and Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P. and Special Advisors Fund I, LLC (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed December 23, 2009).

10.1	Transaction and Merger Agreement dated as of July 16, 1999, among the Company, RUF Merger Corp., Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P. and Special Advisors Fund I, LLC (incorporated by reference to the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.2	License Agreement dated as of July 16, 1999, between Ruth U. Fertel and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.3*	2005 Long-Term Equity Incentive Plan, as amended (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed April 7, 2008).

10.4*	Form of Stock Option Agreement under the Company’s 2005 Long-Term Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 filed August 8, 2005).

10.5*	2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.6*	Amendment No. 1 to the Company’s 2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 filed June 7, 2005).

10.7*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.8*	2000 Stock Option Plan (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.9*	Form of Stock Option Agreement under 2000 Stock Option Plan (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.10*	Amended and Restated Management Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed August 7, 2006).

10.11*	Deferred Compensation Plan of the Company (incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s current report on Form 8-K filed November 2, 2005).

10.12*	Deferred Compensation Plan of RCSH Management, Inc. (incorporated by reference to Exhibits 10.1 and 10.3 of the Company’s current report on Form 8-K filed November 2 2005).

10.13	Multi-Site Sale Leaseback Purchase Agreement dated as August 1, 2008 among the Company, RCSH Operations, LLC, RCSH Operations, Inc. and RHG Kingfish, LLC and Sovereign Investment Company (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed August 5, 2008).

E-2

Exhibit	Description

10.14	Second Amended and Restated Credit Agreement dated as of February 14, 2012 by and among the Company, the Lenders listed therein and Wells Fargo Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 21, 2012).

10.15*	Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated August 1, 2008 between the Company and Michael P. O’Donnell (incorporated by reference to Exhibit 99.1 of the Company’s current report on Form 8-K filed August 5, 2008).

10.16*	Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated April 5, 2010 between the Company and Kevin Toomy (incorporated by reference to Exhibit 99.1 of the Company’s current report on Form 8-K filed April 8, 2010).

10.17*	Terms of Employment/Letter of Understanding and Salary Continuation Agreement, effective as of August 8, 2011, by and between Ruth’s Hospitality Group, Inc. and Arne G. Haak (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed July 29, 2011).

21.1	Subsidiaries of the Company

23.1	Consent of KPMG, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Section 906 of the Sarbanes-Oxley Act of 2002 Certifications

The certifications in this exhibit 32 are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Company’s filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	Interactive Data Files

101.INS**+	XBRL Instance Document

101.SCH**+	XBRL Taxonomy Extension Schema Document

101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**+	XBRL Taxonomy Definition Linkbase Document

101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

E-3