Form 10-Q
period 2012-03-25
Ruths Hospitality Group, Inc.
filed 2012-04-30
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51485

Ruth’s Hospitality Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-1060618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1030 W. Canton Avenue, Suite 100, Winter Park, FL	32789
(Address of principal executive offices)	(Zip code)

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

The number of shares outstanding of the registrant’s common stock as of April 27, 2012 was 35,230,301, which includes 954,332 shares of unvested restricted stock shares.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	March 25, 2012	December 25, 2011
Assets
Current assets:
Cash and cash equivalents	$3,054	$3,925
Accounts receivable, less allowance for doubtful accounts 2012—$370; 2011—$382	10,004	12,715
Inventory	7,526	7,358
Prepaid expenses and other	1,558	1,448
Deferred income taxes	1,584	1,623

Total current assets	23,726	27,069

Property and equipment, net of accumulated depreciation 2012—$108,397; 2011—$104,773	97,047	99,154
Goodwill	22,097	22,097
Franchise rights	32,200	32,200
Trademarks	10,676	10,676
Other intangibles, net of accumulated amortization 2012—$2,142; 2011—$2,037	6,365	6,470
Deferred income taxes	37,342	38,928
Other assets	3,276	3,626

Total assets	$232,729	$240,220

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,499	$8,014
Accrued payroll	11,056	12,914
Accrued expenses	5,245	9,127
Deferred revenue	26,646	30,082
Other current liabilities	6,120	6,182

Total current liabilities	57,566	66,319

Long-term debt	77,000	22,000
Deferred rent	23,110	23,037
Other liabilities	5,241	5,333

Total liabilities	162,917	116,689

Commitments and contingencies (Note 11)	—	—

Series A 10% Redeemable Convertible Preferred Stock, par value $0.01 per share; no shares issued and outstanding at March 25, 2012, 25,000 shares authorized, issued and outstanding, liquidation preference of $25,000 at December 25, 2011	—	23,891

Shareholders’ equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 34,204,119 shares issued and outstanding at March 25, 2012, 34,150,389 shares issued and outstanding at December 25, 2011	342	341
Additional paid-in capital	165,114	200,524
Accumulated deficit	(95,644)	(101,225)
Treasury stock, at cost; 71,950 shares at March 25, 2012 and December 25, 2011	—	—

Total shareholders’ equity	69,812	99,640

Total liabilities, preferred stock, and shareholders’ equity	$232,729	$240,220

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss)—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended
	March 25, 2012	March 27, 2011
Revenues:
Restaurant sales	$97,287	$94,164
Franchise income	3,455	3,056
Other operating income	292	500

Total revenues	101,034	97,720
Costs and expenses:
Food and beverage costs	31,127	28,885
Restaurant operating expenses	47,494	46,339
Marketing and advertising	1,740	2,929
General and administrative costs	6,886	5,877
Depreciation and amortization expenses	3,707	3,711
Pre-opening costs	77	1
Restructuring benefit	—	(502)

Total costs and expenses	91,031	87,240
Operating income	10,003	10,480

Other expense:
Interest expense, net	(481)	(831)
Debt issuance costs written-off	(807)	—
Other	(12)	(200)

Income from continuing operations before income tax expense	8,703	9,449
Income tax expense	2,591	2,845

Income from continuing operations	6,112	6,604
Loss (income) from discontinued operations, net of income tax benefit (expense)	17	(327)

Net income	$6,095	$6,931

Preferred stock dividends	514	623

Accretion of preferred stock redemption value	73	88

Excess of redemption value over carrying value of preferred shares redeemed	35,776	—

Net income (loss) applicable to preferred and common shareholders	$(30,268)	$6,220

Basic earnings (loss) per common share:
Continuing operations	$(0.89)	$0.14
Discontinued operations	—	0.01

Basic earnings (loss) per share	$(0.89)	$0.15

Diluted earnings (loss) per common share:
Continuing operations	$(0.89)	$0.14
Discontinued operations	—	—

Diluted earnings (loss) per share	$(0.89)	$0.14

Shares used in computing net income (loss) per common share:
Basic	34,170,628	34,000,032
Diluted	34,170,628	43,084,686

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

for the Thirteen Weeks ended March 25, 2012 and March 27, 2011

(Amounts in thousands)

	Common Stock		Additional	Accumulated	Treasury Stock		Shareholders’
	Shares	Value	Paid-in Capital	Deficit	Shares	Value	Equity
Balance at December 25, 2011	34,150	$341	$200,524	$(101,225)	72	$—	$99,640

Net income	—	—	—	6,095	—	—	6,095

Preferred stock dividends	—	—	—	(514)	—	—	(514)

Accretion of preferred stock redemption value	—	—	(73)	—	—	—	(73)

Excess of redemption value over carrying value of Preferred Shares redeemed	—	—	(35,776)	—	—	—	(35,776)

Shares issued under stock compensation plan including tax effects	54	1	5	—	—	—	6

Stock-based compensation	—	—	434	—	—	—	434

Balance at March 25, 2012	34,204	$342	$165,114	$(95,644)	72	—	$69,812

Balance at December 26, 2010	33,981	$339	$198,304	$(118,282)	72	$—	$80,361

Net income	—	—	—	6,931	—	—	6,931

Preferred stock dividends	—	—	—	(623)	—	—	(623)

Accretion of preferred stock redemption value	—	—	(88)	—	—	—	(88)

Shares issued under stock compensation plan including tax effects	68	1	2	—	—	—	3

Stock-based compensation	—	—	719	—	—	—	719

Balance at March 27, 2011	34,049	$340	$198,937	$(111,974)	72	$—	$87,303

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	13 Weeks Ended
	March 25, 2012	March 27, 2011
Cash flows from operating activities:
Net income	$6,095	$6,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,707	3,711
Deferred income taxes	1,624	1,345
Non-cash interest expense	153	192
Debt issuance costs written-off	807	—
Amortization of below market lease	32	81
Restructuring benefit	—	(502)
Stock-based compensation expense	434	719

Changes in operating assets and liabilities:
Accounts receivable	3,173	2,617
Inventories	(168)	444
Prepaid expenses and other	(110)	(24)
Other assets	1	141
Accounts payable and accrued expenses	(4,751)	(3,880)
Deferred revenue	(3,435)	(5,388)
Deferred rent	73	(578)
Other liabilities	34	182

Net cash provided by operating activities	7,669	5,991

Cash flows from investing activities:
Acquisition of property and equipment	(2,093)	(1,792)

Net cash used in investing activities	(2,093)	(1,792)

Cash flows from financing activities:
Principal borrowings on long-term debt	64,000	6,000
Principal repayments on long-term debt	(9,000)	(12,000)
Redemption of Series A 10% redeemable convertible preferred stock	(59,740)	—
Dividend payments	(1,103)	(630)
Deferred financing costs	(610)	—
Other	6	3

Net cash provided by (used in) financing activities	(6,447)	(6,627)

Net decrease in cash and cash equivalents	(871)	(2,428)

Cash and cash equivalents at beginning of period	3,925	5,018

Cash and cash equivalents at end of period	$3,054	$2,590

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$408	$657
Income taxes	219	344

Noncash investing and financing activities:
Excess accrual-based acquisition of property and equipment	$(565)	$(793)
Preferred stock dividends accrued	—	589

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (together, the Company) as of March 25, 2012 and December 25, 2011 and for the fiscal quarters ended March 25, 2012 and March 27, 2011 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Ruth's Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. The Company owns the Ruth's Chris Steak House, Mitchell's Fish Market, Columbus Fish Market, Mitchell's Steakhouse and Cameron's Steakhouse concepts. As of March 25, 2012, there were 131 Ruth's Chris Steak House restaurants, of which 63 were Company-owned and 68 were franchisee-owned, including fourteen international franchisee-owned restaurants in Aruba, Canada, China (Hong Kong), Mexico, Japan, Taiwan, and the United Arab Emirates. The Company also operates 19 Mitchell's Fish Markets and three Cameron's Steakhouse restaurants, located primarily in the mid-west and Florida. There were no changes to either owned or franchised restaurants during the first quarter of fiscal year 2012.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the fiscal quarters ended March 25, 2012 and March 27, 2011 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC’s rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2011.

The Company operates on a 52 or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended March 25, 2012 and March 27, 2011 each contained 13 weeks and are referred to herein as the first quarter of fiscal year 2012 and the first quarter of fiscal year 2011, respectively. Fiscal year 2012 is a 53-week year and fiscal year 2011 was a 52-week year.

Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the periods to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, franchise rights, trademarks and obligations related to workers’ compensation and medical insurance. Actual results could differ from those estimates.

Reclassifications

The operating results of certain closed locations (see Note 9) have been reclassified to the discontinued operations line of the condensed consolidated statements of income. These reclassifications had no effect on previously reported net income.

Recent Accounting Pronouncements for Future Application

Accounting standards that have been issued by the Financial Accounting Standards Board (FASB) or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

(2) Redeemable Convertible Preferred Stock

In February 2010, the Company issued and sold 25,000 shares of Preferred Stock to Bruckmann, Rosser, Sherrill & Co. Management, L.P. and affiliates (BRS) in a private placement transaction. The Company received proceeds of $23.2 million, net of approximately $1.8 million in closing and issuance costs. The Preferred Stock was classified as temporary shareholders' equity since the shares had certain conditions that allow the holder to redeem the Preferred Stock for cash, and for which redemption was not solely within the control of the Company.

Each share of the Preferred Stock had an initial liquidation preference of $1,000. The holders of the Preferred Stock were entitled to quarterly dividends accruing at a 10% annual rate. The Preferred Stock was also convertible, under certain circumstances, into the number of shares of the Company's common stock equal to the quotient of the liquidation preference, including accrued dividends, divided by the conversion price. Using the liquidation preference of $25.0 million as of December 25, 2011, a conversion of Preferred Stock into the Company's common stock would have resulted in the issuance of 8,620,690 additional common shares. The Preferred Stock was convertible at any time, at the option of the holders. The Company had the option to convert the Preferred Stock, in whole or in part, after February 12, 2012 if the closing price of the Company's common stock equaled or exceeded 225% of the then applicable conversion price for a period of 20 trading days over any 30 consecutive trading day period. At the option of the Company, the Preferred Stock could have been redeemed on or after February 12, 2015 without regard to the Company's stock price. At the option of the holders, the Preferred Stock could have been redeemed on or after February 12, 2017. The redemption price per share was to equal the liquidation preference, including any accrued dividends. In accordance with FASB Accounting Standards Codification (ASC) Topic 480-10-S99, the Company was accreting the carrying value of Preferred Stock to its redemption value of $25 million from the date of issuance to the earliest redemption date, February 12, 2015.

On March 8, 2012, the Company repurchased all of the outstanding Preferred Stock for $60.2 million. The purchase price, which includes payment of all accrued and unpaid dividends owed on the Preferred Stock, was funded using borrowings from the Company’s $100 million senior credit facility. After the repurchase and retirement of the Preferred Stock, the Company’s fully diluted common share base decreased by approximately 8.6 million shares and the 10% annual dividend on the preferred stock, which amounted to $2.5 million in fiscal year 2011, was eliminated. The Company recorded a reduction of net income applicable to shareholders of approximately $35.8 million in the first fiscal quarter of 2012 to reflect the excess of the redemption value over the financial statement carrying value of the preferred shares redeemed. In connection with the repurchase of preferred shares, the BRS director designee resigned his position as a member of the Company’s Board of Directors.

(3) Long-term Debt

Long-term debt consists of the following (in thousands):

	March 25, 2012	December 25, 2011
Senior Credit Facility:
Revolving credit facility	$77,000	$22,000
Less current maturities	—	—

	$77,000	$22,000

As of March 25, 2012, the Company had an aggregate of $77.0 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 2.41% with approximately $18.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. The 2.41% weighted average interest rate includes a 2.25% interest rate on outstanding indebtedness, plus fees on the Company's unused borrowing capacity and outstanding letters of credit. As of March 25, 2012, the Company was in compliance with all the covenants under its credit facility.

On February 14, 2012, the Company entered into a Second Amended and Restated Credit Agreement with Wells Fargo Bank, as administrative agent, and certain other lenders (the Amended and Restated Credit Agreement), reducing the overall facility from $129.6 million to $100.0 million and extending the maturity of the borrowings to February 14, 2017. The senior credit facility is available to be used for working capital and other general corporate purposes. The Amended and Restated Credit Agreement allows for loan advances plus outstanding letters of credit of up to $100.0 million to be outstanding at any time that the conditions for borrowings are met. The Amended and Restated Credit Agreement also:

•

decreases the interest rates applicable to borrowings based on the Company's actual leverage ratio, ranging (a) from 2.00% to 2.75% (from 3.25% to 5.00%) above the applicable LIBOR rate or (b) at the Company's option, from 1.00% to 1.75% (from 2.00% to 3.75%) above the applicable base rate;

•	reduces the commitment fees charged to any undrawn availability under the revolving loan facility, with such commitment fees based on the Company's actual leverage ratio;

•	increases the Company's ability to incur capital leases and other general liens, in both cases, to $10.0 million from $2.5 million;

•	reduces the fixed charge coverage ratio to 1.25:1.00 (from 1.35:1.00) and the maximum leverage ratio to 2.50:1.00 (from 3.75 to 1.00); and

•

increases the Company's ability to make capital expenditures to (a) an amount not to exceed 75% of EBITDA if its leverage ratio is equal to or greater than 1.50:1.00 or (b) an unlimited amount if its leverage ratio is less than 1.50:1.00.

The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on our ability to enter into joint ventures, acquisitions, and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Amended and Restated Credit Agreement requires the Company to maintain a fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio of 2.50:1.00. Junior stock payments, which include both cash dividend payments and repurchases of common or preferred stock, are limited to $100 million through the end of the agreement. As of March 25, 2012, approximately $60.2 million of the junior stock payments limit had been used due to the repurchase of preferred stock from BRS. The Company's obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default.

As a result of the February 2012 amendment, $100 thousand of legal fees were incurred in the first quarter of fiscal year 2012. In addition, $807 thousand of previously deferred debt issuance costs were written off because the participants of the lending group changed.

(4) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of March 25, 2012 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

During the first quarter of fiscal year 2012, the Company had no assets or liabilities measured on a recurring or nonrecurring basis subject to the disclosure requirements of “Fair Value Measurements and Disclosures,” FASB ASC Topic 820.

(5) Franchise Income

The Company currently has 68 Ruth’s Chris Steak House franchise locations, including 14 international locations. No franchise locations were opened, sold or purchased during the first quarters of fiscal years 2012 or 2011. Franchise income includes opening and development fees and income generated from existing franchise locations. All franchise income in the first quarters of fiscal years 2012 and 2011 was from existing franchise locations.

(6) Stock-Based Employee Compensation

Under the 2000 Stock Option Plan, there are 44,252 shares of common stock issuable upon exercise of currently outstanding options at March 25, 2012 and no future grants are able to be made. Under the 2005 Equity Incentive Plan, as amended, at March 25, 2012 there are 2,574,849 shares of common stock issuable upon exercise of currently outstanding options and restricted stock awards and 617,385 shares available for future grants. Total stock compensation expense recognized during the first quarters of fiscal years 2012 and 2011 was $0.4 million and $0.7 million, respectively.

(7) Restructuring

The Company had no accrued restructuring liability as of either March 25, 2012 or December 25, 2011. A recap of the changes in the accrued restructuring liability during the first quarter of fiscal year 2011 follows (in thousands):

	Lease obligations	Total restructuring
Accrued restructuring as of December 26, 2010	$1,202	$1,202
Payments	—	—
Adjustments	(502)	(502)

Accrued restructuring as of March 27, 2011	$700	$700

The Company accrued lease exit costs related to locations for which a lease was signed and the Company subsequently decided not to open a restaurant. The Company recorded a $0.5 million reduction in accrued restructuring costs during the first quarter of fiscal year 2011. The reduction in the liability was due to a change in the estimated lease exit costs for two leases in Scottsdale, Arizona. The remaining accrued restructuring balance of $0.7 million as of March 27, 2011, was based on the expected settlement of the outstanding lease commitments and certain accrued legal costs.

(8) Income Taxes

The effective income tax rate applicable to income from continuing operations for the first quarter of fiscal year 2012 was 29.8%, compared to an effective income tax rate of 30.1% for the first quarter of fiscal year 2011.

A reconciliation of the U.S. statutory rate to the effective rate for each quarter follows:

	13 Weeks Ended
	March 25, 2012	March 27, 2011
Income tax expense (benefit) at statutory rates	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.6%	5.8%
Stock compensation expense (benefit)	1.9%	0.7%
Employment tax credits	(11.8%)	(12.0%)
Other	0.1%	0.6%

Effective tax rate	29.8%	30.1%

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for years before 2007.

(9) Discontinued Operations

During the third quarter of fiscal year 2007, the Company was notified that the replacement tenant in the Manhattan-UN, New York, location was placed in default by the landlord and as a result, the Company resumed lease payments with respect to this property during the third quarter of fiscal year 2008. Payments will range from $0.1 million to $0.2 million in the aggregate per fiscal quarter through September 2016. The Company entered into a sublease agreement in April 2011 in order to recover some of the amounts due under the remaining lease term. As of March 25, 2012, the recorded liability related to this property was $1.0 million. The Company accounted for the exit costs in accordance with the provisions of “Exit or Disposal Cost Obligations,” FASB ASC Topic 420, which requires that such costs be expensed in the periods whereby such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying consolidated statements of income.

The Company accounts for its closed restaurants in accordance with the provisions of “Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets,” FASB ASC Topic 360-10. Therefore, when a restaurant is closed, and the restaurant is either held for sale or abandoned, the restaurant’s operations are eliminated from the ongoing operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, are reclassified. Discontinued operations for the first quarter of fiscal year 2011 included a $0.4 million benefit for a change in estimate of lease exit costs related to the Manhattan UN, New York lease.

Discontinued operations consist of the following (in thousands):

	13 Weeks Ended
	March 25, 2012	March 27, 2011
Revenues	$—	$1,119
Loss (income) before income tax	$25	$(422)
Loss (income) from discontinued operations, net of income tax benefit (expense)	$17	$(327)

(10) Earnings Per Share

Basic earnings per common share is computed under the two-class method as provided in “Earnings Per Share,” FASB ASC Topic 260. Under the two-class method a portion of net income is allocated to participating securities, such as the Company’s Preferred Stock, and therefore is excluded from the calculation of earnings per share allocated to common shares. Diluted earnings per common share is computed by dividing the net income applicable to common shareholders for the period by the weighted average number of common and potential common shares outstanding during the period. Net income, in both the basic and diluted earnings per common share calculations, is reduced by the Preferred Stock dividends and accretion of the Preferred Stock to its redemption value. Additionally, net income for the first quarter of fiscal year 2012 in both the basic and diluted earnings per share calculations was reduced by the excess of the redemption value over the carrying value of the preferred shares redeemed.

Diluted earnings per share for the first quarters of fiscal years 2012 and 2011 excludes stock options and restricted shares of 1,562,862 and 1,675,177, respectively, which were outstanding during the period but were anti-dilutive. Diluted earnings per share for the first quarter of fiscal year 2012 also excludes the 8,620,690 shares of common stock issuable upon the conversion of 25,000 shares of Preferred Stock, which were outstanding until their repurchase and retirement on March 8, 2012, but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for first quarters of fiscal years 2012 and 2011 were $13.04 and $9.40 per share, respectively.

The following table sets forth the computation of basic earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended
	March 25, 2012	March 27, 2011
Income from continuing operations	$6,112	$6,604
Loss (income) from discontinued operations, net of income tax benefit (expense)	17	(327)

Net income	$6,095	$6,931
Preferred stock dividends	514	623
Accretion of preferred stock redemption value	73	88
Excess of redemption value over carrying value of preferred stock redeemed	35,776	—

Undistributed net income	$(30,268)	$6,220
Undistributed net income allocated to preferred shareholders	—	1,258

Net income (loss) available to common shareholders	$(30,268)	$4,962

Shares:
Weighted average number of common shares outstanding—basic	34,170,628	34,000,032
Basic earnings per common share:
Continuing operations	$(0.89)	$0.14
Discontinued operations	—	0.01

Basic earnings per common share	$(0.89)	$0.15

The following table sets forth the computation of diluted earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended
	March 25, 2012	March 27, 2011
Income from continuing operations	$6,112	$6,604
Loss (income) from discontinued operations, net of income tax benefit (expense)	17	(327)

Net income	$6,095	$6,931
Preferred stock dividends	514	623
Accretion of preferred stock redemption value	73	88
Excess of redemption value over carrying value of preferred stock redeemed	35,776	—

Net income (loss) applicable to preferred and common shareholders	$(30,268)	$6,220

Shares:
Weighted average number of common shares outstanding—basic	34,170,628	34,000,032
Dilutive shares	—	463,964
Dilutive convertible preferred stock	—	8,620,690

Weighted-average number of common shares outstanding—diluted	34,170,628	43,084,686

Diluted earnings per common share:
Continuing operations	$(0.89)	$0.14
Discontinued operations	—	—

Diluted earnings per common share	$(0.89)	$0.14

(11) Commitments and Contingencies

The Company is subject to various claims, legal actions and other matters arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the financial position, results of operations or liquidity of the Company. The Company expenses legal fees as incurred.

The Company remits a variety of taxes and fees to various governmental authorities, including excise taxes, property taxes, sales and use taxes, and payroll taxes. The taxes and fees remitted are subject to review and audit by the applicable governmental authorities which could result in liability for additional assessments. In addition, the Company is subject to unclaimed or abandoned property (escheat) laws which require the Company to turn over to certain state government authorities the property of others held by us that has been unclaimed for a specified period of time. The Company is subject to audit by individual U.S. states with regard to escheatment practices. The legislation and regulations related to tax and unclaimed property matters tend to be complex and subject to varying interpretations by both government authorities and taxpayers. Although management believes that its tax positions are reasonable, the Company has recorded accrued liabilities aggregating $4.0 million in recognition that various taxing authorities may challenge certain of the positions the Company has taken, which may also potentially result in additional liabilities for taxes and interest in excess of accrued liabilities. These accrued liabilities are reviewed periodically and are adjusted as events occur that affect the estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability based on current calculations, the identification of new tax contingencies, or the rendering of relevant court decisions. An unfavorable resolution of assessments by a governmental authority could negatively impact the Company’s results of operations and cash flows in future periods.

In February 2012, the Company entered into a lease for a new Ruth’s Chris Steak House restaurant in Cincinnati, Ohio. The restaurant is scheduled to open in November 2012.

The Company is in the process of evaluating a relocation of a Ruth’s Chris Steak House restaurant from an owned facility to a leased facility. We expect to conclude our evaluation of this new site in the second quarter. Should the Company execute a lease at the new leased location, we may recognize an impairment charge of approximately $400 thousand.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; the Company’s ability to protect its name and logo and other proprietary information; the impact of litigation; and the restrictions imposed by the Company’s Amended and Restated Credit Agreement. For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2011, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us”, or “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries. Ruth’s Hospitality Group, Inc. is a Delaware corporation formerly known as Ruth’s Chris Steak House, Inc., and was founded in 1965.

Overview

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. The Company owns the Ruth’s Chris Steak House, Mitchell’s Fish Market, Columbus Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse concepts. As of March 25, 2012, there were 131 Ruth’s Chris Steak House restaurants, of which 63 were Company-owned and 68 were franchisee-owned, including fourteen international franchisee-owned restaurants in Aruba, Canada, China (Hong Kong), Mexico, Japan, Taiwan, and the United Arab Emirates. The Company also operates 19 Mitchell's Fish Markets and three Cameron’s Steakhouse restaurants, located primarily in the mid-west and Florida. There were no changes to the number of Company-owned or franchised restaurants during the first quarter of fiscal year 2012.

We expect to grow the number of Company-owned and franchised owned restaurants in 2012. A second franchise restaurant located in Dubai opened in April 2012. We anticipate that franchisees will open two to four additional restaurants in 2012. A new Ruth’s Chris Steak House located at Harrah’s casino in Cherokee, NC is targeted to be opened in May 2012 under a management agreement between the Company and the Eastern Band of Cherokee Indians. A Company-owned Ruth’s Chris Steak House is scheduled to be opened in Cincinnati, Ohio in November 2012.

Our business is subject to seasonal fluctuations. Historically, our first and fourth quarters have tended to be the strongest revenue quarters due, in part, to the year-end holiday season. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable restaurant sales for any particular period may decrease.

Our Annual Report on Form 10-K for the fiscal year ended December 25, 2011 provides additional information about our business, operations and financial condition.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of total revenues for the periods indicated, except as otherwise noted. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	13 Weeks Ended
	March 25, 2012	March 27, 2011
Revenues:
Restaurant sales	96.3%	96.4%
Franchise income	3.4%	3.1%
Other operating income	0.3%	0.5%

Total revenues	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	32.0%	30.7%
Restaurant operating expenses (percentage of restaurant sales)	48.8%	49.2%
Marketing and advertising	1.7%	3.0%
General and administrative costs	6.8%	6.0%
Depreciation and amortization expenses	3.7%	3.8%
Pre-opening costs	0.1%	—
Restructuring benefit	—	(0.5%)

Total Costs and expenses	93.1%	92.2%
Operating income	9.9%	10.7%

Other income (expense):
Interest expense, net	(0.5%)	(0.9%)
Debt issuance costs written-off	(0.8%)	—
Other	—	(0.2%)

Income from continuing operations before income tax expense	8.6%	9.6%

Income tax expense	2.6%	2.9%

Income from continuing operations	6.0%	6.7%
Loss (income) from discontinued operations, net of income tax benefit (expense)	—	(0.3%)

Net income	6.0%	7.0%

Preferred stock dividends	0.5%	0.6%
Accretion of preferred stock redemption value	0.1%	0.1%
Excess of redemption value over carrying value of preferred shares redeemed	35.4%	—

Net income (loss) applicable to preferred and common shareholders	(30.0%)	6.3%

First Quarter Ended March 25, 2012 (13 Weeks) Compared to First Quarter Ended March 27, 2011 (13 Weeks)

Overview. First quarter fiscal year 2012 operating income decreased from the first quarter fiscal year 2011 level by $0.5 million to $10.0 million. First quarter fiscal year 2012 operating income was favorably impacted by a $3.1 million increase in restaurant sales which was offset by increased food and restaurant operating expenses. Higher restaurant sales were attributable both to an increase in the number of customers as measured by an increase in entrées and an increase in average check. Net income for the first quarter of fiscal year 2012 decreased by $0.8 million to $6.1 million as compared to the first quarter of fiscal year 2011. During the first quarter of fiscal year 2011, we recognized a $0.5 million restructuring benefit and a $0.3 million discontinued operations benefit.

Preferred stock requirements are deducted from net income to arrive at net income (loss) applicable to preferred and common shareholders. During the first quarter of fiscal year 2012, we reported a $30.3 million loss applicable to shareholders due to the repurchase of all of the Company’s Preferred Stock. We recorded a reduction of net income applicable to shareholders of $35.8 million in the first fiscal quarter of 2012 to reflect the excess of the redemption value over the carrying value of the preferred shares redeemed.

Restaurant Sales. Restaurant sales increased $3.1 million, or 3.3%, to $97.3 million in the first quarter of fiscal year 2012 from the first quarter of fiscal year 2011. Company-owned comparable restaurant sales for Ruth’s Chris Steak House increased 3.7%, which consisted of an average check increase of 1.5% and an entrée increase of 2.2%. Company-owned comparable restaurant sales at Mitchell’s Fish Market were flat, due to an average check decrease of 0.1% and an entrée increase of 0.1%.

Franchise Income. Franchise income increased $0.4 million, or 13.1%, to $3.5 million in the first quarter of fiscal year 2012 from the first quarter of fiscal year 2011. The increase was driven by two locations which opened in 2011 and an increase in comparable franchise-owned restaurant sales of 7.6%.

Food and Beverage Costs. Food and beverage costs increased $2.2 million, or 7.8%, to $31.1 million in the first quarter of fiscal year 2012 from the first quarter of fiscal year 2011. As a percentage of restaurant sales, food and beverage costs increased to 32.0% in the first quarter of fiscal year 2012 from 30.7% in the first quarter of fiscal year 2011. This increase in food and beverage costs as a percentage of restaurant sales was primarily due to unfavorable beef prices.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.2 million, or 2.5%, to $47.5 million in the first quarter of fiscal year 2012 from the first quarter of fiscal year 2011. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 48.8% in the first quarter of fiscal year 2012 from 49.2% in the first quarter of fiscal year 2011 due to leveraging higher comparable restaurant sales. Restaurant operating expenses were adversely impacted by higher health insurance costs in the first quarter of fiscal year 2012.

Marketing and Advertising. Marketing and advertising expenses decreased $1.2 million, or 40.6%, to $1.7 million in the first quarter of fiscal year 2012 from the first quarter of fiscal year 2011. As a percentage of total revenues, marketing and advertising decreased to 1.7% in the first quarter of fiscal year 2012 from 3.0% in the first quarter of fiscal year 2011. The decrease in marketing and advertising expenses in the first quarter of fiscal 2012 was primarily due to a decrease in TV production costs and a shift in the timing of advertising campaigns.

General and Administrative. General and administrative expenses increased $1.0 million to $6.9 million in the first quarter of fiscal year 2012 from the first quarter of fiscal year 2011 due to increases in legal fees and personnel costs.

Depreciation and Amortization Expenses. Depreciation and amortization expense was $3.7 million in the first quarter of fiscal year 2012, which was relatively flat to the first quarter of fiscal year 2011.

Restructuring Benefit. In the first quarter of 2011, a $0.5 million restructuring benefit was recognized due to a change in the estimated lease exit costs for two leases in Scottsdale, Arizona. The change in estimate was a result of a favorable outcome on the outstanding litigation related to the lease commitments.

Interest Expense. Interest expense decreased $0.3 million, or 42.1%, to $0.5 million in the first quarter of fiscal year 2012 from the first quarter of fiscal year 2011. The decrease in expense was due to a lower average debt balance and lower interest rates in the first quarter of fiscal year 2012.

Debt Issuance Cost Write-off. As a consequence of the February 2012 amendment to our senior credit agreement, $807 thousand of previously deferred debt issuance costs were written off.

Income Tax Expense. Income tax expense decreased $0.2 million to $2.6 million in the first quarter of fiscal year 2012 from the first quarter of fiscal year 2011. The decrease in the first quarter of fiscal year 2012 is primarily due to a $0.7 million decrease in income from continuing operations before income tax.

Income from Continuing Operations. Income from continuing operations decreased $0.5 million, or 7.5%, to $6.1 million in the first quarter of fiscal year 2012 from the first quarter of fiscal year 2011.

Discontinued Operations, net of Income Tax Benefit. Income from discontinued operations, net of income tax benefit, was $0.3 million in the first quarter of fiscal year 2011. The income in the first quarter of fiscal year 2011 was primarily due to a benefit for a change in estimate of lease exit costs related to the Manhattan UN, New York lease.

Net Income (Loss) Applicable to Preferred and Common Shareholders. Net income (loss) applicable to preferred and common shareholders was a loss of $30.3 million in the first quarter of fiscal year 2012 compared to $6.2 million income in the first quarter of fiscal year 2011. The loss in the first quarter of fiscal year 2012 was attributable to the repurchase of all of the outstanding Preferred Stock. We recorded a reduction of net income applicable to shareholders of $35.8 million in the first fiscal quarter of 2012 to reflect the excess of the redemption value over the financial statement carrying value of the preferred shares redeemed.

Liquidity and Capital Resources

Overview

Our principal source of cash during the first quarter of fiscal year 2012 was net cash provided by operating activities and borrowings from our $100 million senior credit facility. Our principal use of cash during the first quarter of fiscal year 2012 was for the repurchase of all of our issued and outstanding shares of Preferred Stock.

On February 14, 2012, we entered into a Second Amended and Restated Credit Agreement with Wells Fargo Bank, as administrative agent, and certain other lenders (the Amended and Restated Credit Agreement), reducing the overall facility from $129.6 million to $100.0 million and extending the maturity of the borrowings to February 14, 2017. The revolving credit facility is available to be used for working capital and other general corporate purposes. The Amended and Restated Credit Agreement now allows for loan advances plus outstanding letters of credit of up to $100 million to be outstanding at any time that the conditions for borrowings are met. The Amended and Restated Credit Agreement revised the key financial covenants on terms more favorable to us. The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on our ability to enter into joint ventures, acquisitions, and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Amended and Restated Credit Agreement requires us to maintain a fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio of 2.50:1.00. Junior stock payments, which include both cash dividend payments and repurchases of common or preferred stock, are limited to $100 million through the end of the agreement. As of March 25, 2012, $60.2 million of the junior stock payments limit had been used due to the repurchase of preferred stock from BRS. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default.

On March 8, 2012 we repurchased all of our issued and outstanding shares of Preferred Stock for $60.2 million in cash. The purchase price, which includes all accrued and unpaid dividends owed on the preferred stock, was funded using borrowings from our $100 million senior credit facility. As of the date of the repurchase, our potential fully diluted common share base decreased by approximately 8.6 million shares and the 10% dividend on the preferred stock, which amounted to $2.5 million in fiscal year 2011, was eliminated.

As of March 25, 2012, we had an aggregate of $77.0 million of outstanding indebtedness under our senior credit facility at a weighted average interest rate of 2.41% with approximately $18.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. The 2.41% weighted average interest rate includes a 2.25% interest rate on outstanding indebtedness, plus fees on our unused borrowing capacity and outstanding letters of credit. As of March 25, 2012, we were in compliance with all the covenants under our credit facility. As of April 27, 2012, we had an aggregate of $74.0 million of outstanding indebtedness under our Amended and Restated Credit Facility with approximately $21.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. We expect that our principal uses of cash for the remainder of fiscal year 2012 will be for capital expenditures on existing and new restaurants and debt repayments on our senior credit facility. We anticipate capital expenditures for fiscal year 2012 will aggregate approximately $10 million to $12 million. We believe that our borrowing ability under our senior credit agreement coupled with our anticipated cash flow from operations should provide us with adequate liquidity in fiscal year 2012.

First Quarter Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	13 Weeks Ended
	March 25, 2012	March 27, 2011
Net cash provided by (used in):
Operating activities	$7,669	$5,991
Investing activities	(2,093)	(1,792)
Financing activities	(6,447)	(6,627)

Net decrease in cash and cash equivalents	$(871)	$(2,428)

Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising and general and administrative costs. Operating activities provided cash flow during the first quarters of both fiscal years 2012 and 2011 primarily because operating revenues have exceeded cash based expenses.

Net cash used in investing activities in both periods pertained primarily to restaurant remodel projects.

Financing activities used cash in both periods. During the first quarter of fiscal year 2012 we repurchased all of our outstanding preferred stock for $60.2 million, which was funded by our senior credit facility. We also repaid $5.2 million of debt using cash provided by operations. During the first quarter of fiscal year 2011 we repaid $6.0 million of debt outstanding under our senior credit facility.

Off-Balance Sheet Arrangements

As of March 25, 2012, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 25, 2011 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first quarter of fiscal year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company's senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At March 25, 2012, the Company had $77.0 million of variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Ceteris paribus, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2012 of approximately $0.8 million.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly take into account changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company's results of operations would be adversely affected. The Company has purchase agreements for prime beef representing approximately 25% to 30% of our needs from April through August 2012. The Company currently does not use financial instruments to hedge its risk to market price fluctuations in other food product prices. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. Ceteris paribus, a hypothetical 10% fluctuation in beef prices would have an approximate impact ranging from $3.0 to $3.5 million on pre-tax earnings for the balance of fiscal year 2012.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 25, 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 25, 2012 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended March 25, 2012, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

There are no material changes to the Risk Factors included in the Company’s Form 10-K for the fiscal year ended December 25, 2011. The impact of the circumstances and events described in such Risk Factors could result in significant adverse effects on our financial position, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading. Additional information about the Company may be found elsewhere in this report and the Company's other public files, which are available without charge through the SEC's website at http://www.sec.gov.

Exhibit 10.1* Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated March 2012 between the Company and Peter Beaudrault.

Exhibit 10.2* Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated October 2011 between the Company and Cheryl Henry.

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	Interactive Data Files

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUTH’S HOSPITALITY GROUP, INC.

By:	/s/ MICHAEL P. O’DONNELL
Michael P. O’Donnell
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ARNE G. HAAK
Arne G. Haak
Executive Vice President and Chief Financial Officer of Ruth’s Hospitality Group, Inc. (Principal Financial Officer)

Date: April 27, 2012