Form 10-Q
period 2012-06-24
Ruths Hospitality Group, Inc.
filed 2012-07-27
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-51485

Ruth’s Hospitality Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-1060618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1030 W. Canton Avenue, Suite 100 Winter Park, FL	32789
(Address of principal executive offices)	(Zip code)

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

The number of shares outstanding of the registrant’s common stock as of July 27, 2012 was 35,372,615, which includes 927,664 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	June 24,	December 25,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$4,489	$3,925
Accounts receivable, less allowance for doubtful accounts 2012—$371; 2011—$382	8,423	12,715
Inventory	7,285	7,358
Prepaid expenses and other	1,583	1,448
Deferred income taxes	2,014	1,623

Total current assets	23,794	27,069
Property and equipment, net of accumulated depreciation 2012—$111,950; 2011—$104,773	96,398	99,154
Goodwill	22,097	22,097
Franchise rights	32,200	32,200
Trademarks	10,676	10,676
Other intangibles, net of accumulated amortization 2012—$2,246; 2011—$2,037	6,261	6,470
Deferred income taxes	35,879	38,928
Other assets	3,170	3,626

Total assets	$230,475	$240,220

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,521	$8,014
Accrued payroll	11,911	12,914
Accrued expenses	5,247	9,127
Deferred revenue	22,561	30,082
Other current liabilities	6,390	6,182

Total current liabilities	54,630	66,319
Long-term debt	71,000	22,000
Deferred rent	23,120	23,037
Other liabilities	5,148	5,333

Total liabilities	153,898	116,689

Commitments and contingencies (Note 11)	0	0

Series A 10% Redeemable Convertible Preferred Stock, par value $0.01 per share; no shares issued and outstanding at June 24, 2012, 25,000 shares authorized, issued and outstanding, liquidation preference of $25,000 at December 25, 2011	0	23,891

Shareholders’ equity:

Common stock, par value $.01 per share; 100,000,000 shares authorized, 34,373,101 shares issued and outstanding at June 24, 2012 34,150,389 shares issued and outstanding at December 25, 2011	343	341
Additional paid-in capital	166,047	200,524
Accumulated deficit	(89,813)	(101,225)
Treasury stock, at cost; 71,950 shares at June 24, 2012 and December 25, 2011	0	0

Total shareholders’ equity	76,577	99,640

Total liabilities, preferred stock, and shareholders’ equity	$230,475	$240,220

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss)—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended		26 Weeks Ended
	June 24,	June 26,	June 24,	June 26,
	2012	2011	2012	2011
Revenues:
Restaurant sales	$91,819	$86,947	$189,106	$181,111
Franchise income	3,243	2,881	6,698	5,938
Other operating income	2,651	2,198	2,911	2,698

Total revenues	97,713	92,026	198,715	189,747
Costs and expenses:
Food and beverage costs	29,537	26,560	60,664	55,444
Restaurant operating expenses	46,938	44,976	94,432	91,315
Marketing and advertising	2,419	3,167	4,159	6,096
General and administrative costs	6,227	5,353	13,112	11,230
Depreciation and amortization expenses	3,639	3,649	7,346	7,360
Pre-opening costs	75	41	120	42
Restructuring benefit	0	0	0	(502)

Total costs and expenses	88,835	83,746	179,833	170,985
Operating income	8,878	8,280	18,882	18,762

Other expense:
Interest expense, net	(598)	(739)	(1,079)	(1,569)
Debt issuance costs written-off	0	0	(807)	0
Other	(47)	(219)	(60)	(420)

Income from continuing operations before income tax expense	8,233	7,322	16,936	16,773
Income tax expense (benefit)	2,392	(1,814)	4,983	1,032

Income from continuing operations	5,841	9,136	11,953	15,741
Loss (income) from discontinued operations, net of income tax benefit (expense)	9	(70)	26	(397)

Net income	$5,832	$9,206	$11,927	$16,138
Preferred stock dividends	0	623	514	1,247
Accretion of preferred stock redemption value	0	88	73	176
Excess of redemption value over carrying value of preferred shares redeemed	0	0	35,776	0

Net income (loss) applicable to preferred and common shareholders	$5,832	$8,495	(24,436)	$14,715

Basic earnings (loss) per common share:
Continuing operations	$0.17	$0.20	$(0.71)	$0.34
Discontinued operations	0	0	0	0.01

Basic earnings (loss) per share	$0.17	$0.20	$(0.71)	$0.35

Diluted earnings (loss) per common share:
Continuing operations	$0.17	$0.20	$(0.71)	$0.33
Discontinued operations	0	0	0	0.01

Diluted earnings (loss) per share	$0.17	$0.20	$(0.71)	$0.34

Shares used in computing net income (loss) per common share:
Basic	34,304,948	34,075,604	34,237,788	34,037,818
Diluted	35,133,637	43,233,207	34,237,788	43,196,850

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

for the Twenty-six Weeks ended June 24, 2012 and June 26, 2011

(Amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated Deficit	Treasury Stock		Shareholders’ Equity
	Shares	Value	Capital		Shares	Value
Balance at December 25, 2011	34,150	$341	$200,524	$(101,225)	72	$0	$99,640
Net income	0	0	0	11,927	0	0	11,927
Preferred stock dividends	0	0	0	(514)	0	0	(514)
Accretion of preferred stock redemption value	0	0	(73)	0	0	0	(73)
Excess of redemption value over carrying value of Preferred Shares redeemed	0	0	(35,776)	0	0	0	(35,776)
Shares issued under stock compensation plan including tax effects	223	2	324	0	0	0	325
Stock-based compensation	0	0	1,048	0	0	0	1,048

Balance at June 24, 2012	34,373	$343	$166,047	$(89,813)	72	$0	$76,577

Balance at December 26, 2010	33,981	$339	$198,304	$(118,282)	72	$0	$80,361
Net income	0	0	0	16,138	0	0	16,138
Preferred stock dividends	0	0	0	(1,247)	0	0	(1,247)
Accretion of preferred stock redemption value	0	0	(176)	0	0	0	(176)
Shares issued under stock compensation plan including tax effects	146	2	3	0	0	0	5
Stock-based compensation	0	0	1,219	0	0	0	1,219

Balance at June 26, 2011	34,127	$341	$199,350	$(103,391)	72	$0	$96,299

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	26 Weeks Ended
	June 24,	June 26,
	2012	2011
Cash flows from operating activities:
Net income	$11,927	$16,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,346	7,360
Deferred income taxes	2,658	(1,489)
Non-cash interest expense	258	384
Debt issuance costs written-off	807	0
Amortization of below market lease	65	162
Restructuring benefit	0	(502)
Stock-based compensation expense	1,048	1,219

Changes in operating assets and liabilities:
Accounts receivable	4,292	3,162
Inventories	74	629
Prepaid expenses and other	(135)	(79)
Other assets	1	134
Accounts payable and accrued expenses	(4,411)	(4,665)
Deferred revenue	(7,521)	(8,348)
Deferred rent	83	883
Other liabilities	854	(525)

Net cash provided by operating activities	17,346	14,463

Cash flows from investing activities:
Acquisition of property and equipment	(4,653)	(3,885)

Net cash used in investing activities	(4,653)	(3,885)

Cash flows from financing activities:
Principal repayments on long-term debt	(19,000)	(19,750)
Principal borrowings on long-term debt	68,000	8,750
Redemption of Series A 10% redeemable convertible preferred stock	(59,740)	0
Dividend payments	(1,103)	(1,247)
Deferred financing costs	(610)	0
Proceeds from exercise of stock options	324	5

Net cash used in financing activities	(12,129)	(12,242)

Net increase (decrease) in cash and cash equivalents	564	(1,664)

Cash and cash equivalents at beginning of period	3,925	5,018

Cash and cash equivalents at end of period	$4,489	$3,354

Supplemental disclosures of cash flow information:
Cash paid during the period for:

Interest, net of capitalized interest	$912	$1,234
Income taxes	757	1,109

Noncash investing and financing activities:
Excess accrual-based acquisition of property and equipment	$(207)	$(427)
Preferred stock dividends accrued	0	596

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (together, the Company) as of June 24, 2012 and December 25, 2011 and for the fiscal quarters and twenty-six weeks ended June 24, 2012 and June 26, 2011 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. The Company owns the Ruth’s Chris Steak House, Mitchell’s Fish Market, Columbus Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse concepts.

As of June 24, 2012, there were 133 Ruth’s Chris Steak House restaurants, of which 63 were Company-owned, 69 were franchisee-owned, and one location was operating under a management agreement. The franchisee-owned restaurants include fifteen international franchisee-owned restaurants in Aruba, Canada, China (Hong Kong), Mexico, Japan, Taiwan, and the United Arab Emirates. One new Ruth’s Chris Steak House franchise location opened during the twenty-six weeks ended June 24, 2012, a second franchise restaurant located in Dubai which opened in April 2012. A new Ruth’s Chris Steak House located at Harrah’s casino in Cherokee, NC opened in May 2012 under a management agreement between the Company and the Eastern Band of Cherokee Indians. The management fee and our share of the income from the Cherokee, NC location are included in other operating income in the accompanying condensed consolidated statements of income (loss).

The Company also operates 19 Mitchell’s Fish Markets and three Cameron’s Steakhouse restaurants, located primarily in the mid-west and Florida.

There were no changes to the number of Company-owned restaurants during the first or second quarters of fiscal year 2012. We expect to grow the number of Company-owned and franchisee owned restaurants in 2012 and 2013. Management anticipates that Ruth’s Chris Steak House franchisees will open two to four additional restaurants in 2012. A new Company-owned Ruth’s Chris Steak House is targeted to be opened in Cincinnati, OH in November 2012 and a new Company-owned Ruth’s Chris Steak House is targeted to be opened in Denver, CO in 2013.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended June 24, 2012 and June 26, 2011 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC’s rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2011.

The Company operates on a 52 or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended June 24, 2012 and June 26, 2011 each contained 13 weeks and are referred to herein as the second quarter of fiscal year 2012 and the second quarter of fiscal year 2011, respectively. Fiscal year 2012 is a 53-week year and fiscal year 2011 was a 52-week year.

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

Recent Accounting Pronouncements for Future Application

Accounting standards that have been issued by the Financial Accounting Standards Board (FASB) or other standard-setting bodies that require adoption at a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

(2) Redeemable Convertible Preferred Stock

In February 2010, the Company issued and sold 25,000 shares of Preferred Stock to Bruckmann, Rosser, Sherrill & Co. Management, L.P. and affiliates (BRS) in a private placement transaction. The Company received proceeds of $23.2 million, net of approximately $1.8 million in closing and issuance costs. The Preferred Stock was classified as temporary shareholders’ equity since the shares had certain conditions that allow the holder to redeem the Preferred Stock for cash, and for which redemption was not solely within the control of the Company.

Each share of the Preferred Stock had an initial liquidation preference of $1,000. The holders of the Preferred Stock were entitled to quarterly dividends accruing at a 10% annual rate. The Preferred Stock was also convertible, under certain circumstances, into the number of shares of the Company’s common stock equal to the quotient of the liquidation preference, including accrued dividends, divided by the conversion price. Using the liquidation preference of $25.0 million as of December 25, 2011, a conversion of Preferred Stock into the Company’s common stock would have resulted in the issuance of 8,620,690 additional common shares. The Preferred Stock was convertible at any time, at the option of the holders. The Company had the option to convert the Preferred Stock, in whole or in part, after February 12, 2012 if the closing price of the Company’s common stock equaled or exceeded 225% of the then applicable conversion price for a period of 20 trading days over any 30 consecutive trading day period. At the option of the Company, the Preferred Stock could have been redeemed on or after February 12, 2015 without regard to the Company’s stock price. At the option of the holders, the Preferred Stock could have been redeemed on or after February 12, 2017. The redemption price per share was to equal the liquidation preference, including any accrued dividends. In accordance with FASB Accounting Standards Codification (ASC) Topic 480-10-S99, the Company was accreting the carrying value of Preferred Stock to its redemption value of $25 million from the date of issuance to the earliest redemption date, February 12, 2015.

On March 8, 2012, the Company repurchased all of the outstanding Preferred Stock for $60.2 million. The purchase price, which includes payment of all accrued and unpaid dividends owed on the Preferred Stock, was funded using borrowings from the Company’s $100 million senior credit facility. After the repurchase and retirement of the Preferred Stock, the Company’s fully diluted common share base decreased by approximately 8.6 million shares and the 10% annual dividend on the preferred stock, which amounted to $2.5 million in fiscal year 2011, was eliminated. The Company recorded a reduction of net income applicable to shareholders of approximately $35.8 million in the first quarter of fiscal year 2012 to reflect the excess of the redemption value over the financial statement carrying value of the preferred shares redeemed. In connection with the repurchase of preferred shares, the BRS director designee resigned from his position as a member of the Company’s Board of Directors.

(3) Long-term Debt

Long-term debt consists of the following (in thousands):

	June 24,	December 25,
Senior Credit Facility:	2012	2011
Revolving credit facility	$71,000	$22,000
Less current maturities	—	—

	$71,000	$22,000

As of June 24, 2012, the Company had an aggregate of $71 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 3.01% with approximately $24.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. The 3.01% weighted average interest rate includes a 2.75% interest rate on outstanding indebtedness, plus fees on the Company’s unused borrowing capacity and outstanding letters of credit. As of June 24, 2012, the Company was in compliance with all the covenants under its credit facility.

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

•	reduces the commitment fees charged to any undrawn availability under the revolving loan facility, with such commitment fees based on the Company’s actual leverage ratio;

•	increases the Company’s ability to incur capital leases and other general liens, in both cases, to $10.0 million from $2.5 million;

•	reduces the minimum fixed charge coverage ratio to 1.25:1.00 (from 1.35:1.00) and the maximum leverage ratio to 2.50:1.00 (from 3.75 to 1.00); and

•

increases the Company’s ability to make capital expenditures to (a) an amount not to exceed 75% of EBITDA if its leverage ratio is equal to or greater than 1.50:1.00 or (b) an unlimited amount if its leverage ratio is less than 1.50:1.00.

The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on the Company’s ability to enter into joint ventures, acquisitions, and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Amended and Restated Credit Agreement requires the Company to maintain a fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio of 2.50:1.00. Junior stock payments, which include both cash dividend payments and repurchases of common or preferred stock, are limited to $100 million through the end of the agreement. As of June 24, 2012, approximately $60.2 million of the junior stock payments limit had been used due to the repurchase of preferred stock from BRS. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default.

As a result of the February 2012 amendment, $100 thousand of legal fees were incurred in the first quarter of fiscal year 2012. In addition, $807 thousand of previously deferred debt issuance costs were written off because the participants of the lending group changed.

(4) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of June 24, 2012 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

During the second quarter of fiscal year 2012, the Company had no assets or liabilities measured on a recurring or nonrecurring basis subject to the disclosure requirements of “Fair Value Measurements and Disclosures,” FASB ASC Topic 820.

(5) Franchise Income

The Company currently has 69 Ruth’s Chris Steak House franchise locations, including 15 international locations. No franchise locations were sold or purchased during the second quarters of fiscal years 2012 or 2011. During the twenty-six weeks ended June 24, 2012, the Company opened its second franchise location in Dubai. Franchise income includes opening and development fees and income generated from existing franchise locations.

(6) Stock-Based Employee Compensation

Under the 2000 Stock Option Plan, there are 39,046 shares of common stock issuable upon exercise of currently outstanding options at June 24, 2012 and no future grants are able to be made. Under the 2005 Equity Incentive Plan, as amended, at June 24, 2012 there are 1,494,270 shares of common stock issuable upon exercise of currently outstanding options, 927,664 currently outstanding restricted stock awards and 601,524 shares available for future grants. Outstanding restricted stock is not included in common stock outstanding amounts. Total stock compensation expense recognized during the second quarters of fiscal years 2012 and 2011 was $0.6 million and $0.5 million, respectively. Total stock compensation expense recognized for the twenty-six weeks of June 24, 2012 and June 26, 2011 was $1.0 million and $1.2 million, respectively.

(7) Restructuring

The Company had no accrued restructuring liability as of either June 24, 2012 or December 25, 2011.

The Company accrued lease exit costs related to locations for which a lease was signed and the Company subsequently decided not to open a restaurant. The Company recorded a $0.5 million reduction in accrued restructuring costs during the first twenty-six weeks of fiscal year 2011. The reduction in the liability was due to a change in the estimated lease exit costs for two leases in Scottsdale, Arizona.

(8) Income Taxes

During the second quarter of fiscal year 2012, we recognized income tax expense of $2.4 million. During the second quarter of fiscal 2011 we recognized an income tax benefit of $1.8 million. The income tax benefit recognized in the second quarter of fiscal year 2011 was attributable to the beneficial impact of a $4.4 million reduction of the valuation allowance on certain state deferred tax assets which more than offset the income tax expense associated with pre-tax income.

A reconciliation of the U.S. statutory rate to the effective rate for each period is as follows:

	13 Weeks Ended		26 Weeks Ended
	June 24,	June 26,	June 24,	June 26,
	2012	2011	2012	2011
Income tax expense (benefit) at statutory rates	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.5%	5.9%	4.5%	5.8%
Stock compensation expense (benefit)	0.4%	0.6%	1.2%	0.5%
Employment tax credits	(9.7%)	(9.9%)	(9.5%)	(8.7%)
Decrease in valuation allowance	0.0%	(59.7%)	0.0%	(26.1%)
Other	(1.1%)	3.3%	(1.8%)	(0.4%)

Effective tax rate	29.1%	(24.8%)	29.4%	6.1%

The decrease in the valuation allowance recorded in the second quarter of fiscal year 2011 pertains to certain state deferred tax assets, primarily state net operating loss carryforwards. Previously, the Company had recorded a valuation allowance equal to these state deferred tax assets because the Company did not expect to realize the benefit of these state tax loss carryforwards. The Company completed a revision of its corporate structure in the second quarter of fiscal year 2011 which makes it probable that these state tax loss carryforwards will be used in the future. Therefore the valuation allowance was reduced to zero.

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations for years before 2007.

(9) Discontinued Operations

During the third quarter of fiscal year 2007, the Company was notified that the replacement tenant in the Manhattan-UN, New York, location was placed in default by the landlord and as a result, the Company resumed lease payments with respect to this property during the third quarter of fiscal year 2008. Payments will range from $0.1 million to $0.2 million in the aggregate per fiscal quarter through September 2016. The Company entered into a sublease agreement in April 2011 in order to recover some of the amounts due under the remaining lease term. As of June 24, 2012, the recorded liability related to this property was $1.0 million. The Company accounted for the exit costs in accordance with the provisions of “Exit or Disposal Cost Obligations,” FASB ASC Topic 420, which requires that such costs be expensed in the periods whereby such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying condensed consolidated statements of income (loss).

The Company accounts for its closed restaurants in accordance with the provisions of “Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets,” FASB ASC Topic 360-10. Therefore, when a restaurant is closed, and the restaurant is either held for sale or abandoned, the restaurant’s operations are eliminated from the ongoing operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, are reclassified. Discontinued operations for the twenty-six weeks ended June 26, 2011 included a $0.4 million benefit for a change in estimate of lease exit costs related to the Manhattan UN, New York lease.

Discontinued operations consist of the following (in thousands):

	13 Weeks Ended		26 Weeks Ending
	June 24,	June 26,	June 24,	June 26,
	2012	2011	2012	2011
Revenues	$0	$1,238	$0	$2,357
Loss (income) before income tax	$12	$(99)	$37	$(522)
Loss (income) from discontinued operations, net of income tax benefit (expense)	$9	$(70)	$26	$(397)

(10) Earnings Per Share

Basic earnings per common share is computed under the two-class method as provided in “Earnings Per Share,” FASB ASC Topic 260. Under the two-class method a portion of net income is allocated to participating securities, such as the Company’s Preferred Stock, and therefore is excluded from the calculation of earnings per share allocated to common shares. Diluted earnings per common share is computed by dividing the net income applicable to common shareholders for the period by the weighted average number of common and potential common shares outstanding during the period. Net income, in both the basic and diluted earnings per common share calculations, is reduced by the Preferred Stock dividends and accretion of the Preferred Stock to its redemption value. Additionally, net income for the twenty-six weeks ended June 24, 2012 in both the basic and diluted earnings per share calculations was reduced by the excess of the redemption value over the carrying value of the preferred shares redeemed.

Diluted earnings per share for the second quarters of fiscal years 2012 and 2011 excludes stock options and restricted shares of 669,153 and 973,794, respectively, which were outstanding during the period but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for second quarters of fiscal years 2012 and 2011 were $12.89 and $10.95 per share, respectively.

Diluted earnings per share for the twenty-six weeks of fiscal year 2012 and 2011 excludes stock options and restricted shares of 1,591,788 and 1,515,348, respectively, which were outstanding during the period but were anti-dilutive. Diluted earnings per share for the twenty-six weeks ended June 24, 2012 also excludes the 8,620,690 shares of common stock issuable upon the conversion of 25,000 shares of Preferred Stock, which were outstanding until their repurchase and retirement on March 8, 2012, but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for the twenty-six weeks of fiscal year 2012 and 2011 were $12.63 and $8.46 per share, respectively.

The following table sets forth the computation of basic earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended		26 Weeks Ended
	June 24,	June 26,	June 24,	June 26,
	2012	2011	2012	2011
Income from continuing operations	$5,841	$9,136	$11,953	$15,741
Loss (income) from discontinued operations, net of income tax benefit (expense)	9	(70)	26	(397)

Net income	$5,832	$9,206	$11,927	$16,138
Preferred stock dividends	0	623	514	1,247
Accretion of preferred stock redemption value	0	88	73	176
Excess of redemption value over carrying value of preferred stock redeemed	0	0	35,776	0

Undistributed net income (loss)	$5,832	$8,495	$(24,436)	$14,715
Undistributed net income allocated to preferred shareholders	0	1,715	0	2,974

Net income (loss) available to common shareholders	$5,832	$6,780	$(24,436)	$11,741

Shares:
Weighted average number of common shares outstanding—basic	34,304,948	34,075,604	34,237,788	34,037,818

Basic earnings per common share:
Continuing operations	$0.17	$0.20	$(0.71)	$0.34
Discontinued operations	0	0	0	0.01

Basic earnings per common share	$0.17	$0.20	$(0.71)	$0.35

The following table sets forth the computation of diluted earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended		26 Weeks Ended
	June 24,	June 26,	June 24,	June 26,
	2012	2011	2012	2011
Income from continuing operations	$5,841	$9,136	$11,953	$15,741
Loss (income) from discontinued operations, net of income tax benefit (expense)	9	(70)	26	(397)

Net income	$5,832	$9,206	$11,927	$16,138
Preferred stock dividends	0	623	514	1,247
Accretion of preferred stock redemption value	0	88	73	176
Excess of redemption value over carrying value of preferred stock redeemed	0	0	35,776	0

Net income (loss) applicable to preferred and common shareholders	$5,832	$8,495	$(24,436)	$14,715

Shares:
Weighted average number of common shares outstanding—basic	34,304,948	34,075,604	34,237,788	34,037,818
Dilutive shares	828,689	536,913	0	538,342
Dilutive convertible preferred stock	0	8,620,690	0	8,620,690

Weighted-average number of common shares outstanding—diluted	35,133,637	43,233,207	34,237,788	43,196,850

Diluted earnings per common share:
Continuing operations	$0.17	$0.20	$(0.71)	$0.33
Discontinued operations	0	0	0	0.01

Diluted earnings per common share	$0.17	$0.20	$(0.71)	$0.34

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

In February 2012, the Company entered into a lease for a new Ruth’s Chris Steak House restaurant in Cincinnati, Ohio. The restaurant is projected to open in November 2012.

In May 2012, the Company entered into a lease to relocate the Ruth’s Chris Steak House restaurant in Houston, Texas from an owned to a leased facility. The relocated restaurant is scheduled to open in early 2013. Based on a recent appraisal of the owned facility coupled with the expected positive cash flows, we concluded that the recognition of an impairment loss was not warranted. Management will continue to assess the recoverability of the financial statement carrying value of the owned facility and the Company may be required to recognize a loss if the expected selling price changes and\or when the property is offered for sale or sold.

In June 2012, the Company entered into a lease for a new Ruth’s Chris Steak House restaurant in Denver, Colorado. The restaurant is projected to open in early 2013.

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

As of June 24, 2012, there were 133 Ruth’s Chris Steak House restaurants, of which 63 were Company-owned, 69 were franchisee-owned, and one location was operating under a management agreement. The franchisee-owned restaurants include fifteen international franchisee-owned restaurants in Aruba, Canada, China (Hong Kong), Mexico, Japan, Taiwan, and the United Arab Emirates. One new Ruth’s Chris Steak House franchise location opened during the twenty-six weeks ended June 24, 2012, a second franchise restaurant located in Dubai which opened in April 2012. A new Ruth’s Chris Steak House located at Harrah’s casino in Cherokee, NC opened in May 2012 under a management agreement between the Company and the Eastern Band of Cherokee Indians. The management fee and our share of the income from the Cherokee, NC location are included in other operating income in the accompanying condensed consolidated statements of income (loss).

The Company also operates 19 Mitchell’s Fish Markets and three Cameron’s Steakhouse restaurants, located primarily in the mid-west and Florida.

There were no changes to the number of Company-owned restaurants during the first or second quarters of fiscal year 2012. We expect to grow the number of Company-owned and franchisee owned restaurants in 2012 and 2013. We anticipate that Ruth’s Chris Steak House franchisees will open two to four additional restaurants in 2012. A new Company-owned Ruth’s Chris Steak House is targeted to be opened in Cincinnati, OH in November 2012 and a new Company-owned Ruth’s Chris Steak House is targeted to be opened in Denver, CO in 2013.

Our business is subject to seasonal fluctuations. Historically, our first and fourth quarters have tended to be the strongest revenue quarters due, in part, to the year-end holiday season. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular period may decrease.

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

	13 Weeks Ended		26 Weeks Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Revenues:
Restaurant sales	94.0%	94.5%	95.2%	95.5%
Franchise income	3.3%	3.1%	3.3%	3.1%
Other operating income	2.7%	2.4%	1.5%	1.4%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	32.2%	30.5%	32.1%	30.6%
Restaurant operating expenses (percentage of restaurant sales)	51.1%	51.7%	49.9%	50.4%
Marketing and advertising	2.5%	3.4%	2.1%	3.2%
General and administrative costs	6.4%	5.8%	6.6%	5.9%
Depreciation and amortization expenses	3.7%	4.0%	3.7%	3.9%
Pre-opening costs	0.1%	0	0.1%	0
Restructuring benefit	0	0	0	(0.3%)

Total Costs and expenses	96.0%	95.4%	94.5%	93.7%
Operating income	9.1%	9.0%	9.5%	9.9%

Other expense:
Interest expense, net	(0.6%)	(0.8%)	(0.5%)	(0.8%)
Debt issuance costs written-off	0	0	(0.4%)	0
Other	0	(0.2%)	0	(0.2%)

Income from continuing operations before income tax expense	8.4%	8.0%	8.5%	8.8%

Income tax expense (benefit)	2.4%	(2.0%)	2.5%	0.5%

Income from continuing operations	6.0%	10.0%	6.0%	8.3%
Loss (income) from discontinued operations, net of income tax benefit (expense)	0	(0.1%)	0	(0.2%)

Net income	6.0%	10.1%	6.0%	8.5%

Preferred stock dividends	0	0.7%	0.3%	0.7%
Accretion of preferred stock redemption value	0	0.1%	0	0.1%
Excess of redemption value over carrying value of preferred shares redeemed	0	0	18.0%	0

Net income (loss) applicable to preferred and common shareholders	6.0%	9.3%	(12.3%)	7.7%

Second Quarter Ended June 24, 2012 (13 Weeks) Compared to Second Quarter Ended June 26, 2011 (13 Weeks)

Overview. Second quarter fiscal year 2012 operating income increased from the second quarter fiscal year 2011 level by $0.6 million to $8.9 million. Second quarter fiscal year 2012 operating income was favorably impacted by a $4.9 million increase in restaurant sales which was somewhat offset by increased food and restaurant operating expenses. Higher restaurant sales were attributable both to an increase in the number of customers as measured by an increase in entrées and an increase in average check. During the second quarter of fiscal year 2011 we recognized a $4.0 million income tax benefit which was attributable to the reduction of a valuation allowance. Net income for the second quarter of fiscal year 2012 decreased by $3.4 million to $5.8 million as compared to the second quarter of fiscal year 2011 primarily due to the income tax benefit.

Restaurant Sales. Restaurant sales increased $4.9 million, or 5.6%, to $91.8 million in the second quarter of fiscal year 2012 from the second quarter of fiscal year 2011. Company-owned comparable restaurant sales for Ruth’s Chris Steak House increased 6.0%, which consisted of an entrée increase of 3.8% and an average check increase of 2.2%. Company-owned comparable restaurant sales at Mitchell’s Fish Market increased 2.3%, which consisted of an entrée increase of 3.2% and an average check decrease of 0.9%.

Franchise Income. Franchise income increased $0.3 million, or 12.6%, to $3.2 million in the second quarter of fiscal year 2012 from the second quarter of fiscal year 2011. The increase was driven by one new location which opened in 2012, two locations which opened in the third and fourth quarters of fiscal year 2011 and an increase in comparable franchise-owned restaurant sales of 4.4%.

Other Operating Income. Other operating income increased $0.5 million, or 20.6%, to $2.7 million in the second quarter of fiscal year 2012 from the second quarter of fiscal year 2011. The increase was primarily due to higher gift card breakage income in the second quarter of fiscal year 2012.

Food and Beverage Costs. Food and beverage costs increased $2.9 million, or 11.2%, to $29.5 million in the second quarter of fiscal year 2012 from the second quarter of fiscal year 2011. As a percentage of restaurant sales, food and beverage costs increased to 32.2% in the second quarter of fiscal year 2012 from 30.5% in the second quarter of fiscal year 2011. This increase in food and beverage costs as a percentage of restaurant sales was primarily due to unfavorable beef prices.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.9 million, or 4.4%, to $46.9 million in the second quarter of fiscal year 2012 from the second quarter of fiscal year 2011. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 51.1% in the second quarter of fiscal year 2012 from 51.7% in the second quarter of fiscal year 2011 as leveraging higher comparable restaurant sales offset higher health insurance costs.

Marketing and Advertising. Marketing and advertising expenses decreased $0.8 million, or 23.6%, to $2.4 million in the second quarter of fiscal year 2012 from the second quarter of fiscal year 2011. As a percentage of total revenues, marketing and advertising decreased to 2.5% in the second quarter of fiscal year 2012 from 3.4% in the second quarter of fiscal year 2011. The decrease in marketing and advertising expenses in the second quarter of fiscal 2012 was primarily due to a shift in the timing of advertising campaigns.

General and Administrative. General and administrative expenses increased $0.8 million to $6.2 million in the second quarter of fiscal year 2012 from the second quarter of fiscal year 2011 primarily due to increases in personnel costs.

Depreciation and Amortization Expenses. Depreciation and amortization expense was $3.6 million in the second quarter of fiscal year 2012, which was relatively flat compared to the second quarter of fiscal year 2011.

Interest Expense. Interest expense decreased $0.1 million, or 19.1%, to $0.6 million in the second quarter of fiscal year 2012 from the second quarter of fiscal year 2011. The decrease in expense was due to lower interest rates in the second quarter of fiscal year 2012, which were partially offset by the impact of a higher average debt balance. The lower interest rates were largely attributable to more favorable terms under the Amended and Restated Credit Agreement.

Income Tax Expense. During the second quarter of fiscal year 2012, we recognized income tax expense of $2.4 million. During the second quarter of fiscal 2011 we recognized an income tax benefit of $1.8 million. The income tax benefit recognized in the second quarter of fiscal year 2011 was attributable to the beneficial impact of a $4.0 million reduction of the valuation allowance on certain state deferred tax assets which more than offset the income tax expense associated with pre-tax income.

Income from Continuing Operations. Income from continuing operations decreased $3.3 million, or 36.1%, to $5.8 million in the second quarter of fiscal year 2012 from the second quarter of fiscal year 2011.

Net Income (Loss) Applicable to Preferred and Common Shareholders. Net income applicable to preferred and common shareholders was $5.8 million in the second quarter of fiscal year 2012 compared to $8.5 million in the second quarter of fiscal year 2011. The decrease in the second quarter of fiscal year 2012 was primarily attributable to a $4.0 million tax benefit recognized in the second quarter of fiscal year 2011 for the reduction of a valuation allowance.

Twenty-six weeks ended June 24, 2012 compared to twenty-six weeks ended June 26, 2011

Overview. The first twenty-six weeks of fiscal year 2012 operating income of $18.9 million was relatively unchanged compared to the first twenty-six weeks of fiscal year 2011. The first twenty-six weeks of fiscal year 2012 operating income was positively impacted by a $8.0 million increase in restaurant sales which was more than offset by higher food and restaurant operating expenses. Higher restaurant sales were attributable both to an increase in the number of customers as measured by an increase in entrées and an increase in average check. Net income for the first twenty-six weeks of fiscal year 2012 decreased by $4.2 million to $11.9 million as compared to the first twenty-six weeks of fiscal year 2011. During the first twenty-six weeks of fiscal year 2011, we recognized a $0.5 million restructuring benefit and a $0.4 million discontinued operations benefit. Also, income tax expense for the first twenty-six weeks of fiscal year 2011 was abnormally low due to a $4.0 million reduction of a valuation allowance.

Preferred stock requirements are deducted from net income to arrive at net income (loss) applicable to preferred and common shareholders. During the first twenty-six weeks of fiscal year 2012, we reported a $24.4 million loss applicable to shareholders due to the repurchase of all of the Company’s Preferred Stock. We recorded a reduction of net income applicable to shareholders of $35.8 million in the first fiscal quarter of 2012 to reflect the excess of the redemption value over the carrying value of the preferred shares redeemed.

Restaurant Sales. Restaurant sales increased $8.0 million, or 4.4%, to $189.1 million in the first twenty-six weeks of fiscal year 2012 from the first twenty-six weeks of fiscal year 2011. Company-owned comparable restaurant sales for Ruth’s Chris Steak House increased 4.7%, which consisted of an entrée increase of 2.9% and an average check increase of 1.8%. Company-owned comparable restaurant sales at Mitchell’s Fish Market increased 1.2%, which consisted of an entrée increase of 1.6% and an average check decrease of 0.5%.

Franchise Income. Franchise income increased $0.8 million, or 12.8%, to $6.7 million in the first twenty-six weeks of fiscal year 2012 from the first twenty-six weeks of fiscal year 2011. The increase was driven by one new location which opened during the first twenty-six weeks of fiscal year 2012, two locations which opened in the third and fourth quarters of fiscal year 2011 and an increase in comparable franchise-owned restaurant sales of 6.0%.

Food and Beverage Costs. Food and beverage costs increased $5.3 million, or 9.4%, to $60.7 million in the first twenty-six weeks of fiscal year 2012 from the first twenty-six weeks of fiscal year 2011. As a percentage of restaurant sales, food and beverage costs increased to 32.1% in the first twenty-six weeks of fiscal year 2012 from 30.6% in the first twenty-six weeks of fiscal year 2011. This increase in food and beverage costs as a percentage of restaurant sales was primarily due to unfavorable beef prices.

Restaurant Operating Expenses. Restaurant operating expenses increased $3.1 million, or 3.4%, to $94.4 million in the first twenty-six weeks of fiscal year 2012 from the first twenty-six weeks of fiscal year 2011. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 49.9% in the first twenty-six weeks of fiscal year 2012 from 50.4% in the first twenty-six weeks of fiscal year 2011 as leveraging higher comparable restaurant sales offset higher health insurance costs.

Marketing and Advertising. Marketing and advertising expenses decreased $1.9 million, or 31.8%, to $4.2 million in the first twenty-six weeks of fiscal year 2012 from the first twenty-six weeks of fiscal year 2011. As a percentage of total revenues, marketing and advertising decreased to 2.1% in the first twenty-six weeks of fiscal year 2012 from 3.2% in the first twenty-six weeks of fiscal year 2011. The decrease in marketing and advertising expenses in the first twenty-six weeks of fiscal year 2012 was primarily due to a shift in the timing of advertising campaigns.

General and Administrative. General and administrative expenses increased $1.9 million to $13.1 million in the first twenty-six weeks of fiscal year 2012 from the first twenty-six weeks of fiscal year 2011 due to increases in legal fees and personnel costs.

Depreciation and Amortization Expenses. Depreciation and amortization expense was $7.3 million in the first twenty-six weeks of fiscal year 2012, which was relatively flat compared to the first twenty-six weeks of fiscal 2011.

Restructuring Benefit. In the first twenty-six weeks of fiscal year 2011, a $0.5 million restructuring benefit was recognized due to a change in the estimated lease exit costs for two leases in Scottsdale, Arizona. The change in estimate was a result of a favorable outcome on the litigation related to the lease commitments.

Interest Expense. Interest expense decreased $0.5 million, or 31.2%, to $1.1 million in the first twenty-six weeks of fiscal year 2012 from the first twenty-six weeks of fiscal year 2011. The decrease in expense was due to lower interest rates in the first twenty-six weeks of fiscal year 2012, which were partially offset by the impact of a higher average debt balance. The lower interest rates were largely attributable to more favorable terms under the Amended and Restated Credit Agreement.

Debt Issuance Cost Write-off. As a consequence of the February 2012 amendment to our senior credit agreement, $807 thousand of previously deferred debt issuance costs were written off.

Income Tax Expense. Income tax expense during the first twenty-six weeks of fiscal year 2012, was $5.0 million. During the first twenty-six weeks of fiscal year 2011 we recognized income tax expense of $1.0 million. The income tax expense recognized in the first twenty-six weeks of fiscal year 2011 was partially offset by the beneficial impact of $4.0 million reduction of the valuation allowance on certain state deferred tax assets which more than offset the income tax expense associated with pre-tax income.

Income from Continuing Operations. Income from continuing operations decreased $3.7 million, or 24.1%, to $12.0 million in the first twenty-six weeks of fiscal year 2012 from the first twenty-six weeks of fiscal year 2011.

Discontinued Operations, net of Income Tax Benefit. Income from discontinued operations, net of income tax benefit, was $397 thousand in the first twenty-six weeks of fiscal year 2011. The income in the first twenty-six weeks of fiscal year 2011 was primarily due to a benefit for a change in estimate of lease exit costs related to the Manhattan UN, New York lease.

Net Income (Loss) Applicable to Preferred and Common Shareholders. Net income (loss) applicable to preferred and common shareholders was a loss of $24.4 million in the first twenty-six weeks of fiscal year 2012 compared to $14.7 million income in the first twenty-six weeks of fiscal year 2011. The loss in the first twenty-six weeks of fiscal year 2012 was attributable to the repurchase of all the outstanding Preferred Stock. We recorded a reduction of net income applicable to shareholders of $35.8 million in the first twenty-six weeks of fiscal year to reflect the excess of the redemption value over the financial statement carrying value of the preferred shares redeemed.

Liquidity and Capital Resources

Overview

Our principal sources of cash during the first twenty-six weeks of fiscal year 2012 were net cash provided by operating activities and borrowings from our $100 million senior credit facility. Our principal use of cash during the first twenty-six weeks of fiscal year 2012 was for the repurchase of all of our issued and outstanding shares of Preferred Stock.

On February 14, 2012, we entered into a Second Amended and Restated Credit Agreement with Wells Fargo Bank, as administrative agent, and certain other lenders (the Amended and Restated Credit Agreement), reducing the overall facility from $129.6 million to $100.0 million and extending the maturity of the borrowings to February 14, 2017. The revolving credit facility is available to be used for working capital and other general corporate purposes. The Amended and Restated Credit Agreement now allows for loan advances plus outstanding letters of credit of up to $100 million to be outstanding at any time that the conditions for borrowings are met. The Amended and Restated Credit Agreement revised the key financial covenants on terms more favorable to us. The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on our ability to enter into joint ventures, acquisitions, and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Amended and Restated Credit Agreement requires us to maintain a minimum fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio of 2.50:1.00. Junior stock payments, which include both cash dividend payments and repurchases of common or preferred stock, are limited to $100 million through the end of the agreement. As of June 24, 2012, $60.2 million of the junior stock payments limit had been used due to the repurchase of preferred stock from BRS. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default.

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

As of June 24, 2012, we had an aggregate of $71 million of outstanding indebtedness under our senior credit facility at a weighted average interest rate of 3.01% with approximately $24.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. The 3.01% weighted average interest rate includes a 2.75% interest rate on outstanding indebtedness, plus fees on our unused borrowing capacity and outstanding letters of credit. As of June 24, 2012, we were in compliance with all the covenants under our credit facility. We expect that our principal uses of cash for the remainder of fiscal year 2012 will be for capital expenditures on existing and new restaurants and debt repayments on our senior credit facility. We anticipate capital expenditures for fiscal year 2012 will aggregate approximately $10 million to $12 million. We believe that our borrowing ability under our senior credit agreement coupled with our anticipated cash flow from operations should provide us with adequate liquidity in fiscal year 2012.

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	26 Weeks Ended
	June 24, 2012	June 26, 2011
Net cash provided by (used in):
Operating activities	$17,346	$14,463
Investing activities	(4,653)	(3,885)
Financing activities	(12,129)	(12,242)

Net increase (decrease) in cash and cash equivalents	$564	$(1,664)

Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising and general and administrative costs. Operating activities provided cash flow during the first twenty-six weeks of both fiscal years 2012 and 2011 primarily because operating revenues have exceeded cash based expenses.

Net cash used in investing activities in both periods pertained primarily to restaurant remodel projects.

Financing activities used cash in both periods. During the first twenty-six weeks of fiscal year 2012 we repurchased all of our outstanding preferred stock for $60.2 million, which was funded by our senior credit facility. We also repaid $11 million of debt using cash provided by operations. During the first twenty-six weeks of fiscal 2011 we repaid $11 million of debt outstanding under our senior credit facility.

Off-Balance Sheet Arrangements

As of June 24, 2012, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 25, 2011 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the second quarter of fiscal year 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At June 24, 2012, the Company had $71 million of variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Ceteris paribus, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2012 of approximately $0.7 million.

Foreign Currency Risk

Management believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. To the extent that the Company is unable to pass increased costs to its guests through price increases, the Company’s results of operations would be adversely affected. The Ruth’s Chris Steak House menu features a broad selection of high quality USDA Prime grade steaks and other premium offerings. USDA Prime comprises less than 3% of all beef sold in the U.S. The Company has purchase agreements for prime beef representing approximately 35% to 40% of our needs from July through August 2012. The Company currently does not use financial instruments to hedge its risk to market price fluctuations in other food product prices. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. Ceteris paribus, a hypothetical 10% fluctuation in beef prices would have an approximate impact ranging from $1.8 to $2.0 million on pre-tax earnings for the balance of fiscal year 2012.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 24, 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 24, 2012 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended June 24, 2012, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Management’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RUTH’S HOSPITALITY GROUP, INC.

By:	/S/ MICHAEL P. O’DONNELL
Michael P. O’Donnell
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ARNE G. HAAK
Arne G. Haak
Executive Vice President and Chief Financial Officer of Ruth’s Hospitality Group, Inc. (Principal Financial Officer)

By:	/s/ MARK W. OSTERBERG
Mark W. Osterberg
Vice President of Accounting and Chief Accounting Officer (Principal Accounting Officer)

Date: July 27, 2012