Form 10-Q
period 2012-09-23
Ruths Hospitality Group, Inc.
filed 2012-10-31
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2012

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2012 was 35,524,005, which includes 1,078,249 shares of unvested restricted stock.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	September 23,	December 25,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$3,912	$3,925
Accounts receivable, less allowance for doubtful accounts 2012 - $373; 2011 - $382	8,949	12,715
Inventory	6,886	7,358
Prepaid expenses and other	2,414	1,448
Deferred income taxes	1,620	1,623

Total current assets	23,781	27,069

Property and equipment, net of accumulated depreciation 2012 - $115,440; 2011 - $104,773	96,740	99,154
Goodwill	22,097	22,097
Franchise rights	32,200	32,200
Trademarks	10,676	10,676
Other intangibles, net of accumulated amortization 2012 - $2,351; 2011 - $2,037	6,156	6,470
Deferred income taxes	36,319	38,928
Other assets	3,020	3,626

Total assets	$230,989	$240,220

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,479	$8,014
Accrued payroll	11,329	12,914
Accrued expenses	5,466	9,127
Deferred revenue	22,392	30,082
Other current liabilities	5,834	6,182

Total current liabilities	55,500	66,319

Long-term debt	69,000	22,000
Deferred rent	23,466	23,037
Other liabilities	5,055	5,333

Total liabilities	153,021	116,689

Commitments and contingencies (Note 11)	0	0

Series A 10% Redeemable Convertible Preferred Stock, par value $0.01 per share; no shares issued and outstanding at September 23, 2012, 25,000 shares authorized, issued and outstanding, liquidation preference of $25,000 at December 25, 2011	0	23,891

Shareholders’ equity:

Common stock, par value $.01 per share; 100,000,000 shares authorized, 34,373,906 shares issued and outstanding at September 23, 2012 34,150,389 shares issued and outstanding at December 25, 2011	344	341
Additional paid-in capital	166,633	200,524
Accumulated deficit	(89,009)	(101,225)
Treasury stock, at cost; 71,950 shares at September 23, 2012 and December 25, 2011	0	0

Total shareholders’ equity	77,968	99,640

Total liabilities, preferred stock, and shareholders’ equity	$230,989	$240,220

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss)—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended		39 Weeks Ended
	September 23,	September 25,	September 23,	September 25,
	2012	2011	2012	2011
Revenues:
Restaurant sales	$81,360	$77,087	$270,466	$258,198
Franchise income	3,256	2,928	9,955	8,866
Other operating income	179	171	3,089	2,868

Total revenues	84,795	80,186	283,510	269,932

Costs and expenses:
Food and beverage costs	25,883	23,953	86,546	79,396
Restaurant operating expenses	45,182	43,419	139,614	134,770
Marketing and advertising	2,214	1,605	6,373	7,701
General and administrative costs	5,969	5,783	19,082	17,013
Depreciation and amortization expenses	3,577	3,616	10,923	10,976
Pre-opening costs	145	150	266	192
Restructuring benefit	0	0	0	(502)

Total costs and expenses	82,970	78,526	262,804	249,546

Operating income	1,825	1,660	20,706	20,386

Other expense:
Interest expense, net	(680)	(719)	(1,759)	(2,289)
Debt issuance costs written-off	0	0	(807)	0
Other	(51)	(58)	(110)	(442)

Income from continuing operations before income tax expense	1,094	883	18,030	17,655

Income tax expense	285	114	5,268	1,145

Income from continuing operations	809	769	12,762	16,510

Loss (income) from discontinued operations, net of income tax benefit (expense)	7	(28)	32	(425)

Net income	$802	$797	$12,730	$16,935

Preferred stock dividends	0	623	514	1,870

Accretion of preferred stock redemption value	0	89	73	265

Excess of redemption value over carrying value of preferred shares redeemed	0	0	35,776	0

Net income (loss) applicable to preferred and common shareholders	$802	$85	(23,633)	$14,800

Basic earnings (loss) per common share:
Continuing operations	$0.02	$0.00	$(0.69)	$0.34
Discontinued operations	0.00	0.00	0.00	0.01

Basic earnings (loss) per share	$0.02	$0.00	$(0.69)	$0.35

Diluted earnings (loss) per common share:
Continuing operations	$0.02	$0.00	$(0.69)	$0.33
Discontinued operations	0.00	0.00	0.00	0.01

Diluted earnings (loss) per share	$0.02	$0.00	$(0.69)	$0.34

Shares used in computing net income (loss) per common share:
Basic	34,373,629	34,147,353	34,283,068	34,074,330
Diluted	35,185,209	43,338,599	34,283,068	43,239,431

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

for the Thirty-nine Weeks ended September 23, 2012 and September 25, 2011

(Amounts in thousands)

	Common Stock		Additional	Accumulated	Treasury Stock		Shareholders’
	Shares	Value	Paid-in Capital	Deficit	Shares	Value	Equity

Balance at December 25, 2011	34,150	$341	$200,524	$(101,225)	72	$0	$99,640

Net income	0	0	0	12,730	0	0	12,730

Preferred stock dividends	0	0	0	(514)	0	0	(514)

Accretion of preferred stock redemption value	0	0	(73)	0	0	0	(73)

Excess of redemption value over carrying value of Preferred Shares redeemed	0	0	(35,776)	0	0	0	(35,776)

Shares issued under stock compensation plan including tax effects	224	3	326	0	0	0	329

Stock-based compensation	0	0	1,632	0	0	0	1,632

Balance at September 23, 2012	34,374	$344	$166,633	(89,009)	72	$0	$77,968

Balance at December 26, 2010	33,981	$339	$198,304	$(118,282)	72	$0	$80,361

Net income	0	0	0	16,935	0	0	16,935

Preferred stock dividends	0	0	0	(1,870)	0	0	(1,870)

Accretion of preferred stock redemption value	0	0	(265)	0	0	0	(265)

Shares issued under stock compensation plan including tax effects	168	3	40	0	0	0	43

Stock-based compensation	0	0	1,879	0	0	0	1,879

Balance at September 25, 2011	34,149	$342	$199,958	$(103,217)	72	$0	$97,083

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	39 Weeks Ended
	September 23,	September 25,
	2012	2011
Cash flows from operating activities:
Net income	$12,730	$16,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,923	10,976
Deferred income taxes	2,611	(1,308)
Non-cash interest expense	363	576
Debt issuance costs written-off	807	0
Amortization of below market lease	97	194
Restructuring benefit	0	(502)
Stock-based compensation expense	1,632	1,879

Changes in operating assets and liabilities:
Accounts receivable	3,766	3,372
Inventories	472	664
Prepaid expenses and other	(966)	(81)
Other assets	48	209
Accounts payable and accrued expenses	(1,782)	(7,228)
Deferred revenue	(7,689)	(7,075)
Deferred rent	429	724
Other liabilities	(626)	(2,255)

Net cash provided by operating activities	22,815	17,080

Cash flows from investing activities:
Acquisition of property and equipment	(8,703)	(6,122)

Net cash used in investing activities	(8,703)	(6,122)

Cash flows from financing activities:
Principal repayments on long-term debt	(24,500)	(25,350)
Principal borrowings on long-term debt	71,500	13,750
Redemption of Series A 10% redeemable convertible preferred stock	(59,740)	0
Dividend payments	(1,103)	(1,870)
Deferred financing costs	(610)	0
Proceeds from exercise of stock options	328	42

Net cash used in financing activities	(14,125)	(13,428)

Net decrease in cash and cash equivalents	(13)	(2,470)

Cash and cash equivalents at beginning of period	3,925	5,018

Cash and cash equivalents at end of period	$3,912	$2,548

Supplemental disclosures of cash flow information:
Cash paid during the period for:

Interest, net of capitalized interest	$1,462	$1,759
Income taxes	1,388	2,283

Noncash investing and financing activities:
Excess accrual-based acquisition of property and equipment	$(410)	$(443)
Preferred stock dividends accrued	(589)	596

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (together, the Company) as of September 23, 2012 and December 25, 2011 and for the fiscal quarters and thirty-nine weeks ended September 23, 2012 and September 25, 2011 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. The Company owns the Ruth’s Chris Steak House, Mitchell’s Fish Market, Columbus Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse concepts.

As of September 23, 2012, there were 135 Ruth’s Chris Steak House restaurants, of which 63 were Company-owned, 71 were franchisee-owned, and one location was operating under a management agreement. The franchisee-owned restaurants include seventeen international franchisee-owned restaurants in Aruba, Canada, China (Hong Kong), El Salvador, Japan, Mexico, Singapore, Taiwan, and the United Arab Emirates. Three new Ruth’s Chris Steak House franchise locations opened during the thirty-nine weeks ended September 23, 2012, including a second franchise restaurant located in Dubai in April 2012 and franchise restaurants located in Singapore and El Salvador in August 2012. A new Ruth’s Chris Steak House located at Harrah’s casino in Cherokee, NC opened in May 2012 under a management agreement between the Company and the Eastern Band of Cherokee Indians. The management fee and our share of the income from the Cherokee, NC location are included in other operating income in the accompanying condensed consolidated statements of income (loss).

The Company also operates 19 Mitchell’s Fish Markets and three Cameron’s Steakhouse restaurants, located primarily in the mid-west and Florida.

There were no changes to the number of Company-owned restaurants during the first three quarters of fiscal year 2012. A new Company-owned Ruth’s Chris Steak House opened in Cincinnati, OH in October 2012. One additional franchise restaurant may open in late 2012. Currently, the Company’s plans for 2013 include opening a new Company-owned restaurant in Denver, CO, relocating its Houston, TX location and opening a new location at Harrah’s casino in Las Vegas under a recently executed licensing agreement under which we receive a fee as a percentage of sales, as well as opening additional franchise locations.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended September 23, 2012 and September 25, 2011 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC’s rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2011.

The Company operates on a 52 or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended September 23, 2012 and September 25, 2011 each contained 13 weeks and are referred to herein as the third quarter of fiscal year 2012 and the third quarter of fiscal year 2011, respectively. Fiscal year 2012 is a 53-week year and fiscal year 2011 was a 52-week year.

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

Recent Accounting Pronouncements for Future Application

In September 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, which has required us to adopt these provisions in fiscal 2012. The adoption of this new guidance has not had a significant impact on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test that is currently in place. If it is determined through the qualitative assessment that it is not more likely than not that an indefinite-lived intangible asset is impaired, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012. We do not believe this new guidance will have a significant impact on our consolidated financial statements upon adoption.

(2) Redeemable Convertible Preferred Stock

In February 2010, the Company issued and sold 25,000 shares of Preferred Stock to Bruckmann, Rosser, Sherrill & Co. Management, L.P. and affiliates (BRS) in a private placement transaction. The Company received proceeds of $23.2 million, net of approximately $1.8 million in closing and issuance costs. The Preferred Stock was classified as temporary shareholders’ equity since the shares had certain conditions that allowed the holder to redeem the Preferred Stock for cash, and for which redemption was not solely within the control of the Company.

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

On March 8, 2012, the Company repurchased all of the outstanding Preferred Stock for $60.2 million. The purchase price, which includes payment of all accrued and unpaid dividends owed on the Preferred Stock, was funded using borrowings from the Company’s $100 million senior credit facility. After the repurchase and retirement of the Preferred Stock, the Company’s fully diluted common share base decreased by approximately 8.6 million shares and the 10% annual dividend on the preferred stock, which amounted to $2.5 million in fiscal year 2011, was eliminated. The Company recorded a reduction of net income applicable to shareholders of approximately $35.8 million in the first quarter of fiscal year 2012 to reflect the excess of the redemption value over the financial statement carrying value of the preferred shares redeemed. In connection with the repurchase of Preferred Stock, the BRS director designee resigned from his position as a member of the Company’s Board of Directors.

(3) Long-term Debt

Long-term debt consists of the following (in thousands):

	September 23,	December 25,
Senior Credit Facility:	2012	2011
Revolving credit facility	$69,000	$22,000
Less current maturities	0	0

	$69,000	$22,000

As of September 23, 2012, the Company had an aggregate of $69 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 3.15% with approximately $26.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. The 3.15% weighted average interest rate includes a 2.75% interest rate on outstanding indebtedness, plus fees on the Company’s unused borrowing capacity and outstanding letters of credit. As of September 23, 2012, the Company was in compliance with all the covenants under its credit facility.

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

•	reduces the commitment fees charged on any undrawn availability under the revolving loan facility, with such commitment fees based on the Company’s actual leverage ratio;

•	increases the Company’s ability to incur capital leases and other general liens, in both cases, to $10.0 million from $2.5 million;

•	reduces the minimum fixed charge coverage ratio to 1.25:1.00 (from 1.35:1.00) and the maximum leverage ratio to 2.50:1.00 (from 3.75 to 1.00); and

•

increases the Company’s ability to make capital expenditures to (a) an amount not to exceed 75% of EBITDA if its leverage ratio is equal to or greater than 1.50:1.00 or (b) an unlimited amount if its leverage ratio is less than 1.50:1.00.

The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on the Company’s ability to enter into joint ventures, acquisitions, and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Amended and Restated Credit Agreement requires the Company to maintain a fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio of 2.50:1.00. Junior stock payments, which include both cash dividend payments and repurchases of common or preferred stock, are limited to $100 million through the end of the agreement. As of September 23, 2012, approximately $60.2 million of the junior stock payments limit had been used due to the repurchase of preferred stock from BRS. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default.

As a result of the February 2012 amendment, $100 thousand of legal fees were incurred in the first quarter of fiscal year 2012. In addition, $807 thousand of previously deferred debt issuance costs were written off because the participants of the lending group changed.

(4) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of September 23, 2012 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

During the third quarter of fiscal year 2012, the Company had no assets or liabilities measured on a recurring or nonrecurring basis subject to the disclosure requirements of “Fair Value Measurements and Disclosures,” FASB ASC Topic 820.

(5) Franchise Income

There are 71 Ruth’s Chris Steak House franchise locations, including 17 international locations. No franchise locations were sold or purchased during the third quarters of fiscal years 2012 or 2011. During the thirty-nine weeks ended September 23, 2012, the Company opened its second franchise location in Dubai and franchise locations in El Salvador and Singapore. Franchise income includes opening and development fees and income generated from existing franchise locations.

(6) Stock-Based Employee Compensation

Under the 2000 Stock Option Plan, there are 39,046 shares of common stock issuable upon exercise of currently outstanding options at September 23, 2012 and no future grants are able to be made. Under the 2005 Equity Incentive Plan, as amended, at September 23, 2012 there are 1,156,903 shares of common stock issuable upon exercise of currently outstanding options, 1,078,249 currently outstanding restricted stock awards and 473,451 shares available for future grants. Outstanding restricted stock is not included in common stock outstanding amounts. Total stock compensation expense recognized during the third quarters of fiscal years 2012 and 2011 was $0.6 million and $0.7 million, respectively. Total stock compensation expense recognized for the thirty-nine weeks of September 23, 2012 and September 25, 2011 was $1.6 million and $1.9 million, respectively.

(7) Restructuring

The Company had no accrued restructuring liability as of either September 23, 2012 or December 25, 2011.

The Company accrued lease exit costs related to locations for which a lease was signed and the Company subsequently decided not to open a restaurant. During the second quarter of 2011, the Company recognized a $500 thousand benefit due to a change in the estimated lease exit costs for two leases in Scottsdale, Arizona.

(8) Income Taxes

A reconciliation of the U.S. statutory rate to the effective rate applicable to continuing operations for each period is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 23,	September 25,	September 23,	September 25,
	2012	2011	2012	2011

Income tax expense (benefit) at statutory rates	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.6%	5.7%	4.6%	5.7%
Employment tax credits	(12.5%)	(11.7%)	(13.6%)	(11.7%)
Decrease in valuation allowance	0.0%	0.0%	0.0%	(22.7%)
Other	(1.0%)	(16.1%)	3.2%	0.2%

Effective tax rate	26.1%	12.9%	29.2%	6.5%

The decrease in the valuation allowance recorded in the first thirty-nine weeks of fiscal year 2011 pertains to certain state deferred tax assets, primarily state net operating loss carryforwards. Previously, the Company had recorded a valuation allowance equal to these state deferred tax assets because the Company did not expect to realize the benefit of these state tax loss carryforwards. The Company completed a revision of its corporate structure in the first thirty-nine weeks of fiscal year 2011 which makes it probable that a majority of these state tax loss carryforwards will be used in the future. Therefore the valuation allowance was reduced to $1.2 million.

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations for years before 2007.

(9) Discontinued Operations

During the third quarter of fiscal year 2007, the Company was notified that the replacement tenant in the Manhattan-UN, New York, location was placed in default by the landlord and as a result, the Company resumed lease payments with respect to this property during the third quarter of fiscal year 2008. Payments will range from $0.1 million to $0.2 million in the aggregate per fiscal quarter through September 2016. The Company entered into a sublease agreement in April 2011 in order to recover some of the amounts due under the remaining lease term. As of September 23, 2012, the recorded liability related to this property was $0.9 million. The Company accounted for the exit costs in accordance with the provisions of “Exit or Disposal Cost Obligations,” FASB ASC Topic 420, which requires that such costs be expensed in the periods whereby such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying condensed consolidated statements of income (loss).

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

Discontinued operations consist of the following (in thousands):

	13 Weeks Ended		39 Weeks Ending
	September 23,	September 25,	September 23,	September 25,
	2012	2011	2012	2011

Revenues	$(0)	$605	$(500)	$2,961

Loss (income) before income tax	$10	$(125)	$43	$(658)
Loss (income) from discontinued operations, net of income tax benefit (expense)	$7	$(28)	$32	$(425)

(10) Earnings Per Share

Basic earnings per common share is computed under the two-class method as provided in “Earnings Per Share,” FASB ASC Topic 260. Under the two-class method a portion of net income is allocated to participating securities, such as the Company’s Preferred Stock, and therefore is excluded from the calculation of earnings per share allocated to common shares. Diluted earnings per common share is computed by dividing the net income applicable to common shareholders for the period by the weighted average number of common and potential common shares outstanding during the period. Net income, in both the basic and diluted earnings per common share calculations, is reduced by the Preferred Stock dividends and accretion of the Preferred Stock to its redemption value. Additionally, net income for the thirty-nine weeks ended September 23, 2012 in both the basic and diluted earnings per share calculations was reduced by the excess of the redemption value over the carrying value of the preferred shares redeemed.

Diluted earnings per share for the third quarters of fiscal years 2012 and 2011 excludes stock options and restricted shares of 848,607 and 1,028,777, respectively, which were outstanding during the period but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for third quarters of fiscal years 2012 and 2011 were $10.18 and $9.67 per share, respectively.

Diluted earnings per share for the first thirty-nine weeks ended September 23, 2012 and September 25, 2011 excludes stock options and restricted shares of 745,562 and 1,006,083, respectively, which were outstanding during the period but were anti-dilutive. Diluted earnings per share for the thirty-nine weeks ended September 23, 2012 also excludes the 8,620,690 shares of common stock issuable upon the conversion of 25,000 shares of Preferred Stock, which were outstanding until their repurchase and retirement on March 8, 2012, but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for the first thirty-nine weeks ended September 23, 2012 and September 25, 2011 were $11.59 and $9.99 per share, respectively.

The following table sets forth the computation of basic earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended		39 Weeks Ended
	September 23,	September 25,	September 23,	September 25,
	2012	2011	2012	2011

Income from continuing operations	$809	$769	$12,762	$16,510

Loss (income) from discontinued operations, net of income tax benefit (expense)	7	(28)	32	(425)

Net income	$802	$797	$12,730	$16,935

Preferred stock dividends	0	623	514	1,870
Accretion of preferred stock redemption value	0	89	73	265

Excess of redemption value over carrying value of preferred stock redeemed	0	0	35,776	0

Undistributed net income (loss)	$802	$85	$(23,633)	$14,800
Undistributed net income allocated to preferred shareholders	0	17	0	2,988

Net income (loss) available to common shareholders	$802	$68	$(23,633)	$11,812

Shares:
Weighted average number of common shares outstanding - basic	34,373,629	34,147,353	34,283,068	34,074,330

Basic earnings per common share:
Continuing operations	$0.02	$0.00	$(0.69)	$0.34
Discontinued operations	0.00	0.00	0.00	0.01

Basic earnings per common share	$0.02	$0.00	$(0.69)	$0.35

The following table sets forth the computation of diluted earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended		39 Weeks Ended
	September 23,	September 25,	September 23,	September 25,
	2012	2011	2012	2011

Income from continuing operations	$809	$769	$12,762	$16,510

Loss (income) from discontinued operations, net of income tax benefit (expense)	7	(28)	32	(425)

Net income	$802	$797	$12,730	$16,935

Preferred stock dividends	0	623	514	1,870
Accretion of preferred stock redemption value	0	89	73	265

Excess of redemption value over carrying value of preferred stock redeemed	0	0	35,776	0

Net income (loss) applicable to preferred and common shareholders	$802	$85	$(23,633)	$14,800

Shares:
Weighted average number of common shares outstanding - basic	34,373,629	34,147,353	34,283,068	34,074,330
Dilutive shares	811,580	570,556	0	544,411
Dilutive convertible preferred stock	0	8,620,690	0	8,620,690

Weighted-average number of common shares outstanding - diluted	35,185,209	43,338,599	34,283,068	43,239,431

Diluted earnings per common share:
Continuing operations	$0.02	$0.00	$(0.69)	$0.33
Discontinued operations	0.00	0.00	0.00	0.01

Diluted earnings per common share	$0.02	$0.00	$(0.69)	$0.34

(11) Commitments and Contingencies

The Company is subject to various claims, legal actions and other matters arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the financial position, results of operations or liquidity of the Company. The Company expenses legal fees as incurred.

The Company remits a variety of taxes and fees to various governmental authorities, including excise taxes, property taxes, sales and use taxes, and payroll taxes. The taxes and fees remitted are subject to review and audit by the applicable governmental authorities which could result in liability for additional assessments. In addition, the Company is subject to unclaimed or abandoned property (escheat) laws which require the Company to turn over to certain state government authorities the property of others held by the Company that has been unclaimed for a specified period of time. The Company is subject to audit by individual U.S. states with regard to escheatment practices. The legislation and regulations related to tax and unclaimed property matters tend to be complex and subject to varying interpretations by both government authorities and taxpayers. Although management believes that its tax positions are reasonable, the Company has recorded accrued liabilities aggregating $4.0 million in recognition that various taxing authorities may challenge certain of the positions the Company has taken, which may also potentially result in additional liabilities for taxes and interest in excess of accrued liabilities. These accrued liabilities are reviewed periodically and are adjusted as events occur that affect the estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability based on current calculations, the identification of new tax contingencies, or the rendering of relevant court decisions. An unfavorable resolution of assessments by a governmental authority could negatively impact the Company’s results of operations and cash flows in future periods.

In May 2012, the Company entered into a lease to relocate the Ruth’s Chris Steak House restaurant in Houston, Texas from an owned to a leased facility. The relocated restaurant is scheduled to open in 2013. Based on an appraisal of the owned facility coupled with the expected positive cash flows, we concluded that the recognition of an impairment loss was not warranted. Management will continue to assess the recoverability of the financial statement carrying value of the owned facility and the Company may be required to recognize a loss if the expected selling price changes and/or when the property is offered for sale or sold.

In June 2012, the Company entered into a lease for a new Company-owned Ruth’s Chris Steak House restaurant in Denver, Colorado. The restaurant is projected to open in early 2013.

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

As of September 23, 2012, there were 135 Ruth’s Chris Steak House restaurants, of which 63 were Company-owned, 71 were franchisee-owned, and one location was operating under a management agreement. The franchisee-owned restaurants include seventeen international franchisee-owned restaurants in Aruba, Canada, China (Hong Kong), El Salvador, Japan, Mexico, Singapore, Taiwan, and the United Arab Emirates. Three new Ruth’s Chris Steak House franchise locations opened during the thirty-nine weeks ended September 23, 2012, including a second franchise restaurant located in Dubai in April 2012 and franchise restaurants located in Singapore and El Salvador in August 2012. A new Ruth’s Chris Steak House located at Harrah’s casino in Cherokee, NC opened in May 2012 under a management agreement between the Company and the Eastern Band of Cherokee Indians. The management fee and our share of the income from the Cherokee, NC location are included in other operating income in the accompanying condensed consolidated statements of income (loss).

The Company also operates 19 Mitchell’s Fish Markets and three Cameron’s Steakhouse restaurants, located primarily in the mid-west and Florida.

There were no changes to the number of Company-owned restaurants during the first three quarters of fiscal year 2012. We expect to grow the number of Company-owned and franchisee owned restaurants in 2012 and 2013. A new Company-owned Ruth’s Chris Steak House opened in Cincinnati, OH in October 2012. One additional franchise restaurant may open in late 2012. Currently, the Company’s plans for 2013 include opening a new Company-owned restaurant in Denver, CO, relocating its Houston, TX location, opening four to five franchise locations, and opening a new location at Harrah’s casino in Las Vegas under a recently executed licensing agreement under which we will receive a fee as a percentage of sales.

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

	13 Weeks Ended		39 Weeks Ended
	September 23,	September 25,	September 23,	September 25,
	2012	2011	2012	2011
Revenues:
Restaurant sales	95.9%	96.1%	95.4%	95.7%
Franchise income	3.8%	3.7%	3.5%	3.3%
Other operating income	0.2%	0.2%	1.1%	1.1%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	31.8%	31.1%	32.0%	30.8%
Restaurant operating expenses (percentage of restaurant sales)	55.5%	56.3%	51.6%	52.2%
Marketing and advertising	2.6%	2.0%	2.2%	2.9%
General and administrative costs	7.0%	7.2%	6.7%	6.3%
Depreciation and amortization expenses	4.2%	4.5%	3.9%	4.1%
Pre-opening costs	0.2%	0.2%	0.1%	0.1%
Restructuring benefit	—	—	—	(0.2%)

Total costs and expenses	97.8%	97.9%	92.7%	92.4%

Operating income	2.2%	2.1%	7.3%	7.6%

Other expense:
Interest expense, net	(0.8%)	(0.9%)	(0.6%)	(0.8%)
Debt issuance costs written-off	—	—	(0.3%)	—
Other	(0.1%)	(0.1%)	—	(0.2%)

Income from continuing operations before income tax expense	1.3%	1.1%	6.4%	6.6%

Income tax expense (benefit)	0.3%	0.1%	1.9%	0.4%

Income from continuing operations	1.0%	1.0%	4.5%	6.2%

Loss (income) from discontinued operations, net of income tax benefit (expense)	—	—	—	(0.2%)

Net income	1.0%	1.0%	4.5%	6.4%

Preferred stock dividends	—	0.8%	0.2%	0.7%
Accretion of preferred stock redemption value	—	0.1%	—	0.1%
Excess of redemption value over carrying value of preferred shares redeemed	—	—	12.6%	—

Net income (loss) applicable to preferred and common shareholders	1.0%	0.1%	(8.3%)	5.6%

Third Quarter Ended September 23, 2012 (13 Weeks) Compared to Third Quarter Ended September 25, 2011 (13 Weeks)

Overview. Third quarter fiscal year 2012 operating income increased from the third quarter fiscal year 2011 level by $0.1 million to $1.8 million. Third quarter fiscal year 2012 operating income was favorably impacted by a $4.3 million increase in restaurant sales which was somewhat offset by increased food and restaurant operating expenses. Higher restaurant sales were attributable both to an increase in the number of customers as measured by an increase in entrées and an increase in average check. Net income applicable to preferred and common shareholders was $0.8 million in the third quarter of fiscal year 2012 compared to $0.1 million in the third quarter of fiscal year 2011.

Restaurant Sales. Restaurant sales increased $4.3 million, or 5.6%, to $81.4 million in the third quarter of fiscal year 2012 from the third quarter of fiscal year 2011. Company-owned comparable restaurant sales for Ruth’s Chris Steak House increased 5.9%, which consisted of an entrée increase of 3.6% and an average check increase of 2.2%. Company-owned comparable restaurant sales at Mitchell’s Fish Market increased 4.6%, which consisted of an entrée increase of 5.2% and an average check decrease of 0.6%.

Franchise Income. Franchise income increased $0.3 million, or 11.2%, to $3.3 million in the third quarter of fiscal year 2012 from the third quarter of fiscal year 2011. The increase was driven by three new locations which opened in 2012, one location which opened in the fourth quarter of fiscal year 2011 and an increase in comparable franchise-owned restaurant sales of 3.1%.

Other Operating Income. Other operating income was $0.2 million in the third quarter of fiscal year 2012, which was flat compared to the third quarter of fiscal year 2011.

Food and Beverage Costs. Food and beverage costs increased $1.9 million, or 8.1%, to $25.9 million in the third quarter of fiscal year 2012 from the third quarter of fiscal year 2011. As a percentage of restaurant sales, food and beverage costs increased to 31.8% in the third quarter of fiscal year 2012 from 31.1% in the third quarter of fiscal year 2011. This increase in food and beverage costs as a percentage of restaurant sales was primarily due to unfavorable beef prices.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.8 million, or 4.1%, to $45.2 million in the third quarter of fiscal year 2012 from the third quarter of fiscal year 2011. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 55.5% in the third quarter of fiscal year 2012 from 56.3% in the third quarter of fiscal year 2011 as leveraging higher comparable restaurant sales offset higher personnel and health insurance costs.

Marketing and Advertising. Marketing and advertising expenses increased $0.6 million, or 37.9%, to $2.2 million in the third quarter of fiscal year 2012 from the third quarter of fiscal year 2011. As a percentage of total revenues, marketing and advertising expenses increased to 2.6% in the third quarter of fiscal year 2012 from 2.0% in the third quarter of fiscal year 2011. The increase in marketing and advertising expenses in the third quarter of fiscal 2012 was primarily due to an increase in national advertising campaigns.

General and Administrative. General and administrative expenses increased $0.2 million to $6.0 million in the third quarter of fiscal year 2012 from the third quarter of fiscal year 2011 primarily due to increases in personnel costs.

Depreciation and Amortization Expenses. Depreciation and amortization expense was $3.6 million in the third quarter of fiscal year 2012, which was relatively flat compared to the third quarter of fiscal year 2011.

Interest Expense. Interest expense of $0.7 million was relatively unchanged compared to the third quarter of fiscal year 2011. Lower interest rates in the third quarter of fiscal year 2012 were partially offset by the impact of a higher average debt balance. The lower interest rates were largely attributable to more favorable terms under the Amended and Restated Credit Agreement.

Income Tax Expense. During the third quarter of fiscal year 2012, we recognized income tax expense of $0.3 million. During the third quarter of fiscal 2011 we recognized income tax expense of $0.1 million.

Income from Continuing Operations. Income from continuing operations of $0.8 million in the third quarter of fiscal year 2012 was relatively unchanged compared to the third quarter of fiscal year 2011.

Net Income (Loss) Applicable to Preferred and Common Shareholders. Net income applicable to preferred and common shareholders was $0.8 million in the third quarter of fiscal year 2012 compared to $0.1 million in the third quarter of fiscal year 2011. Net income applicable to preferred and common shareholders in the third quarter of fiscal year 2011 included charges for preferred stock dividends of $0.6 million and accretion of preferred stock redemption value of $0.1 million.

Thirty-nine weeks ended September 23, 2012 compared to thirty-nine weeks ended September 25, 2011

Overview. The first thirty-nine weeks of fiscal year 2012 operating income increased from the first thirty-nine weeks of fiscal year 2011 by $0.3 million to $20.7 million. The first thirty-nine weeks of fiscal year 2012 operating income was positively impacted by a $12.3 million increase in restaurant sales which was somewhat offset by higher food and restaurant operating expenses. Higher restaurant sales were attributable both to an increase in the number of customers as measured by an increase in entrées and an increase in average check. Largely due to a decrease in income tax expense, net income for the first thirty-nine weeks of fiscal year 2012 decreased by $4.2 million to $12.7 million as compared to the first thirty-nine weeks of fiscal year 2011. During the first thirty-nine weeks of fiscal year 2011, we recognized a $0.5 million restructuring benefit and a $0.4 million discontinued operations benefit. Income tax expense for the first thirty-nine weeks of fiscal year 2011 was abnormally low due to a $4.0 million reduction of a valuation allowance.

Preferred stock requirements are deducted from net income to arrive at net income (loss) applicable to preferred and common shareholders. During the first thirty-nine weeks of fiscal year 2012, we reported a $23.6 million loss applicable to shareholders due to the repurchase of all of the Company’s Preferred Stock. We recorded a reduction of net income applicable to shareholders of $35.8 million in the first fiscal quarter of 2012 to reflect the excess of the redemption value over the carrying value of the preferred shares redeemed.

Restaurant Sales. Restaurant sales increased $12.3 million, or 4.8%, to $270.5 million in the first thirty-nine weeks of fiscal year 2012 from the first thirty-nine weeks of fiscal year 2011. Company-owned comparable restaurant sales for Ruth’s Chris Steak House increased 5.1%, which consisted of an entrée increase of 3.1% and an average check increase of 1.9%. Company-owned comparable restaurant sales at Mitchell’s Fish Market increased 2.3%, which consisted of an entrée increase of 2.8% and an average check decrease of 0.5%.

Franchise Income. Franchise income increased $1.1 million, or 12.3%, to $10.0 million in the first thirty-nine weeks of fiscal year 2012 from the first thirty-nine weeks of fiscal year 2011. The increase was driven by three new locations which opened during the first thirty-nine weeks of fiscal year 2012, one location which opened in the fourth quarter of fiscal year 2011 and an increase in comparable franchise-owned restaurant sales of 5.1%.

Food and Beverage Costs. Food and beverage costs increased $7.1 million, or 9.0%, to $86.5 million in the first thirty-nine weeks of fiscal year 2012 from the first thirty-nine weeks of fiscal year 2011. As a percentage of restaurant sales, food and beverage costs increased to 32.0% in the first thirty-nine weeks of fiscal year 2012 from 30.8% in the first thirty-nine weeks of fiscal year 2011. This increase in food and beverage costs as a percentage of restaurant sales was primarily due to unfavorable beef prices.

Restaurant Operating Expenses. Restaurant operating expenses increased $4.8 million, or 3.6%, to $139.6 million in the first thirty-nine weeks of fiscal year 2012 from the first thirty-nine weeks of fiscal year 2011. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 51.6% in the first thirty-nine weeks of fiscal year 2012 from 52.2% in the first thirty-nine weeks of fiscal year 2011 as leveraging higher comparable restaurant sales offset higher personnel and health insurance costs.

Marketing and Advertising. Marketing and advertising expenses decreased $1.3 million, or 17.2%, to $6.4 million in the first thirty-nine weeks of fiscal year 2012 from the first thirty-nine weeks of fiscal year 2011. As a percentage of total revenues, marketing and advertising expenses decreased to 2.2% in the first thirty-nine weeks of fiscal year 2012 from 2.9% in the first thirty-nine weeks of fiscal year 2011. The decrease in marketing and advertising expenses in the first thirty-nine weeks of fiscal year 2012 was primarily due to a shift in the timing of advertising campaigns.

General and Administrative. General and administrative expenses increased $2.1 million to $19.1 million in the first thirty-nine weeks of fiscal year 2012 from the first thirty-nine weeks of fiscal year 2011 due to increases in legal fees and personnel costs.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased $0.1 million, or 0.5%, to $10.9 million in the first thirty-nine weeks of fiscal year 2012 compared to the first thirty-nine weeks of fiscal 2011.

Restructuring Benefit. In the first thirty-nine weeks of fiscal year 2011, a $0.5 million restructuring benefit was recognized due to a change in the estimated lease exit costs for two leases in Scottsdale, Arizona. The change in estimate was a result of a favorable outcome on the litigation related to the lease commitments.

Interest Expense. Interest expense decreased $0.5 million, or 23.2%, to $1.8 million in the first thirty-nine weeks of fiscal year 2012 from the first thirty-nine weeks of fiscal year 2011. The decrease in expense was due to lower interest rates in the first thirty-nine weeks of fiscal year 2012, which were partially offset by the impact of a higher average debt balance. The lower interest rates were largely attributable to more favorable terms under the Amended and Restated Credit Agreement.

Debt Issuance Cost Write-off. As a consequence of the February 2012 amendment to our senior credit agreement, $807 thousand of previously deferred debt issuance costs were written off.

Income Tax Expense. Income tax expense during the first thirty-nine weeks of fiscal year 2012, was $5.3 million. During the first thirty-nine weeks of fiscal year 2011 we recognized income tax expense of $1.1 million. The income tax expense recognized in the first thirty-nine weeks of fiscal year 2011 was partially offset by the beneficial impact of $4.0 million reduction of the valuation allowance on certain state deferred tax assets.

Income from Continuing Operations. Income from continuing operations decreased $3.7 million, or 22.7%, to $12.8 million in the first thirty-nine weeks of fiscal year 2012 from the first thirty-nine weeks of fiscal year 2011.

Discontinued Operations, net of Income Tax Benefit. Income from discontinued operations, net of income tax benefit, was $397 thousand in the first thirty-nine weeks of fiscal year 2011. The income in the first thirty-nine weeks of fiscal year 2011 was primarily due to a benefit for a change in estimate of lease exit costs related to the Manhattan UN, New York lease.

Net Income (Loss) Applicable to Preferred and Common Shareholders. Net income (loss) applicable to preferred and common shareholders was a loss of $23.6 million in the first thirty-nine weeks of fiscal year 2012 compared to $14.8 million income in the first thirty-nine weeks of fiscal year 2011. The loss in the first thirty-nine weeks of fiscal year 2012 was attributable to the repurchase of all the outstanding Preferred Stock. We recorded a reduction of net income applicable to shareholders of $35.8 million in the first thirty-nine weeks of fiscal year to reflect the excess of the redemption value over the financial statement carrying value of the preferred shares redeemed. As of the date of the repurchase, our potential fully diluted common share base decreased by approximately 8.6 million shares and the 10% dividend on the preferred stock, which amounted to $2.5 million in fiscal year 2011, was eliminated.

Liquidity and Capital Resources

Overview

Our principal sources of cash during the first thirty-nine weeks of fiscal year 2012 were net cash provided by operating activities and borrowings from our $100 million senior credit facility. Our principal use of cash during the first thirty-nine weeks of fiscal year 2012 was for the repurchase of all of our issued and outstanding shares of Preferred Stock for $60.2 million.

On February 14, 2012, we entered into a Second Amended and Restated Credit Agreement with Wells Fargo Bank, as administrative agent, and certain other lenders (the Amended and Restated Credit Agreement), reducing the overall facility from $129.6 million to $100.0 million and extending the maturity of the borrowings to February 14, 2017. The revolving credit facility is available to be used for working capital and other general corporate purposes. The Amended and Restated Credit Agreement allows for loan advances plus outstanding letters of credit of up to $100 million to be outstanding at any time that the conditions for borrowings are met. The Amended and Restated Credit Agreement revised the key financial covenants on terms more favorable to us. The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on our ability to enter into joint ventures, acquisitions, and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Amended and Restated Credit Agreement requires us to maintain a minimum fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio of 2.50:1.00. Junior stock payments, which include both cash dividend payments and repurchases of common or preferred stock, are limited to $100 million through the end of the agreement. As of September 23, 2012, $60.2 million of the junior stock payments limit had been used due to the repurchase of preferred stock from BRS. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default.

On March 8, 2012 we repurchased all of our issued and outstanding shares of Preferred Stock for $60.2 million in cash. The purchase price, which includes all accrued and unpaid dividends owed on the preferred stock, was funded using borrowings from our $100 million senior credit facility. We believe the repurchase of all of the outstanding Preferred Stock enhanced our capital structure by reducing our potentially fully diluted common share base and eliminating the preferred dividends. As of the date of the repurchase, our potential fully diluted common share base decreased by approximately 8.6 million shares and the 10% dividend on the preferred stock, which amounted to $2.5 million in fiscal year 2011, was eliminated.

As of September 23, 2012, we had an aggregate of $69 million of outstanding indebtedness under our senior credit facility at a weighted average interest rate of 3.15% with approximately $26.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. The 3.15% weighted average interest rate includes a 2.75% interest rate on outstanding indebtedness, plus fees on our unused borrowing capacity and outstanding letters of credit. As of September 23, 2012, we were in compliance with all the covenants under our credit facility. We expect that our principal uses of cash for the remainder of fiscal year 2012 will be for capital expenditures on existing and new restaurants and debt repayments on our senior credit facility. We anticipate capital expenditures for fiscal year 2012 will aggregate approximately $10 million to $12 million. We believe that our borrowing ability under our senior credit agreement coupled with our anticipated cash flow from operations should provide us with adequate liquidity in fiscal year 2012.

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	39 Weeks Ended
	September 23,	September 25,
	2012	2011
Net cash provided by (used in):
Operating activities	$22,815	$17,080
Investing activities	(8,703)	(6,122)
Financing activities	(14,125)	(13,428)

Net increase (decrease) in cash and cash equivalents	$(13)	$(2,470)

Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising and general and administrative costs.

Net cash used in investing activities in both periods pertained primarily to restaurant remodel projects and leasehold improvements at the new Ruth’s Chris Steak House which opened in Cincinnati in October 2012.

Financing activities used cash in both periods. During the first thirty-nine weeks of fiscal year 2012 we repurchased all of our outstanding preferred stock for $60.2 million, which was funded by our senior credit facility. We also repaid $13.2 million of debt using cash provided by operations. During the first thirty-nine weeks of fiscal 2011 we repaid $11.6 million of debt outstanding under our senior credit facility.

Off-Balance Sheet Arrangements

As of September 23, 2012, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 25, 2011 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the third quarter of fiscal year 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At September 23, 2012, the Company had $69 million of variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Ceteris paribus, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2012 of approximately $0.7 million.

Foreign Currency Risk

Management believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. To the extent that the Company is unable to pass increased costs to its guests through price increases, the Company’s results of operations would be adversely affected. The Ruth’s Chris Steak House menu features a broad selection of high quality USDA Prime grade steaks and other premium offerings. USDA Prime comprises less than 3% of all beef sold in the U.S. The Company has purchase agreements for prime beef representing approximately 15% - 20% of our needs for the fourth quarter of fiscal year 2012. The Company currently does not use financial instruments to hedge its risk to market price fluctuations in other food product prices. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. Ceteris paribus, a hypothetical 10% fluctuation in beef prices would have an approximate impact ranging from $1.0 to $1.5 million on pre-tax earnings for the balance of fiscal year 2012.

In the recent past, certain types of seafood have experienced fluctuations in availability. Seafood is also subject to fluctuations in price based on availability, which is often seasonal. If certain types of seafood are unavailable, or if the Company’s costs increase, the Company’s results of operations could be adversely affected.

Effects of Inflation

Components of the Company’s operations subject to inflation include food, beverage, lease and labor costs. The Company’s leases require it to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. The Company believes general inflation has not had a material impact on its results of operations in recent years.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 23, 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 23, 2012 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended September 23, 2012, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Management’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: October 31, 2012