Form 10-K
period 2012-12-30
Ruths Hospitality Group, Inc.
filed 2013-03-13
CIK 1324272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 24, 2012, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates was approximately $211,394,571.

The number of shares outstanding of the registrant’s common stock as of March 5, 2013 was 35,571,741, which includes 1,032,249 unvested restricted stock shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the materials incorporated by reference herein contain “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; the Company’s ability to protect its name and logo and other proprietary information; the impact of litigation; and the restrictions imposed by the Company’s credit agreement. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, please see Item 1A. “Risk Factors” in this Annual Report on Form 10-K as well as the Company’s other filings with the Securities and Exchange Commission (the SEC), all of which are available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Annual Report on Form 10-K to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this report have not occurred.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s Chris,” “we,” “us” or “our” or similar words are to Ruth’s Hospitality Group, Inc., and its wholly owned subsidiaries.

PART I

Item 1.	BUSINESS

Introduction

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. The Company owns the Ruth’s Chris Steak House, Mitchell’s Fish Market, Columbus Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse concepts. As of December 30, 2012, there were 137 Ruth’s Chris Steak House restaurants, including 64 Company-owned restaurants, one restaurant operating under a management agreement and 72 franchisee owned restaurants, including eighteen international franchisee-owned restaurants in Aruba, Canada, Hong Kong, El Salvador, Japan, Mexico, Singapore, Taiwan, and the United Arab Emirates. The Company also operates 19 Mitchell’s Fish Markets and three Cameron’s Steakhouse restaurants, located primarily in the mid-west and Florida.

We have a 52/53 week fiscal year ending the last Sunday in December. Our 2012 fiscal year ended December 30, 2012, our 2011 fiscal year ended December 25, 2011, and our 2010 fiscal year ended December 26, 2010. Fiscal year 2012 had 53 weeks and years 2011 and 2010 each had 52 weeks.

The following description of our business should be read in conjunction with the information in our Management’s Discussion and Analysis of Results of Operations of Financial Condition in Item 7 of this Form 10-K and our consolidated financial statements included in this Form 10-K.

Background

The Company was founded in 1965 when Ruth Fertel mortgaged her home for $22 thousand to purchase the “Chris Steak House,” a 60-seat restaurant located near the New Orleans Fair Grounds racetrack. After a fire destroyed the original restaurant, Ruth relocated her restaurant to a new 160-seat facility nearby. As the terms of the original purchase prevented the use of the “Chris Steak House” name at a new restaurant, Ruth added her name to that of the original restaurant—thus creating the “Ruth’s Chris Steak House” brand.

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

On February 19, 2008, the Company acquired all of the operating assets and intellectual property of Columbus, Ohio based Mitchell’s Fish Market, which at the time of acquisition operated 19 restaurants operating under the names Mitchell’s Fish Market and Columbus Fish Market, and Cameron’s Steakhouse, which operated three restaurants operating under the names Cameron’s Steakhouse and Mitchell’s Steakhouse, from Cameron Mitchell Restaurants, LLC (CMR). Since the acquisition in 2008, the Company has opened one additional Mitchell’s Fish Market restaurant and closed one restaurant.

After the acquisition, the Company changed its name from Ruth’s Chris Steak House, Inc. to Ruth’s Hospitality Group, Inc. in order for the Company to have a name that would better represent the business after the acquisition, as the Company began operating some restaurants that are not considered steak houses.

Recent Developments

•

In 2012 Ruth’s Chris Steak House was again the #1 Consumer Pick in Nations Restaurant News annual survey for the fine dining category. Additionally, many of our restaurants continue to be ranked best steakhouse by local publications in the areas in which they operate. The Company has also been recognized for its award-winning core wine list, for which a majority of its Company-owned restaurants received “Awards of Excellence” from Wine Spectator magazine in 2012.

•	In the fourth quarter of fiscal year 2012, Ruth’s Chris Steak House achieved its 11th consecutive quarter of same store sales growth and 12th consecutive quarter of traffic growth.

•	In October 2012, a new Company-owned Ruth’s Chris Steak House opened in Cincinnati, OH.

•	In 2012, four franchisees opened new restaurants in Dubai, Singapore, San Salvador and Niagara Falls, Ontario.

•

In May 2012, a new Ruth’s Chris Steak House restaurant at Harrah’s casino in Cherokee, NC opened in May 2012 under a management agreement between the Company and the restaurant owner, the Eastern Band of Cherokee Indians.

•	A new Ruth’s Chris Steak House restaurant opened in Harrah’s Casino Las Vegas in January 2013 under a licensing agreement with the restaurant owner, Harrah’s Las Vegas, LLC.

•

In January 2013, the Company signed an agreement with the Ko China Hospitality Limited (Ko Group) for the development of four new franchised Ruth’s Chris Steak House restaurants to be opened in People’s Republic of China over the next three years. The new restaurants are planned for Shanghai and Beijing and will be the first Ruth’s Chris Steak House restaurants in People’s Republic of China.

•

In February 2012, the Company’s senior credit facility was amended to extend the maturity to February 2017, align the borrowing capacity with the Company’s financing needs, and make certain covenant modifications more favorable to the Company.

Restaurant Concepts

Ruth’s Chris Steak House

With 137 restaurants as of December 30, 2012, Ruth’s Chris Steak House is one of the largest upscale steakhouse companies in the world. The menu features a broad selection of high-quality USDA Prime and Choice grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling” and topped with butter—complemented by other traditional menu items inspired by its New Orleans heritage. Ruth’s Chris complements its distinctive food offerings with an award-winning wine list.

The Ruth’s Chris brand reflects its more than 47-year commitment to the core values instilled by its founder, Ruth Fertel, of caring for guests by delivering the highest quality food, beverages and genuine hospitality in a warm and inviting atmosphere.

Mitchell’s Fish Market

Acquired by the Company in 2008, Mitchell’s Fish Market is a 19 restaurant upscale seafood concept whose success has been built on a reputation for excellent guest service and a superior menu featuring the freshest seafood from around the world. Mitchell’s Fish Market is open for both lunch and dinner, offering a menu of more than 60 seafood dishes that changes frequently based on availability and season.

Mitchell’s/Cameron’s Steakhouse

Mitchell’s/Cameron’s Steakhouse is a modern American steakhouse concept offering hand selected prime steaks aged to perfection. Complementing its selection of prime steaks and the freshest seafood are house-made side dishes and a wine list featuring many of the world’s finest labels. Mitchell’s Steakhouse has two restaurants in the Columbus, Ohio area. Cameron’s Steakhouse is located in Birmingham, MI.

Our Strengths

The Company believes that the key strengths of its business model are the following:

Premier Upscale Steakhouse Brand

The Company believes that Ruth’s Chris is one of the strongest brands in the upscale steakhouse segment of the restaurant industry. The Company’s Ruth’s Chris restaurants continue to receive numerous awards at the local and national level. In 2012, Ruth’s Chris Steak House was again the #1 Consumer Pick in Nations Restaurant News annual survey for the fine dining category. Additionally, many of our restaurants continue to be ranked best steakhouse by local publications in the areas in which they operate. In addition, the Company has been recognized for our award-winning core wine list, for which a majority of its Company-owned restaurants received “Awards of Excellence” from Wine Spectator magazine in 2012.

Premier Upscale Casual Seafood Concept

Mitchell’s Fish Market is an award-winning, upscale, yet comfortable, seafood restaurant and bar recognized for its high-quality food, contemporary dining atmosphere, and excellent service. Mitchell’s Fish Market is committed to serving the freshest seafood from around the world. Year after year, Mitchell’s Fish Market continues to earn “best seafood restaurant” awards from guests and publications as well as recognition for its high-quality food, warm and inviting atmosphere and excellent service.

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

Our Strategy

The Company believes that there continues to be opportunities to grow its business, strengthen its competitive position and enhance its brand through the continued implementation of the following strategies:

Improve Sales/Profitability

The Company strives to improve sales and profitability by focusing on:

•	ensuring consistency of food quality through more streamlined preparation and presentation;

•	increasing emphasis on wine sales by providing wine education for managers;

•	increasing brand awareness through enhanced media advertising at the national and local levels;

•

enhancing and/or developing innovative marketing programs, such as its websites, www.ruthschris.com, www.mitchellsfishmarket.com, www.mitchellssteakhouse.com, and www.camerons-steakhouse.com, social media, and email communication; and

•	creating and/or enhancing revenue opportunities via Ruth’s Catering, Private Dining, HD Satellite Programs and Gift Cards.

Expand Relationships with New and Existing Franchisees and Others

The Company intends to grow its franchising business by developing relationships with a limited number of new franchisees and by expanding the rights of existing franchisees to open new restaurants. The Company believes that building relationships with quality franchisees is a cost-effective way to strengthen the Ruth’s Chris brand and generate additional revenues. Franchisees opened 49 Ruth’s Chris restaurants from 1999 to the end of 2012. In fiscal year 2012, four franchisees opened new restaurants in Dubai, Singapore, San Salvador and Niagara Falls, Ontario. As of January 23, 2013, franchisees have entered into franchise development agreements committing these franchisees to open 20 new domestic and international franchise restaurants by 2017. The Company intends to continue to focus on providing operational guidance to its franchisees, including the sharing of “best practices” from Company-owned Ruth’s Chris restaurants.

A new Ruth’s Chris Steak House restaurant at Harrah’s casino in Cherokee, NC opened in May 2012 under a management agreement between the Company and the restaurant owner, the Eastern Band of Cherokee Indians. A new Ruth’s Chris Steak House restaurant opened in Harrah’s Casino Las Vegas on January 2013 under a licensing agreement with the restaurant owner, Harrah’s Las Vegas, LLC.

In January, 2013 we announced that the Company has signed an agreement with the Ko Group for the development of four new franchised Ruth’s Chris Steak House restaurants to be opened in People’s Republic of China over the next three years. The new restaurants are planned for Shanghai and Beijing and will be the first Ruth’s Chris Steak House restaurants in People’s Republic of China. The Ko Group has had success as an existing franchisee with seven restaurants in Hong Kong, Japan, Taiwan, and Singapore.

By mid-2013, we and our franchise and licensing partners will have opened or relocated thirteen new Ruth’s Chris Steak Houses worldwide in a two year period. This represents a 10% increase to the system and an increasingly important component of our overall sales growth.

Menu

Ruth’s Chris Steak House

The Ruth’s Chris menu features a broad selection of high-quality USDA Prime grade steaks and other premium offerings served in Ruth’s Chris signature fashion—“sizzling” and topped with butter—complemented by other traditional menu items inspired by its New Orleans heritage. USDA Prime is the highest meat grade label, which refers to the superior quality and evenly distributed marbling that enhances the flavor of the steak. The Ruth’s Chris menu also includes premium quality lamb chops, fish, chicken and lobster. Dinner entrees are generally priced from $18.00 to $49.00. While Ruth’s Chris is predominantly open dinner hours only, a limited number of restaurants are open for lunch. The lunch menu offers entrees generally ranging in price from $13.00 to $29.00. The blended guest check average at Ruth’s Chris was approximately $73.00 during the 2012 fiscal year. The Ruth’s Chris core menu is similar at all of its restaurants. The Company seasonally introduces new items such as specials and prix-fixe offerings that allow it to give its guests additional choices while taking advantage of fresh sourcing and advantageous cost opportunities. In 2012, Ruth’s Chris continued Ruth’s Classics, a three course prix fixe meal designed to offer great value, certainty of price and unique, seasonal offerings.

The Company’s Ruth’s Chris restaurants offer ten to thirteen standard appetizer items, including New Orleans-style barbequed shrimp, mushrooms stuffed with crabmeat, shrimp remoulade, lobster bisque, osso bucco ravioli, as well as seven different salads. They also offer seven to nine types of potatoes and eight to ten types of vegetables as side dishes. For dessert, crème brulee, bread pudding with whiskey sauce, cheesecake, fresh seasonal berries with sweet cream sauce and other selections are available.

The Company’s wine list features bottles typically ranging in price from $30 to over $1,000. Individual restaurants supplement their 200-bottle core wine list with approximately 20 additional selections that reflect local market tastes. Most of the Company’s Ruth’s Chris restaurants also offer approximately 30 wines-by-the-glass and numerous beers, liquors and alcoholic dessert drinks. Wine sales account for approximately 64% of the total beverage sales.

Mitchell’s Fish Market

Although the menu changes frequently based on availability and season, it includes more than 60 seafood dishes, including fish from all over the world. Popular menu items include the Mitchell’s Fish Market Eight Species of Fresh Catch, top quality fish selected daily to ensure the best quality available. The Mitchell’s Fish Market menu offers traditional seafood favorites such as Chesapeake Bay Crab Cakes and Fish and Chips, as well as more innovative offerings such as Cedar Planked Salmon and the Shang Hai Sampler. Menu offerings also include non-seafood items such as steak and chicken. Mitchell’s Fish Market also offers an award winning dessert menu that features desserts such as Seven-Layer Carrot Cake, Sharkfin Pie and other selections.

Mitchell’s Fish Markets are open for lunch and dinner daily. Lunch entrees are priced from $7.95 to $22.95, while dinner entrees are priced from $12.95 to $32.95. The Mitchell’s Fish Market blended check average was approximately $36.00 during the 2012 fiscal year. The Mitchell’s Fish Market core menu is similar at all 19 Company-owned restaurants. Mitchell’s Fish Markets continued several limited time offer opportunities, including three course prix-fixe meals to deliver guests great value.

The Mitchell’s Fish Market core wine list features bottles typically ranging in price from $18 to $195. Individual restaurants supplement their approximate 60 bottle core wine list with 10 to 15 additional selections that reflect local market tastes. Restaurants also offer approximately 24 types of wine-by-the-glass. Wine sales account for approximately 49% of the total beverage sales.

Restaurant Operations and Management

Ruth’s Chris Steak House

The Ruth’s Chris President and Chief Operating Officer has primary responsibility for managing Company-owned restaurants and participates in analyzing restaurant-level performance and strategic planning. The Company has seven regional vice presidents that oversee restaurant operations at eight to thirteen Company-owned restaurants and one vice president that has oversight responsibility for franchise-owned restaurants. In addition there are three individuals dedicated to the ongoing training and development of our customer service employees and three individuals performing similar functions for our kitchen staff.

The Company’s typical Company-owned restaurant employs five managers, including a general manager, two front-of-the-house managers, an executive chef and a sous chef. The Company-owned restaurants also typically have approximately 70 hourly employees.

Mitchell’s Fish Market

The Mitchell’s Fish Market President and Chief Operating Officer has primary responsibility for managing Company restaurants and participates in analyzing restaurant-level performance and strategic planning. The Company has four regional vice presidents that oversee restaurant operations at four to five Company-owned restaurants.

The typical Mitchell’s Fish Market restaurant employs five to six managers based on sales volume, including a general manager, two dining room managers, an executive chef and one or two sous chefs. The restaurants also typically have approximately 70 hourly employees.

Purchasing

The Company’s ability to maintain consistent quality throughout its restaurants depends in part upon its ability to acquire food and other supplies from reliable sources in accordance with its specifications. Purchasing at the restaurant level is directed primarily by the executive chef, who is trained in the Company’s purchasing philosophy and specifications, and who works with our regional and corporate managers to ensure consistent sourcing of meat, fish, produce and other supplies.

During fiscal year 2012 the Company purchased more than 52% of the beef it used in its Company-owned Ruth’s Chris restaurants from one vendor, Stock Yards Packing. In addition, the Company has a distribution arrangement with a national food and restaurant supply distributor, Distribution Market Advantage, Inc. (DMA), which purchases products for the Company from various suppliers and through which currently all of the Company-owned Ruth’s Chris Steak House restaurants receive a significant portion of their food supplies. The Company purchased more than 75% of the fresh seafood served in its Mitchell’s Fish Market from two vendors, Michael’s Finer Meats and Seafood and Save On Seafood Company.

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

The Ruth’s Chris Steak House restaurants employ an independent third-party food safety firm to ensure proper training, food safety and the achievement of the highest standards for cleanliness throughout the restaurant through routine unannounced inspections. The Company instructs chefs and assistants on safety, sanitation, housekeeping, repair and maintenance, product and service specifications, ordering and receiving food products and quality assurance.

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

Marketing and Promotions

The goals of the Company’s marketing efforts are to increase restaurant sales by attracting new guests, increasing the frequency of visits by current guests, improving brand recognition in new markets or markets where it intends to open a restaurant and to communicate the overall uniqueness, value and quality exemplified by our restaurants. The Company uses multiple media channels to accomplish these goals and complements its national advertising with targeted local media such as print, digital media, radio and outdoor billboards.

Advertising

In fiscal year 2012, the Company spent $11.2 million, or 2.8% of its revenues, in total marketing and advertising expenditures. In fiscal year 2012, the Company spent approximately $6.8 million, or 61% of total marketing and advertising expenditures, on national media for the Ruth’s Hospitality Group, consisting primarily of national cable television, two national magazine partnerships with Food and Wine and Marie Claire, and also included sponsorships, online initiatives and consumer research.

In fiscal year 2012, the Company continued to optimize its online marketing efforts for all brands. A variety of tactics are used to maintain a presence on key web sites. The Company’s online strategy also included an emphasis on targeted emails with special offers and announcements. Communication included the distribution of an e-Newsletter, as well as emails regarding seasonal specials, holiday offers, and personalized birthday and anniversary invitations.

In the fourth quarter of fiscal year 2012, the Company ran national television advertising across a targeted selection of cable channels. In addition, the Company launched a new Ruth’s Chris Steak House website to increase brand identity and facilitate online reservations and gift card sales. In fiscal year 2012, Ruth’s Chris Steak House participated in co-branded campaigns with American Express Membership Rewards program and participated in direct marketing initiatives. Many of the Company’s restaurants also schedule events to strengthen community ties and increase local market presence. The Company’s franchisees also conduct their own local media and advertising plans.

At Mitchell’s Fish Markets, the “Fish any fresher would still be in the ocean” advertising campaign and branding message is integrated into all marketing communications. In 2012, the marketing focus was on limited time offer promotions that offered both value and unique seafood options, as well as year-long epicurean magazine print advertising. Local public relations efforts were used to keep the concept top of mind with consumers.

Mitchell’s and Cameron’s Steakhouses receive marketing support with print media, as well as targeted sponsorship opportunities in their communities.

Gift Cards

The Company sells Ruth’s Chris gift cards at most of its Ruth’s Chris Steak House restaurants, including franchises, through its toll-free reservation system and on its website. Ruth’s Chris patrons frequently purchase gift cards for holidays, including Christmas, Hanukkah, Valentine’s Day, Mothers’ Day and Fathers’ Day, and other special occasions. In fiscal year 2012, system-wide gift card sales were approximately $52.0 million. Ruth’s Chris gift cards are redeemable at both Company- and franchise-owned Ruth’s Chris restaurants.

The Company sells Mitchell’s gift cards at its Mitchell’s Steak House and Mitchell’s Fish Market restaurants and on its website. In fiscal year 2012, system-wide gift card sales were approximately $2.5 million. Mitchells’ gift cards are redeemable at Mitchell’s Fish Market, Mitchell’s Steakhouse, Columbus Fish Market and Cameron’s Steakhouse restaurants.

Franchise Program and Relationship

Under the Company’s franchise program, the Company offers certain services and licensing rights to the franchisee to help maintain consistency in system-wide operations. The Company’s services include training of personnel, construction assistance, providing the new franchisee with standardized operating procedures and manuals, business and financial forms, consulting with the new franchisee on purchasing and supplies and performing supervisory quality control services. The Company conducts reviews of its franchisee-owned restaurants on an ongoing basis, in order to ensure compliance with its standards.

As of December 30, 2012, the Company’s 72 franchise-owned Ruth’s Chris restaurants are owned by 31 franchisees with the three largest franchisees owning 24 restaurants in total. Currently, franchisees have agreed to open 20 additional Ruth’s Chris restaurants. Prior to 2004, each franchisee entered into a ten-year franchise agreement with three ten-year renewal options for each restaurant. Each agreement grants the franchisee territorial protection, with the option to develop a certain number of restaurants in its territory. The Company’s franchise agreements generally include termination clauses in the event of nonperformance by the franchisee and non-compete clauses if the agreement is terminated. To date, only six franchisees have had the Company’s franchise agreement terminated or a restaurant closed as a result of nonperformance.

Under the Company’s current franchise program, each franchise arrangement consists of a development agreement, if multiple restaurants are to be developed, with a separate franchise agreement executed for each restaurant. The Company’s form of development agreement after 2004 grants exclusive rights to a franchisee to develop a minimum number of restaurants in a defined area, typically during a three to five year period. Individual franchise agreements govern the operation of each restaurant opened and have a 20-year term with two renewal options each for additional 10-year terms if certain conditions are met. The Company’s current form of franchise agreement requires franchisees to pay a 5% royalty on gross revenues plus up to a 1% advertising fee applied to national advertising expenditures. Under the Company’s form of franchise agreement prior to 2004, franchisees pay a 5% royalty on gross revenues, of which the Company has applied 1% to national advertising.

Under the Company’s current form of development agreement, and unless agreed otherwise, the Company collects a $50,000 development fee, which is credited toward the $150,000 franchise fee, for each restaurant the franchisee has rights to develop. Under the Company’s current form of the franchise agreement, it collects up to $150,000 of the full franchise fee at the time of executing the franchise agreement for each restaurant. If one restaurant is to be developed, a single unit franchise agreement is executed and the $150,000 franchise fee is collected at signing.

The Company’s franchise agreements that were signed before 2004 generally limit the number of restaurants each franchisee can develop to two. The Company expanded its domestic franchise base in 2004 by first offering existing franchisees the opportunity to open additional restaurants in its existing territories. In order to obtain these new rights, existing franchisees were required to sign a development agreement that commits the franchisee to a store development schedule. These new franchise rights and obligations enable the Company to better manage the growth of its franchise system. The Company anticipates opening three to five franchise restaurants in 2013.

Information Systems and Restaurant Reporting

All of the Company’s restaurants use computerized point-of-sale systems, which are designed to promote operating efficiency, provide corporate management timely access to financial and marketing data and reduce restaurant and corporate administrative time and expense. These systems record each order and print the food requests in the kitchen for the cooks to prepare. The data captured for use by operations and corporate management includes gross sales amounts, cash and credit card receipts and quantities of each menu item sold. Sales and receipts information is generally transmitted to the corporate office daily.

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

Employees

As of December 30, 2012, the Company employed 5,669 persons, of whom 548 were salaried and 5,121 were hourly personnel, who were employed in the positions set forth in the table below. None of the Company’s employees are covered by a collective bargaining agreement.

Functional Area	Number of Employees
Senior Officers / Corporate VPs / Operations VPs	31
General Managers	87
Managers	211
Regional Corporate Chefs / Executive Chefs	89
Sous Chefs	78
Non-Salaried Restaurant Staff	5,111
Corporate Salaried	52
Corporate Non-salaried	10

Total number of employees	5,669

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

The offer and sale of franchises are subject to regulation by the U.S. Federal Trade Commission (FTC) and many states. The FTC requires that the Company furnish to prospective franchisees a franchise disclosure document containing prescribed information. A number of states also regulate the sale of franchises and require state registration of franchise offerings and the delivery of a franchise disclosure document to prospective franchisees. The Company’s noncompliance could result in governmental enforcement actions seeking a civil or criminal penalty, rescission of a franchise, and loss of its ability to offer and sell franchises in a state, or a private lawsuit seeking rescission, damages and legal fees.

We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are or may become subject to laws and regulations requiring disclosure of calorie, fat, trans fat, salt and allergen content. The health care reform law enacted by Congress in March of 2010 requires restaurant companies such as ours to disclose calorie information on their menus. The Food and Drug Administration has proposed rules to implement this provision that would require restaurants to post the number of calories for most items on menus or menu boards and to make available more detailed nutrition information upon request.

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

We purchase large quantities of beef, particularly USDA Prime grade beef, which is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. Our beef costs represented approximately 48% of our food and beverage costs during fiscal year 2012. During fiscal year 2012, we entered into contracts with beef suppliers to establish set pricing on a portion of anticipated beef purchases. As of March 5, 2013, we have not negotiated set pricing for any beef requirements after April 1, 2013. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, our operating margin could be materially adversely affected.

In addition, under the Federal Meat Inspection Act and the Poultry Products Inspection Act, the production, processing or interstate distribution of meat and poultry products is prohibited absent federal inspection. If there is a disruption to the meat inspection process, we could experience a significant increase in meat prices and a corresponding reduction in supply, either of which could materially impact our operating margin and results or operations.

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

Our success depends, in large part, upon the popularity of our menu offerings. Negative publicity resulting from poor food quality, illness, injury or other health concerns, or operating problems related to one or more restaurants, could make our menu offerings less appealing to consumers and reduce demand in our restaurants. In addition, any other shifts in consumer preferences away from the kinds of food we offer, particularly beef and seafood, whether because of dietary or other health concerns or otherwise, would make our restaurants less appealing and adversely affect revenues. In addition, the health care reform law requires our restaurants to disclose calorie information on their menus. While we cannot predict the changes in guest behavior resulting from the implementation of this portion of the health care reform law, it could have an adverse effect on our revenues and results of operations.

If our vendors or distributors do not deliver food and beverages in a timely fashion we may experience short-term supply shortages and/or increased food and beverage costs.

Our ability to maintain consistent quality throughout Company-owned restaurants depends in part upon our ability to purchase USDA Prime and Choice grade beef, seafood and other food products in accordance with our rigid specifications. During fiscal year 2012, we purchased more than 52% of the beef we used in Company-owned restaurants from one vendor, Stock Yards Packing Company, Inc. In addition, we currently have a long-term distribution arrangement with a national food and restaurant supply distributor, DMA, which purchases products for us from various suppliers, and through which all of our Company-owned Ruth’s Chris Steak House restaurants receive a significant portion of their food supplies. We also purchased more than 75% of the fresh seafood served in our Mitchell’s Fish Market from two vendors, Michael’s Finer Meats and Seafood and Save On Seafood Company. If these or other vendors or distributors cease doing business with us, we could experience short-term supply shortages in certain Company-owned restaurants and could be required to purchase supplies at higher prices until we are able to secure an alternative supply source. Any delay we experience in replacing vendors or distributors on acceptable terms could increase food costs or, in extreme cases, require us to temporarily remove items from the menu of one or more restaurants.

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

We are also subject to a variety of federal and state labor laws, pertaining to matters such as minimum wage and overtime pay requirements, unemployment tax rates, workers’ compensation rates and citizenship requirements. Government-mandated increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could increase our labor costs and reduce our operating margins. In addition, the Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we could be required to make modifications to our restaurants to provide service to, or make reasonable accommodations for, disabled persons.

While we currently offer benefits to all full-time employees and part-time employees working above a minimum threshold, as a result of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (Health Care Reform Acts), we expect that our expenses will increase over the long term and that revisions to our current employee benefit programs and accounting processes may be required. We will continue to analyze and evaluate the Health Care Reform Acts as regulations and interpretations become available, and implement various strategies to mitigate the expected financial and administrative burdens.

Our strategy to open franchisee-owned restaurants subjects us to extensive government regulation, compliance with which might increase our investment costs and restrict our growth.

We are subject to the rules and regulations of the Federal Trade Commission (FTC) and various state laws regulating the offer and sale of franchises. The FTC requires that we furnish to prospective franchisees a franchise disclosure document containing prescribed information and can restrict our ability to sell franchises. A number of states also regulate the sale of franchises and require the obtaining of a permit and/or registration of the franchise disclosure document with state authorities and the delivery of the franchise disclosure document to prospective franchisees. Non-compliance with those laws could result in governmental enforcement actions seeking a civil or criminal penalty, rescission of a franchise, and loss of our ability to offer and sell franchises in a state, or a private lawsuit seeking rescission, damages and legal fees, which could have a material adverse effect on our business.

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

Our expansion into international markets by our franchisees also creates additional risks to our brands and reputation.

Our international operations are subject to all of the same risks associated with our domestic operations, as well as a number of additional risks. These include, among other things, international economic and political conditions, foreign currency fluctuations and differing cultures and consumer preferences. We are also subject to governmental regulation in such international markets, including antitrust and tax requirements, anti-boycott regulations, import/export/customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act. Any new regulatory or trade initiatives could impact our operations in certain countries. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could harm our business, results of operations and financial condition.

We rely on information technology in our operations and a failure to maintain a continuous and secure network, free from material failure, interruption or security breach could harm our ability to effectively operate our business.

We rely on information systems across our operations, including for marketing programs, point-of-sale processing system in our restaurants, online purchases of gift cards and various other processes and transactions. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, a material network breach in the security of these systems as a result of a cyber attack, or any other failure to maintain a continuous and secure network could result in substantial harm to us or an individual. This could include the improper use of personal information or other “identity theft.” Each of these situations or data privacy breaches may cause delays in guest service, reduce efficiency in our operations, require significant capital investments to remediate the problem, or result in negative publicity that could harm our reputation.

A lack of availability of suitable locations for new restaurants or a decline in the quality of the locations of our current restaurants may adversely affect our sales and results of operations.

The success of our restaurants depends in large part on their locations. Possible declines in neighborhoods where our restaurants are located or adverse economic conditions in areas surrounding those neighborhoods could result in reduced sales in those restaurants. In addition, desirable locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation. The occurrence of one or more of these events could have a significant adverse effect on our sales and results of operations.

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

We remit a variety of taxes and fees to various governmental authorities, including federal and state income taxes, excise taxes, property taxes, sales and use taxes, and payroll taxes. The taxes and fees remitted by us are subject to review and audit by the applicable governmental authorities which could result in liability for additional assessments. In addition, we are subject to unclaimed or abandoned property (escheat) laws which require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time. We are subject to audit by individual U.S. states with regard to our escheatment practices. The legislation and regulations related to tax and unclaimed property matters tend to be complex and subject to varying interpretations by both government authorities and tax payers. Although management believes that the positions are reasonable, various taxing authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for taxes, unclaimed property and interest in excess of accrued liabilities. Our positions are reviewed as events occur such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability based on current calculations, the identification of new tax contingencies, or the rendering of relevant court decisions. An unfavorable resolution of assessments by a governmental authority could negatively impact our results of operations and cash flows in future periods.

An impairment in the financial statement carrying value of our goodwill, other intangible assets or property could adversely affect our financial condition and consolidated results of operations.

Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit. If the carrying value is less than the fair value, no impairment exists. If the carrying value is higher than the fair value, there is an indication of impairment. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors would have a significant impact on the recoverability of goodwill and negatively affect our financial condition and consolidated results of operations. We compute the amount of impairment by comparing the implied fair value of reporting unit goodwill with the financial statement carrying amount of that goodwill. We are required to record a non-cash impairment charge if the testing performed indicates that goodwill has been impaired.

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

We review property and equipment (which includes leasehold improvements) for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flow and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of permanent impairment. In determining future cash flows, we make significant estimates with respect to future operating results of each restaurant over the expected remaining life of the primary asset in the restaurant. If assets are determined to be impaired, the loss on impairment is measured by calculating the amount by which the asset-carrying amount exceeds its fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these estimates and assumptions change in the future, we may be required to record additional losses on impairment on these assets.

We cannot accurately predict the amount and timing of any impairment of assets. Should the financial statement carrying value of goodwill, other intangible assets or property and equipment become impaired, there could be an adverse effect on our financial condition and consolidated results of operations.

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

Company-owned restaurants are generally located in spaces leased by wholly-owned direct or indirect subsidiaries. Sixty-two of the Company-owned Ruth’s Chris restaurants operate in leased space, of which fifty-five provide for an option to renew for terms ranging from approximately five years to twenty years. All of the Company’s Mitchell’s Fish Market and Cameron’s Steakhouse restaurants are in leased spaces and each lease provides for at least one option to renew. Historically, the Company has not had difficulty in renewing its leases in a timely manner. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on sales volumes over specified levels.

The Company’s corporate headquarters was relocated in 2011 from Heathrow, Florida. The corporate headquarters now resides in leased space (21,211 square feet) in Winter Park, Florida, with a term set to expire on August 31, 2021.

The Company owns the real estate for two Ruth’s Chris operating restaurants: Ft. Lauderdale (7,800 square feet) and Columbus, Ohio (8,100 square feet). We sold our Houston, TX property in February 2013 and are temporarily leasing the property back. The Houston restaurant operation will be relocated to a nearby leased facility in the summer of 2013.

The following table sets forth information about the Company’s existing Company-owned and franchisee-owned restaurants as of December 30, 2012. As of December 30, 2012, the Company operated 64 Ruth’s Chris Company-owned restaurants and 22 Mitchell’s Fish Market and Cameron Steakhouse restaurants. In addition, franchisees operated 72 restaurants and one restaurant operated under a management agreement. Company-owned Ruth’s Chris restaurants range in size from approximately 6,000 to approximately 13,000 square feet with approximately 180 to 375 seats. The Company expects that future restaurants will range in size from 8,000 to 10,000 square feet with approximately 230 to 250 seats. Company-owned Mitchell’s restaurants range in size from approximately 6,000 to 11,000 square feet with approximately 225 to 250 seats.

Company-Owned Ruth’s Chris Restaurants			Franchisee-Owned Ruth’s Chris Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
1972	Metairie, LA	Leased	1976	Baton Rouge, LA
1977	Lafayette, LA	Leased	1985	Austin, TX
1977	Houston, TX**	Owned	1985	Mobile, AL
1983	Washington, D.C.	Leased	1986	Atlanta, GA
1984	Beverly Hills, CA	Leased	1987	Pittsburgh, PA
1985	Ft. Lauderdale, FL	Owned	1987	Hartford, CT
1986	Phoenix, AZ	Leased	1988	Philadelphia, PA
1986	Nashville, TN	Leased	1989	Honolulu, HI
1987	San Francisco, CA	Leased	1991	Richmond, VA
1987	N. Palm Beach, FL	Leased	1992	Baltimore, MD
1988	Seattle, WA	Leased	1993	Birmingham, AL
1989	Memphis, TN	Leased	1993	San Antonio, TX
1990	Weehawken, NJ	Leased	1993	Taipei, Taiwan
1990	Scottsdale, AZ	Leased	1993	Cancun, Mexico
1992	Palm Desert, CA	Leased	1993	Sandy Springs, GA
1992	Minneapolis, MN	Leased	1994	Indianapolis, IN
1992	Chicago, IL	Leased	1995	Long Island, NY
1993	Arlington, VA	Leased	1995	Toronto, CA
1993	Manhattan, NY	Leased	1996	Taichung, Taiwan
1994	San Diego, CA	Leased	1996	Indianapolis, IN
1995	Westchester, NY	Leased	1997	Hong Kong
1996	Dallas, TX	Leased	1997	Raleigh (Cary), NC
1996	Troy, MI	Leased	1998	Annapolis, MD
1996	Tampa, FL	Leased	1998	Maui, HI
1996	Bethesda, MD	Leased	1999	Atlanta, GA
1997	Kansas City, MO	Leased	2000	Pikesville, MD
1997	Irvine, CA	Leased	2000	San Antonio, TX
1997	Jacksonville, FL	Leased	2000	Wailea, HI
1998	Louisville, KY	Leased	2001	Kaohsiung, Taiwan
1998	Parsippany, NJ	Leased	2001	King of Prussia, PA
1998	Northbrook, IL	Leased	2001	Queensway, Hong Kong
1999	Columbus, OH	Owned	2001	Cabo San Lucas, Mexico
1999	Coral Gables, FL	Leased	2003	Mississauga, Canada
1999	Ponte Vedra, FL	Leased	2005	Virginia Beach, VA
1999	Winter Park, FL	Leased	2005	Baltimore, MD
2000	Sarasota, FL	Leased	2005	Atlantic City, NJ
2000	Del Mar, CA	Leased	2005	Charlotte, NC
2000	Boca Raton, FL	Leased	2006	St. Louis, MO
2001	Orlando, FL	Leased	2006	Ocean City, MD
2001	Greensboro, NC	Leased	2006	Destin, FL
2002	Woodland Hills, CA	Leased	2006	Mauna Lani, HI
2002	Fairfax, VA	Leased	2006	Huntsville, AL
2002	Bellevue, WA	Leased	2006	Edmonton, Canada
2002	Washington, D.C.	Leased	2007	Charlotte, NC

Company-Owned Ruth’s Chris Restaurants			Franchisee-Owned Ruth’s Chris Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
2003	Walnut Creek, CA	Leased	2007	Waikiki, HI
2005	Roseville, CA	Leased	2007	Columbia, SC
2005	Boston, MA	Leased	2007	Mishawaka, IN
2005	Sacramento, CA	Leased	2007	Tokyo, Japan
2006	Pasadena, CA	Leased	2007	Madison, WI
2006	Bonita Springs, FL	Leased	2007	Calgary, Canada
2006	Providence, RI	Leased	2007	Rogers, AR
2007	Lake Mary, FL*	Land Leased	2007	Park City, UT
2007	Anaheim, CA*	Land Leased	2008	Aruba
2007	Biloxi, MS	Leased	2008	Myrtle Beach, SC
2007	Knoxville, TN	Leased	2008	Wilmington, NC
2007	Tyson’s Corner, VA	Leased	2008	Ridgeland, MS
2007	West Palm Beach, FL	Leased	2008	Wilkes-Barre, PA
2008	Ft. Worth, TX	Leased	2008	Raleigh, NC
2008	New Orleans, LA	Leased	2008	Savannah, GA
2008	Princeton, NJ*	Land Leased	2009	Dubai
2008	Fresno, CA	Leased	2009	Greenville, SC
2008	South Barrington, IL*	Land Leased	2009	St. Louis, MO
2011	Portland, OR	Leased	2009	Durham, NC
2012	Cincinnati, OH	Leased	2009	Kennesaw, GA
			2009	Carolina, Puerto Rico
			2010	Salt Lake City, UT
			2011	Grand Rapids, MI
			2011	Asheville, NC
			2012	Dubai
			2012	Singapore
			2012	San Salvador, El Salvador
			2012	Niagara Falls, Canada

			Ruth’s Chris Restaurants Under Management Agreement
			Year Opened	Locations
			2012	Cherokee, NC

Company-Owned Mitchell’s Fish Market Restaurants			Company-Owned Cameron’s Steakhouse Restaurants
Year Acquired	Locations	Property Leased or Owned	Year Acquired	Locations	Property Leased or Owned
2008	Grandview, OH	Leased	2008	Columbus, OH	Leased
2008	Crosswoods, OH	Leased	2008	Birmingham, MI	Leased
2008	Pittsburgh, PA	Leased	2008	Polaris, OH	Leased
2008	Newport, KY	Leased
2008	Louisville, KY	Leased
2008	Lansing, MI	Leased
2008	Birmingham, MI	Leased
2008	Cleveland, OH	Leased
2008	West Chester, OH	Leased
2008	Carmel, IN	Leased
2008	Livonia, MI	Leased
2008	Pittsburgh, PA	Leased
2008	Tampa, FL	Leased
2008	Rochester Hills, MI	Leased
2008	Brookfield, WI	Leased
2008	Sandestin, FL	Leased
2008	Jacksonville, FL	Leased
2008	Stamford, CT	Leased
2010	Winter Park, FL	Leased

*	The Company owns the building and leases the land pursuant to a long-term ground lease.
**	The property was sold in February 2013 and the restaurant will operate under a lease in 2013.

The Company has also entered into lease commitments to relocate the Ruth’s Chris Steak House restaurant in Houston, Texas and to open a new Ruth’s Chris Steak House restaurant in Denver, Colorado.

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

The Company’s common stock is listed on the Nasdaq Global Select Market under the trading symbol “RUTH.” As of March 5, 2013, there were 131 holders of record of its common stock.

There were no repurchases of the Company’s equity securities by or on behalf of it during the fourth quarter of fiscal year 2012 and the Company currently does not have a formal or publicly announced stock repurchase program.

The following table sets forth, for the period indicated, the highest and lowest sale price for its common stock for fiscal years 2012 and 2011, as reported by the Nasdaq Global Select Market:

	High	Low
Fiscal Year ended December 30, 2012
First Quarter	$7.32	$4.97
Second Quarter	$7.63	$6.11
Third Quarter	$6.90	$5.75
Fourth Quarter	$7.69	$6.18

Fiscal Year ended December 25, 2011
First Quarter	$5.40	$4.63
Second Quarter	$5.63	$4.90
Third Quarter	$6.98	$4.39
Fourth Quarter	$5.51	$3.93

Dividend and Stock Repurchase Policy

Although we have not paid dividends to holders of our common stock since 1999, we may declare a dividend or establish a stock repurchase program in the future. The payment of dividends is within the discretion of our Board of Directors and will depend upon our earnings, capital requirements and operating and financial condition, among other factors. In addition, we may not pay a dividend if there is a default (or if a default would result from such dividend payment) under our senior credit agreement. Our senior credit agreement limits the payment of dividends or repurchase of stock to an aggregate of $100.0 million. After repurchasing all of our outstanding Preferred Stock, an aggregate of $39.2 million remains available under our senior credit agreement for the payment of dividends or repurchase of stock.

Unregistered Recent Sales of Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for information regarding securities authorized for issuance under the Company’s equity compensation plans.

Performance Graph

The following table and graph shows the cumulative total stockholder return on the Company’s Common Stock with the S&P 500 Stock Index, the S&P Small Cap 600 Index and the Dow Jones U.S. Restaurants & Bars Index, in each case assuming an initial investment of $100 on December 28, 2007 and full dividend reinvestment.

CUMULATIVE TOTAL RETURN

Assuming an investment of $100 and reinvestment of dividends

	12/28/07	12/26/08	12/24/09	12/23/10	12/23/11	12/28/12
Ruth’s Hospitality Group, Inc.	$100	$17	$26	$57	$63	$83
S&P 500 Stock Index	$100	$59	$76	$85	$86	$95
S&P SmallCap 600 Index	$100	$65	$85	$106	$106	$117
Dow Jones U.S. Restaurants & Bars Index	$100	$86	$102	$133	$169	$166

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

	Fiscal Year
	2012	2011	2010	2009	2008
	($ in thousands)
Income Statement Data:
Revenues:
Restaurant sales	$380,968	$353,606	$337,721	$325,818	$371,600
Franchise income	13,836	12,464	11,532	10,533	12,703
Other operating income	3,785	3,503	3,722	3,560	3,513

Total revenues	398,589	369,573	352,975	339,911	387,816

Costs and expenses:
Food and beverage costs	121,030	109,577	100,475	95,474	120,337
Restaurant operating expenses	192,417	183,294	177,538	173,489	184,837
Marketing and advertising	11,220	11,806	11,469	11,557	13,704
General and administrative costs	28,299	22,803	22,800	23,777	28,994
Depreciation and amortization expenses	14,556	14,859	15,360	16,278	16,213
Pre-opening costs	540	192	387	16	2,869
Loss on impairment and asset disposals, net	4,955	3,478	826	9,928	72,185
Restructuring expense (benefit)	—	(502)	(1,683)	40	8,926
Gain on the settlement of unclaimed property liabilities	(683)	—	—	—	—

Operating income (loss)	26,255	24,066	25,803	9,352	(60,249)

Other income (expense):
Interest expense	(3,172)	(2,892)	(4,244)	(7,754)	(10,334)
Other	6	(486)	20	526	864

Income (loss) from continuing operations before income tax expense (benefit)	23,089	20,688	21,579	2,124	(69,719)

Income tax expense (benefit)	6,659	1,597	4,769	(1,427)	(27,005)

Income (loss) from continuing operations	16,430	19,091	16,810	3,551	(42,714)

Loss (income) on discontinued operations, net of income tax benefit (expense)	51	(458)	853	1,132	11,169

Net income (loss)	16,379	19,549	15,957	2,419	(53,883)

Preferred stock dividends	514	2,493	2,178	—	—

Accretion of preferred stock redemption value	73	353	309	—	—

Excess of redemption value over carrying value of preferred shares redeemed	35,776	—	—	—	—

Net income (loss) applicable to preferred and common shareholders	$(19,984)	$16,703	$13,470	$2,419	$(53,883)

	Fiscal Year
	2012	2011	2010	2009	2008
	($ in thousands, except per share data)

Basic earnings (loss) per share:
Continuing operations	$(0.58)	$0.38	$0.36	$0.15	$(1.83)
Discontinued operations	—	0.01	(0.02)	(0.05)	(0.48)

Basic earnings (loss) per share	$(0.58)	$0.39	$0.34	$0.10	$(2.31)

Diluted earnings (loss) per share:
Continuing operations	$(0.58)	$0.38	$0.36	$0.15	$(1.83)
Discontinued operations	—	0.01	(0.02)	(0.05)	(0.48)

Diluted earnings (loss) per share	$(0.58)	$0.39	$0.34	$0.10	$(2.31)

Shares used in computing net income (loss) per common share:
Basic	34,313,636	34,093,104	32,513,867	23,566,358	23,307,198
Diluted	34,313,636	43,252,101	40,239,854	23,733,260	23,307,198

Balance Sheet Data (at end of fiscal year):
Cash and cash equivalents	$7,909	$3,925	$5,018	$1,681	$3,876
Total assets	231,357	240,220	249,069	254,415	293,519
Total long-term debt including current portion	45,000	22,000	51,000	125,500	160,250
Total shareholders’ equity	82,388	99,640	80,361	41,765	37,142

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes to financial statements. We report our financial results on a 52/53 week fiscal year, which ends on the last Sunday in December. Fiscal year 2012 consisted of 53 weeks of operation. Fiscal years 2011 and 2010 each consisted of 52 weeks of operation.

Overview

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. and its subsidiaries (the Company) operate Ruth’s Chris Steak House, Mitchell’s Fish Market, and Cameron’s Steakhouse restaurants and sell franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular location designated in the franchise agreement. As December 30, 2012, there were 159 restaurants operating, including 86 Company owned restaurants, 72 franchisee owned restaurants and one restaurant operating under a management agreement.

The Ruth’s Chris menu features a broad selection of high-quality USDA Prime and Choice grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling” and topped with butter—complemented by other traditional menu items inspired by our New Orleans heritage. The Ruth’s Chris restaurants reflect the more than 47-year commitment to the core values instilled by our founder, Ruth Fertel, of caring for our guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere. We believe that Ruth’s Chris is one of the strongest brands in the upscale steakhouse category.

Our Ruth’s Chris restaurants cater to special occasion and family diners, in addition to the business clientele traditionally served by upscale steakhouses, by providing a dining experience designed to appeal to a wide range of guests. We believe our focus on creating this broad appeal provides us with opportunities to expand into a wide range of markets, including many markets not traditionally served by upscale steakhouses. We offer USDA Prime and Choice grade steaks that are aged and prepared to exact company standards and cooked in 1,800-degree broilers. We also offer veal, lamb, poultry and seafood dishes, and a broad selection of appetizers. We complement our distinctive food offerings with an award-winning wine list. During the fiscal year ended December 30, 2012, the average check was $73 per person.

As of December 30, 2012, there were 137 Ruth’s Chris Steak House restaurants, of which 64 were Company-owned, 72 were franchisee-owned, and one restaurant was operating under a management agreement. The franchisee-owned restaurants include eighteen international franchisee-owned restaurants in Aruba, Canada, Hong Kong, El Salvador, Japan, Mexico, Singapore, Taiwan, and the United Arab Emirates. A new Company-owned Ruth’s Chris Steak House opened in Cincinnati, OH in October 2012. Four new Ruth’s Chris Steak House franchise restaurants opened during fiscal year 2012, including a second franchise restaurant located in

Dubai and franchise restaurants located in Singapore, El Salvador and Niagara Falls, Ontario. A new Ruth’s Chris Steak House located at Harrah’s casino in Cherokee, NC opened in May 2012 under a management agreement between the Company and the Eastern Band of Cherokee Indians.

We expect to grow the number of Company-owned and franchisee owned restaurants in 2013. Currently, the Company’s plans for 2013 include opening a new Company-owned restaurant in Denver, CO, relocating its Houston, TX restaurant, and opening three to five franchise restaurants. In January 2013, a new restaurant at Harrah’s casino in Las Vegas opened under a recently executed licensing agreement under which we will receive a fee as a percentage of sales. The lease for one Company-owned restaurant expires in 2013. We will close this restaurant and serve our customers from another existing company-owned restaurant in the same metropolitan area.

On February 19, 2008, we completed the acquisition of the operating assets and intellectual property of Mitchell’s Fish Market, operating under the names Mitchell’s Fish Market and Columbus Fish Market, and Cameron’s Steakhouse, operating under the names Cameron’s Steakhouse and Mitchell’s Steakhouse from Cameron Mitchell Restaurants, LLC (CMR). There are currently 19 Mitchell’s Fish Markets and three Cameron’s Steakhouse’s with restaurants in the Midwest, Northeast, and Florida. Mitchell’s Fish Market is an award-winning, upscale, yet comfortable, seafood restaurant and bar recognized for its high-quality food, contemporary dining atmosphere, and excellent service. We believe that Mitchells’ focus on upscale casual dining complements the Ruth’s Chris brand. Mitchell’s Fish Market is committed to serving the freshest seafood. Although the menu changes frequently based on availability and season, it includes more than 60 seafood dishes, including fish from all over the world. During the fiscal year ended December 30, 2012, the average check was $36 per person.

Fiscal Year 2012 Operating Results

Fiscal year 2012 operating income increased from fiscal year 2011 by $2.2 million to $26.2 million. Fiscal year 2012 operating income was positively impacted by a $27.4 million increase in restaurant sales which was somewhat offset by higher food and restaurant operating expenses. Higher restaurant sales were attributable both to an increase in the number of customers as measured by an increase in entrées, and an increase in average check. We recognized a net loss on the impairment and disposal of long-lived assets of $5.0 million in fiscal year 2012 compared to a net loss of $3.5 million in fiscal year 2011. Due in large part to an increase in income tax expense, net income fiscal year 2012 decreased by $3.2 million to $16.4 million as compared fiscal year 2011. Income tax expense for fiscal year 2011 was abnormally low due to a $4.0 million benefit for the reduction of a deferred tax asset valuation allowance.

Preferred stock requirements are deducted from net income to arrive at net income (loss) applicable to preferred and common shareholders. During fiscal year 2012, we reported a $20.0 million loss applicable to shareholders due to the repurchase of the Company’s Preferred Stock. We recorded a reduction of net income applicable to shareholders of $35.8 million in the first quarter of fiscal year 2012 to reflect the excess of the redemption value over the carrying value of the preferred shares redeemed. Largely as a consequence of the reduction in net income applicable to shareholders due to the preferred stock redemption, fiscal year diluted loss per share was $(0.58).

Key Financial Terms and Metrics

We evaluate our business using a variety of key financial measures:

Restaurant Sales. Restaurant sales consist of food and beverage sales by Company-owned restaurants. Restaurant sales are primarily influenced by total operating weeks in the relevant period and comparable restaurant sales growth. Total operating weeks is the total number of Company-owned restaurants multiplied by the number of weeks each is in operation during the relevant period. Total operating weeks are impacted by restaurant openings and closings, as well as changes in the number of weeks included in the relevant period. Comparable restaurant sales growth reflects the change in year-over-year or quarter-over-quarter, as applicable, sales for the comparable restaurant base. We define the comparable restaurant base to be those Company-owned restaurants in operation for not less than fifteen months prior to the beginning of the fiscal quarter including the period being measured. Comparable restaurant sales growth is primarily influenced by customer traffic, which is measured by the number of entrées sold, and the average guest check. Customer traffic is influenced by the popularity of our menu items, our guest mix, our ability to deliver a high-quality dining experience and overall economic conditions. Average guest check, a measure of total restaurant sales divided by the number of entrées, is driven by menu mix and pricing.

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

Other Operating Income. Other operating income consists primarily of breakage income associated with gift cards, and also includes banquet related guarantee and services revenue and other incidental guest fees.

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

General and Administrative. General and administrative costs include costs relating to all corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future Company and franchisee growth. General and administrative costs are comprised of management, supervisory and staff salaries and employee benefits, travel, performance based compensation, information systems, training, corporate rent, professional and consulting fees, technology and market research. We measure our general and administrative expense efficiency by tracking these costs as a percentage of total revenues.

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

	Fiscal Year
	2012	2011	2010
Revenues:
Restaurant sales	95.6%	95.7%	95.7%
Franchise income	3.5%	3.4%	3.3%
Other operating income	0.9%	0.9%	1.1%

Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	31.8%	31.0%	29.8%
Restaurant operating expenses (percentage of restaurant sales)	50.5%	51.8%	52.6%
Marketing and advertising	2.8%	3.2%	3.2%
General and administrative costs	7.1%	6.2%	6.5%
Depreciation and amortization expenses	3.7%	4.0%	4.4%
Pre-opening costs	0.1%	0.1%	0.1%
Loss on impairment and asset disposals, net	1.2%	0.9%	0.2%
Restructuring benefit	—	(0.1%)	(0.5%)
Gain on the settlement of unclaimed property liabilities	(0.2%)	—	—

Operating income	6.6%	6.5%	7.3%

Other income (expense):
Interest expense	(0.8%)	(0.8%)	(1.2%)
Other	0.0%	(0.1%)	0.0%

Income from continuing operations before income tax expense	5.8%	5.6%	6.1%

Income tax expense	1.7%	0.4%	1.3%

Income from continuing operations	4.1%	5.2%	4.8%

Loss (income) on discontinued operations, net of income tax benefit (expense)	0.0%	(0.1%)	0.3%

Net income	4.1%	5.3%	4.5%

Preferred stock dividends	0.1%	0.7%	0.6%
Accretion of preferred stock redemption value	0.0%	0.1%	0.1%

Excess of redemption value over carrying value of preferred shares redeemed	9.0%	—	—

Net income (loss) applicable to preferred and common shareholders	(5.0%)	4.5%	3.8%

Fiscal Year 2012 Compared to Fiscal Year 2011

Restaurant Sales. Restaurant sales increased $27.4 million, or 7.7%, to $381.0 million in fiscal year 2012. The 53rd week contributed $9 million of sales in fiscal year 2012. On a 52 week basis, Ruth’s Chris comparable restaurants experienced a sales increase of 5.2% consisting of an entrée increase of 2.8% and an increase in average check of 2.3%. On a 52 week basis, Mitchell’s Fish Market comparable restaurants experienced a sales increase of 2.5% consisting of an entrée increase of 3.4% and a decrease in average check of 0.8%.

Franchise Income. Franchise income increased $1.4 million, or 11%, to $13.8 million in fiscal year 2012. The year over year increase was driven primarily by an increase in comparable franchise-owned restaurant sales, the 53rd week included in fiscal year 2012 and new franchise unit development during the year. Comparable franchise restaurant sales increased 4.6%.

Food and Beverage Costs. Food and beverage costs increased $11.5 million, or 10.4%, to $121.0 million in fiscal year 2012. As a percentage of restaurant sales, food and beverage costs increased to 31.8% in fiscal year 2012 from 31.0% in fiscal year 2011. This increase in food and beverage costs as a percentage of restaurant sales was primarily due to increased beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $9.1 million, or 5.0%, to $192.4 million in fiscal year 2012 primarily due to higher restaurant sales. Despite the increase in total expense, restaurant operating expenses, as a percentage of restaurant sales, decreased to 50.5% in fiscal year 2012 from 51.8% in fiscal year 2011 due to leveraging higher comparable restaurant sales.

Marketing and Advertising Costs. Marketing and advertising costs decreased $0.6 million, or 5.0%, to $11.2 million in fiscal year 2012. The decrease was due a planned reduction in spending.

General and Administrative Costs. General and administrative costs increased $5.5 million, or 24.1%, to $28.3 million in fiscal year 2012 due to the extra week in fiscal year 2012, the filling of open positions, increases in performance based compensation and contract labor, and an increase in stock based compensation.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased $0.3 million, or 2.0%, to $14.6 million in fiscal year 2012. The year over year decrease in depreciation and amortization is primarily attributable to certain restaurant assets becoming fully depreciated.

Loss on Impairment and Asset Deposals, Net. We recognized a loss on the impairment and asset disposals of $5.0 million in fiscal year 2012 compared to a loss of $3.5 million in fiscal year 2011. During fiscal year 2012 we recorded a gain on asset disposals of $134 thousand, a $395 thousand impairment loss related to a location being sold, and two impairment losses aggregating $4.7 million due to declines in the estimated fair value of the assets (which consisted primarily of leasehold improvements). The declines in estimated fair value of assets were primarily attributable to management’s assessment that our expected lease term would be shortened. Management reviewed the lease terms and expected cash flows for these restaurants and determined that we are not likely to extend our lease terms under certain of our existing lease agreements long enough to recover the net book value of our long-lived assets. During fiscal year 2011 we recorded loss on asset disposals of $502 thousand and a $3.0 million loss on impairment. The loss on impairment was attributable to a reduction in the estimated fair value of the Mitchell’s Fish Market trademark.

Restructuring Expense (Benefit). In fiscal year 2011, we recognized $0.5 million benefit attributable to favorable lease resolutions on closed/unopened restaurant sites.

Gain on the Settlement of Unclaimed Property Liabilities. During fiscal year 2012 the Company reached agreement to settle certain liabilities pertaining to unclaimed property returns which had not been filed timely. A $683 thousand gain was recognized during the fourth quarter of fiscal year 2012 pertaining to this settlement.

Interest Expense. Interest expense, net of interest income, decreased $0.5 million, or 18.2%, to $2.4 million in fiscal year 2012. The decrease in expense was due to lower interest rates in fiscal year 2012, which were partially offset by the impact of a higher average debt balance. The lower interest rates were largely attributable to more favorable terms under our amended senior credit agreement.

Debt issuance costs written off. As a consequence of the February 2012 amendment to our senior credit agreement, $807 thousand of previously deferred debt issuance costs were written off.

Income Tax Expense. Income tax expense increased $5.1 million to $6.7 million in fiscal year 2012. The year over year increase was largely due to the favorable impact of a $4.0 million benefit recorded in the second quarter of fiscal year 2011. The benefit pertained to a reduction of the valuation allowance on certain state deferred tax assets.

Income from Continuing Operations. Income from continuing operations decreased $2.7 million to $16.4 million in fiscal year 2012 from income of $19.1 million in fiscal year 2011.

Discontinued Operations, Net of Income Tax Benefit. During fiscal 2012 we reported a $0.1 million loss from discontinued operations, net of income tax benefit. During fiscal year 2011 we reported $0.5 million net of tax income on discontinued operations. The fiscal year 2011 income pertained to a change in estimate of lease related liabilities.

Net Income (Loss) Applicable to Preferred and Common Shareholders. During fiscal year 2012 we reported a loss applicable to preferred and common shareholders of $20.0 million compared to $16.7 million net income applicable to preferred and common shareholders reported for fiscal year 2011. Preferred stock requirements are deducted from net income to arrive at net income (loss) applicable to preferred and common shareholders. We recorded a reduction of net income applicable to shareholders of $35.8 million in the first fiscal quarter of 2012 to reflect the excess of the redemption value over the carrying value of the preferred shares redeemed.

Fiscal Year 2011 Compared to Fiscal Year 2010

Restaurant Sales. Restaurant sales increased $15.9 million, or 4.7%, to $353.6 million in fiscal year 2011. Ruth’s Chris comparable restaurants experienced a sales increase of 5.4% consisting of an entrée increase of 3.7% and an increase in average check of 1.6%. Mitchell’s Fish Market comparable restaurants experienced a sales decrease of 1.0% consisting of an entrée decrease of 3.4% and an increase in average check of 2.4%.

Franchise Income. Franchise income increased $0.9 million, or 8.1%, to $12.5 million in fiscal year 2011. The year over year increase was driven primarily by a 7.7% increase in comparable franchise-owned restaurant sales.

Food and Beverage Costs. Food and beverage costs increased $9.1 million, or 9.1%, to $109.6 million in fiscal year 2011. As a percentage of restaurant sales, food and beverage costs increased to 31.0% in fiscal year 2011 from 29.8% in fiscal year 2010. This increase in food and beverage costs as a percentage of restaurant sales was primarily due to increased beef prices.

Restaurant Operating Expenses. Restaurant operating expenses increased $5.8 million, or 3.2%, to $183.3 million in fiscal year 2011. The year over year increase was primarily due to higher restaurant sales. Restaurant operating expenses were also adversely impacted by a 28.1% increase in employee health care costs. Despite the increase in total expense, restaurant operating expenses, as a percentage of restaurant sales, decreased to 51.8% in fiscal year 2011 from 52.6% in fiscal year 2010 due to leveraging higher comparable restaurant sales.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased $0.5 million, or 3.3%, to $14.9 million in fiscal year 2011 from fiscal year 2010. The decrease in depreciation and amortization is primarily attributable to certain restaurant assets becoming fully depreciated.

Loss on Impairment and Asset Disposals. We recognized a loss on the impairment and asset disposals of $3.5 million in fiscal year 2011 compared to a loss of $0.8 million in fiscal year 2010. The fiscal year 2011 $3.0 million loss on impairment was attributable to a reduction in the estimated fair value of the Mitchell’s Fish Market trademark. The fiscal year 2011 $0.5 million loss on asset disposals pertains primarily to property and equipment replaced during restaurant renovations. The fiscal year 2010 loss recognized was related to the impairment of long-lived assets at two Ruth’s Chris restaurants.

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

Interest Expense. Interest expense, net of interest income, decreased $1.4 million, or 31.9%, to $2.9 million in fiscal year 2011. The year over year decrease in expense was primarily due to the decrease in the average amount outstanding of our revolving credit loan.

Income Tax Expense. Income tax expense decreased $3.2 million to $1.6 million in fiscal year 2011. The year over year decrease was largely due to the favorable impact of a $4.0 million benefit recorded in the second quarter of fiscal year 2011. The benefit pertained to a reduction of the valuation allowance on certain state deferred tax assets.

Income from Continuing Operations. Income from continuing operations increased $2.3 million to $19.1 million in fiscal year 2011 from income of $16.8 million in fiscal year 2010.

Discontinued Operations, Net of Income Tax Benefit. During 2011 we reported $0.5 million net of tax income on discontinued operations. The income pertained to a change in estimate of lease related liabilities. During fiscal year 2010 we reported a $0.9 million loss net of tax on discontinued operations. The fiscal 2010 discontinued operations loss primarily relates to a change in estimate related to lease exit costs of our former operations at one restaurant in New York, New York, and one restaurant in Naples, Florida.

Net Income Applicable to Preferred and Common Shareholders. Net income applicable to preferred and common shareholders increased $3.2 million to $16.7 million in fiscal year 2011 from $13.5 million in fiscal year 2010.

Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors. See “Risk Factors” for a discussion of certain material risks that could affect our quarterly operating results.

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

Liquidity and Capital Resources

Our principal sources of cash during fiscal year 2012 were net cash provided by operating activities and borrowings under our $100 million senior credit facility. Our principal uses of cash during fiscal year 2012 were for the repurchase of all of our issued and outstanding Preferred Stock for $60.2 million and to repay borrowings under the senior credit facility.

We expect that in fiscal year 2013 our financial resources will be used primarily to: invest in new restaurants and restaurant remodels; pay down debt; as well as take advantage of other opportunities which management believes will enhance shareholder value. We believe that our borrowing ability under our senior credit agreement coupled with our anticipated cash flow from operations should provide us with adequate liquidity in fiscal year 2013.

Senior Credit Facility

On February 14, 2012, we entered into a Second Amended and Restated Credit Agreement with Wells Fargo Bank, as administrative agent, and certain other lenders (the Amended and Restated Credit Agreement), reducing the overall senior credit facility from $129.6 million to $100.0 million and extending the maturity of the revolving credit borrowings to February 14, 2017. The revolving credit facility is available to be used for working capital and other general corporate purposes. The Amended and Restated Credit Agreement allows for loan advances plus outstanding letters of credit of up to $100 million to be outstanding at any time that the conditions for borrowings are met. The Amended and Restated Credit Agreement revised the key financial covenants on terms more favorable to us. The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on our ability to enter into joint ventures, acquisitions, and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Amended and Restated Credit Agreement requires us to maintain a minimum fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio is 2.50:1.00. Junior stock payments, which include both cash dividend payments and repurchases of common or preferred stock, are limited to $100 million through the end of the agreement. As of December 30, 2012, $60.8 million of the junior stock payments limit had been used due to the repurchase of preferred stock. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default.

As of December 30, 2012, we had an aggregate of $45.0 million of outstanding indebtedness under our senior credit facility at a weighted average interest rate of 3.33% with approximately $50.9 million of borrowings available, net of outstanding letters of credit of approximately $4.1 million. The 3.33% weighted average interest rate includes a 2.75% interest rate on outstanding indebtedness, plus fees on our unused borrowing capacity and outstanding letters of credit. As of December 30, 2012, we were in compliance with all the covenants under our credit facility.

Repurchase of all our Preferred Stock

On March 8, 2012 we repurchased all of our issued and outstanding shares of Preferred Stock for $60.2 million in cash. The purchase price, which includes all accrued and unpaid dividends owed on the preferred stock, was funded using borrowings from our $100 million senior credit facility. We believe the repurchase of all of the outstanding Preferred Stock enhanced our capital structure by reducing our potentially fully diluted common share base and eliminating the preferred dividends. As of the date of the repurchase, our potential fully diluted common share base decreased by approximately 8.6 million shares and the 10% dividend on the preferred stock, which amounted to $2.5 million in fiscal year 2011, was eliminated subsequent to the redemption.

Capital Expenditures

Capital expenditures and other acquisitions aggregated $11.5 million in fiscal year 2012 and $9.0 million in fiscal year 2011. Capital expenditures in fiscal year 2012 pertained primarily to a new Ruth’s Chris Steak House in Cincinnati, Ohio, remodeling several Ruth’s Chris Steak House restaurants, and other capital expenditures. Capital expenditures in fiscal year 2011 pertained to relocating the Ruth’s Chris Steak House in Portland, Oregon, remodeling several Ruth’s Chris Steak House restaurants, and other capital expenditures. We anticipate capital expenditures in fiscal year 2013 will be approximately $14 to $16 million. We currently expect to open one to two Company-owned restaurants in fiscal year 2013.

Cash Flows

The following table summarizes our primary sources and uses of cash (in thousands):

	Fiscal Year
	2012	2011	2010
Net cash provided by (used in):
Operating activities	$53,324	$39,337	$40,254
Investing activities	(11,296)	(8,975)	(6,128)
Financing activities	(38,044)	(31,455)	(30,789)

Net increase (decrease) in cash and cash equivalents	$3,984	$(1,093)	$3,337

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

Investing Activities. Net cash used in investing activities in fiscal years 2012, 2011 and 2010 were for the acquisition of property and equipment.

Financing Activities. Cash used in financing activities in fiscal year 2012 was the net result of $60.2 million cash used to repurchase all of our outstanding preferred stock and the $23.0 million proceeds from net additional borrowings under our senior credit facility. Net cash used by financing activities in fiscal year 2011 was attributable to $29 million net principal payments on long-term debt and $2.5 million cash dividends paid on preferred stock. Net cash used by financing activities in fiscal year 2010 was attributable to $74.5 million net principal payments on long-term debt which exceeded the $25.4 million proceeds from the issuance of common stock and $25 million proceeds from issuance of Series A 10% redeemable preferred stock.

Contractual Obligation

The following table summarizes our contractual obligations as of December 30, 2012:

	Payments due by period
	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations	$51.2	$1.5	$1.5	$48.2	$—
Operating lease obligations	288.0	24.5	24.2	68.5	170.8

Total	$339.2	$26.0	$25.7	$116.7	$170.8

Long-term debt obligations include principal maturities and expected interest payments. Expected interest payments were estimated using the weighted average interest rate of 3.33% under our senior credit facility as of December 30, 2012. Operating lease obligations do not include contingent rent, common area maintenance, property taxes and other pass through charges from our landlords. The above table does not include recorded liabilities to vendors or employees.

Off-Balance Sheet Arrangements

As of December 30, 2012, we do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements is based, in part, on our critical accounting policies that require us to make estimates and judgments that affect the amounts reported in those financial statements. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our consolidated financial statements. Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the combined financial statements.

Deferred Gift Card Revenue

Revenue from restaurant sales is recognized when food and beverage products are sold. Deferred revenue primarily represents the Company’s liability for gift cards that have been sold but not yet redeemed, and is recorded at the expected redemption value. When the gift cards are redeemed, the Company recognizes restaurant sales and reduces the deferred revenue liability. Company issued gift cards redeemed at franchise-owned restaurants reduce the deferred revenue liability but do not result in our restaurant sales. The expected redemption value of gift cards represents the full value of all gift cards issued less the amount the Company has recognized as other operating income for gift cards that are not expected to be redeemed. The Company recognizes as other operating income the remaining value of gift cards that have not been redeemed 18 months following the last date of card activity. The Company evaluates the reasonableness of its estimates of cards that are not expected to be redeemed based on its historical card issuances and redemption rates. Future gift card usage may be different than our historical experience and as result our estimate of cards not expected to be redeemed is subject to inherent uncertainty. If actual redemption activity differs significantly from our historical experience our deferred revenue liability and results of operations could be materially impacted.

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

During fiscal year 2012 we recorded a $395 thousand impairment related to a location being sold, and two impairment losses aggregating $4.7 million due to declines in the estimated fair value of the assets (which consisted primarily of leasehold improvements). The declines in estimated fair value were primarily attributable to management’s assessment that our expected lease term would be shortened. Management reviewed the lease terms and expected cash flows for these restaurants and determined that we are not likely to extend our lease terms under certain of our existing lease agreements.

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

We account for exit or disposal activities, including restaurant closures. The costs include the cost of disposing of the assets as well as other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. Upon disposal of the assets associated with a closed restaurant, any gain or loss is recorded in the same line within our consolidated statements of income as the original impairment.

Valuation and Recoverability of Goodwill, Franchise Rights and Trademarks

Goodwill, franchise rights and trademarks arose primarily from our acquisition of franchisee-owned Ruth’s Chris restaurants and our acquisition of Mitchell’s Fish Markets. The most significant acquisitions were completed in 1996, 1999, 2006, 2007 and 2008. Goodwill, trademarks, and franchise rights acquired prior to 2008 are not subject to amortization. Such assets must be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A variety of inherently uncertain estimates, judgments and projections are used in both assessing whether there has been an indicator that an impairment of an intangible asset may have occurred and estimating fair value of possibly impaired assets. Management is required to: project future sales and cash flows associated with a specific intangible asset; assess maintenance and capital improvement requirements; estimate the cost of capital (or discount rate) that a third party would use in assessing value for a specific intangible asset; and anticipate changes in usage and operating performance. Changes in the following will impact future assessments of whether or not our intangible assets have been impaired: our expectations regarding future sales and profitability; the economic environment; competitive conditions; the desirability of restaurant sites; and the cost of capital to the restaurant industry generally and the Company specifically. We completed the most recent impairment test in December 2012 and determined that no impairment losses should be recognized related to goodwill, trademarks or franchise rights. As discussed below, we did determine that an impairment should be recognized related to a Mitchell’s trademark as of December 2011 and in fiscal year 2011 we recorded a $3.0 million reduction in the financial statement carrying value of the trademark with a corresponding loss on impairment.

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

The goodwill impairment test involves a two-step process. The first step is a comparison of the carrying value of the reporting unit to its fair value, which is considered to be the individual restaurant acquired. Consistent with the valuation of restaurant operations, the Company utilizes a multiple of EBITDA to approximate the fair value of the reporting unit for purposes of completing Step 1 of the evaluation. The Company considers EBITDA multiples of publicly held companies, including its own, as well as other private reporting unit acquisitions. For reporting units whose estimated fair value exceed its carrying value, no impairment is recorded. As of December 30, 2012, the estimated fair values of all reporting units exceeded their respective carrying values. If a reporting unit’s fair value had not exceeded its carrying value as the balance sheet date, the Company would have completed Step 2 of the evaluation by comparing the implied fair value of goodwill with the net asset value of the reporting unit. The Company would have calculated the implied fair value by allocating the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the unit. The fair values of the reporting units with goodwill on the balance sheet as of December 30, 2012 significantly exceed their financial statement carrying values.

The fair value of our franchise rights are estimated and compared to their carrying value. We estimate the fair value of these intangible assets using an excess earnings approach, which estimates value based upon the discounted value of future cash flow expected to be generated by Company-owned restaurants in the acquired trade area, net of all contributory asset returns. This calculation requires market based assumptions related to projected cash flows, projected capital expenditures, as well as a discount rate. We recognize an impairment loss when the estimated fair value of the franchise rights is less than its carrying value. We completed our impairment test of our franchise rights and concluded as of the date of the test, there was no impairment because the estimated fair value significantly exceeded the financial statement carrying value as of December 30, 2012.

The fair value of our acquired trademarks are estimated and compared to the financial statement carrying value. We recognize an impairment loss when the estimated fair value of a trademark is less than its carrying value. To determine the fair value of trademarks we use a relief-from-royalty valuation approach. This approach assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future revenue growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. We completed our impairment test of our trademarks as of December 30, 2012, and concluded as of the date of the test, there was no impairment because the estimated fair value significantly exceeded the financial statement carrying value. During the fourth quarter of fiscal year 2011 in connection with our annual impairment test, we recorded a non-cash loss on impairment of $3.0 million to reduce the financial statement carrying value of the Mitchell’s Fish Market trademark to $9.2 million, which represented its then estimated fair value. The estimated fair value declined primarily due to a change in the Company’s assumptions related to the projected sales growth of Mitchell’s Fish Market. The growth assumptions were revised in the fourth quarter of 2011 consistent with Company’s annual strategic plan. After adjustment, the estimated fair value of the Mitchell’s Fish Market trademark equaled its financial statement carrying value as of December 25, 2011.

Declines in sales at our restaurants and significant adverse changes in the operating environment for the restaurant industry may result in future impairment charges. Changes in circumstances, existing at the measurement date or at other times in the future, or in the estimates associated with management’s judgments and assumptions made in assessing the fair value of our goodwill, franchise rights and trademarks could result in an impairment charge.

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

Income Taxes

We account for income taxes in accordance with “Income Taxes,” Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740 (Topic 740). Topic 740 establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We recognize deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities resulted in a net deferred tax asset, an evaluation is made of the probability of our ability to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. The realization of such net deferred tax will generally depend on whether we will have sufficient taxable income of an appropriate character within the carry-forward period permitted by the tax law. Without sufficient taxable income to offset the deductible amounts and carry forwards, the related tax benefits will expire unused. We have evaluated both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Measurement of deferred items is based on enacted tax laws.

Share-Based Compensation

“Accounting for Stock-Based Compensation,” FASB ASC Topic 718 requires the recognition of compensation expense in the consolidated statements of income related to the fair value of employee share-based options. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the expected dividends. Judgment is also required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted. All employee stock options were granted at or above the grant date market price.

Recent Accounting Pronouncements for Future Application

Accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 30, 2012, the Company had $45 million of variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2013 of approximately $0.5 million.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations. Franchise fee revenue from international restaurants aggregated $2.7 million in fiscal year 2012.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly take into account changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. As of March 5, 2013, the Company had no purchase price agreements for prime beef after April 1, 2013. The Company currently does not use financial instruments to hedge its risk to market price fluctuations in other food product prices. A hypothetical 10% fluctuation in beef prices would have an approximate impact ranging from $5 to $6 million on pre-tax earnings for fiscal year 2013.

Effects of Inflation

Components of the Company’s operations subject to inflation include food, beverage, and lease and labor costs. The Company’s leases require it to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. The Company believes general inflation has not had a material impact on its results of operations in recent years.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 30, 2012. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2012 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2012. In making this assessment, management applied the criteria based on the “Internal Control—Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s assessment included documenting, evaluating, and testing the design and operating effectiveness of the Company’s internal control over financial reporting. Based upon this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 30, 2012.

KPMG LLP, the Company’s independent registered public accounting firm, has audited the financial statements included herein and issued an audit report on the Company’s internal control over financial reporting as of December 30, 2012, which follows.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ending December 30, 2012, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ruth’s Hospitality Group, Inc.:

We have audited Ruth’s Hospitality Group, Inc.’s internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ruth’s Hospitality Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ruth’s Hospitality Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ruth’s Hospitality Group, Inc. and subsidiaries as of December 30, 2012 and December 25, 2011, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 30, 2012, and our report dated March 13, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Orlando, Florida

March 13, 2013

Certified Public Accountants

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

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

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

The following table summarizes the number of stock options issued and shares of restricted stock granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 30, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under an Equity Compensation Plan (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2000 Stock Option Plan	25,091	$0.48	—
2005 Long-Term Equity Incentive Plan	2,475,145	$6.77	496,944

Total	2,500,236	$6.71	496,944

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

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

March 13, 2013

RUTH’S HOSPITALITY GROUP, INC.

By:	/S/ MICHAEL P. O’DONNELL
Michael P. O’Donnell Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Ruth’s Hospitality Group, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates

/S/ MICHAEL P. O’DONNELL Michael P. O’Donnell	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2013

/S/ ARNE G. HAAK Arne G. Haak	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2013

/S/ MARK W. OSTERBERG Mark W. Osterberg	Vice President of Accounting and Chief Accounting Officer (Principal Accounting Officer)	March 13, 2013

/S/ ROBIN P. SELATI Robin P. Selati	Lead Director	March 13, 2013

/S/ CARLA R. COOPER Carla R. Cooper	Director	March 13, 2013

/S/ BANNUS B. HUDSON Bannus B. Hudson	Director	March 13, 2013

/S/ ROBERT S. MERRITT Robert S. Merritt	Director	March 13, 2013

/S/ ALAN VITULI Alan Vituli	Director	March 13, 2013

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ruth’s Hospitality Group, Inc.:

We have audited the accompanying consolidated balance sheets of Ruth’s Hospitality Group, Inc. and subsidiaries as of December 30, 2012 and December 25, 2011, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ruth’s Hospitality Group, Inc. and subsidiaries as of December 30, 2012 and December 25, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ruth’s Hospitality Group, Inc.’s internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Orlando, Florida
March 13, 2013
Certified Public Accountants

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 30, 2012	December 25, 2011

Assets
Current assets:
Cash and cash equivalents	$7,909	$3,925
Accounts receivable, less allowance for doubtful accounts 2012 - $378; 2011 - $382	11,295	12,715
Inventory	7,921	7,358
Assets held for sale	1,153	0
Prepaid expenses and other	1,863	1,448
Deferred income taxes	1,855	1,623

Total current assets	31,996	27,069
Property and equipment, net of accumulated depreciation 2012 - $112,292; 2011 - $104,773	89,979	99,154
Goodwill	22,097	22,097
Franchise rights	32,200	32,200
Trademarks	10,676	10,676
Other intangibles, net of accumulated amortization 2012 - $2,456; 2011 - $2,037	6,031	6,470
Deferred income taxes	35,472	38,928
Other assets	2,906	3,626

Total assets	$231,357	$240,220

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,126	$8,014
Accrued payroll	16,023	12,914
Accrued expenses	7,097	9,127
Deferred revenue	31,214	30,082
Other current liabilities	7,189	6,182

Total current liabilities	74,649	66,319

Long-term debt	45,000	22,000
Deferred rent	24,358	23,037
Other liabilities	4,962	5,333

Total liabilities	148,969	116,689

Commitments and contingencies (Note 8)	0	0

Series A 10% Redeemable Convertible Preferred Stock, par value $0.01 per share; no shares issued and outstanding at December 30, 2012, 25,000 shares authorized, issued and outstanding, liquidation preference of $25,000 at December 25, 2011	0	23,891

Shareholders’ equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 34,434,858 shares issued and outstanding at December 30, 2012 34,150,389 shares issued and outstanding at December 25, 2011	344	341
Additional paid-in capital	167,403	200,524
Accumulated deficit	(85,359)	(101,225)
Treasury stock, at cost; 71,950 shares at December 30, 2012 and December 25, 2011	0	0

Total shareholders’ equity	82,388	99,640

Total liabilities, preferred stock, and shareholders’ equity	$231,357	$240,220

See accompanying notes to consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar amounts in thousands, except share and per share data)

	Fiscal Year Ended
	December 30, 2012	December 25, 2011	December 26, 2010
Revenues:
Restaurant sales	$380,968	$353,606	$337,721
Franchise income	13,836	12,464	11,532
Other operating income	3,785	3,503	3,722

Total revenues	398,589	369,573	352,975

Costs and expenses:
Food and beverage costs	121,030	109,577	100,475
Restaurant operating expenses	192,417	183,294	177,538
Marketing and advertising	11,220	11,806	11,469
General and administrative costs	28,299	22,803	22,800
Depreciation and amortization expenses	14,556	14,859	15,360
Pre-opening costs	540	192	387
Loss on impairment and asset disposals, net	4,955	3,478	826
Restructuring benefit	0	(502)	(1,683)
Gain on the settlement of unclaimed property liabilities	(683)	0	0

Total costs and expenses	372,334	345,507	327,172

Operating income	26,255	24,066	25,803

Other income (expense):
Interest expense	(2,365)	(2,892)	(4,244)
Debt issuance costs written-off	(807)	0	0
Other	6	(486)	20

Income from continuing operations before income tax expense	23,089	20,688	21,579
Income tax expense	6,659	1,597	4,769

Income from continuing operations	16,430	19,091	16,810
Discontinued operations:
Loss (income) from operations of discontinued restaurants, net of income tax benefit (expense): 2012-$40; 2011-($182); 2010-$455	51	(458)	853

Net income	16,379	19,549	15,957

Preferred stock dividends	514	2,493	2,178
Accretion of preferred stock redemption value	73	353	309

Excess of redemption value over carrying value of preferred shares redeemed	35,776	0	0

Net income (loss) applicable to preferred and common shareholders	$(19,984)	$16,703	$13,470

Basic earnings (loss) per common share:
Continuing operations	$(0.58)	$0.38	$0.36
Discontinued operations	0	0.01	(0.02)

Basic earnings (loss) per share	$(0.58)	$0.39	$0.34

Diluted earnings (loss) per common share:
Continuing operations	$(0.58)	$0.38	$0.36
Discontinued operations	0	0.01	(0.02)

Diluted earnings (loss) per share	$(0.58)	$0.39	$0.34

Shares used in computing net income (loss) per common share:
Basic	34,313,636	34,093,104	32,513,867
Diluted	34,313,636	43,252,101	40,239,854

See accompanying notes to consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands)

	Common Stock		Additional	Accumulated	Treasury Stock		Shareholders’
	Shares	Value	Paid-in Capital	Deficit	Shares	Value	Equity

Balance at December 27, 2009	23,607	$236	$173,590	$(132,061)	72	$0	$41,765

Net income	0	0	0	15,957	0	0	15,957

Preferred stock dividends	0	0	0	(2,178)	0	0	(2,178)

Accretion of preferred stock redemption value	0	0	(309)	0	0	0	(309)

Issuance of common stock from rights offering	10,147	101	25,267	0	0	0	25,368

Cost of common stock issuance	0	0	(2,049)	0	0	0	(2,049)

Shares issued under stock compensation plan including tax effects	227	2	132	0	0	0	134

Stock-based income tax adjustments to equity	0	0	(508)	0	0	0	(508)
Stock-based compensation	0	0	2,181	0	0	0	2,181

Balance at December 26, 2010	33,981	$339	$198,304	(118,282)	72	$0	$80,361

Net income	0	0	0	19,549	0	0	19,549

Preferred stock dividends	0	0	0	(2,493)	0	0	(2,493)

Accretion of preferred stock redemption value	0	0	(353)	0	0	0	(353)

Shares issued under stock compensation plan including tax effects	169	2	43	0	0	0	45

Stock-based compensation	0	0	2,531	0	0	0	2,531

Balance at December 25, 2011	34,150	$341	$200,524	(101,225)	72	$0	$99,640

Net income	0	0	0	16,379	0	0	16,379

Preferred stock dividends	0	0	0	(514)	0	0	(514)

Accretion of preferred stock redemption value	0	0	(73)	0	0	0	(73)

Excess of redemption value over carrying value of Preferred Shares redeemed	0	0	(35,776)	0	0	0	(35,776)

Shares issued under stock compensation plan including tax effects	284	3	406	0	0	0	409

Stock-based compensation	0	0	2,322	0	0	0	2,322

Balance at December 30, 2012	34,434	$344	$167,403	$(85,359)	72	$0	$82,388

See accompanying notes to consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Fiscal Year Ended
	December 30, 2012	December 25, 2011	December 26, 2010
Cash flows from operating activities:
Net income	$16,379	$19,549	$15,957

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,556	14,859	15,360
Deferred income taxes	3,224	(2,084)	832
Non-cash interest expense	476	728	774
Debt issuance costs written-off	807	0	0
Loss on impairment and asset disposals	4,955	3,478	826
Amortization of below market lease	129	226	198
Restructuring benefit	0	(502)	(1,683)
Gain on the settlement of unclaimed property liabilities	(683)	0	0
Stock-based compensation expense	2,322	2,531	2,181
Changes in operating assets and liabilities:
Accounts receivables	1,420	(738)	(1,898)
Inventories	(563)	163	(153)
Prepaid expenses and other	(415)	(134)	32
Other assets	48	163	156
Accounts payable and accrued expenses	7,931	1,002	5,334
Deferred revenue	1,132	1,844	403
Deferred rent	1,321	753	1,641
Other liabilities	285	(2,501)	294

Net cash provided by operating activities	53,324	39,337	40,254

Cash flows from investing activities:
Acquisition of property and equipment	(11,457)	(8,975)	(6,128)
Proceeds on disposal of property and equipment	161	0	0

Net cash used in investing activities	(11,296)	(8,975)	(6,128)

Cash flows from financing activities:
Principal repayments on long-term debt	(47,000)	(44,750)	(78,225)
Principal borrowings on long-term debt	70,000	15,750	3,725
Proceeds from issuance of common stock	0	0	25,368
Proceeds from the issuance of Series A 10% redeemable convertible preferred stock	0	0	25,000
Redemption of Series A 10% redeemable convertible preferred stock	(59,740)	0	0
Dividend payments	(1,103)	(2,500)	(1,582)
Equity offering costs	0	0	(3,820)
Deferred financing costs	(610)	0	(1,389)
Proceeds from exercise of stock options	409	45	134

Net cash used in financing activities	(38,044)	(31,455)	(30,789)

Net increase (decrease) in cash and cash equivalents	3,984	(1,093)	3,337

Cash and cash equivalents at beginning of period	3,925	5,018	1,681

Cash and cash equivalents at end of period	$7,909	$3,925	$5,018

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$1,983	$2,192	$4,398
Income taxes	$2,643	$3,003	$2,138

Noncash investing and financing activities:
Excess accrual-based acquisition of property and equipment	$(117)	$69	$434
Preferred stock dividends accrued	$0	$589	$596
Stock-based compensation APIC pool adjustments	$270	$0	$508

See accompanying notes to consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share data)

(1) The Company, Organization and Description of Business

Ruth’s Hospitality Group, Inc. and its subsidiaries (the Company) operate Ruth’s Chris Steak House, Mitchell’s Fish Market, and Cameron’s Steakhouse restaurants and sell franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular location designated in the franchise agreement. In February 2008, the Company completed the acquisition of all of the operating assets and intellectual property of Mitchell’s Fish Market, operating under the names Mitchell’s Fish Market and Columbus Fish Market, and Cameron’s Steakhouse from Cameron Mitchell Restaurants, LLC.

At December 30, 2012 and December 25, 2011, there were 159 and 153 restaurants operating, respectively. Of the 137 Ruth’s Chris Steak House restaurants operating at December 30, 2012, 64 were Company-owned, 72 were franchisee-owned and one restaurant was operating under a management agreement. A new Company-owned Ruth’s Chris Steak House opened in Cincinnati, OH in October 2012. Franchisee-owned restaurants include eighteen international restaurants in Aruba, Canada, Hong Kong, El Salvador, Japan, Mexico, Singapore, Taiwan, and the United Arab Emirates. Four new Ruth’s Chris Steak House franchise restaurants opened during fiscal year 2012, including a second franchise restaurant in Dubai and franchise restaurants located in Singapore, El Salvador and Niagara Falls, Ontario. A new Ruth’s Chris Steak House located at Harrah’s casino in Cherokee, NC opened in May 2012 under a management agreement between the Company and the Eastern Band of Cherokee Indians. The Company operates 19 Mitchell’s Fish Markets and three Cameron’s Steakhouse restaurants, located primarily in the mid-west and Florida.

The following table summarizes the changes in the number of Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse Company-operated and franchised restaurants during the fourteen and fifty-three weeks ended December 30, 2012.

	14 Weeks Ending December 30, 2012				53 Weeks Ending December 30, 2012

Ruth’s Chris Steak House	Company	Franchised	Managed	Total	Company	Franchised	Managed	Total
Beginning of period	63	71	1	135	63	68	0	131
New	1	1	0	2	1	4	1	6
Closed	0	0	0	0	0	0	0	0

End of period	64	72	1	137	64	72	1	137

% of total	47%	52%	1%	100%	47%	52%	1%	100%

Mitchell’s Fish Market	Company	Franchised	Managed	Total	Company	Franchised	Managed	Total
Beginning of period	19	0	0	19	19	0	0	19
New	0	0	0	0	0	0	0	0
Closed	0	0	0	0	0	0	0	0

End of period	19	0	0	19	19	0	0	19

% of total	100%	0%	0%	100%	100%	0%	0%	100%

Cameron’s Steakhouse	Company	Franchised	Managed	Total	Company	Franchised	Managed	Total
Beginning of period	3	0	0	3	3	0	0	3
New	0	0	0	0	0	0	0	0
Closed	0	0	0	0	0	0	0	0

End of period	3	0	0	3	3	0	0	3

	100%	0%	0%	100%	100%	0%	0%	100%
Consolidated

Total system	86	72	1	159	86	72	1	159

% of total	54%	45%	1%	100%	54%	45%	1%	100%

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The Company utilizes a 52- or 53-week reporting period ending on the last Sunday of December. The period ended December 30, 2012 (fiscal year 2012) had a 53-week reporting period. The periods ended December 30, 2011 (fiscal year 2011) and December 26, 2010 (fiscal year 2010) each had a 52-week reporting period. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b) Recent Accounting Pronouncements for Future Application

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, “Intangibles—Goodwill and Other,” FASB Accounting Standards Codification (ASC) Topic 350 (Topic 350), “Testing Goodwill for Impairment,” which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment test. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would not be necessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment.

In July 2012, the FASB issued ASU 2012-02, Topic 350, “Testing Indefinite-Lived Intangible Assets for Impairment,” which permits an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is impaired. If it is determined through the qualitative assessment that it is more likely than not that an indefinite-lived intangible asset is impaired, a quantitative assessment must be performed. Otherwise, a quantitative assessment is not required. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption is permitted. This new guidance is not expected to have a significant impact on our consolidated financial statements.

(c) Contingencies

The Company recognizes liabilities for contingencies when there is an exposure that indicates it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of impairment or loss can be reasonably estimated.

(d) Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(e) Accounts Receivable

Accounts receivable consists primarily of bank credit cards receivable, landlord contributions, franchise royalty payments receivable, banquet billings receivable, and other miscellaneous receivables.

(f) Allowance for Doubtful Accounts

The Company performs a specific review of account balances and applies historical collection experience to the various aging categories of receivable balances in establishing an allowance.

(g) Inventories

Inventories consist of food, beverages, and supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(h) Property and Equipment, net

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

(i) Goodwill, Franchise Rights and Trademarks

Goodwill and trademarks acquired in a purchase business combination that are determined to have an indefinite useful life are not amortized, but tested for impairment at least annually in accordance with the provisions of Topic 350. Goodwill and trademarks are tested annually for impairment on a reporting unit basis and more frequently if events and circumstances indicate that the asset might be impaired. For purposes of testing goodwill impairment, a reporting unit is defined as a restaurant location. For purposes of testing trademark impairment, a reporting unit is defined as a group of acquired restaurants sharing a common trade name. An impairment loss is recognized to the extent that the financial statement carrying amount exceeds the asset’s fair value.

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

(k) Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining bank and other long-term financing. The Company paid financing costs of $610, $0 and $1,389 in fiscal years 2012, 2011 and 2010, respectively, and amortizes these costs using a method that approximates the effective interest method over the term of the related financing. Amortization of deferred financing costs was $476, $768 and $774 in fiscal years 2012, 2011 and 2010, respectively, and is included in interest expense on the consolidated statements of income. As a result of the February 2012 amendment to the senior credit facility, $807 thousand of previously deferred financing costs were written off because the participants of the lending group changed.

(l) Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. Restaurant sales are presented net of sales taxes and discounts. Deferred revenue primarily represents the Company’s liability for gift cards that have been sold but not yet redeemed, and is recorded at the expected redemption value. When the gift cards are redeemed, the Company recognizes restaurant sales and reduces the deferred revenue liability. Company issued gift cards redeemed at franchise-owned restaurants reduce the deferred revenue liability but do not result in Company restaurant sales. The expected redemption value of gift cards represents the full value of all gift cards issued less the amount the Company has recognized as other operating income for gift cards that are not expected to be redeemed. The Company recognizes as other operating income the remaining value of gift cards that have not been redeemed 18 months following the last date of card activity.

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

The Company executes separate, site specific, franchise agreements for each restaurant developed by a franchisee under an area development agreement. The Company charges an initial fee at the time the franchise agreement is executed. This fee is related to construction assistance and consulting regarding operating procedures and purchasing. These services are performed prior to the restaurant opening. The Company recognizes the initial franchise fee when the related restaurant opens.

A new Ruth’s Chris Steak House located at Harrah’s casino in Cherokee, NC opened in May 2012 under a management agreement between the Company and the Eastern Band of Cherokee Indians. The management fee and the Company’s share of the income from the Cherokee, NC restaurant are included in other operating income in the accompanying consolidated statements of income.

(m) Foreign Revenues

The Company currently has 18 international franchise restaurants in Aruba, Canada, Hong Kong, El Salvador, Japan, Mexico, Singapore, Taiwan, and the United Arab Emirates. In accordance with its franchise agreements relating to these international restaurants, the Company receives royalty revenue from these franchisees in U.S. dollars. Franchise fee revenues from international restaurants were $2.7 million, $2.4 million and $2.2 million in fiscal years 2012, 2011 and 2010, respectively.

(n) Rent

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

(o) Marketing and Advertising

Marketing and advertising expenses in the accompanying consolidated statements of income include advertising expenses of $7.2 million, $8.3 million and $8.1 million in fiscal years 2012, 2011 and 2010, respectively. Advertising costs are expensed as incurred.

(p) Insurance Liability

The Company maintains various policies for workers’ compensation, employee health, general liability and property damage. Pursuant to those policies, the Company is responsible for losses up to certain limits. The Company records liabilities for the estimated exposure for aggregate losses below those limits. The recorded liabilities are based on estimates of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. The estimated liabilities are not discounted and are based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. We use independent actuaries to develop estimates of the workers’ compensation, general and employee health care liabilities.

(q) Derivative Instruments

The Company utilized derivative instruments during fiscal year 2010 to economically hedge interest rate risk. The Company did not apply hedge accounting as defined by “Derivatives and Hedging,” FASB ASC Topic 815 and any changes in fair value of the derivative instruments were marked to market through earnings in the period of change. Cash flows related to derivatives are included in operating activities. At December 25, 2011 and December 30, 2012, there are no open derivative instruments.

(r) Stock-Based Compensation

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

(s) Pre-Opening Costs

Pre-opening costs incurred with the opening of new restaurants are expensed as incurred. These costs include rent expense, wages, benefits, travel and lodging for the training and opening management teams, and food, beverage and other restaurant operating expenses incurred prior to a restaurant opening for business.

(t) Income Taxes

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

(u) Earnings Per Share

Basic earnings per common share is computed under the two-class method in accordance with “Earnings Per Share,” FASB ASC Topic 260. Under the two-class method, a portion of net income is allocated to participating securities, such as the Company’s Preferred Stock, and therefore is excluded from the calculation of basic earnings per share allocated to common shares. Diluted earnings per common share is computed by dividing the net income applicable to preferred and common shareholders for the period by the weighted average number of common and potential common shares outstanding during the period. Net income, in both the basic and diluted earnings per common share calculations, is reduced by the Company’s Preferred Stock dividends and accretion of the Company’s Preferred Stock to its redemption value to arrive at net income applicable to common and preferred shareholders.

(v) Segment Reporting

As of December 30, 2012, we operated the Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse restaurant concepts in North America as operating segments. The concepts operate within the full-service dining industry, providing similar products to similar customers. The concepts also possess similar economic characteristics, resulting in similar long-term expected financial performance characteristics. Revenues from external customers are derived principally from food and beverage sales. We do not rely on any major customers as a source of revenue. We believe we meet the criteria for aggregating our operating segments into a single reporting segment.

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

•

Borrowings under the senior credit facility as of December 25, 2011 and December 30, 2012 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

The Company’s non-financial assets measured at fair value on a non-recurring basis were as follows:

	Fair Value as of December 30, 2012	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment
Long-lived assets held and used	$0	$0	$0	$4,694
Long-lived assets held for sale	$1,153	$1,153	$0	$395

	Fair Value as of December 25, 2011	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment
Trademarks	$9,158	$9,158	$(3,042)

Losses on these assets are recorded as loss on impairment in the accompanying consolidated statements of income. See notes 4 and 5 for a description of the valuation techniques used to measure fair value of intangibles and long-lived assets, as well as information used to develop the inputs to the fair value measurements. Total losses on impairment include losses recognized from all non-recurring fair value measurements during each of the fiscal years.

(4) Goodwill, Franchise Rights and Trademarks

During the fourth quarter of fiscal year 2012, the Company completed an analysis to determine if goodwill and certain intangible assets were impaired as of the balance sheet date. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are inherently uncertain.

Franchise Rights

Owned franchise rights that have been determined to have indefinite lives must be reviewed for potential impairment annually and when triggering events are detected. No impairment charges related to franchise rights were recognized in fiscal years 2012, 2011 or 2010.

To determine the fair value of acquired franchise rights, the Company used a multi-period excess earnings approach. This approach involves projecting after-royalty future earnings, discounting those earnings using an appropriate market discount rate and subtracting a contributory charge for net working capital, property and equipment, assembled workforce and customer relationships to arrive at excess earnings attributable to these franchise rights. The Company calculated the present value of cash flows generated from future excess earnings and determined that the fair values exceeded the financial statement carrying value as of December 30, 2012.

Trademarks

In accordance with Topic 350, owned trademarks that have been determined to have indefinite lives must be reviewed for potential impairment annually and when triggering events are detected. To determine the fair value of the Mitchell’s trademarks, including Mitchell’s Fish Market, Columbus Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse, the Company used a relief-from-royalty valuation approach. This approach assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future revenue growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company estimated the fair values of its various trademarks as of December 30, 2012 and determined that the estimated fair values exceeded the financial statement carrying values.

No impairment charges related to trademarks were recognized in fiscal years 2012 or 2010. During the fourth quarter of fiscal year 2011, in connection with our annual impairment test, the Company recorded a non-cash loss on impairment of $3.0 million to reduce the financial statement carrying value of the Mitchell’s Fish Market trademark to $9.2 million, which represents its estimated fair value as of December 25, 2011. The estimated fair value declined primarily due to a change in the Company’s assumptions related to the projected sales growth of Mitchell’s Fish Market. The growth assumptions were revised in the fourth quarter of fiscal year 2011 consistent with Company’s annual strategic plan.

Goodwill

No impairment charges related to goodwill were recognized in fiscal years 2012, 2011, or 2010.

In performing the fiscal year 2012 evaluation of goodwill impairment under Topic 350-20 Step 1, the Company compared the carrying value of the reporting unit, which is considered to be the individual restaurant, to its fair value. Consistent with the valuation of restaurant operations, the Company utilized a multiple of EBITDA to approximate the fair value of the reporting unit for purposes of completing Step 1 of the evaluation. The Company considered EBITDA multiples of publicly held companies, including its own, as well as recent industry acquisitions. For reporting units whose estimated fair value exceeded its carrying value, no impairment is recorded. As of December 30, 2012, the estimated fair values of all reporting units exceeded their respective carrying values.

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

The financial statement carrying values of the Company’s franchise rights, trademarks, and goodwill were as follows:

	Franchise Rights	Trademarks
Balance as of December 26, 2010	$32,200	$13,718

Loss on impairment	0	(3,042)

Balance as of December 25, 2011	32,200	10,676

Balance as of December 30, 2012	$32,200	$10,676

	Gross Goodwill	Accumulated Impairment Losses	Net Carrying Value of Goodwill
Balance as of December 26, 2010	$55,469	$(33,372)	$22,097

Balance as of December 25, 2011	55,469	(33,372)	22,097

Balance as of December 30, 2012	$55,469	$(33,372)	$22,097

Any losses are included in “loss on impairment” in the accompanying consolidated statements of income.

(5) Property and Equipment, net

Property and equipment consists of the following:

	December 30, 2012	December 25, 2011

Land	$522	$1,471
Building and building improvements	23,681	25,237
Equipment	31,560	30,771
Computer equipment	9,729	9,344
Furniture and fixtures	18,367	17,372
Automobiles	27	27
Leasehold improvements	116,679	116,082
Construction-in-progress	1,706	3,623

	202,271	203,927
Less accumulated depreciation	(112,292)	(104,773)

	$89,979	$99,154

During fiscal year 2012, the Company recognized an impairment loss on two restaurants aggregating $4.7 million. These impairments were recorded due to declines in the estimated fair value of the assets (which consist primarily of leasehold improvements). The declines in estimated fair value were primarily attributable to management’s assessment that the expected remaining lease terms would be shortened. Management reviewed the lease terms and cash flows of these restaurants and determined that it was not likely that the lease terms would be extended under the existing lease agreements. Additionally, a $395 thousand impairment loss was recognized during fiscal year 2012 on an owned property which was sold to a third party in February 2013; the property will be leased back until the restaurant operation is relocated to a nearby leased property. The financial statement carrying value of the owned property is classified as an asset held for sale as of December 30, 2012. During the fiscal year 2010, the Company recorded a loss on impairment of long-lived assets held for use in the amount of $0.8 million related to two Company-owned Ruth’s Chris Steak House restaurants.

(6) Long-term Debt

Long-term debt consists of the following:

	December 30, 2012	December 25, 2011

Senior Credit Facility:
Revolving credit facility	$45,000	$22,000
Less current maturities	0	0

	$45,000	$22,000

As of December 30, 2012, the Company had an aggregate of $45 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 3.33% with approximately $50.9 million of borrowings available, net of outstanding letters of credit of approximately $4.1 million. The 3.33% weighted average interest rate includes a 2.75% interest rate on outstanding indebtedness, plus fees on the Company’s unused borrowing capacity and outstanding letters of credit. As of December 30, 2012, the Company was in compliance with all the covenants under its credit facility.

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

The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on the Company’s ability to enter into joint ventures, acquisitions, and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Amended and Restated Credit Agreement requires the Company to maintain a fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio of 2.50:1.00. Junior stock payments, which include both cash dividend payments and repurchases of common or preferred stock, are limited to $100 million through the end of the agreement. As of December 30, 2012, approximately $60.8 million of the junior stock payments limit had been used due to the repurchase of preferred stock from BRS. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default.

(7) Leases

At December 30, 2012, all of the Company’s Ruth’s Chris Steak House owned restaurants operated in leased premises, with the exception of the restaurants in Houston, Columbus and Ft. Lauderdale, which were owned properties and the restaurants in Anaheim, Lake Mary, Princeton and South Barrington which operate on leased land. The Company’s Mitchell’s Fish Market and Mitchell’s Steakhouse restaurants all operate in leased premises. The leases generally provide for minimum annual rental payments and are subject to escalations based, in some cases, upon increases in the Consumer Price Index, real estate taxes, and other costs. In addition, certain leases contain contingent rental provisions based upon the sales at the underlying restaurants. Certain leases also provide for rent deferral during the initial term of such lease and/or scheduled minimum rent increases during the terms of the leases. For financial reporting purposes, rent expense is recorded on a straight-line basis over the life of the lease. Accordingly, included in liabilities in the accompanying consolidated balance sheets at December 30, 2012 and December 25, 2011 are accruals related to such rent deferrals and the pro rata portion of scheduled rent increases of approximately $24.4 million and $23.0 million, respectively, net of the current portion included in other current liabilities $1.7 million and $1.4 million, respectively.

The Company also leases certain restaurant related equipment under non-cancellable operating lease agreements with third parties, which are included with leased premises in future minimum annual rental commitments.

Future minimum annual rental commitments under operating leases as of December 30, 2012 are as follows:

2013	$24,532
2014	24,221
2015	23,367
2016	23,192
2017	21,923
Thereafter	170,798

$288,033

Rental expense consists of the following and is included in restaurant operating expenses in the accompanying consolidated statements of income:

	Fiscal Year
	2012	2011	2010
Minimum rentals	$23,336	$23,581	$23,467
Contingent rentals	2,513	1,965	1,710

	$25,849	$25,546	$25,177

(8) Commitments and Contingencies

The Company is subject to various claims, possible legal actions, and other matters arising in the normal course of business. Management does not expect disposition of these other matters to have a material adverse effect on the financial position, results of operations or liquidity of the Company. The Company expenses legal fees as incurred.

The legislation and regulations related to tax and unclaimed property matters are complex and subject to varying interpretations by both government authorities and taxpayers. The Company remits a variety of taxes and fees to various governmental authorities, including excise taxes, property taxes, sales and use taxes, and payroll taxes. The taxes and fees remitted by the Company are subject to review and audit by the applicable governmental authorities which could assert claims for additional assessments. Although management believes that the tax positions are reasonable and consequently there are no accrued liabilities for claims which may be asserted, various taxing authorities may challenge certain of the positions taken by the Company which may result in additional liability for taxes and interest. These tax positions are reviewed periodically based on the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the identification of new tax contingencies, or the rendering of relevant court decisions. An unfavorable resolution of assessments by a governmental authority could negatively impact our results of operations and cash flows in future periods.

The Company is subject to unclaimed or abandoned property (escheat) laws which require the Company to turn over to certain state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. The Company is subject to audit by individual U.S. states with regard to its escheatment practices. During fiscal year 2012 the Company agreed to pay $2.5 million to settle certain liabilities pertaining to unclaimed property returns which had not been filed timely, which was paid in fiscal year 2013. A $0.7 million gain was recognized during the fourth quarter of fiscal year 2012 pertaining to this settlement. During fiscal year 2013 management expects to enter into settlement discussions with other states in an effort to settle liabilities pertaining to unclaimed property returns which have not been filed timely. Although management believes that the accrued liability as of December 30, 2012 for unfiled unclaimed property returns is reasonable, such other states may assert claims for amounts substantially in excess of the amount accrued.

The Company currently buys a majority of its beef from one supplier. Although there are a limited number of beef suppliers, management believes that other suppliers could provide similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely.

(9) Redeemable Convertible Preferred Stock

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

(10) Shareholders’ Equity

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

(11) Employee Benefit Plan

In 2000, the Company established a 401(k) and Profit Sharing Plan. The Company may make matching contributions in an amount determined by the board of directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. The Company matches the employees’ contributions at year end. Employees vest in the Company’s contributions based upon their years of service. The Company’s expenses relating to matching contributions were approximately $298, $280 and $250 for fiscal years 2012, 2011 and 2010, respectively.

(12) Incentive and Stock Option Plans

As of December 30, 2012, the Company had the following share-based compensation plans:

2000 Stock Option Plan

The Company established a stock option plan (the 2000 Stock Option Plan) which allowed the Company’s Board of Directors to grant stock options to directors, officers, key employees, and other key individuals performing services for the Company. The 2000 Stock Option Plan authorized grants of options to purchase up to 1,765,981 shares of authorized but unissued shares of common stock. The Plan provided for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to ten years from date of grant. Under the Company’s 2000 Stock Option Plan, there are 25,091 shares of common stock issuable upon exercise of currently outstanding options at December 30, 2012. There are no shares available for future grants under the 2000 Stock Option Plan.

2005 Long-Term Equity Incentive Plan

In connection with the initial public offering, the Company adopted the Ruth’s Chris Steak House, Inc. 2005 Long-Term Equity Incentive Plan (the 2005 Equity Incentive Plan), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2005 Equity Incentive Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable, and restricted stock vests, at various periods ranging from one to five years from date of grant. Effective May 22, 2008, the 2005 Equity Incentive Plan was amended, with stockholder approval, to increase the number of shares authorized for issuance under the plan by 1,500,000 shares. The Amended and Restated 2005 Equity Incentive Plan was adopted on October 26, 2012. Under the 2005 Equity Incentive Plan, as amended and restated, there are 2,475,145 shares of common stock issuable upon exercise of currently outstanding options and restricted stock awards at December 30, 2012, and 496,944 shares available for future grants.

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

During the fiscal year 2012, the Company issued 230,585 shares of restricted stock to certain employees and executive officers from available shares under its 2005 Equity Incentive Plan, as amended. The shares were issued with a grant date fair market value equal to the closing price of the stock on the date of the grants. One-third of the restricted stock grant vests on each of the three anniversary dates following the grant date.

The Company recorded $2.3, $2.5 and $2.2 million in total stock option and restricted stock compensation expense during fiscal years 2012, 2011 and 2010, respectively that was classified primarily as general and administrative costs. The Company recognized $0.9, $0.8 and $0.2 million in income tax benefit related to stock-based compensation plans during fiscal years 2012, 2011 and 2010, respectively. As of December 30, 2012, the Company had a $4.2 million hypothetical Additional Paid In Capital (APIC) Pool balance. The hypothetical APIC Pool balance represents the tax benefit of the cumulative excess of corporate income tax deductions over financial accounting compensation expense recognized for equity based compensation awards which have fully vested. The hypothetical APIC Pool will increase or decrease each year, dependent upon both the vesting of restricted stock awards and the stock options exercised and/or cancelled. Shortfalls generated by the excess of compensation expense for financial accounting purposes over the corresponding corporate income tax deduction will be charged to the hypothetical APIC Pool balance rather than income tax expense. Once the hypothetical APIC pool is fully depleted, the tax effect of any excess of financial accounting expense over the corresponding corporate income tax deduction beyond that point will be treated as income tax expense in the consolidated statement of income.

A summary of the status of non-vested restricted stock as of December 30, 2012 and changes during fiscal 2012 is presented below.

	2012
	Shares	Weighted-Average Grant-Date Fair Value Per Share

Non-vested shares at beginning of year	1,085,332	$4.87
Granted	230,585	6.09
Vested	(122,668)	5.86
Forfeited	(130,000)	4.90

Non-vested shares at end of year	1,063,249	$5.02

As of December 30, 2012, there was $2.3 million of total unrecognized compensation cost related to 1,063,249 shares of non-vested restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 1.84 years. The total fair value of restricted stock vested in fiscal years 2012, 2011 and 2010 was $0.7, $0.8 and $0.5 million, respectively.

The following table summarizes stock option activity for fiscal year 2012 under all plans:

	2012
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)

Outstanding at beginning of year	1,717,571	$7.39

Granted	0	0

Exercised	(165,368)	1.57

Forfeited	(115,216)	8.64

Outstanding at end of year	1,436,987	$7.96	5.13	$2,735

Options exercisable at year end	1,197,118	$8.60	5.01	$2,115

As of December 30, 2012, there was $0.3 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately 0.73 years. The total intrinsic value of options exercised in fiscal 2012, 2011 and 2010 was $0.9, $0.1 and $0.2 million, respectively.

During fiscal years 2012, 2011 and 2010, the Company received $259, $43 and $60, respectively, in cash related to the exercise of options. The exercise of shares were fulfilled from shares reserved for issue under the stock option plans and resulted in an increase in issued shares outstanding.

The weighted-average grant-date per share fair value in dollars of options granted in fiscal year 2010 was $3.04. No options were granted in fiscal 2011 or 2012. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions noted in the following table. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award. The assumptions listed below represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. In addition, the Company is required to estimate the expected forfeiture rate and only recognizes expense for those shares expected to vest. If the actual forfeiture rate is materially different from the Company’s estimate, the share-based compensation expense could be materially different.

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

The following weighted-average assumptions were used for stock option grants in each year:

	2012	2011	2010
Expected life	NA	NA	5.3 yrs
Risk-free interest rate	NA	NA	2.82%

Volatility	NA	NA	62.17%
Expected dividend yield	NA	NA	0.0%

(13) Franchise Income

The Company currently has 72 Ruth’s Chris Steak House franchise restaurants, including 18 international restaurants. During fiscal year 2010, the Company opened one franchise restaurant in Salt Lake City, UT. During fiscal year 2011, the Company opened two franchise restaurants in Grand Rapids, MI and Asheville, NC, and closed one restaurant in Las Vegas, NV. During fiscal year 2012, the Company opened four franchise restaurants in Dubai, Singapore, San Salvador and Niagara Falls, Ontario. No franchise restaurants were sold or purchased during fiscal years 2012, 2011 or 2010. Franchise income includes opening and development fees and income generated from existing franchise restaurants. The Company classifies franchise income separately in the consolidated statements of income.

	14/13 Weeks Ending		53/52 Weeks Ending
	December 30, 2012	December 25, 2011	December 30, 2012	December 25, 2011

Franchise activity during the period:
Opened	1	1	4	2
Closed	0	1	0	1

Franchise income:
Income from existing franchise locations	$3,731	$3,498	$13,436	$12,214
Opening and development fee income	150	100	400	250

Total franchise income:	$3,881	$3,598	$13,836	$12,464

(14) Income Taxes

Total income tax expense for fiscal years 2012, 2011, and 2010 was:

	2012	2011	2010

Income from continuing operations	$6,659	$1,597	$4,769
Loss from discontinued operations	(40)	182	(455)

Total consolidated income tax expense	$6,619	$1,778	$4,314

Income tax expense from continuing operations consists of the following:

	Current	Deferred	Total
Year ended December 30, 2012
U.S. Federal	$2,303	$2,733	$5,036
State	951	365	1,316
Foreign	307	0	307

	$3,561	$3,098	$6,659

Year ended December 25, 2011
U.S. Federal	$2,217	$(2,015)	$201
State	1,279	(126)	1,153
Foreign	242	0	242

	$3,738	$(2,141)	$1,597

Year ended December 26, 2010
U.S. Federal	$2,200	$620	$2,820
State	1,645	86	1,731
Foreign	218	0	218

	$4,063	$706	$4,769

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	2012	2011	2010

Income tax expense at statutory rates	$8,081	$7,241	$7,422
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	1,409	1,201	1,279
Stock compensation expense	12	150	225
Employment tax credits	(3,184)	(2,924)	(2,878)
Increase (decrease) to valuation allowance	253	(4,077)	(420)
Cumulative impact of adjustment to deferred items	(171)	0	(833)
Other	259	7	(26)

	$6,659	$1,597	$4,769

The decrease in the valuation allowance recorded in the second quarter of fiscal year 2011 pertains to certain state deferred tax assets, primarily state net operating loss carryforwards. Previously, the Company had recorded a valuation allowance equal to these state deferred tax assets because the Company did not expect to realize the benefit of these state tax loss carryforwards. The Company completed a revision of its corporate structure during fiscal year 2011 which makes it probable that a majority of these state tax loss carryforwards will be used in the future. Therefore the valuation allowance was reduced to $1.2 million. Income tax expense for fiscal year 2010 includes a $0.7 million income tax benefit for the correction of an immaterial error related to certain prior year tax credits.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

	2012	2011	2010
Deferred tax assets:
Accounts payable and accrued expenses	$4,386	$3,600	$3,601
Deferred rent	4,439	4,256	5,160
Net state operating loss carryforwards	3,744	3,989	4,123
Tax credit carryforwards	5,234	5,553	6,558
Property and equipment	21,953	22,272	20,663
Intangible assets	0	1,918	4,026
Other	179	336	321

Total gross deferred tax assets	39,935	41,924	44,452
Less valuation allowance	(1,203)	(1,203)	(5,793)

Net deferred tax assets	38,732	40,721	38,659
Deferred tax liabilities:
Intangible assets	(1,405)	0	0
Other	0	(170)	(192)

Total gross deferred tax liabilities	(1,405)	(170)	(192)

Net deferred tax assets	$37,327	$40,551	$38,467

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

As of December 30, 2012, the Company has state net operating loss carry-forwards and tax credit carry-forwards of $103 million and $5.2 million, respectively, which are available to offset federal and state taxable income with the last of such benefit expiring in 2032.

As of December 30, 2012, the Company’s gross unrecognized tax benefits totaled approximately $1,287, of which $854, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the unrecognized tax benefits within the next 12 months. Our continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

Unrecognized tax benefits balance at December 25, 2011	$999
Gross increases for tax positions of prior years	332
Settlements	(44)

Unrecognized tax benefits balance at December 30, 2012	$1,287

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state and local income tax examinations for years before 2008.

(15) Earnings Per Share

Basic earnings per common share is computed under the two-class method in accordance with Topic 260. Under the two-class method, a portion of net income is allocated to participating securities, such as the Company’s Preferred Stock, and therefore is excluded from the calculation of basic earnings per share allocated to common shares. Diluted earnings per common share is computed by dividing the net income applicable to preferred and common shareholders for the period by the weighted average number of common and potential common shares outstanding during the period. Net income, in both the basic and diluted earnings per common share calculations, is reduced by the Company’s Preferred Stock dividends and accretion of the Company’s Preferred Stock to its redemption value.

The following table sets forth the computation of basic earnings per common share (dollar amounts in thousands, except share and per share data):

	2012	2011	2010

Income from continuing operations	$16,430	$19,091	$16,810
Loss (income) on discontinued operations, net of income tax benefit (expense)	51	(458)	853

Net income	16,379	19,549	15,957
Preferred stock dividends	514	2,493	2,178
Accretion of preferred stock redemption value	73	353	309
Excess of redemption value over carrying value of preferred shares redeemed	35,776	0	0

Undistributed net income (loss)	(19,984)	16,703	13,470
Undistributed net income allocated to preferred shareholders	0	3,371	2,527

Net income (loss) applicable to preferred and common shareholders	$(19,984)	$13,332	$10,943

Shares:
Weighted average number of common shares outstanding - basic	34,313,636	34,093,104	32,513,867

Basic earnings per common share:
Continuing operations	$(0.58)	$0.38	$0.36
Discontinued operations	0	0.01	(0.02)

Basic earnings per common share	$(0.58)	$0.39	$0.34

Diluted earnings (loss) per share for fiscal years 2012, 2011 and 2010 excludes 824,850 stock options and restricted shares at a weighted-average price of $11.37, 1,024,829 stock options and restricted shares at a weighted-average price of $9.56, and 2,252,292 stock options and restricted shares at a weighted-average price of $6.11, respectively, which were outstanding during the periods but were anti-dilutive. Diluted earnings per share for fiscal year 2012 also excludes the 8,620,690 shares of common stock issuable upon the conversion of 25,000 shares of Preferred Stock, which were outstanding until their repurchase and retirement on March 8, 2012, but were anti-dilutive.

The following table sets forth the computation of diluted earnings per share (dollar amounts in thousands, except share and per share data):

	2012	2011	2010

Income from continuing operations	$16,430	$19,091	$16,810
Loss (income) on discontinued operations, net of income tax benefit (expense)	51	(458)	853

Net income	16,379	19,549	15,957
Preferred stock dividends	514	2,493	2,178
Accretion of preferred stock redemption value	73	353	309
Excess of redemption value over carrying value of preferred stock redeemed	35,776	0	0

Net income (loss) applicable to preferred and common shareholders	$(19,984)	$16,703	$13,470

Shares:
Weighted average number of common shares outstanding - basic	34,313,636	34,093,104	32,513,867
Dilutive shares	0	538,307	218,408
Dilutive convertible preferred stock	0	8,620,690	7,507,579

Weighted-average number of common shares outstanding - diluted	34,313,636	43,252,101	40,239,854

Diluted earnings per common share:
Continuing operations	$(0.58)	$0.38	$0.36
Discontinued operations	0	0.01	(0.02)

Diluted earnings per common share	$(0.58)	$0.39	$0.34

(16) Discontinued Operations

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

Discontinued operations consist of the following:

	2012	2011	2010
Revenues	$0	$3,005	$4,649
Income (loss) before income tax	$(91)	$640	$(1,308)
Income (loss) from operations of discontinued restaurants, net of income tax expense (benefit)	$(51)	$458	$(853)

During the third quarter of fiscal year 2007, the Company was notified that the replacement tenant in the Manhattan-UN, New York restaurant was placed in default by the landlord and as a result, the Company resumed lease payments with respect to this property during the third quarter of fiscal year 2008. Payments will equal $0.6 million in the aggregate per fiscal year through September 2016. The Company entered into a sublease agreement in April 2011, in order to recover some of the amounts due under the remaining lease term. As of December 30, 2012, the Company had recorded a contingent lease liability of $0.8 million related to this property which is net of $1.5 million for the present value of anticipated sublease income. In February 2013, the Company was notified that the subtenant intended to surrender the leased space. Based in part on anticipated discussions with the subtenant, during the first quarter of fiscal year 2013 the Company will evaluate the recoverability of the recorded present value of anticipated sublease income. The Company accounted for the exit costs in accordance with the provisions of “Exit or Disposal Cost Obligations,” FASB ASC Topic 420 (Topic 420), which requires that such costs be expensed in the periods when such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying consolidated statements of income.

In June 2011, the Company closed the Ruth’s Chris Steak House located in Santa Barbara, California. As the closing of this restaurant coincided with the termination of the lease agreement, the Company did not incur significant expenses related to this restaurant. The results of operations with respect to this restaurant are included in discontinued operations in the accompanying consolidated statements of income.

In October 2011, the Company closed the Mitchell’s Fish Market located in Glenview, Illinois. As the closing of this restaurant coincided with the termination of the lease agreement, the Company did not incur significant expenses related to this restaurant. The results of operations with respect to this restaurant are included in discontinued operations in the accompanying consolidated statements of income.

(17) Restructuring Liabilities

The Company has accrued lease exit costs related to locations for which a lease was signed and the Company subsequently decided not to open a restaurant. The Company recorded a $1.2 million reduction in accrued restructuring costs for two leases in Scottsdale, Arizona during the fiscal year 2011. The reduction in the liability was due to a $0.5 million change in the estimated lease exit costs, and payments of $0.7 million from a state court judgment and related legal costs. The accrued restructuring liability was based on management’s estimate of the fair value of the lease exit costs, and is included in other current liabilities on the accompanying consolidated balance sheets.

The details of the restructuring liabilities are as follows:

	One-time termination benefits	Lease obligations	Total restructuring

Accrued restructuring as of December 26, 2010	$—	$1,202	$1,202
Payments	—	(700)	(700)
Adjustments	—	(502)	(502)

Accrued restructuring as of December 25, 2011	$—	$—	$—

(18) Supplemental Consolidated Financial Statement Information

(a) Accounts Receivable, net

Accounts receivable, net consists of the following:

	December 30, 2012	December 25, 2011

Bank credit card receivables	$6,887	$9,276
Landlord contributions	448	333
Franchise fees	1,812	1,772
Trade	868	844
Refundable income tax	436	0
Other	1,222	872
Allowance for doubtful accounts	(378)	(382)

	$11,295	$12,715

(b) Other Assets

Other assets consist of the following:

	December 30,	December 25,
	2012	2011
Deposits	$1,125	$1,171
Deferred financing costs, net	1,742	2,415
Other	39	40

	$2,906	$3,626

(19) Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (amounts in thousands, except per share information):

	Quarter Ended
	March 25,	June 24,	September 23,	December 30,
	2012	2012	2012	2012	Total

Total revenues	$101,002	$97,713	$84,795	$115,079	$398,589
Cost and expenses	(90,999)	(88,843)	(82,978)	(109,514)	(372,334)

Operating income	10,003	8,870	1,817	5,565	26,255

Interest expense, net	(481)	(599)	(680)	(605)	(2,365)
Debt issuance costs written-off	(807)	0	0	0	(807)
Other	(12)	(38)	(43)	99	6

Income from continuing operations before income tax expense	8,703	8,233	1,094	5,059	23,089
Income tax expense	2,591	2,392	285	1,391	6,65 9

Income from continuing operations	6,112	5,841	809	3,668	16,430

Discontinued operations, net of income tax	17	9	7	18	51

Net income	6,095	5,832	802	3,650	16,379
Preferred stock dividends	514	0	0	0	514
Accretion of preferred stock redemption value	73	0	0	0	73

Excess of redemption value over carrying value of preferred shares redeemed	35,776	0	0	0	35,776

Net income (loss) applicable to preferred and common shareholders	$(30,268)	$5,832	$802	$3,650	$(19,984)

Basic earnings (loss) per share:
Continuing operations	$(0.89)	$0.17	$0.02	$0.11	$(0.58)
Discontinued operations	0	0	0	0	0

Basic earnings (loss) per share	$(0.89)	$0.17	$0.02	$0.11	$(0.58)

Diluted earnings (loss) per share:
Continuing operations	$(0.89)	$0.17	$0.02	$0.10	$(0.58)
Discontinued operations	0	0	0	0	0

Diluted earnings (loss) per share	$(0.89)	$0.17	$0.02	$0.10	$(0.58)

	Quarter Ended
	March 27,	June 26,	September 25,	December 25,
	2011	2011	2011	2011	Total

Total revenues	$97,720	$92,026	$80,186	$99,641	$369,573
Cost and expenses	(87,239)	(83,746)	(78,526)	(95,996)	(345,507)

Operating income	10,481	8,280	1,660	3,645	24,066

Interest expense, net	(831)	(739)	(719)	(605)	(2,892)
Other	(201)	(219)	(58)	(7)	(486)

Income from continuing operations before income tax expense (benefit)	9,449	7,322	883	3,033	20,688
Income tax expense (benefit)	2,845	(1,814)	114	451	1,597

Income from continuing operations	6,604	9,136	769	2,582	19,091

Discontinued operations, net of income tax	(327)	(70)	(28)	(33)	(458)

Net income	6,931	9,206	797	2,615	19,549
Preferred stock dividends	623	623	623	623	2,493
Accretion of preferred stock redemption value	88	88	89	88	353

Net income applicable to preferred and common shareholders	$6,220	$8,495	$85	$1,904	$16,703

Basic earnings per share:
Continuing operations	$0.14	$0.20	$0	$0.04	$0.38
Discontinued operations	0.01	0	0	0	0.01

Basic earnings per share	$0.15	$0.20	$0	$0.04	$0.39

Diluted earnings per share:
Continuing operations	$0.14	$0.20	$0	$0.04	$0.38
Discontinued operations	0	0	0	0	0.01

Diluted earnings per share	$0.14	$0.20	$0	$0.04	$0.39

During the fourth quarter of fiscal year 2012, the Company recorded a $5.0 million loss on impairment and asset disposals and a $683 gain on settlement of unclaimed property liabilities. The loss on impairment and asset disposals was the net result of: a gain on asset disposals of $134; a $395 impairment related to a location being sold; and two impairment losses aggregating $4.7 million due to declines in the estimated fair value of the assets (which consisted primarily of leasehold improvements). During the first quarter of fiscal 2012, the Company recorded an $807 write off of debt issuance costs previously deferred. The write-off of debt issuance costs was a as a consequence of the February 2012 amendment to our senior credit agreement.

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

Exhibit	Description

2.1	Asset Purchase Agreement dated as of November 6, 2007, between the Company and Cameron Mitchell Restaurants, LLC with M. Cameron Mitchell and 1245 Properties, LLC as interveners (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K/A filed June 25, 2009).

2.2	Letter Agreement dated February 15, 2008 for Amendments to the Asset Purchase Agreement dated as of November 6, 2008, between the Company and Cameron Mitchell Restaurants, LLC with M. Cameron Mitchell and 1245 Properties, LLC as interveners (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed May 6, 2008).

3.1	Certificate of Amended and Restated Certificate of Incorporation of Ruth’s Hospitality Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed March 5, 2010).

3.2	Restated By-Laws of Ruth’s Chris Steak House, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed July 12, 2005).

10.1	Transaction and Merger Agreement dated as of July 16, 1999, among the Company, RUF Merger Corp., Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P. and Special Advisors Fund I, LLC (incorporated by reference to the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.2	License Agreement dated as of July 16, 1999, between Ruth U. Fertel and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.3*	2005 Long-Term Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 30, 2012).

10.4*	Form of Stock Option Agreement under the Company’s 2005 Long-Term Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 filed August 8, 2005).

10.5*	2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.6*	Amendment No. 1 to the Company’s 2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 filed June 7, 2005).

10.7*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.8*	2000 Stock Option Plan (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.9*	Form of Stock Option Agreement under 2000 Stock Option Plan (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 filed April 25, 2005).

E-1

Exhibit	Description

10.10*	Amended and Restated Management Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed August 7, 2006).

10.11*	Deferred Compensation Plan of the Company (incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s current report on Form 8-K filed November 2, 2005).

10.12*	Deferred Compensation Plan of RCSH Management, Inc. (incorporated by reference to Exhibits 10.1 and 10.3 of the Company’s current report on Form 8-K filed November 2 2005).

10.13	Multi-Site Sale Leaseback Purchase Agreement dated as August 1, 2008 among the Company, RCSH Operations, LLC, RCSH Operations, Inc. and RHG Kingfish, LLC and Sovereign Investment Company (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed August 5, 2008).

10.14	Second Amended and Restated Credit Agreement dated as of February 14, 2012 by and among the Company, the Lenders listed therein and Wells Fargo Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 21, 2012).

10.15*	Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated August 1, 2008 between the Company and Michael P. O’Donnell (incorporated by reference to Exhibit 99.1 of the Company’s current report on Form 8-K filed August 5, 2008).

10.16*	Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated April 5, 2010 between the Company and Kevin Toomy (incorporated by reference to Exhibit 99.1 of the Company’s current report on Form 8-K filed April 8, 2010).

10.17*	Terms of Employment/Letter of Understanding and Salary Continuation Agreement, effective as of August 8, 2011, by and between Ruth’s Hospitality Group, Inc. and Arne G. Haak (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed July 29, 2011).

10.18*	Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated March 2012 between the Company and Peter Beaudrault (incorporated by reference to the Company’s Form 10-Q filed on April 30, 2012).

10.19*	Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated October 2011 between the Company and Cheryl Henry (incorporated by reference to the Company’s Form 10-Q filed on April 30, 2012).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 8-K filed October 30, 2012).

21.1	Subsidiaries of the Company

23.1	Consent of KPMG, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	Interactive Data Files

101.INS**+	XBRL Instance Document

101.SCH**+	XBRL Taxonomy Extension Schema Document

101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**+	XBRL Taxonomy Definition Linkbase Document

E-2

Exhibit	Description

101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

E-3