Form 10-Q
period 2013-03-31
Ruths Hospitality Group, Inc.
filed 2013-05-09
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

None.

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

The number of shares outstanding of the registrant’s common stock as of April 29, 2013 was 35,827,860, which includes 1,264,474 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	March 31, 2013	December 30, 2012
Assets
Current assets:
Cash and cash equivalents	$6,324	$7,909
Accounts receivable, less allowance for doubtful accounts 2013 - $693; 2012 - $378	9,878	11,295
Inventory	7,410	7,921
Assets held for sale	0	1,153
Prepaid expenses and other	2,225	1,863
Deferred income taxes	2,093	1,855

Total current assets	27,930	31,996

Property and equipment, net of accumulated depreciation 2013 - $115,814; 2012 - $112,292	88,657	89,979
Goodwill	22,097	22,097
Franchise rights	32,200	32,200
Trademarks	10,676	10,676
Other intangibles, net of accumulated amortization 2013 - $2,560; 2012 - $2,456	5,927	6,031
Deferred income taxes	33,464	35,472
Other assets	2,796	2,906

Total assets	$223,747	$231,357

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,901	$13,126
Accrued payroll	13,340	16,023
Accrued expenses	6,750	7,097
Deferred revenue	23,780	31,214
Other current liabilities	7,365	7,189

Total current liabilities	61,136	74,649

Long-term debt	43,000	45,000
Deferred rent	24,002	24,358
Other liabilities	4,869	4,962

Total liabilities	133,007	148,969

Commitments and contingencies (Note 10)	0	0

Shareholders’ equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 34,487,250 shares issued and outstanding at March 31, 2013 34,434,858 shares issued and outstanding at December 30, 2012	345	344
Additional paid-in capital	168,095	167,403
Accumulated deficit	(77,700)	(85,359)
Treasury stock, at cost; 71,950 shares at March 31, 2013 and December 30, 2012	0	0

Total shareholders’ equity	90,740	82,388

Total liabilities and shareholders’ equity	$223,747	$231,357

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss)—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended
	March 31, 2013	March 25, 2012
Revenues:
Restaurant sales	$102,794	$96,553
Franchise income	3,663	3,455
Other operating income	903	290

Total revenues	107,360	100,298

Costs and expenses:
Food and beverage costs	32,061	30,895
Restaurant operating expenses	49,394	47,089
Marketing and advertising	2,001	1,728
General and administrative costs	7,253	6,886
Depreciation and amortization expenses	3,605	3,707
Pre-opening costs	1	77

Total costs and expenses	94,315	90,382

Operating income	13,045	9,916

Other income (expense):
Interest expense, net	(516)	(481)
Debt issuance costs written-off	0	(807)
Other	34	(12)

Income from continuing operations before income tax expense	12,563	8,616
Income tax expense	3,806	2,574

Income from continuing operations	8,757	6,042

Income (loss) from discontinued operations, net of income taxes	(1,096)	53

Net income	7,661	6,095

Preferred stock dividends	0	514

Accretion of preferred stock redemption value	0	73

Excess of redemption value over carrying value of preferred shares redeemed	0	35,776

Net income (loss) applicable to preferred and common shareholders	$7,661	$(30,268)

Basic earnings (loss) per common share:
Continuing operations	$0.25	$(0.89)
Discontinued operations	(0.03)	0

Basic earnings (loss) per share	$0.22	$(0.89)

Diluted earnings (loss) per common share:
Continuing operations	$0.25	$(0.89)
Discontinued operations	(0.03)	0

Diluted earnings (loss) per share	$0.22	$(0.89)

Shares used in computing net income (loss) per common share:
Basic	34,456,380	34,170,628
Diluted	35,505,778	34,170,628

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

for the Thirteen Weeks ended March 31, 2013 and March 25, 2012

(Amounts in thousands)

	Common Stock		Additional	Accumulated	Treasury Stock		Shareholders’
	Shares	Value	Paid-in Capital	Deficit	Shares	Value	Equity

Balance at December 30, 2012	34,434	$344	$167,403	$(85,359)	72	$—	$82,388

Net income	—	—	—	7,661	—	—	7,661

Shares issued under stock compensation plan including tax effects	52	1	35	—	—	—	35

Stock-based compensation	—	—	657	—	—	—	657

Balance at March 31, 2013	34,486	$345	$168,095	$(77,700)	72	—	$90,740

Balance at December 25, 2011	34,150	$341	$200,524	$(101,225)	72	$—	$99,640

Net income	—	—	—	6,095	—	—	6,095

Preferred stock dividends	—	—	—	(514)	—	—	(514)

Accretion of preferred stock redemption value	—	—	(73)	—	—	—	(73)

Excess of redemption value over carrying value of Preferred Shares redeemed	—	—	(35,776)	—	—	—	(35,776)

Shares issued under stock compensation plan including tax effects	54	1	5	—	—	—	6

Stock-based compensation	—	—	434	—	—	—	434

Balance at March 25, 2012	34,204	$342	$165,114	$(95,644)	72	—	$69,812

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	Fiscal Quarter Ended
	March 31, 2013	March 25, 2012
Cash flows from operating activities:
Net income	$7,661	$6,095

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,605	3,707
Deferred income taxes	1,770	1,624
Non-cash interest expense	105	153
Debt issuance costs written-off	0	807
Amortization of below market lease	32	32
Stock-based compensation expense	657	434
Changes in operating assets and liabilities:
Accounts receivables	1,417	3,173
Inventories	510	(168)
Prepaid expenses and other	(362)	(110)
Other assets	4	1
Accounts payable and accrued expenses	(7,256)	(4,751)
Deferred revenue	(7,433)	(3,435)
Deferred rent	(356)	73
Other liabilities	1,247	34

Net cash provided by operating activities	1,601	7,669

Cash flows from investing activities:
Acquisition of property and equipment	(2,325)	(2,093)
Proceeds from sale of property and equipment	1,104	0

Net cash used in investing activities	(1,221)	(2,093)

Cash flows from financing activities:
Principal borrowings on long-term debt	2,000	64,000
Principal repayments on long-term debt	(4,000)	(9,000)
Redemption of Series A 10% redeemable convertible preferred stock	0	(59,740)
Dividend payments	0	(1,103)
Deferred financing costs	0	(610)
Other	35	6

Net cash used in financing activities	(1,965)	(6,447)

Net increase (decrease) in cash and cash equivalents	(1,585)	(871)
Cash and cash equivalents at beginning of period	7,909	3,925

Cash and cash equivalents at end of period	$6,324	$3,054

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$472	$408
Income taxes	$886	$219

Noncash investing and financing activities:
Excess accrual-based acquisition of property and equipment	$(163)	$(565)

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (together, the Company) as of March 31, 2013 and December 30, 2012 and for the fiscal quarters ended March 31, 2013 and March 25, 2012 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. The Company owns the Ruth’s Chris Steak House, Mitchell’s Fish Market, Columbus Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse concepts.

As of March 31, 2013, there were 137 Ruth’s Chris Steak House restaurants, of which 63 were Company-owned, 73 were franchisee-owned, and one location was operating under a management agreement. The franchisee-owned restaurants include eighteen international restaurants in Aruba, Canada, China (Hong Kong), El Salvador, Japan, Mexico, Singapore, Taiwan, and the United Arab Emirates. A Ruth’s Chris Steak House located at Harrah’s Casino in Cherokee, NC operates under a management agreement between the Company and the Eastern Band of Cherokee Indians. The management fee and our share of the income from the Cherokee, NC location are included in other operating income in the accompanying condensed consolidated statements of income (loss).

The Company also operates 19 Mitchell’s Fish Markets and three Cameron’s Steakhouse restaurants, located primarily in the Mid-west and Florida.

A franchise restaurant opened in early 2013 in Las Vegas under a licensing agreement with Harrah’s Casino under which we receive a fee as a percentage of sales. The fee from the licensing agreement is included in franchise income in the accompanying condensed consolidated statements of income (loss). Due to an expiring lease term, the Company closed its Ruth’s Chris Steak House location in Phoenix, AZ, on March 31, 2013.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended March 31, 2013 and March 25, 2012 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC’s rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

The Company operates on a 52 or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended March 31, 2013 and March 25, 2012 each contained 13 weeks and are referred to herein as the first quarter of fiscal year 2013 and the first quarter of fiscal year 2012, respectively. Fiscal year 2013 is a 52-week year and fiscal year 2012 was a 53-week year.

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

Reclassifications

The operating results of a closed location (see Note 8) have been reclassified to the discontinued operations line of the condensed consolidated statements of income (loss). These reclassifications had no effect on previously reported net income.

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

(3) Long-term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2013	December 30, 2012
Senior Credit Facility:
Revolving credit facility	$43,000	$45,000
Less current maturities	—	—

	$43,000	$45,000

As of March 31, 2013, the Company had an aggregate of $43 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 3.37% with approximately $52.9 million of borrowings available, net of outstanding letters of credit of approximately $4.1 million. The 3.37% weighted average rate includes a 2.75% interest rate on outstanding indebtedness, plus fees on the Company’s unused borrowing capacity and outstanding letters of credit. As of March 31, 2013, the Company was in compliance with all the covenants under its credit facility.

On February 14, 2012, the Company entered into a Second Amended and Restated Credit Agreement with Wells Fargo Bank, as administrative agent, and certain other lenders (the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement allows for loan advances plus outstanding letters of credit of up to $100.0 million to be outstanding at any time that the conditions for borrowings are met. The Amended and Restated Credit Agreement sets the interest rates applicable to borrowings based on the Company’s actual leverage ratio, ranging (a) from 2.00% to 2.75% above the applicable LIBOR rate or (b) at the Company’s option, from 1.00% to 1.75% above the applicable base rate.

The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on the Company’s ability to enter into joint ventures, acquisitions, and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Amended and Restated Credit Agreement requires the Company to maintain a fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio of 2.50:1.00. The agreement was amended in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchase of common and preferred stock. Junior stock payments made subsequent to December 30, 2012 through the end of the agreement are limited to $100 million; no such payments have been made. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default.

As a result of the February 2012 amendment, $100 thousand of legal fees were incurred in the first quarter of fiscal year 2012. In addition, $807 thousand of previously deferred debt issuance costs were written off because the participants of the lending group changed.

(4) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of March 31, 2013 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

During the first quarter of fiscal year 2013, the Company had no assets or liabilities measured on a recurring or nonrecurring basis subject to the disclosure requirements of “Fair Value Measurements and Disclosures,” FASB ASC Topic 820.

(5) Franchise Income

There are 73 Ruth’s Chris Steak House franchise locations, including 18 international locations. No franchise locations were sold or purchased during the first quarters of fiscal years 2013 or 2012. During the thirteen weeks ended March 31, 2013, a location opened in Las Vegas, NV operating under a license agreement with the Company. In January 2013, the Company signed an agreement with the Ko Group for the development of four new franchised Ruth’s Chris Steak House restaurants to be opened in the People’s Republic of China over the next three years. Franchise income includes opening and development fees and income generated from existing franchise locations.

(6) Stock-Based Employee Compensation

Under the 2000 Stock Option Plan, there were 9,527 shares of common stock issuable upon exercise of currently outstanding options at March 31, 2013 and no future grants are able to be made. Under the 2005 Equity Incentive Plan, as amended, at March 31, 2013 there were 1,399,383 shares of common stock issuable upon exercise of currently outstanding options, 1,264,474 currently outstanding restricted stock awards and 255,840 shares available for future grants. Outstanding restricted stock is not included in common stock outstanding amounts. Total stock compensation expense recognized during the first quarters of fiscal years 2013 and 2012 was $0.7 million and $0.4 million, respectively.

(7) Income Taxes

A reconciliation of the U.S. statutory rate to the effective rate applicable to continuing operations for each period is as follows:

	13 Weeks Ended
	March 31, 2013	March 25, 2012

Income tax expense at statutory rates	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.9%	4.6%
Employment tax credits	(10.8%)	(11.8%)
Other	1.2%	2.0%

Effective tax rate	30.3%	29.8%

Income tax expense (benefit) is allocated to discontinued operations based on the marginal tax impact of discontinued operations. The Company’s effective tax rate for combined income from continuing operations and discontinued operations was 28.9% and 29.8% for the first quarters of fiscal years 2013 and 2012, respectively.

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income or state tax examinations for years before 2009.

(8) Discontinued Operations

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

Discontinued operations consist of the following (in thousands):

	13 Weeks Ended
	March 31, 2013	March 25, 2012

Revenues	$810	$737

Income (loss) before income taxes	$(1,796)	$63

Income (loss) from discontinued operations, net of income taxes	$(1,096)	$53

In March 2013, the Company closed the Ruth’s Chris Steak House located in Phoenix, AZ. As the closing of this restaurant coincided with the termination of the lease agreement, the Company did not incur significant expenses related to closing this location. The results of operations with respect to this location for all periods prior to closing have been reclassified and are now included in discontinued operations in the accompanying condensed consolidated statements of income (loss).

The Company accounts for the exit costs in accordance with the provisions of “Exit or Disposal Cost Obligations,” FASB ASC Topic 420, which requires that such costs be expensed in the periods when such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying consolidated statements of income (loss). In August 2005, the Company ceased operations at its location near the United Nations in Manhattan. The Company has remaining lease commitments of $0.6 million per fiscal year through September 2016. The Company entered into a sublease agreement in April 2011 in order to recover some of the amounts due under the remaining lease term. As of December 30, 2012, the Company had recorded a contingent lease liability of $0.8 million related to this property which was net of $1.5 million contra-liability for the present value of anticipated sublease income. In March 2013, the subtenant vacated the property. As of March 31, 2013, the subtenant owed the Company $410 thousand for past due rent and utilities. The Company has commenced legal proceedings to recover all amounts due. The first fiscal quarter of 2013 loss from discontinued operations includes the impact of a remeasurement of our lease exit costs. The remeasurement included (a) the write-off of the $1.4 million contra liability and (b) the write-off of past due rent and utility amounts owed by the subtenant. The loss before income taxes on discontinued operations includes $1.8 million from the location near the United Nations in Manhattan.

(9) Earnings Per Share

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

Diluted earnings per share for the first quarters of fiscal years 2013 and 2012 exclude the impact of stock options and restricted shares of 521,134 and 1,562,862, respectively, which were outstanding during the period but were anti-dilutive. Diluted earnings per share for the first quarter of fiscal year 2012 also excludes the 8,620,690 shares of common stock issuable upon the conversion of 25,000 shares of Preferred Stock, which were outstanding until their repurchase and retirement on March 8, 2012, but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for first quarters of fiscal years 2013 and 2012 were $14.67 and $13.04 per share, respectively.

The following table sets forth the computation of basic earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended
	March 31, 2013	March 25, 2012

Income from continuing operations	$8,757	$6,042
Income (loss) from discontinued operations, net of income taxes	(1,096)	53

Net income	7,661	6,095
Preferred stock dividends	—	514
Accretion of preferred stock redemption value	—	73
Excess of redemption value over carrying value of preferred stock redeemed	—	35,776

Undistributed net income (loss)	7,661	(30,268)
Undistributed net income (loss) allocated to preferred shareholders	—	—

Net income (loss) available to common shareholders	$7,661	$(30,268)

Shares:
Weighted average number of common shares outstanding - basic	34,456,380	34,170,628

Basic earnings per common share:
Continuing operations	$0.25	$(0.89)
Discontinued operations	(0.03)	—

Basic earnings per common share	$0.22	$(0.89)

The following table sets forth the computation of diluted earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended
	March 31, 2013	March 25, 2012

Income from continuing operations	$8,757	$6,042
Income (loss) from discontinued operations, net of income taxes	(1,096)	53

Net income	7,661	6,095
Preferred stock dividends	—	514
Accretion of preferred stock redemption value	—	73
Excess of redemption value over carrying value of preferred stock redeemed	—	35,776

Net income (loss) applicable to preferred and common shareholders	$7,661	$(30,268)

Shares:
Weighted average number of common shares outstanding - basic	34,456,380	34,170,628
Dilutive shares	1,049,398	—
Dilutive convertible preferred stock	—	—

Weighted-average number of common shares outstanding - diluted	35,505,778	34,170,628

Diluted earnings per common share:
Continuing operations	$0.25	$(0.89)
Discontinued operations	(0.03)	—

Diluted earnings per common share	$0.22	$(0.89)

(10) Commitments and Contingencies

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

The Company is subject to unclaimed or abandoned property (escheat) laws which require the Company to turn over to certain state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. The Company is subject to audit by individual U.S. states with regard to its escheatment practices. During fiscal year 2012, the Company agreed to pay $2.5 million to settle certain liabilities pertaining to unclaimed property returns which had not been filed timely, which was paid in fiscal year 2013. During fiscal year 2013, management expects to enter into settlement discussions with other states in an effort to settle liabilities pertaining to unclaimed property returns which have not been filed timely.

The Company currently buys a majority of its beef from two suppliers. Although there are a limited number of beef suppliers, management believes that other suppliers could provide similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely.

(11) Subsequent Events

On May 3, 2013, the Company announced that the Board of Directors approved a common stock repurchase program. Under the program the Company may from time to time purchase up to $30 million of its outstanding common stock. The share repurchases will be made at the Company’s discretion in the open market or in negotiated transactions depending on share price, market conditions or other factors. As of May 8, 2013, no shares have been repurchased under the common stock repurchase program.

On May 3, 2013, the Company also announced that the Board of Directors declared a quarterly cash dividend of $0.04 per share, $1.4 million in aggregate, to be paid on May 30, 2013 to stockholders of record as of the close of business on May 16, 2013. Future dividends will be subject to the approval of the Board of Directors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; the Company’s ability to protect its name and logo and other proprietary information; the impact of litigation; and the restrictions imposed by the Company’s Amended and Restated Credit Agreement. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

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

As of March 31, 2013, there were 137 Ruth’s Chris Steak House restaurants, of which 63 were Company-owned, 73 were franchisee-owned, and one location was operating under a management agreement. The franchisee-owned restaurants include eighteen international franchisee-owned restaurants in Aruba, Canada, China (Hong Kong), El Salvador, Japan, Mexico, Singapore, Taiwan, and the United Arab Emirates. The Company closed its Ruth’s Chris Steak House company-owned restaurant in Phoenix, AZ, on March 31, 2013. One additional franchise restaurant opened in early 2013 in Las Vegas under a licensing agreement with Harrah’s Casino under which we receive a fee as a percentage of sales. We are targeting to open a new company-owned restaurant in Denver in late 2013 and expect to relocate our Houston restaurant in the summer of 2013. We expect that franchisees will open approximately four to five new restaurants during the remainder of 2013. As of March 25, 2012, there were 131 Ruth’s Chris Steak House restaurants, of which 63 were Company-owned and 68 were franchisee-owned, including fourteen international franchisee-owned restaurants.

The Company operates 19 Mitchell’s Fish Markets and three Cameron’s Steakhouse restaurants, located primarily in the Mid-west and Florida.

In January 2013, the Company signed an agreement with the Ko Group for the development of four new franchised Ruth’s Chris Steak House restaurants to be opened in People’s Republic of China over the next three years. The new restaurants are planned for Shanghai and Beijing and will be the first Ruth’s Chris Steak House restaurants in People’s Republic of China. The Ko Group has had success as an existing franchisee with seven restaurants in Hong Kong, Japan, Taiwan, and Singapore.

Our business is subject to seasonal fluctuations. Historically, our first and fourth quarters have tended to be the strongest revenue quarters due, in part, to the year-end holiday season. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular period may decrease.

Our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 provides additional information about our business, operations and financial condition.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of total revenues for the periods indicated, except as otherwise noted. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	13 Weeks Ended
	March 31, 2013	March 25, 2012
Revenues:
Restaurant sales	95.7%	96.3%
Franchise income	3.4%	3.4%
Other operating income	0.8%	0.3%

Total revenues	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	31.2%	32.0%
Restaurant operating expenses (percentage of restaurant sales)	48.1%	48.8%
Marketing and advertising	1.9%	1.7%
General and administrative costs	7.2%	6.9%
Depreciation and amortization expenses	3.6%	3.7%
Pre-opening costs	0.0%	0.1%
Restructuring benefit	0.0%	0.0%
Total costs and expenses	87.8%	90.1%

Operating income	12.2%	9.9%

Other income (expense):
Interest expense, net	(0.5%)	(0.5%)
Debt issuance costs written-off	0.0%	(0.8%)
Other	0.0%	(0.0%)

Income from continuing operations before income tax expense	11.7%	8.6%

Income tax expense	3.5%	2.6%

Income from continuing operations	8.2%	6.0%

Income (loss) from discontinued operations, net of income taxes	(1.0%)	0.1%

Net income	7.2%	6.1%

Preferred stock dividends	0.0%	0.5%
Accretion of preferred stock redemption value	0.0%	0.1%
Excess of redemption value over carrying value of preferred shares redeemed	0.0%	35.7%

Net income (loss) applicable to preferred and common shareholders	7.2%	(30.2%)

First Quarter Ended March 31, 2013 (13 Weeks) Compared to First Quarter Ended March 25, 2012 (13 Weeks)

Overview. First quarter of fiscal year 2013 operating income increased from the first quarter of fiscal year 2012 by $3.1 million to $13.0 million. First quarter of fiscal year 2013 operating income was favorably impacted by a $6.2 million increase in restaurant sales which was somewhat offset by increased food and restaurant operating expenses. Higher restaurant sales were attributable both to an increase in the number of customers as measured by an increase in entrées and an increase in average check. Income from continuing operations increased from the first quarter of fiscal year 2012 by $2.8 million to $8.8 million. Net income for the first quarter of fiscal year 2013 was adversely impacted by loss from discontinued operations. The first quarter of fiscal year 2013 $1.1 million loss from discontinued operations, net of income taxes, includes a $1.1 million loss attributable to property we lease near the United Nations in Manhattan. We recognized the loss as a consequence of a remeasurement of our lease exit costs due to the subtenant abandoning the property subleased from us. First quarter of fiscal year 2013 net income increased from first quarter of fiscal year 2012 by $1.6 million to $7.7 million.

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

Restaurant Sales. Restaurant sales increased $6.2 million, or 6.5%, to $102.8 million in the first quarter of fiscal year 2013 from the first quarter of fiscal year 2012. Company-owned comparable restaurant sales for Ruth’s Chris Steak House increased 6.6%, which consisted of a traffic increase of 2.9% and an average check increase of 3.6%. Company-owned comparable restaurant sales at Mitchell’s Fish Market increased 1.5%, which consisted of a traffic increase of 2.7% and an average check decrease of 1.2%. Our comparable sales growth in the first quarter of this year was favorably affected by the shift of the Easter Holiday from the second quarter of fiscal year 2012 to the first quarter of fiscal year 2013.

Franchise Income. Franchise income increased $0.2 million, or 6.0%, to $3.7 million in the first quarter of fiscal year 2013 from the first quarter of fiscal year 2012. The increase was driven by five new locations which opened since the first quarter of fiscal 2012 and an increase in comparable franchise-owned restaurant sales of 1.0%.

Other Operating Income. Other operating income increased $0.6 million to $0.9 million in the first quarter of fiscal year 2013 from the first quarter of fiscal year 2012. The increase was attributable to higher gift card breakage income in the first quarter of fiscal year 2013. Our management fee and our share of income from our Cherokee location was $0.1 million in the first quarter of fiscal year 2013 and $0 in the first quarter of fiscal year 2012.

Food and Beverage Costs. Food and beverage costs increased $1.2 million, or 3.8%, to $32.1 million in the first quarter of fiscal year 2013 from the first quarter of fiscal year 2012. As a percentage of restaurant sales, food and beverage costs decreased to 31.2% in the first quarter of fiscal year 2013 from 32.0% in the first quarter of fiscal year 2012. This decrease in food and beverage costs as a percentage of restaurant sales was primarily due to the favorable impact of sales increasing proportionally more than beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $2.3 million, or 4.9%, to $49.4 million in the first quarter of fiscal year 2013 from the first quarter of fiscal year 2012. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 48.1% in the first quarter of fiscal year 2013 from 48.8% in the first quarter of fiscal year 2012 due to leveraging higher comparable restaurant sales.

Marketing and Advertising. Marketing and advertising expenses increased $0.3 million, or 15.8%, to $2.0 million in the first quarter of fiscal year 2013 from the first quarter of fiscal year 2012. The increase in marketing and advertising expenses in the first quarter of fiscal year 2013 was attributable to planned spending.

General and Administrative. General and administrative expenses increased $0.4 million to $7.3 million in the first quarter of fiscal year 2013 from the first quarter of fiscal year 2012 primarily due to increases in performance-based compensation.

Depreciation and Amortization Expenses. Depreciation and amortization expense was $3.6 million in the first quarter of fiscal year 2013, which was relatively flat compared to the first quarter of fiscal year 2012.

Interest Expense. Interest expense of $0.5 million in the first quarter of fiscal year 2013 was relatively unchanged compared to the first quarter of fiscal year 2012. Lower interest rates in the first quarter of fiscal year 2013 were partially offset by the impact of a higher average debt balance. The lower interest rates were largely attributable to more favorable terms under the Amended and Restated Credit Agreement.

Income Tax Expense. During the first quarter of fiscal year 2013, we recognized income tax expense of $3.8 million. During the first quarter of fiscal 2012 we recognized income tax expense of $2.6 million. The effective tax rate increased to 30.3% in the first quarter of fiscal year 2013 compared to 29.8% in the first quarter of fiscal year 2012.

Income from Continuing Operations. Income from continuing operations of $8.8 million in the first quarter of fiscal year 2013 increased by $2.8 million compared to the first quarter of fiscal year 2012.

Income (Loss) from Discontinued Operations, net of income taxes. Income (loss) from discontinued operations, net of income taxes for the first quarter of fiscal year 2013 was a loss of $1.1 million. The loss includes a $1.1 million loss, net of income tax benefit, attributable to property we lease near the United Nations in Manhattan. We recognized the loss as a consequence of the remeasurement of our lease exit costs due to the subtenant abandoning the property subleased from us.

Net Income (Loss) Applicable to Preferred and Common Shareholders. Net income applicable to preferred and common shareholders was $7.7 million in the first quarter of fiscal year 2013 compared to $30.3 million net loss in the first quarter of fiscal year 2012. Net income applicable to preferred and common shareholders in the first quarter of fiscal year 2012 included charges for preferred stock dividends of $0.5 million and accretion of preferred stock redemption value of $0.1 million. We also recorded a reduction of net income applicable to shareholders of $35.8 million in the first fiscal quarter of 2012 to reflect the excess of the redemption value over the carrying value of the preferred shares redeemed.

Liquidity and Capital Resources

Overview

Our principal sources of cash during the first thirteen weeks of fiscal year 2013 were net cash provided by operating activities and borrowings from our $100 million senior credit facility. Our principal use of cash during the first thirteen weeks of fiscal year 2013 was for capital expenditures and principal repayments on our senior credit facility.

On March 8, 2012, we repurchased all of our issued and outstanding shares of Preferred Stock for $60.2 million in cash. The purchase price, which included all accrued and unpaid dividends owed on the preferred stock, was funded using borrowings from our $100 million senior credit facility. We believe the repurchase of all of the outstanding Preferred Stock enhanced our capital structure by reducing our potentially fully diluted common share base and eliminating the preferred dividends. As a result of the repurchase, our potential fully diluted common share base decreased by approximately 8.6 million shares and the 10% dividend on the preferred stock, which amounted to $2.5 million in fiscal year 2011, was eliminated.

We have reduced borrowing under our senior credit facility by $2 million since the end of fiscal year 2012 and by $34 million since the end of the first quarter of fiscal year 2012. As of March 31, 2013, we had an aggregate of $43 million of outstanding indebtedness under our senior credit facility at a weighted average interest rate of 3.37% with approximately $52.9 million of borrowings available, net of outstanding letters of credit of approximately $4.1 million. The 3.37% weighted average interest rate includes a 2.75% interest rate on outstanding indebtedness, plus fees on our unused borrowing capacity and outstanding letters of credit. As of March 31, 2013, we were in compliance with all the covenants under our senior credit facility. We amended our senior credit agreement in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchases of common and preferred stock. As a result of the amendment, we are now permitted to make up to $100 million in junior stock payments; no such payments have been made as of May 8, 2013.

We anticipate capital expenditures for fiscal year 2013 will aggregate approximately $14 million to $16 million. We believe that our borrowing ability under our senior credit facility coupled with our anticipated cash flow from operations should provide us with adequate liquidity in fiscal year 2013.

On May 3, 2013, we announced that our Board of Directors approved a common stock repurchase program. Under the program the Company may from time to time purchase up to $30 million of our outstanding common stock. The share repurchases will be made at the Company’s discretion in the open market or in negotiated transactions depending on share price, market conditions or other factors. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares. As of May 8, 2013, no shares have been repurchased under the common stock repurchase program.

On May 3, 2013, we also announced that our Board of Directors declared a quarterly cash dividend of $0.04 per share, $1.4 million in aggregate, to be paid on May 30, 2013 to stockholders of record as of the close of business on May 16, 2013. Future dividends will be subject to the approval of our Board of Directors.

First Quarter Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	13 Weeks Ended
	March 31, 2013	March 25, 2012
Net cash provided by (used in):
Operating activities	$1,601	$7,669
Investing activities	(1,221)	(2,093)
Financing activities	(1,965)	(6,447)

Net decrease in cash and cash equivalents	$(1,585)	$(871)

Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising and general and administrative costs. Operating activities provided cash flow during the first quarters of both fiscal years 2013 and 2012 primarily because operating revenues have exceeded cash-based expenses. Cash provided by operating activities was lower in the first quarter of fiscal year 2013 compared to the first fiscal quarter of 2012 primarily due to the fiscal year 2013 payment of fiscal year 2012, performance based compensation liabilities and a $2.5 million payment to settle certain liabilities pertaining to unclaimed property.

Cash used in investing activities in both periods pertained primarily to restaurant remodel projects.

Financing activities used cash in both periods. During the first quarter of fiscal year 2013 we reduced the debt outstanding under our senior credit facility by $2.0 million. During the first quarter of fiscal year 2012 we repurchased all of our outstanding preferred stock for $60.2 million, which was funded by our senior credit facility. We also repaid $5.2 million of debt, net, using cash provided by operations.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first quarter of fiscal year 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At March 31, 2013, the Company had $43 million of variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Ceteris paribus, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2013 of approximately $0.4 million.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. The Company has purchase price agreements for prime beef representing approximately 40% to 45% of our needs from April through December 2013. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. Ceteris paribus, a hypothetical 10% fluctuation in beef prices would have an approximate impact ranging from $3.0 to $4.0 million on pre-tax earnings for the balance of fiscal year 2013.

From time to time, the Company enters into to purchase price agreements for other lower volume food products, including seafood. In the past, certain types of seafood have experienced fluctuations in availability. Seafood is also subject to fluctuations in price based on availability, which is often seasonal. If certain types of seafood are unavailable, or if the Company’s costs increase, the Company’s results of operations could be adversely affected.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2013. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended March 31, 2013, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There are no material changes to the Risk Factors included in the Company’s Form 10-K for the fiscal year ended December 30, 2012. The impact of the circumstances and events described in such Risk Factors could result in significant adverse effects on our financial position, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	Interactive Data Files

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

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

Date: May 9, 2013