Form 10-Q
period 2013-06-30
Ruths Hospitality Group, Inc.
filed 2013-08-05
CIK 1324272

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2013 was 35,661,252, which includes 625,948 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	June 30,	December 30,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$5,530	$7,909
Accounts receivable, less allowance for doubtful accounts 2013 - $656; 2012 - $378	8,938	11,295
Inventory	7,202	7,921
Assets held for sale	0	1,153
Prepaid expenses and other	2,248	1,863
Deferred income taxes	2,267	1,855

Total current assets	26,185	31,996

Property and equipment, net of accumulated depreciation 2013 - $118,910; 2012 - $112,292	90,936	89,979
Goodwill	22,097	22,097
Franchise rights	32,200	32,200
Trademarks	10,676	10,676
Other intangibles, net of accumulated amortization 2013 - $2,596; 2012 - $2,456	5,891	6,031
Deferred income taxes	31,485	35,472
Other assets	2,690	2,906

Total assets	$222,160	$231,357

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$9,527	$13,126
Accrued payroll	12,694	16,023
Accrued expenses	8,384	7,097
Deferred revenue	20,430	31,214
Other current liabilities	5,865	7,189

Total current liabilities	56,900	74,649

Long-term debt	40,000	45,000
Deferred rent	23,509	24,358
Other liabilities	4,776	4,962

Total liabilities	125,185	148,969
Commitments and contingencies (Note 11)	0	0
Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 34,920,369 shares issued and outstanding at June 30, 2013 34,434,858 shares issued and outstanding at December 30, 2012	349	344
Additional paid-in capital	166,559	167,403
Accumulated deficit	(69,933)	(85,359)
Treasury stock, at cost; 71,950 shares at June 30, 2013 and December 30, 2012	0	0

Total shareholders' equity	96,975	82,388

Total liabilities and shareholders' equity	$222,160	$231,357

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss)—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended		26 Weeks Ended
	June 30,	June 24,	June 30,	June 24,
	2013	2012	2013	2012

Revenues:
Restaurant sales	$95,135	$91,221	$197,929	$187,774
Franchise income	3,647	3,243	7,310	6,698
Other operating income	3,034	2,647	3,937	2,904

Total revenues	101,816	97,111	209,176	197,376

Costs and expenses:
Food and beverage costs	28,888	29,339	60,949	60,235
Restaurant operating expenses	47,823	46,529	97,218	93,615
Marketing and advertising	3,600	2,409	5,600	4,138
General and administrative costs	7,339	6,227	14,592	13,112
Depreciation and amortization expenses	3,138	3,639	6,743	7,347
Pre-opening costs	142	75	143	120

Total costs and expenses	90,930	88,218	185,245	178,567

Operating income	10,886	8,893	23,931	18,809

Other income (expense):
Interest expense, net	(415)	(598)	(931)	(1,079)
Debt issuance costs written-off	0	0	0	(807)
Other	4	(48)	38	(61)

Income from continuing operations before income tax expense	10,475	8,247	23,038	16,862
Income tax expense	2,612	2,403	6,419	4,976

Income from continuing operations	7,863	5,844	16,619	11,886
Income (loss) from discontinued operations, net of income taxes	(96)	(12)	(1,192)	41

Net income	7,767	5,832	15,427	11,927

Preferred stock dividends	0	0	0	514
Accretion of preferred stock redemption value	0	0	0	73

Excess of redemption value over carrying value of preferred shares redeemed	0	0	0	35,776
Net income (loss) applicable to preferred and common shareholders	$7,767	$5,832	$15,427	(24,436)
Basic earnings (loss) per common share:
Continuing operations	$0.22	$0.17	$0.48	$(0.71)
Discontinued operations	-	-	(0.03)	-
Basic earnings (loss) per share	$0.22	$0.17	$0.45	$(0.71)

Diluted earnings (loss) per common share:
Continuing operations	$0.22	$0.17	$0.46	$(0.71)
Discontinued operations	-	-	(0.03)	-
Diluted earnings (loss) per share	$0.22	$0.17	$0.43	$(0.71)

Shares used in computing net income (loss) per common share:
Basic	34,660,149	34,304,948	34,554,692	34,237,788
Diluted	35,681,077	35,133,637	35,585,807	34,237,788

Dividends declared per common share	$0.04	$-	$0.04	$-

  See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

for the Twenty-six Weeks ended June 30, 2013 and June 24, 2012

(Amounts in thousands)

			Additional	Accumu-	Treasury		Share-
	Common Stock		Paid-in	lated	Stock		holders'
	Shares	Value	Capital	Deficit	Shares	Value	Equity

Balance at December 30, 2012	34,434	$344	$167,403	$(85,359)	72	$-	$82,388

Net income	-	-	-	15,427	-	-	15,427

Dividends	-	-	(1,430)	-	-	-	(1,430)
Shares issued under stock compensation plan net of shares withheld for tax effects	486	5	(1,674)	-	-	-	(1,670)
Excess tax benefit from stock based compensation	-	-	898	-	-	-	898

Stock-based compensation	-	-	1,362	-	-	-	1,362
Balance at June 30, 2013	34,920	$349	$166,559	$(69,933)	72	-	$96,975

Balance at December 25, 2011	34,150	$341	$200,524	$(101,225)	72	$-	$99,640

Net income	-	-	-	11,927	-	-	11,927

Preferred stock dividends	-	-	-	(514)	-	-	(514)

Accretion of preferred stock redemption value	-	-	(73)	-	-	-	(73)

Excess of redemption value over carrying value of Preferred Shares redeemed	-	-	(35,776)	-	-	-	(35,776)

Shares issued under stock compensation plan including tax effects	223	2	324	-	-	-	325

Stock-based compensation	-	-	1,048	-	-	-	1,048
Balance at June 24, 2012	34,373	$343	$166,047	$(89,813)	72	-	$76,577

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	26 Weeks Ended
	June 30,	June 24,
	2013	2012
Cash flows from operating activities:
Net income	$15,427	$11,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,743	7,346
Deferred income taxes	3,575	2,658
Non-cash interest expense	210	258
Debt issuance costs written-off	0	807
Loss on the disposal of property and equipment, net	3	0
Amortization of below market lease	65	65
Stock-based compensation expense	1,362	1,048
Changes in operating assets and liabilities:
Accounts receivables	2,357	4,292
Inventories	718	74
Prepaid expenses and other	(385)	(135)
Other assets	5	1
Accounts payable and accrued expenses	(9,094)	(4,411)
Deferred revenue	(10,783)	(7,521)
Deferred rent	(849)	83
Other liabilities	101	854

Net cash provided by operating activities	9,455	17,346

Cash flows from investing activities:
Acquisition of property and equipment	(5,737)	(4,653)
Proceeds from sale of property and equipment	1,104	0

Net cash used in investing activities	(4,633)	(4,653)

Cash flows from financing activities:
Principal borrowings on long-term debt	3,500	68,000
Principal repayments on long-term debt	(8,500)	(19,000)
Redemption of Series A 10% redeemable convertible preferred stock	0	(59,740)
Income tax benefits from the vesting of restricted stock	898	0
Proceeds from exercise of stock options	101	0
Tax payments pertaining to the vesting of restricted stock	(1,770)	0
Dividend payments	(1,430)	(1,103)
Deferred financing costs	0	(610)
Other	0	324

Net cash used in financing activities	(7,201)	(12,129)

Net increase (decrease) in cash and cash equivalents	(2,379)	564
Cash and cash equivalents at beginning of period	7,909	3,925
Cash and cash equivalents at end of period	$5,530	$4,489

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$798	$912
Income taxes	$2,269	$757

Noncash investing and financing activities:
Excess accrual-based acquisition of property and equipment	$1,840	$(207)

See accompanying notes to condensed consolidated financial statements.

 RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the Company) as of June 30, 2013 and December 30, 2012 and for the fiscal quarters and twenty-six weeks ended June 30, 2013 and June 24, 2012 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. The Company owns the Ruth’s Chris Steak House, Mitchell’s Fish Market, Columbus Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse concepts.

As of June 30, 2013, there were 138 Ruth’s Chris Steak House restaurants, of which 63 were Company-owned, 74 were franchisee-owned, and one location was operating under a management agreement. The franchisee-owned restaurants include eighteen international restaurants in Aruba, Canada, China (Hong Kong), El Salvador, Japan, Mexico, Singapore, Taiwan, and the United Arab Emirates. A Ruth’s Chris Steak House located at Harrah’s Casino in Cherokee, NC operates under a management agreement between the Company and the Eastern Band of Cherokee Indians. The management fee and our share of the income from the Cherokee, NC location are included in other operating income in the accompanying condensed consolidated statements of income (loss).

Two new Ruth’s Chris Steak House locations opened during the twenty-six weeks ended June 30, 2013, including a second franchise restaurant located in San Juan in April 2013 and a franchise restaurant opened in early 2013 in Las Vegas under a licensing agreement with Harrah’s Casino. The fee from the licensing agreement is included in franchise income in the accompanying condensed consolidated statements of income (loss). Due to an expiring lease term, the Company closed its Ruth’s Chris Steak House location in Phoenix, AZ, on March 31, 2013. The Company-owned Ruth’s Chris Steak House location in Houston, TX was relocated in July 2013.

The Company also operates 19 Mitchell’s Fish Markets and three Cameron’s/Mitchell’s Steakhouse restaurants, located primarily in the Mid-west and Florida.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended June 30, 2013 and June 24, 2012 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC’s rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended June 30, 2013 and June 24, 2012 each contained 13 weeks and are referred to herein as the second quarter of fiscal year 2013 and the second quarter of fiscal year 2012, respectively. Fiscal year 2013 is a 52-week year and fiscal year 2012 was a 53-week year.

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

Reclassifications

The operating results of a closed location (see Note 9) have been reclassified to the discontinued operations line of the condensed consolidated statements of income (loss). These reclassifications had no effect on previously reported net income.

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

(3) Long-term Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 30,
	2013	2012

Senior Credit Facility:
Revolving credit facility	$40,000	$45,000
Less current maturities	-	-
	$40,000	$45,000

As of June 30, 2013, the Company had an aggregate of $40 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 3.09% with approximately $55.9 million of borrowings available, net of outstanding letters of credit of approximately $4.1 million. The 3.09% weighted average rate includes a 2.5% interest rate on outstanding indebtedness, plus fees on the Company’s unused borrowing capacity and outstanding letters of credit.

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

The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on the Company’s ability to enter into joint ventures, acquisitions, and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Amended and Restated Credit Agreement requires the Company to maintain a fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio of 2.50:1.00. The agreement was amended in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchase of common and preferred stock. Junior stock payments made subsequent to December 30, 2012 through the end of the agreement are limited to $100 million; $1.4 million of such payments had been made as of June 30, 2013. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default. As of June 30, 2013, the Company was in compliance with the covenants under the Amended and Restated Credit Agreement.

As a result of the February 2012 amendment, $100 thousand of legal fees were incurred in the first quarter of fiscal year 2012. In addition, $807 thousand of previously deferred debt issuance costs were written off because the participants of the lending group changed.

(4) Shareholders’ Equity

On May 3, 2013, the Company announced that the Board of Directors approved a common stock repurchase program. Under the program the Company may from time to time purchase up to $30 million of its outstanding common stock. The share repurchases will be made at the Company’s discretion, within pricing parameters set by the Board of Directors, in the open market or in negotiated transactions depending on share price, market conditions or other factors. As of June 30, 2013, no shares have been repurchased under the common stock repurchase program.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date

Fiscal Year 2013:
May 3, 2013	$0.04	May 16, 2013	$1,430	May 30, 2013
July 24, 2013	$0.04	August 15, 2013	$1,424	August 29, 2013

(5) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of June 30, 2013 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

During the second quarter of fiscal year 2013, the Company had no assets or liabilities measured on a recurring or nonrecurring basis subject to the disclosure requirements of “Fair Value Measurements and Disclosures,” FASB ASC Topic 820.

(6) Franchise Income

There are 74 Ruth’s Chris Steak House franchise locations, including 18 international locations. During the twenty-six weeks ended June 30, 2013, two new Ruth’s Chris Steak House franchise locations opened, including a second franchise restaurant located in San Juan in April 2013 and a location in Las Vegas, NV operating under a license agreement with the Company. In January 2013, the Company signed an agreement with the Ko Group for the development of four new franchised Ruth’s Chris Steak House restaurants to be opened in the People’s Republic of China over the next three years. Franchise income includes opening and development fees and income generated from existing franchise locations.

(7) Stock-Based Employee Compensation

At the Annual Meeting of Stockholders of the Company held on May 30, 2013, the stockholders of the Company approved the proposed amendment to the Company’s Amended and Restated 2005 Equity Incentive Plan to, among other things, increase the number of shares covered by the Plan by 2,000,000 shares to 5,862,500 shares, extend the Plan’s expiration date to May 30, 2018, and approve the material terms of performance goals under the Plan.

Under the 2000 Stock Option Plan, there were 9,527 shares of common stock issuable upon exercise of currently outstanding options at June 30, 2013 and no future grants are able to be made. Under the Amended and Restated 2005 Equity Incentive Plan, at June 30, 2013 there were 1,378,775 shares of common stock issuable upon exercise of currently outstanding options, 686,143 currently outstanding restricted stock awards and 2,429,214 shares available for future grants. Outstanding restricted stock is not included in common stock outstanding amounts. Total stock compensation expense recognized during the second quarters of fiscal years 2013 and 2012 was $0.7 million and $0.6 million, respectively. Total stock compensation expense recognized for the first twenty-six weeks of June 30, 2013 and June 24, 2012 was $1.4 million and $1.0 million, respectively.

(8) Income Taxes

A reconciliation of the U.S. statutory rate to the effective rate applicable to continuing operations for the first twenty-six weeks of fiscal years 2013 and 2012 follows:

	26 Weeks Ended
	June 30,	June 24,
	2013	2012

Income tax expense at statutory rates	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.5%	4.5%
Employment tax credits	-10.4%	-9.5%
Prior year state credits	-2.6%	0.0%
Other	1.4%	-0.5%

Effective tax rate	27.9%	29.5%

Income tax expense (benefit) is allocated to discontinued operations based on the marginal tax impact of discontinued operations. The Company’s effective tax rate for combined income from continuing operations and discontinued operations was 24.8% and 29.1% for the second quarters of fiscal years 2013 and 2012, respectively. The Company’s effective tax rate for combined income from continuing operations and discontinued operations was 26.9% and 29.4% for the first twenty-six weeks of fiscal years 2013 and 2012, respectively. During the second fiscal quarter of fiscal year 2013, the Company recognized a state income tax benefit for employment related tax credits aggregating $1.0 million based on qualified employee wages during the years 2006 through 2012. These prior year state tax credits resulted in a discrete $600 thousand reduction (net of federal and state tax consequences) in income tax expense. Approximately half of the benefit will be realized on a carryback basis by amending prior year state income tax returns and management expects that the remainder of the benefit will be realized on a carryforward basis. Pursuant to state legislation enacted in July 2013, restaurant companies will not be able to claim credits for employees hired after January 1, 2014 and the carryforward period for existing credits is limited to ten years.

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income or state tax examinations for years before 2009.

(9) Discontinued Operations

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

Discontinued operations consist of the following (in thousands):

	13 Weeks Ended		26 Weeks Ended

	June 30,	June 24,	June 30,	June 24,
	2013	2012	2013	2012

Revenues	$-	$602	$808	$1,339

Income (loss) before income taxes	$(152)	$(26)	$(1,947)	$37

Income (loss) from discontinued operations, net of income taxes	$(96)	$(12)	$(1,192)	$41

In March 2013, the Company closed the Ruth’s Chris Steak House located in Phoenix, AZ after twenty-seven years of operation. As the closing of this restaurant coincided with the termination of the lease agreement, the Company did not incur significant expenses related to closing this location. The results of operations with respect to this location for all periods prior to closing have been reclassified and are now included in discontinued operations in the accompanying condensed consolidated statements of income (loss).

The Company accounts for the exit costs in accordance with the provisions of “Exit or Disposal Cost Obligations,” FASB ASC Topic 420, which requires that such costs be expensed in the periods when such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying consolidated statements of income (loss). In August 2005, the Company ceased operations at its location near the United Nations in Manhattan. The Company has remaining lease commitments of $0.6 million per fiscal year through September 2016. The Company entered into a sublease agreement in April 2011 in order to recover some of the amounts due under the remaining lease term. As of December 30, 2012, the Company had recorded a contingent lease liability of $0.8 million related to this property which was net of a contra-liability for the present value of anticipated sublease income. In March 2013, the subtenant vacated the property. The Company has commenced legal proceedings to recover all amounts due. Loss from discontinued operations for the first twenty-six weeks of 2013 includes the impact of a remeasurement of our lease exit costs. The remeasurement included (a) the write-off of the $1.4 million contra liability and (b) the write-off of past due rent and utility amounts owed by the subtenant. The loss before income taxes on discontinued operations for the first twenty-six weeks of 2013 includes $1.8 million from the location near the United Nations in Manhattan. As of June 30, 2013, the contingent lease liability was $2.0 million and the subtenant owed the Company $570 thousand for past due rent and utilities.

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

Diluted earnings per share for the second quarters of fiscal years 2013 and 2012 excludes stock options and restricted shares of 307,232 and 669,153, respectively, which were outstanding during the period but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for second quarters of fiscal years 2013 and 2012 were $18.66 and $12.89 per share, respectively.

Diluted earnings per share for the first twenty-six weeks of fiscal year 2013 and 2012 excludes stock options and restricted shares of 318,732 and 760,715, respectively, which were outstanding during the period but were anti-dilutive. Diluted earnings per share for the first twenty-six weeks ended June 24, 2012 also excludes the 8,620,690 shares of common stock issuable upon the conversion of 25,000 shares of Preferred Stock, which were outstanding until their repurchase and retirement on March 8, 2012, but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for the twenty-six weeks of fiscal years 2013 and 2012 were $18.34 and $12.63 per share, respectively.

 The following table sets forth the computation of basic earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended		26 Weeks Ended

	June 30,	June 24,	June 30,	June 24,
	2013	2012	2013	2012

Income from continuing operations	$7,863	$5,844	$16,619	$11,886
Income (loss) from discontinued operations, net of income taxes	(96)	(12)	(1,192)	41
Net income	7,767	5,832	15,427	11,927
Preferred stock dividends	-	-	-	514
Accretion of preferred stock redemption value	-	-	-	73
Excess of redemption value over carrying value of preferred stock redeemed	-	-	-	35,776
Undistributed net income (loss)	7,767	5,832	15,427	(24,436)
Undistributed net income (loss) allocated to preferred shareholders	-	-	-	-
Net income (loss) applicable to common shareholders	$7,767	$5,832	$15,427	$(24,436)
Shares:
Weighted average number of common shares outstanding - basic	34,660,149	34,304,948	34,554,692	34,237,788

Basic earnings per common share:
Continuing operations	$0.22	$0.17	$0.48	$(0.71)
Discontinued operations	-	-	(0.03)	-
Basic earnings per common share	$0.22	$0.17	$0.45	$(0.71)

 The following table sets forth the computation of diluted earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended		26 Weeks Ended

	June 30,	June 24,	June 30,	June 24,
	2013	2012	2013	2012

Income from continuing operations	$7,863	$5,844	$16,619	$11,886
Income (loss) from discontinued operations, net of income taxes	(96)	(12)	(1,192)	41
Net income	7,767	5,832	15,427	11,927
Preferred stock dividends	-	-	-	514
Accretion of preferred stock redemption value	-	-	-	73
Excess of redemption value over carrying value of preferred stock redeemed	-	-	-	35,776
Net income (loss) applicable to preferred and common shareholders	$7,767	$5,832	$15,427	$(24,436)
Shares:
Weighted average number of common shares outstanding - basic	34,660,149	34,304,948	34,554,692	34,237,788
Dilutive shares	1,020,928	828,689	1,031,115	-
Dilutive convertible preferred stock	-		-	-
Weighted-average number of common shares outstanding - diluted	35,681,077	35,133,637	35,585,807	34,237,788

Diluted earnings per common share:
Continuing operations	$0.22	$0.17	$0.46	$(0.71)
Discontinued operations	-	-	(0.03)	-
Diluted earnings per common share	$0.22	$0.17	$0.43	$(0.71)

(11) Commitments and Contingencies

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

The Company is subject to unclaimed or abandoned property (escheat) laws which require the Company to turn over to certain state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. The Company is subject to audit by individual U.S. states with regard to its escheatment practices. During fiscal year 2012, the Company agreed to pay $2.5 million to settle certain liabilities pertaining to unclaimed property returns which had not been filed timely, which was paid during the first quarter of fiscal year 2013. The settlement liability was previously accrued for and did not affect the fiscal year 2012 or fiscal year 2013 income statements. During fiscal year 2013, management expects to enter into settlement discussions with other states in an effort to settle liabilities pertaining to unclaimed property returns which have not been filed timely. Management does not expect the settlement of these liabilities to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

As of June 30, 2013, there were 138 Ruth’s Chris Steak House restaurants, of which 63 were Company-owned, 74 were franchisee-owned, and one location was operating under a management agreement. The franchisee-owned restaurants include eighteen international franchisee-owned restaurants in Aruba, Canada, China (Hong Kong), El Salvador, Japan, Mexico, Singapore, Taiwan, and the United Arab Emirates. Two new Ruth’s Chris Steak House locations opened during the twenty-six weeks ended June 30, 2013, including a second franchise restaurant located in San Juan in April 2013 and a franchise restaurant opened in early 2013 in Las Vegas under a licensing agreement with Harrah’s Casino under which we receive a fee as a percentage of sales. Due to an expiring lease term, we closed our Ruth’s Chris Steak House company-owned restaurant in Phoenix, AZ, on March 31, 2013. Our Ruth’s Chris Steak House in Houston, TX was relocated in July 2013. We are targeting to open a new company-owned restaurant in Denver in late 2013 . We expect that franchisees will open approximately three to four new restaurants during the remainder of 2013.

The Company operates 19 Mitchell’s Fish Markets and three Cameron’s Steakhouse restaurants, located primarily in the Mid-west and Florida.

In January 2013, we signed an agreement with the Ko Group for the development of four new franchised Ruth’s Chris Steak House restaurants to be opened in People’s Republic of China over the next three years. The new restaurants are planned for Shanghai and Beijing and will be the first Ruth’s Chris Steak House restaurants in People’s Republic of China. The Ko Group has had success as an existing franchisee with seven restaurants in Hong Kong, Japan, Taiwan, and Singapore.

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

	13 Weeks Ended				26 Weeks Ended
	June 30,		June 24,		June 30,		June 24,
	2013		2012		2013		2012
Revenues:
Restaurant sales	93.4%		93.9%		94.6%		95.1%
Franchise income	3.6%		3.3%		3.5%		3.4%
Other operating income	3.0%		2.7%		1.9%		1.5%

Total revenues	100.0%		100.0%		100.0%		100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	30.4%		32.2%		30.8%		32.1%
Restaurant operating expenses (percentage of restaurant sales)	50.3%		51.0%		49.1%		49.9%
Marketing and advertising	3.5%		2.5%		2.7%		2.1%
General and administrative costs	7.2%		6.4%		7.0%		6.6%
Depreciation and amortization expenses	3.1%		3.7%		3.2%		3.7%
Pre-opening costs	0.1%		0.1%		0.1%		0.1%
Restructuring benefit	0.0%		0.0%		0.0%		0.0%
Total costs and expenses	89.3%		90.8%		88.6%		90.5%

Operating income	10.7%		9.2%		11.4%		9.5%

Other income (expense):
Interest expense, net	(0.4%	)	(0.6%	)	(0.4%	)	(0.5%	)
Debt issuance costs written-off	0.0%		0.0%		0.0%		(0.4%	)
Other	0.0%		(0.0%	)	0.0%		(0.0%	)

Income from continuing operations before income tax expense	10.3%		8.5%		11.0%		8.5%

Income tax expense	2.6%		2.5%		3.1%		2.5%

Income from continuing operations	7.7%		6.0%		7.9%		6.0%

Income (loss) from discontinued operations, net of income taxes	(0.1%	)	(0.0%	)	(0.6%	)	0.0%

Net income	7.6%		6.0%		7.4%		6.0%

Preferred stock dividends	0.0%		0.0%		0.0%		0.3%
Accretion of preferred stock redemption value	0.0%		0.0%		0.0%		0.0%
Excess of redemption value over carrying value of preferred shares redeemed	0.0%		0.0%		0.0%		18.1%

Net income (loss) applicable to preferred and common shareholders	7.6%		6.0%		7.4%		(12.4%	)

Second Quarter Ended June 30, 2013 (13 Weeks) Compared to Second Quarter Ended June 24, 2012 (13 Weeks)

Overview. Second quarter fiscal year 2013 operating income increased from the second quarter fiscal year 2012 level by $2.0 million to $10.9 million. Second quarter fiscal year 2013 operating income was favorably impacted by a $3.9 million increase in restaurant sales which was somewhat offset by increased restaurant operating expenses. Higher restaurant sales were attributable both to an increase in the number of customers as measured by an increase in entrées and an increase in average check. Net income for the second quarter of fiscal year 2013 increased by $2.0 million to $7.8 million as compared to the second quarter of fiscal year 2012.

Restaurant Sales. Restaurant sales increased $3.9 million, or 4.3%, to $95.1 million in the second quarter of fiscal year 2013 from the second quarter of fiscal year 2012. Company-owned comparable restaurant sales for Ruth’s Chris Steak House increased 4.6%, which consisted of an entrée increase of 2.1% and an average check increase of 2.5%. Company-owned comparable restaurant sales at Mitchell’s Fish Market decreased 1.4%, which consisted of an entrée decrease of 2.8% and an average check increase of 1.5%. Our total company comparable sales growth in the second quarter of this year was adversely affected by the shift of the Easter Holiday from the second quarter of fiscal year 2012 to the first quarter of fiscal year 2013.

Franchise Income. Franchise income increased $0.4 million, or 12.5%, to $3.6 million in the second quarter of fiscal year 2013 from the second quarter of fiscal year 2012. The increase was driven by five new locations which opened since June 2012 and an increase in comparable franchise-owned restaurant sales of 3.5%.

Other Operating Income. Other operating income increased $0.4 million to $3.0 million in the second quarter of fiscal year 2013 from the second quarter of fiscal year 2012. The increase was attributable to our management fee and our share of income at the Cherokee location and higher gift card breakage income in the second quarter of fiscal year 2013. Our management fee and our share of income from our Cherokee location was $0.2 million in the second quarter of fiscal year 2013 and $0 in the second quarter of fiscal year 2012.

Food and Beverage Costs. Food and beverage costs decreased $0.4 million, or 1.5%, to $28.9 million in the second quarter of fiscal year 2013 from the second quarter of fiscal year 2012. As a percentage of restaurant sales, food and beverage costs decreased to 30.4% in the second quarter of fiscal year 2013 from 32.2% in the second quarter of fiscal year 2012. This decrease in food and beverage costs as a percentage of restaurant sales was primarily due to the favorable impact of higher restaurant sales and lower beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.3 million, or 2.8%, to $47.8 million in the second quarter of fiscal year 2013 from the second quarter of fiscal year 2012. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 50.3% in the second quarter of fiscal year 2013 from 51.0% in the second quarter of fiscal year 2012 due to leveraging higher comparable restaurant sales.

Marketing and Advertising. Marketing and advertising expenses increased $1.2 million to $3.6 million in the second quarter of fiscal year 2013 from the second quarter of fiscal year 2012. The increase in marketing and advertising expenses in the second quarter of fiscal 2013 was attributable to planned television advertising spending.

General and Administrative. General and administrative expenses increased $1.1 million to $7.3 million in the second quarter of fiscal year 2013 from the second quarter of fiscal year 2012 primarily due to increases in performance-based compensation, stock compensation and professional fees.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased $0.5 million to $3.1 million in the second quarter of fiscal year 2013 from the second quarter of fiscal year 2012 due to certain property and equipment becoming fully depreciated.

Interest Expense. Interest expense decreased $0.2 million to $0.4 million in the second quarter of fiscal year 2013 from the second quarter of fiscal year 2012. The decrease in expense was primarily due to a lower average debt balance in the second quarter of fiscal year 2013.

Income Tax Expense. During the second quarter of fiscal year 2013, we recognized income tax expense of $2.6 million. During the second quarter of fiscal 2012 we recognized income tax expense of $2.4 million. The effective tax rate decreased to 24.9% in the second quarter of fiscal year 2013 compared to 29.1% in the second quarter of fiscal year 2012. During the second fiscal quarter of fiscal year 2013, the Company recognized a state income tax benefit for employment related tax credits aggregating $1.0 million generated during the years 2006 through 2012. These prior year state tax credits resulted in a discrete $600 thousand reduction (net of federal and state tax consequences) in income tax expense and lowered the effective income tax rate by 5.7% in the second quarter of fiscal year 2013.

Income from Continuing Operations. Income from continuing operations of $7.9 million in the second quarter of fiscal year 2013 increased by $2.0 million compared to the second quarter of fiscal year 2012.

Net Income (Loss) Applicable to Preferred and Common Shareholders. Net income applicable to preferred and common shareholders was $7.8 million in the second quarter of fiscal year 2013 compared to $5.8 million in the second quarter of fiscal year 2012.

Twenty-six weeks ended June 30, 2013 compared to twenty-six weeks ended June 24, 2012

Overview. The first twenty-six weeks of fiscal year 2013 operating income increased from the first twenty-six weeks of fiscal year 2012 by $5.1 million to $23.9 million. The first twenty-six weeks of fiscal year 2013 operating income was favorably impacted by a $10.1 million increase in restaurant sales which was somewhat offset by increased food and restaurant operating expenses. Higher restaurant sales were attributable both to an increase in the number of customers as measured by an increase in entrées and an increase in average check. Income from continuing operations increased from the first twenty-six weeks of fiscal year 2012 by $4.7 million to $16.6 million. Net income for the first twenty-six weeks of fiscal year 2013 was adversely impacted by loss from discontinued operations. The first twenty-six weeks of fiscal year 2013 $1.2 million loss from discontinued operations, net of income taxes, includes a $1.1 million loss attributable to property we lease near the United Nations in Manhattan. We recognized the loss as a consequence of a remeasurement of our lease exit costs due to the subtenant abandoning the property subleased from us. The first twenty-six weeks of fiscal year 2013 net income increased from first twenty-six weeks of fiscal year 2012 by $3.5 million to $15.4 million.

Preferred stock requirements are deducted from net income to arrive at net income (loss) applicable to preferred and common shareholders. During the first twenty-six weeks of fiscal year 2012, we reported a $24.4 million loss applicable to shareholders due to the repurchase of all of the Company’s Preferred Stock. We recorded a reduction of net income applicable to shareholders of $35.8 million in the first twenty-six weeks of fiscal year 2012 to reflect the excess of the redemption value over the carrying value of the preferred shares redeemed.

Restaurant Sales. Restaurant sales increased $10.1 million, or 5.4%, to $197.9 million in the first twenty-six weeks of fiscal year 2013 from the first twenty-six weeks of fiscal year 2012. Company-owned comparable restaurant sales for Ruth’s Chris Steak House increased 5.7%, which consisted of a traffic increase of 2.5% and an average check increase of 3.1%. Company-owned comparable restaurant sales at Mitchell’s Fish Market was relatively flat to the first twenty-six weeks of fiscal year 2012. Mitchell’s Fish Market traffic decreased 0.1% and the average check increased 0.1%.

Franchise Income. Franchise income increased $0.6 million, or 9.1%, to $7.3 million in the first twenty-six weeks of fiscal year 2013 from the first twenty-six weeks of fiscal year 2012. The increase was driven by five new locations which opened since June 2012 and an increase in comparable franchise-owned restaurant sales of 2.1%.

Other Operating Income. Other operating income increased $1.0 million to $3.9 million in the first twenty-six weeks of fiscal year 2013 from the first twenty-six weeks of fiscal year 2012. The increase was attributable to higher gift card breakage income in the first twenty-six weeks of fiscal year 2013. Our management fee and our share of income from the Cherokee location was $0.3 million in the first twenty-six weeks of fiscal year 2013 and $0 in the first twenty-six weeks of fiscal year 2012.

Food and Beverage Costs. Food and beverage costs increased $0.7 million, or 1.2%, to $60.9 million in the first twenty-six weeks of fiscal year 2013 from the first twenty-six weeks of fiscal year 2012. As a percentage of restaurant sales, food and beverage costs decreased to 30.8% in the first twenty-six weeks of fiscal year 2013 from 32.1% in the first twenty-six weeks of fiscal year 2012. This decrease in food and beverage costs as a percentage of restaurant sales was primarily due to the favorable impact of sales increasing proportionally more than beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $3.6 million, or 3.8%, to $97.2 million in the first twenty-six weeks of fiscal year 2013 from the first twenty-six weeks of fiscal year 2012. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 49.1% in the first twenty-six weeks of fiscal year 2013 from 49.9% in the first twenty-six weeks of fiscal year 2012 due to leveraging higher comparable restaurant sales.

Marketing and Advertising. Marketing and advertising expenses increased $1.5 million to $5.6 million in the first twenty-six weeks of fiscal year 2013 from the first twenty-six weeks of fiscal year 2012. The increase in marketing and advertising expenses in the first twenty-six weeks of fiscal year 2013 was attributable to planned television advertising spending.

General and Administrative. General and administrative expenses increased $1.5 million to $14.6 million in the first twenty-six weeks of fiscal year 2013 from the first twenty-six weeks of fiscal year 2012 primarily due to increases in performance-based compensation, stock compensation and professional fees.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased $0.6 million to $6.7 million in the first twenty-six weeks of fiscal year 2013 primarily due to certain property and equipment becoming fully depreciated.

Interest Expense. Interest expense decreased $0.2 million to $0.9 million in the first twenty-six weeks of fiscal year 2013 from the first twenty-six weeks of fiscal year 2012. The decrease in expense was due to lower interest rates and a lower average debt balance in the first twenty-six weeks of fiscal year 2013.

Income Tax Expense. During the first twenty-six weeks of fiscal year 2013, we recognized income tax expense of $6.4 million. During the first twenty-six weeks of fiscal 2012 we recognized income tax expense of $5.0 million. The effective tax rate decreased to 27.9% in the first twenty-six weeks of fiscal year 2013 compared to 29.5% in the first twenty-six weeks of fiscal year 2012. During the second fiscal quarter of fiscal year 2013, the Company recognized a state income tax benefit for employment related tax credits aggregating $1.0 million generated during the years 2006 through 2012. These prior year state tax credits resulted in a discrete $600 thousand reduction (net of federal and state tax consequences) in income tax expense and lowered the effective income tax rate by 2.6% in the first twenty-six weeks of fiscal year 2013.

Income from Continuing Operations. Income from continuing operations of $16.6 million in the first twenty-six weeks of fiscal year 2013 increased by $4.7 million compared to the first twenty-six weeks of fiscal year 2012.

Income (Loss) from Discontinued Operations, net of income taxes. Income (loss) from discontinued operations, net of income taxes for the first twenty-six weeks of fiscal year 2013 was a loss of $1.2 million. The loss includes a $1.1 million loss, net of income tax benefit, attributable to property we lease near the United Nations in Manhattan. We recognized the loss as a consequence of the remeasurement of our lease exit costs due to the subtenant abandoning the property subleased from us.

Net Income (Loss) Applicable to Preferred and Common Shareholders. Net income applicable to preferred and common shareholders was $15.4 million in the first twenty-six weeks of fiscal year 2013 compared to $24.4 million net loss in the first twenty-six weeks of fiscal year 2012. Net income applicable to preferred and common shareholders in the first twenty-six weeks of fiscal year 2012 included charges for preferred stock dividends of $0.5 million and accretion of preferred stock redemption value of $0.1 million. We also recorded a reduction of net income applicable to shareholders of $35.8 million in the first fiscal twenty-six weeks of 2012 to reflect the excess of the redemption value over the carrying value of the preferred shares redeemed.

Liquidity and Capital Resources

Overview

Our principal sources of cash during the first twenty-six weeks of fiscal year 2013 were net cash provided by operating activities and borrowings under our $100 million senior credit facility. Our principal uses of cash during the first twenty-six weeks of fiscal year 2013 were for capital expenditures, principal repayments on our senior credit facility and dividends.

On March 8, 2012, we repurchased all of our issued and outstanding shares of Preferred Stock for $60.2 million in cash. The purchase price, which included all accrued and unpaid dividends owed on the preferred stock, was funded using borrowings under our $100 million senior credit facility. We believe the repurchase of all of the outstanding Preferred Stock enhanced our capital structure by reducing our potentially fully diluted common share base and eliminating the preferred dividends. As a result of the repurchase, our potential fully diluted common share base decreased by approximately 8.6 million shares and the 10% dividend on the preferred stock, which amounted to $2.5 million in fiscal year 2011, was eliminated.

On May 3, 2013, we announced that our Board of Directors approved a common stock repurchase program. Under the program, we may from time to time purchase up to $30 million of our outstanding common stock. The share repurchases will be made at our discretion in the open market or in negotiated transactions depending on share price, market conditions or other factors. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares. As of June 30, 2013, no shares have been repurchased under the common stock repurchase program.

On May 30, 2013, we paid a quarterly cash dividend of $0.04 per share, $1.4 million in the aggregate. On August 2, 2013, we announced that our Board of Directors declared a quarterly cash dividend of $0.04 per share, $1.4 million in aggregate, to be paid on August 29, 2013 to stockholders of record as of the close of business on August 15, 2013. Future dividends will be subject to the approval of our Board of Directors.

We have reduced borrowing under our senior credit facility by $5.0 million since the end of fiscal year 2012 and by $31.0 million since the end of the second quarter of fiscal year 2012. As of June 30, 2013, we had an aggregate of $40.0 million of outstanding indebtedness under our senior credit facility at a weighted average interest rate of 3.09% with approximately $55.9 million of borrowings available, net of outstanding letters of credit of approximately $4.1 million. The 3.09% weighted average interest rate includes a 2.50% interest rate on outstanding indebtedness, plus fees on our unused borrowing capacity and outstanding letters of credit. As of June 30, 2013, we were in compliance with all the covenants under our senior credit facility. We amended our senior credit agreement in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchases of common and preferred stock. As a result of the amendment, we are now permitted to make up to $100 million in junior stock payments; $1.4 million of such payments had been made as of June 30, 2013.

We anticipate capital expenditures for fiscal year 2013 will aggregate approximately $14 million to $16 million. We believe that our borrowing ability under our senior credit facility coupled with our anticipated cash flow from operations should provide us with adequate liquidity in fiscal year 2013.

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	26 Weeks Ended
	June 30,	June 24,
	2013	2012
Net cash provided by (used in):
Operating activities	$9,455	$17,346
Investing activities	(4,633)	(4,653)
Financing activities	(7,201)	(12,129)
Net increase (decrease) in cash and cash equivalents	$(2,379)	$564

Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising and general and administrative costs. Operating activities provided cash flow during the first quarters of both fiscal years 2013 and 2012 primarily because operating revenues have exceeded cash-based expenses. Cash provided by operating activities was lower in the first twenty-six weeks of fiscal year 2013 compared to the first twenty-six weeks of fiscal year 2012 primarily due to the fiscal year 2013 payments of fiscal year 2012 performance based compensation liabilities and a $2.5 million payment to settle certain liabilities pertaining to unclaimed property.

Cash used in investing activities in both periods pertained primarily to restaurant remodel projects. Investing activities in the first twenty-six weeks of fiscal year 2013 also included the cost of relocating our Houston restaurant.

Financing activities used cash in both periods. During the first twenty-six weeks of fiscal year 2013 we reduced the debt outstanding under our senior credit facility by $5.0 million. We also paid dividends of $1.4 million during the first twenty-six weeks of fiscal year 2013. During the first twenty-six weeks of fiscal year 2012 we repurchased all of our outstanding preferred stock for $60.2 million, which was funded by our senior credit facility. We also repaid $11.0 million of debt, net, using cash provided by operations.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the second quarter of fiscal year 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At June 30, 2013, the Company had $40.0 million of variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Ceteris paribus, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2013 of approximately $0.4 million.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. The Company has purchase price agreements for beef representing approximately 50% to 55% of its needs from July through December 2013. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. Ceteris paribus, a hypothetical 10% fluctuation in beef prices would have an approximate impact ranging from $2 million to $3 million on pre-tax earnings for the balance of fiscal year 2013.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2013. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended June 30, 2013, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012, except for the following, which should be read in conjunction with the risk factors and information disclosed in such Annual Report on Form 10-K.

We cannot assure you that we will continue to pay quarterly cash dividends on our common stock. Failure to continue to pay quarterly cash dividends to our stockholders could cause the market price for our common stock to decline.

Our ability to pay quarterly cash dividends will be subject to, among other things, our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our board of directors deems relevant. There can be no assurance that we will continue to pay a quarterly cash dividend in the future. Any reduction or discontinuance by us of the payment of quarterly cash dividends could cause the market price of our common stock to decline. Moreover, in the event our payment of quarterly cash dividends is reduced or discontinued, our failure or inability to resume paying quarterly cash dividends at historical levels could result in a lower market valuation of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

 ITEM 5.      OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1  Ruth’s Hospitality Group, Inc. Amended and Restated 2005 Long-Term Equity Incentive Plan, filed as Appendix A to the Proxy Statement dated April 19, 2013 and incorporated by reference herein.

10.2  First Amendment to the Second Amended and Restated Credit Agreement, dated as of May 8, 2013, by and among the Company, the lenders from time to time party thereto, the guarantors from time to time party thereto and Wells Fargo, National Association, as administrative agent, filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 13, 2013 and incorporated by reference herein.

31.1  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*     XBRL Instance Document.

101.SCH*      XBRL Taxonomy Extension Schema Document.

101.CAL*     XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*     XBRL Taxonomy Definition Linkbase Document.

101.LAB*     XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*     XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: August 5, 2013