Form 10-Q
period 2013-09-29
Ruths Hospitality Group, Inc.
filed 2013-11-06
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2013 was 35,601,374, which includes 625,945 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	September 29,	December 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$5,277	$7,909
Accounts receivable, less allowance for doubtful accounts 2013 - $765; 2012 - $378	10,224	11,295
Inventory	7,038	7,921
Assets held for sale	0	1,153
Prepaid expenses and other	1,926	1,863
Deferred income taxes	2,034	1,855
Total current assets	26,499	31,996
Property and equipment, net of accumulated depreciation 2013 - $121,935; 2012 - $112,292	91,957	89,979
Goodwill	22,097	22,097
Franchise rights	32,200	32,200
Trademarks	10,676	10,676
Other intangibles, net of accumulated amortization 2013 - $2,643; 2012 - $2,456	5,864	6,031
Deferred income taxes	31,677	35,472
Other assets	2,357	2,906
Total assets	$223,327	$231,357

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$9,508	$13,126
Accrued payroll	14,951	16,023
Accrued expenses	7,283	7,097
Deferred revenue	20,289	31,214
Other current liabilities	7,681	7,189
Total current liabilities	59,712	74,649
Long-term debt	37,000	45,000
Deferred rent	23,056	24,358
Other liabilities	4,682	4,962
Total liabilities	124,450	148,969
Commitments and contingencies (Note 12)	0	0
Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 34,974,309 shares issued and outstanding at September 29, 2013 34,434,858 shares issued and outstanding at December 30, 2012	350	344
Additional paid-in capital	168,427	167,403
Accumulated deficit	(69,900)	(85,359)
Treasury stock, at cost; 71,950 shares at September 29, 2013 and December 30, 2012	0	0
Total shareholders' equity	98,877	82,388
Total liabilities and shareholders' equity	$223,327	$231,357

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss)—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012

Revenues:
Restaurant sales	$84,376	$80,901	$282,304	$268,674
Franchise income	3,498	3,256	10,809	9,955
Other operating income	708	177	4,645	3,081

Total revenues	88,582	84,334	297,758	281,710

Costs and expenses:
Food and beverage costs	26,462	25,732	87,411	85,966
Restaurant operating expenses	46,788	44,842	144,006	138,591
Marketing and advertising	2,036	2,206	7,636	6,344
General and administrative costs	7,257	5,969	21,849	19,082
Depreciation and amortization expenses	3,061	3,577	9,804	10,923
Pre-opening costs	317	145	460	266
Gain on settlements	(2,156)	0	(2,156)	0

Total costs and expenses	83,765	82,471	269,010	261,172

Operating income	4,817	1,863	28,748	20,538

Other income (expense):
Interest expense, net	(415)	(680)	(1,346)	(1,759)
Debt issuance costs written-off	0	0	0	(807)
Other	(92)	16	(54)	89

Income from continuing operations before income tax expense	4,310	1,199	27,348	18,061
Income tax expense	1,370	320	7,788	5,296

Income from continuing operations	2,940	879	19,560	12,765
Income (loss) from discontinued operations, net of income taxes	(53)	(77)	(1,246)	(35)

Net income	2,887	802	18,314	12,730

Preferred stock dividends	0	0	0	514
Accretion of preferred stock redemption value	0	0	0	73

Excess of redemption value over carrying value of preferred shares redeemed	0	0	0	35,776
Net income (loss) applicable to preferred and common shareholders	$2,887	$802	$18,314	(23,633)
Basic earnings (loss) per common share:
Continuing operations	$0.08	$0.02	$0.57	$(0.69)
Discontinued operations	0	0	(0.04)	0
Basic earnings (loss) per share	$0.08	$0.02	$0.53	$(0.69)

Diluted earnings (loss) per common share:
Continuing operations	$0.08	$0.02	$0.55	$(0.69)
Discontinued operations	0	0	(0.04)	0
Diluted earnings (loss) per share	$0.08	$0.02	$0.51	$(0.69)

Shares used in computing net income (loss) per common share:
Basic	34,956,353	34,373,629	34,688,579	34,283,068
Diluted	35,795,508	35,185,209	35,729,451	34,283,068

Dividends declared per common share	$0.04	$0	$0.08	$0

 See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

for the Thirty-nine Weeks ended September 29, 2013 and September 23, 2012

(Amounts in thousands)

	Common Stock		Additional	Accumulated	Treasury Stock		Shareholders'
	Shares	Value	Paid-in Capital	Deficit	Shares	Value	Equity

Balance at December 30, 2012	34,434	$344	$167,403	$(85,359)	72	$-	$82,388

Net income	-	-	-	18,314	-	-	18,314

Dividends	-	-	-	(2,854)	-	-	(2,854)
Shares issued under stock compensation plan net of shares withheld for tax effects	540	5	(1,819)	-	-	-	(1,814)
Excess tax benefit from stock based compensation	-	-	985	-	-	-	985

Stock-based compensation	-	-	1,858	-	-	-	1,858
Balance at September 29, 2013	34,974	$350	$168,427	$(69,900)	72	-	$98,877

Balance at December 25, 2011	34,150	$341	$200,524	$(101,225)	72	$-	$99,640

Net income	-	-	-	12,730	-	-	12,730

Preferred stock dividends	-	-	-	(514)	-	-	(514)

Accretion of preferred stock redemption value	-	-	(73)	-	-	-	(73)

Excess of redemption value over carrying value of Preferred Shares redeemed	-	-	(35,776)	-	-	-	(35,776)

Shares issued under stock compensation plan including tax effects	224	3	326	-	-	-	329

Stock-based compensation	-	-	1,632	-	-	-	1,632
Balance at September 23, 2012	34,374	$344	$166,633	$(89,009)	72	-	$77,968

See accompanying notes to condensed consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Unaudited

(Amounts in thousands)

	39 Weeks Ended
	September 29,	September 23,
	2013	2012
Cash flows from operating activities:
Net income	$18,314	$12,730

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,804	10,923
Deferred income taxes	3,615	2,611
Non-cash interest expense	315	363
Debt issuance costs written-off	0	807
Loss on the disposal of property and equipment, net	3	0
Amortization of below market lease	97	97
Stock-based compensation expense	1,858	1,632
Changes in operating assets and liabilities:
Accounts receivables	1,071	3,766
Inventories	883	472
Prepaid expenses and other	(63)	(966)
Other assets	233	48
Accounts payable and accrued expenses	(6,726)	(2,880)
Deferred revenue	(10,925)	(7,689)
Deferred rent	(1,302)	429
Other liabilities	1,627	472
Net cash provided by operating activities	18,804	22,815

Cash flows from investing activities:
Acquisition of property and equipment	(10,882)	(8,703)
Proceeds from sale of property and equipment	1,104	0
Net cash used in investing activities	(9,778)	(8,703)

Cash flows from financing activities:
Principal borrowings on long-term debt	6,500	71,500
Principal repayments on long-term debt	(14,500)	(24,500)
Redemption of Series A 10% redeemable convertible preferred stock	0	(59,740)
Income tax benefits from the vesting of restricted stock	985	0
Proceeds from exercise of stock options	161	328
Tax payments pertaining to the vesting of restricted stock	(1,974)	0
Dividend payments	(2,830)	(1,103)
Deferred financing costs	0	(610)
Net cash used in financing activities	(11,658)	(14,125)

Net decrease in cash and cash equivalents	(2,632)	(13)
Cash and cash equivalents at beginning of period	7,909	3,925
Cash and cash equivalents at end of period	$5,277	$3,912

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$1,061	$1,462
Income taxes	$2,382	$1,388

Noncash investing and financing activities:
Excess accrual-based acquisition of property and equipment	$782	$(410)

See accompanying notes to condensed consolidated financial statements.

 RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the Company) as of September 29, 2013 and December 30, 2012 and for the thirteen and thirty-nine weeks ended September 29, 2013 and September 23, 2012 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. The Company owns the Ruth’s Chris Steak House, Mitchell’s Fish Market, Columbus Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse concepts.

As of September 29, 2013, there were 138 Ruth’s Chris Steak House restaurants, of which 63 were Company-owned, 74 were franchisee-owned, and one location was operating under a management agreement. All Company-owned restaurants are located in the United States. The franchisee-owned restaurants include seventeen international restaurants in Aruba, Canada, China (Hong Kong), El Salvador, Japan, Mexico, Singapore, Taiwan, and the United Arab Emirates. A Ruth’s Chris Steak House located at Harrah’s Casino in Cherokee, NC operates under a management agreement between the Company and the Eastern Band of Cherokee Indians. The management fee and our share of the income from the Cherokee, NC location are included in other operating income in the accompanying condensed consolidated statements of income (loss).

Three new Ruth’s Chris Steak House locations opened during the thirty-nine weeks ended September 29, 2013, including a second franchise restaurant located in San Juan in April 2013, a franchise restaurant located in Chattanooga, TN in July 2013 and a franchise restaurant opened in early 2013 in Las Vegas, NV under a licensing agreement with Harrah’s Casino. The fee from the licensing agreement is included in franchise income in the accompanying condensed consolidated statements of income (loss). Due to an expiring lease term, the Company closed its Ruth’s Chris Steak House location in Phoenix, AZ, on March 31, 2013 after twenty-seven years of operation. The Company-owned Ruth’s Chris Steak House location in Houston, TX was relocated in July 2013. A franchise restaurant located in Dubai was closed in July 2013.

The Company also operates 19 Mitchell’s Fish Markets and three Cameron’s/Mitchell’s Steakhouse restaurants, located primarily in the Mid-west and Florida.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended September 29, 2013 and September 23, 2012 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC’s rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended September 29, 2013 and September 23, 2012 each contained 13 weeks and are referred to herein as the third quarter of fiscal year 2013 and the third quarter of fiscal year 2012, respectively. Fiscal year 2013 is a 52-week year and fiscal year 2012 was a 53-week year.

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

Reclassifications

The operating results of a closed location (see Note 10) have been reclassified to the discontinued operations line of the condensed consolidated statements of income (loss). These reclassifications had no effect on previously reported net income.

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

(3) Long-term Debt

Long-term debt consists of the following (in thousands):

	September 29,	December 30,
	2013	2012
Senior Credit Facility:
Revolving credit facility	$37,000	$45,000
Less current maturities	-	-
	$37,000	$45,000

As of September 29, 2013, the Company had an aggregate of $37.0 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 2.7% with approximately $58.9 million of borrowings available, net of outstanding letters of credit of approximately $4.1 million. The 2.7% weighted average rate includes a 2.2% interest rate on outstanding indebtedness, plus fees on the Company’s unused borrowing capacity and outstanding letters of credit.

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

The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on the Company’s ability to enter into joint ventures, acquisitions, and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Amended and Restated Credit Agreement requires the Company to maintain a fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio of 2.50:1.00. The agreement was amended in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchase of common and preferred stock. Junior stock payments made subsequent to December 30, 2012 through the end of the agreement are limited to $100 million; $2.8 million of such payments had been made as of September 29, 2013. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default. As of September 29, 2013, the Company was in compliance with the covenants under the Amended and Restated Credit Agreement.

As a result of the February 2012 amendment, $100 thousand of legal fees were incurred in the first quarter of fiscal year 2012. In addition, $807 thousand of previously deferred debt issuance costs were written off because the participants of the lending group changed.

(4) Shareholders’ Equity

On May 3, 2013, the Company announced that the Board of Directors approved a common stock repurchase program. Under the program the Company may from time to time purchase up to $30 million of its outstanding common stock. The share repurchases will be made at the Company’s discretion, within pricing parameters set by the Board of Directors, in the open market or in negotiated transactions depending on share price, market conditions or other factors. As of September 29, 2013, no shares have been repurchased under the common stock repurchase program.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date

Fiscal Year 2013:
May 3, 2013	$0.04	May 16, 2013	$1,430	May 30, 2013
July 24, 2013	$0.04	August 15, 2013	$1,424	August 29, 2013

Subsequent to the end of the third quarter of fiscal year 2013, the Company’s Board of Directors declared a $0.04 per share cash dividend ($1.4 million in total) payable on November 26, 2013.

(5) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of September 29, 2013 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

During the third quarter of fiscal year 2013, the Company had no assets or liabilities measured on a recurring or nonrecurring basis subject to the disclosure requirements of “Fair Value Measurements and Disclosures,” FASB ASC Topic 820.

(6) Segment Information

The Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse restaurant concepts in North America are managed as operating segments. The concepts operate within the full-service dining industry, providing similar products to similar customers. Revenues from external customers are derived principally from food and beverage sales. The Company does not rely on any major customers as a source of revenue.

For financial reporting purposes, the Company has determined that is has three reportable segments: Company-owned steakhouse restaurants, Company-owned fish market restaurants and franchise operations. The Company-owned Ruth’s Chris Steak House and Cameron’s Steakhouse restaurants are both included in the Company-owned steakhouse restaurant segment. As of September 29, 2013, (i) the Company-owned steakhouse restaurant segment included 63 Ruth’s Chris Steak House restaurants, three Cameron’s Steakhouse restaurants and one Ruth’s Chris Steak House restaurant operating under a management agreement,(ii) the Company-owned fish market restaurant segment included 19 Mitchell’s Fish Market restaurants and (iii) the franchise operations segment included 74 franchisee-owned Ruth’s Chris Steak House restaurants. Because the Company-owned steakhouse restaurant operating margins, measured by segment profit as a percentage of segment revenue, have been greater than the operating margins of the Company-owned fish market restaurants, the results of those segments are reported separately. Segment profits for the Company-owned steakhouse and fish market restaurant segments equals segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse and fish market restaurant segments include restaurant sales, management agreement income and other restaurant income. Revenue from unredeemed gift cards is not allocated to operating segments. Segment expenses for the Company-owned steakhouse and fish market restaurant segments include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the segments for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. Except for health care costs, the accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements; health care costs are allocated to the Company-owned steakhouse and fish market restaurant segments based on annual budgeted health care costs. Not all operating expenses are allocated to operating segments. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment. Segment information related to the Company’s three reportable business segments follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 29,	September 23,	September 29,	September 23,
	2013	2012	2013	2012

Revenues:
Company-owned steakhouse restaurants	$68,490	$64,504	$232,700	$218,021
Company-owned fish market restaurants	16,694	16,934	52,154	52,374
Franchise operations	3,498	3,256	10,809	9,955
Unallocated other revenue and revenue discounts	(100)	(360)	2,095	1,360
Total revenues	$88,582	$84,334	$297,758	$281,710

Segment profits:
Company-owned steakhouse restaurants	$10,527	$9,415	$47,071	$40,502
Company-owned fish market restaurants	1,146	1,292	5,078	5,209
Franchise operations	3,498	3,256	10,809	9,955
Total segment profit	15,171	13,963	62,958	55,666

Unallocated operating income	161	(203)	3,383	1,487
Marketing and advertising expenses	(2,036)	(2,206)	(7,636)	(6,344)
General and administrative costs	(7,257)	(5,969)	(21,849)	(19,082)
Depreciation and amortization expenses	(3,061)	(3,577)	(9,804)	(10,923)
Pre-opening costs	(317)	(145)	(460)	(266)
Gain on settlements	2,156	0	2,156	0
Interest expense, net	(415)	(680)	(1,346)	(1,759)
Debt issuance costs written off	0	0	0	(807)
Other income (expense)	(92)	16	(54)	89
Income from continuing operations before income tax expense	$4,310	$1,199	$27,348	$18,061

Capital expenditures:
Company-owned steakhouse restaurants	$3,094	$2,445	$8,565	$6,708
Company-owned fish market restaurants	668	295	1,569	927
Corporate assets	848	449	1,511	657
Total capital expenditures	$4,610	$3,189	$11,645	$8,292

	September 29,	December 30,
	2013	2012

Total assets:
Company-owned steakhouse restaurants	$142,163	$143,573
Company-owned fish market restaurants	32,183	32,430
Franchise operations	1,545	1,920
Corporate assets - unallocated	15,759	17,962
Deferred income taxes - unallocated	31,677	35,472
Total assets	$223,327	$231,357

There are 74 Ruth’s Chris Steak House franchise locations, including 17 international locations. During the third quarters of fiscal years 2013 and 2012, franchise income attributable to international locations was $0.7 million and $0.6 million, respectively. During the first thirty-nine weeks of fiscal years 2013 and 2012, franchise income attributable to international locations was $2.1 million and $1.9 million, respectively. During the thirty-nine weeks ended September 29, 2013, three new Ruth’s Chris Steak House franchise locations opened, including a second franchise restaurant located in San Juan in April 2013, a franchise restaurant located in Chattanooga in July 2013 and a location in Las Vegas, NV operating under a license agreement with the Company. A franchise restaurant located in Dubai was closed in July 2013. In January 2013, the Company signed an agreement with the Ko Group for the development of four new franchised Ruth’s Chris Steak House restaurants to be opened in the People’s Republic of China over the next three years.

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

Under the 2000 Stock Option Plan, there were 9,527 shares of common stock issuable upon exercise of currently outstanding options at September 29, 2013 and no future grants are able to be made. Under the Amended and Restated 2005 Equity Incentive Plan, at September 29, 2013 there were 1,308,137 shares of common stock issuable upon exercise of currently outstanding options, 625,945 currently outstanding restricted stock awards and 2,437,287 shares available for future grants. Outstanding restricted stock is not included in common stock outstanding amounts. Total stock compensation expense recognized during the third quarters of fiscal years 2013 and 2012 was $0.5 million and $0.6 million, respectively. Total stock compensation expense recognized for the first thirty-nine weeks of September 29, 2013 and September 23, 2012 was $1.9 million and $1.6 million, respectively.

(8) Settlement of Gain Contingency

During the third quarter of fiscal year 2013, the Company settled two casualty loss claims which previously arose and recognized an aggregate gain of $2.2 million, net of fees incurred. The majority of the gain pertained to compensation awarded by the claims administrator pursuant to the settlement agreement reached in litigation related to the 2010 Deepwater Horizon oil spill in the Gulf of Mexico.

(9) Income Taxes

A reconciliation of the U.S. statutory rate to the effective rate applicable to continuing operations for the first thirty-nine weeks of fiscal years 2013 and 2012 follows:

	39 Weeks Ended
	September 29,	September 23,
	2013	2012
Income tax expense at statutory rates	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.1%	4.6%
Federal employment tax credits	-9.4%	-13.6%
Prior year state credits	-2.2%	0.0%
Other	1.0%	3.3%
Effective tax rate	28.5%	29.3%

Income tax expense (benefit) is allocated to discontinued operations based on the marginal tax impact of discontinued operations. The Company’s effective tax rate for combined income from continuing operations and discontinued operations was 31.7% and 26.0% for the third quarters of fiscal years 2013 and 2012, respectively. The Company’s effective tax rate for combined income from continuing operations and discontinued operations was 27.7% and 29.2% for the first thirty-nine weeks of fiscal years 2013 and 2012, respectively. During the first thirty-nine weeks of fiscal year 2013, the Company recognized a state income tax benefit for employment related tax credits aggregating $1.0 million based on qualified employee wages during the years 2006 through 2012. These prior year state tax credits resulted in a discrete $600 thousand reduction (net of federal and state tax consequences) in income tax expense. Approximately half of the benefit will be realized on a carryback basis by amending prior year state income tax returns and management expects that the remainder of the benefit will be realized on a carryforward basis. Pursuant to state legislation enacted in July 2013, restaurant companies will not be able to claim credits for employees hired after January 1, 2014 and the carryforward period for existing credits is limited to ten years.

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income or state tax examinations for years before 2009.

(10) Discontinued Operations

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

Discontinued operations consist of the following (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 29,	September 23,	September 29,	September 23,
	2013	2012	2013	2012
Revenues	$-	$461	$808	$1,800

Income (loss) before income taxes	$(86)	$(114)	$(2,033)	$(77)

Income (loss) from discontinued operations, net of income taxes	$(53)	$(77)	$(1,246)	$(35)

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

The Company accounts for the exit costs in accordance with the provisions of “Exit or Disposal Cost Obligations,” FASB ASC Topic 420, which requires that such costs be expensed in the periods when such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying consolidated statements of income (loss). In August 2005, the Company ceased operations at its location near the United Nations in Manhattan. The Company has remaining lease commitments of $0.6 million per fiscal year through September 2016. The Company entered into a sublease agreement in April 2011 in order to recover some of the amounts due under the remaining lease term. As of December 30, 2012, the Company had recorded a contingent lease liability of $0.8 million related to this property which was net of a contra-liability for the present value of anticipated sublease income. In March 2013, the subtenant vacated the property. The Company has commenced legal proceedings to recover all amounts due. Loss from discontinued operations for the first thirty-nine weeks of 2013 includes the impact of a remeasurement of our lease exit costs. The remeasurement included (a) the write-off of the $1.4 million contra liability and (b) the write-off of past due rent and utility amounts owed by the subtenant. The loss before income taxes on discontinued operations for the first thirty-nine weeks of 2013 includes $1.2 million from the location near the United Nations in Manhattan. As of September 29, 2013, the recorded contingent lease liability was $1.9 million and the subtenant owed the Company $570 thousand for past due rent and utilities.

 (11) Earnings Per Share

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

Diluted earnings per share for the third quarters of fiscal years 2013 and 2012 excludes stock options and restricted shares of 159,909 and 848,607, respectively, which were outstanding during the period but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for third quarters of fiscal years 2013 and 2012 were $18.67 and $10.18 per share, respectively.

Diluted earnings per share for the first thirty-nine weeks of fiscal year 2013 and 2012 excludes stock options and restricted shares of 234,830 and 745,562, respectively, which were outstanding during the period but were anti-dilutive. Diluted earnings per share for the first thirty-nine weeks ended September 23, 2012 also excludes the 8,620,690 shares of common stock issuable upon the conversion of 25,000 shares of Preferred Stock, which were outstanding until their repurchase and retirement on March 8, 2012, but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for the thirty-nine weeks of fiscal years 2013 and 2012 were $18.66 and $11.59 per share, respectively.

 The following table sets forth the computation of basic earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended		39 Weeks Ended
	September 29,	September 23,	September 29,	September 23,
	2013	2012	2013	2012

Income from continuing operations	$2,940	$879	$19,560	$12,765
Income (loss) from discontinued operations, net of income taxes	(53)	(77)	(1,246)	(35)
Net income	2,887	802	18,314	12,730
Preferred stock dividends	-	-	-	514
Accretion of preferred stock redemption value	-	-	-	73
Excess of redemption value over carrying value of preferred stock redeemed	-	-	-	35,776
Undistributed net income (loss)	2,887	802	18,314	(23,633)
Undistributed net income (loss) allocated to preferred shareholders	-	-	-	-
Net income (loss) applicable to common shareholders	$2,887	$802	$18,314	$(23,633)
Shares:
Weighted average number of common shares outstanding - basic	34,956,353	34,373,629	34,688,579	34,283,068

Basic earnings per common share:
Continuing operations	$0.08	$0.02	$0.57	$(0.69)
Discontinued operations	-	-	(0.04)	-
Basic earnings per common share	$0.08	$0.02	$0.53	$(0.69)

The following table sets forth the computation of diluted earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended		39 Weeks Ended
	September 29,	September 23,	September 29,	September 23,
	2013	2012	2013	2012

Income from continuing operations	$2,940	$879	$19,560	$12,765
Income (loss) from discontinued operations, net of income taxes	(53)	(77)	(1,246)	(35)
Net income	2,887	802	18,314	12,730
Preferred stock dividends	-	-	-	514
Accretion of preferred stock redemption value	-	-	-	73
Excess of redemption value over carrying value of preferred stock redeemed	-	-	-	35,776
Net income (loss) applicable to preferred and common shareholders	$2,887	$802	$18,314	$(23,633)
Shares:
Weighted average number of common shares outstanding - basic	34,956,353	34,373,629	34,688,579	34,283,068
Dilutive shares	839,155	811,580	1,040,872	-
Dilutive convertible preferred stock	-	-	-	-
Weighted-average number of common shares outstanding - diluted	35,795,508	35,185,209	35,729,451	34,283,068

Diluted earnings per common share:
Continuing operations	$0.08	$0.02	$0.55	$(0.69)
Discontinued operations	-	-	(0.04)	-
Diluted earnings per common share	$0.08	$0.02	$0.51	$(0.69)

(12) Commitments and Contingencies

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

The Company is subject to unclaimed or abandoned property (escheat) laws which require the Company to turn over to certain state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. The Company is subject to audit by individual U.S. states with regard to its escheatment practices. During fiscal year 2012, the Company agreed to pay $2.5 million to settle certain liabilities pertaining to unclaimed property returns which had not been filed timely, which was paid during the first quarter of fiscal year 2013. The settlement liability was previously accrued and did not affect the fiscal year 2012 or fiscal year 2013 income statements. During fiscal years 2013 and 2014, management expects to enter into settlement discussions with other states in an effort to settle liabilities pertaining to unclaimed property returns which have not been filed timely. Management does not expect the settlement of these liabilities to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

As of September 29, 2013, there were 138 Ruth’s Chris Steak House restaurants, of which 63 were Company-owned, 74 were franchisee-owned, and one location was operating under a management agreement. All Company-owned restaurants are located in the United States. The franchisee-owned restaurants include seventeen international franchisee-owned restaurants in Aruba, Canada, China (Hong Kong), El Salvador, Japan, Mexico, Singapore, Taiwan, and the United Arab Emirates. Three new Ruth’s Chris Steak House locations opened during the thirty-nine weeks ended September 29, 2013, including a second franchise restaurant located in San Juan in April 2013, a franchise restaurant located in Chattanooga, TN in July 2013 and a franchise restaurant opened in early 2013 in Las Vegas, NV under a licensing agreement with Harrah’s Casino under which we receive a fee as a percentage of sales. Due to an expiring lease term, we closed our Ruth’s Chris Steak House Company-owned restaurant in Phoenix, AZ, on March 31, 2013. Our Ruth’s Chris Steak House in Houston, TX was relocated in July 2013. A franchise restaurant located in Dubai was closed in July 2013. We are targeting to open four new Company-owned restaurants in 2014 – one each in Denver, CO, Dallas, TX, Gaithersburg, MD and Los Angeles, CA. We expect that a franchisee will open one new restaurant during the remainder of 2013.

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

	13 Weeks Ended				39 Weeks Ended
	September 29,		September 23,		September 29,		September 23,
	2013		2012		2013		2012
Revenues:
Restaurant sales	95.3%		95.9%		94.8%		95.4%
Franchise income	3.9%		3.9%		3.6%		3.5%
Other operating income	0.8%		0.2%		1.6%		1.1%
Total revenues	100.0%		100.0%		100.0%		100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	31.4%		31.8%		31.0%		32.0%
Restaurant operating expenses (percentage of restaurant sales)	55.5%		55.4%		51.0%		51.6%
Marketing and advertising	2.3%		2.6%		2.6%		2.3%
General and administrative costs	8.2%		7.1%		7.3%		6.8%
Depreciation and amortization expenses	3.5%		4.2%		3.3%		3.9%
Pre-opening costs	0.4%		0.2%		0.2%		0.1%
Gain on settlements	(2.4%	)	0.0%		(0.7%	)	0.0%
Total costs and expenses	94.6%		97.8%		90.3%		92.7%
Operating income	5.4%		2.2%		9.7%		7.3%

Other income (expense):
Interest expense, net	(0.5%	)	(0.8%	)	(0.5%	)	(0.6%	)
Debt issuance costs written-off	0.0%		0.0%		0.0%		(0.3%	)
Other	(0.1%	)	0.0%		(0.0%	)	0.0%

Income from continuing operations before income tax expense	4.9%		1.4%		9.2%		6.4%

Income tax expense	1.5%		0.4%		2.6%		1.9%

Income from continuing operations	3.3%		1.0%		6.6%		4.5%

Income (loss) from discontinued operations, net of income taxes	(0.1%	)	(0.1%	)	(0.4%	)	(0.0%	)

Net income	3.3%		1.0%		6.2%		4.5%

Preferred stock dividends	0.0%		0.0%		0.0%		0.2%
Accretion of preferred stock redemption value	0.0%		0.0%		0.0%		0.0%
Excess of redemption value over carrying value of preferred shares redeemed	0.0%		0.0%		0.0%		12.7%

Net income (loss) applicable to preferred and common shareholders	3.3%		1.0%		6.2%		(8.4%	)

Third Quarter Ended September 29, 2013 (13 Weeks) Compared to Third Quarter Ended September 23, 2012 (13 Weeks)

Overview. Operating income for the third quarter of fiscal year 2013 increased from the third quarter of fiscal year 2012 level by $2.9 million to $4.8 million. Operating income for the third quarter of fiscal year 2013 was favorably impacted by a $3.5 million increase in restaurant sales which was somewhat offset by increased restaurant operating expenses. Higher restaurant sales were attributable both to an increase in the number of customers as measured by an increase in entrées and an increase in average check. Operating income for the third quarter of fiscal year 2013 was also favorably impacted by an aggregate gain of $2.2 million, net of fees incurred, from the settlement of two casualty loss claims which previously arose. Net income for the third quarter of fiscal year 2013 increased by $2.1 million to $2.9 million as compared to the third quarter of fiscal year 2012.

Segment profitability information is presented in Note 6 to the financial statements. Not all operating expenses are allocated to operating segments. The Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse restaurant concepts in North America are managed as operating segments. The concepts operate within the full-service dining industry, providing similar products to similar customers. For financial reporting purposes, the Ruth’s Chris Steak House and Cameron’s Steakhouse restaurants are both included in the Company-owned steakhouse restaurant segment. The Company-owned fish market restaurant segment consists entirely of Mitchell’s Fish Market restaurants. The franchise operations are also considered to be a separate operating segment. Third quarter segment profits for the Company-owned steakhouse restaurant segment increased by $1.1 million to $10.5 million from the third quarter of fiscal year 2012. The increase was driven by increased revenues. Third quarter segment profits for the Company-owned fish market restaurant segment decreased by $146 thousand to $1.1 million from the third quarter of fiscal year 2012 due to a decrease in revenues. The $0.2 million increase in franchise operations segment profitability is attributable to four new locations and an increase in comparable franchise restaurant sales.

Restaurant Sales. Restaurant sales increased $3.5 million, or 4.3%, to $84.4 million in the third quarter of fiscal year 2013 from the third quarter of fiscal year 2012. The increase was attributable to a $2.2 million increase in Company-owned comparable sales for all brands and $1.3 million in restaurant sales from an increase in operating weeks. Excluding discontinued operations, total operating weeks for all brands during the third quarter of fiscal year 2013 increased to 1,102 from 1,092 in the third quarter of fiscal year 2012. Company-owned comparable restaurant sales for Ruth’s Chris Steak House increased 4.2%, which consisted of an entrée increase of 3.2% and an average check increase of 0.9%. Company-owned comparable restaurant sales at Mitchell’s Fish Market decreased 1.4%, which consisted of an entrée decrease of 4.8% and an average check increase of 3.5%.

Franchise Income. Franchise income increased $0.2 million, or 7.4%, to $3.5 million in the third quarter of fiscal year 2013 from the third quarter of fiscal year 2012. The increase was driven primarily by four new locations which opened since September 2012. An increase in comparable franchisee-owned restaurant sales of 1.4% (which included a 1.8% increase in domestic comparable franchisee-owned restaurant sales partially offset by a 0.6% decrease in international comparable franchisee-owned restaurant sales) was offset by the closing of one location in July 2013.

Other Operating Income. Other operating income increased $0.5 million to $0.7 million in the third quarter of fiscal year 2013 from the third quarter of fiscal year 2012. The increase was attributable to a $0.1 million increase in our management fee and our share of income at the Cherokee location and a $0.3 million increase in gift card breakage income in the third quarter of fiscal year 2013.

Food and Beverage Costs. Food and beverage costs increased $0.8 million, or 2.8%, to $26.5 million in the third quarter of fiscal year 2013 from the third quarter of fiscal year 2012. As a percentage of restaurant sales, food and beverage costs decreased to 31.4% in the third quarter of fiscal year 2013 from 31.8% in the third quarter of fiscal year 2012. This decrease in food and beverage costs as a percentage of restaurant sales was primarily due to a 1.7% increase in menu pricing.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.9 million, or 4.3%, to $46.8 million in the third quarter of fiscal year 2013 from the third quarter of fiscal year 2012. Restaurant operating expenses, as a percentage of restaurant sales, increased to 55.5% in the third quarter of fiscal year 2013 from 55.4% in the third quarter of fiscal year 2012 primarily due to higher group insurance costs.

Marketing and Advertising. Marketing and advertising expenses decreased $0.2 million to $2.0 million in the third quarter of fiscal year 2013 from the third quarter of fiscal year 2012. The decrease in marketing and advertising expenses in the third quarter of fiscal 2013 was attributable to a decrease in national advertising spending.

General and Administrative. General and administrative expenses increased $1.3 million to $7.3 million in the third quarter of fiscal year 2013 from the third quarter of fiscal year 2012 primarily due to a $1.4 million increase in performance-based compensation.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased $0.5 million to $3.1 million in the third quarter of fiscal year 2013 from the third quarter of fiscal year 2012 due to certain property and equipment becoming fully depreciated.

Pre-opening costs. Pre-opening costs increased $0.2 million to $0.3 million in the first thirty-nine weeks of fiscal year 2013 primarily due to the relocation of our Houston location in July 2013.

Gain on Settlements. During the third quarter of fiscal year 2013, the Company settled two casualty loss claims which previously arose and recognized an aggregate gain of $2.2 million, net of fees incurred. The majority of the gain pertained to compensation awarded by the claims administrator pursuant to the settlement agreement reached in litigation related to the 2010 Deepwater Horizon oil spill in the Gulf of Mexico.

Interest Expense. Interest expense decreased $0.3 million to $0.4 million in the third quarter of fiscal year 2013 from the third quarter of fiscal year 2012. The decrease in expense was primarily due to a lower average debt balance in the third quarter of fiscal year 2013.

Income Tax Expense. During the third quarter of fiscal year 2013, we recognized income tax expense of $1.4 million. During the third quarter of fiscal 2012 we recognized income tax expense of $0.3 million. The effective tax rate increased to 31.8% in the third quarter of fiscal year 2013 compared to 26.7% in the third quarter of fiscal year 2012.

Income from Continuing Operations. Income from continuing operations of $2.9 million in the third quarter of fiscal year 2013 increased by $2.1 million compared to the third quarter of fiscal year 2012 due to the factors noted above.

Net Income (Loss) Applicable to Preferred and Common Shareholders. Net income applicable to preferred and common shareholders was $2.9 million in the third quarter of fiscal year 2013 compared to $0.8 million in the third quarter of fiscal year 2012.

Thirty-nine weeks ended September 29, 2013 compared to thirty-nine weeks ended September 23, 2012

Overview. Operating income for the first thirty-nine weeks of fiscal year 2013 increased from the first thirty-nine weeks of fiscal year 2012 by $8.2 million to $28.7 million. Operating income for the first thirty-nine weeks of fiscal year 2013 was favorably impacted by a $13.6 million increase in restaurant sales which was somewhat offset by increased food and restaurant operating expenses. Higher restaurant sales were attributable both to an increase in the number of customers as measured by an increase in entrées and an increase in average check. Operating income for the first thirty-nine weeks of fiscal year 2013 was also favorably impacted by an aggregate gain of $2.2 million, net of fees incurred, from the settlement of two casualty loss claims which previously arose. Income from continuing operations increased from the first thirty-nine weeks of fiscal year 2012 by $6.8 million to $19.6 million. Net income for the first thirty-nine weeks of fiscal year 2013 was adversely impacted by loss from discontinued operations. The first thirty-nine weeks of fiscal year 2013 $1.2 million loss from discontinued operations, net of income taxes, includes a $1.2 million loss attributable to property we lease near the United Nations in Manhattan. We recognized the loss as a consequence of a remeasurement of our lease exit costs due to the subtenant abandoning the property. Net income for the first thirty-nine weeks of fiscal year 2013 increased from first thirty-nine weeks of fiscal year 2012 by $5.6 million to $18.3 million.

Segment profitability information is presented in Note 6 to the financial statements. Company-owned steakhouse restaurant segment profits for the first thirty-nine weeks of fiscal year 2013 increased by $6.6 million to $47.1 million from the first thirty-nine of fiscal year 2012. The increase was driven by increased revenues. Company-owned fish market restaurant segment profits for the first thirty-nine weeks of fiscal year 2013 decreased by $131 thousand to $5.1 million from the first thirty-nine of fiscal year 2012 due to a decrease in revenues. The $0.9 million increase in franchise operations segment profitability is attributable to four new locations and an increase in comparable franchise restaurant sales.

Preferred stock requirements are deducted from net income to arrive at net income (loss) applicable to preferred and common shareholders. During the first thirty-nine weeks of fiscal year 2012, we reported a $23.6 million loss applicable to shareholders due to the repurchase of all of the Company’s Preferred Stock. We recorded a reduction of net income applicable to shareholders of $35.8 million in the first thirty-nine weeks of fiscal year 2012 to reflect the excess of the redemption value over the carrying value of the preferred shares redeemed.

Restaurant Sales. Restaurant sales increased $13.6 million, or 5.1%, to $282.3 million in the first thirty-nine weeks of fiscal year 2013 from the first thirty-nine weeks of fiscal year 2012. The increase was attributable to a $10.3 million increase in Company-owned comparable sales for all brands and $3.3 million in restaurant sales from an increase in operating weeks. Excluding discontinued operations, total operating weeks for all brands in the first thirty-nine weeks of fiscal year 2013 increased to 3,312 from 3,276 in the first thirty-nine weeks of fiscal year 2012. Company-owned comparable restaurant sales for Ruth’s Chris Steak House increased 5.3%, which consisted of a traffic increase of 2.8% and an average check increase of 2.4%. Company-owned comparable restaurant sales at Mitchell’s Fish Market decreased 0.4%, which consisted of a traffic decrease of 1.6% and an average check increase of 1.2%.

Franchise Income. Franchise income increased $0.9 million, or 8.6%, to $10.8 million in the first thirty-nine weeks of fiscal year 2013 from the first thirty-nine weeks of fiscal year 2012. The increase was driven by a $0.6 million increase from four new locations which opened since September 2012 and a $0.2 million increase from an increase in comparable franchisee-owned restaurant sales of 2.0% (which included a 2.3% increase in domestic comparable franchisee-owned restaurant sales and a 0.6% increase in international comparable franchisee-owned restaurant sales).

Other Operating Income. Other operating income increased $1.6 million to $4.6 million in the first thirty-nine weeks of fiscal year 2013 from the first thirty-nine weeks of fiscal year 2012. The increase was in large part attributable to a $0.9 million increase in gift card breakage income in the first thirty-nine weeks of fiscal year 2013. Our management fee and our share of income from the Cherokee location was $0.5 million in the first thirty-nine weeks of fiscal year 2013 and $0 in the first thirty-nine weeks of fiscal year 2012.

Food and Beverage Costs. Food and beverage costs increased $1.4 million, or 1.7%, to $87.4 million in the first thirty-nine weeks of fiscal year 2013 from the first thirty-nine weeks of fiscal year 2012. As a percentage of restaurant sales, food and beverage costs decreased to 31.0% in the first thirty-nine weeks of fiscal year 2013 from 32.0% in the first thirty-nine weeks of fiscal year 2012. This decrease in food and beverage costs as a percentage of restaurant sales was primarily due to a 2.4% increase in menu pricing and 0.4% lower beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $5.4 million, or 3.9%, to $144.0 million in the first thirty-nine weeks of fiscal year 2013 from the first thirty-nine weeks of fiscal year 2012. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 51.0% in the first thirty-nine weeks of fiscal year 2013 from 51.6% in the first thirty-nine weeks of fiscal year 2012 due to leveraging higher comparable restaurant sales.

Marketing and Advertising. Marketing and advertising expenses increased $1.3 million to $7.6 million in the first thirty-nine weeks of fiscal year 2013 from the first thirty-nine weeks of fiscal year 2012. The increase in marketing and advertising expenses in the first thirty-nine weeks of fiscal year 2013 was attributable to planned television advertising spending.

General and Administrative. General and administrative expenses increased $2.8 million to $21.8 million in the first thirty-nine weeks of fiscal year 2013 from the first thirty-nine weeks of fiscal year 2012 primarily due to a $2.4 million increase in performance-based compensation and a $0.2 million increase in stock-based compensation.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased $1.1 million to $9.8 million in the first thirty-nine weeks of fiscal year 2013 primarily due to certain property and equipment becoming fully depreciated.

Pre-opening costs. Pre-opening costs increased $0.2 million to $0.5 million in the first thirty-nine weeks of fiscal year 2013 primarily due to the relocation of our Houston location in July 2013.

Gain on Settlements. During the first thirty-nine weeks of fiscal year 2013, the Company settled two casualty loss claims which previously arose and recognized an aggregate gain of $2.2 million, net of fees incurred. The majority of the gain pertained to compensation awarded by the claims administrator pursuant to the settlement agreement reached in litigation related to the 2010 Deepwater Horizon oil spill in the Gulf of Mexico.

Interest Expense. Interest expense decreased $0.4 million to $1.3 million in the first thirty-nine weeks of fiscal year 2013 from the first thirty-nine weeks of fiscal year 2012. The decrease in expense was primarily due to a lower average debt balance in the first thirty-nine weeks of fiscal year 2013.

Income Tax Expense. During the first thirty-nine weeks of fiscal year 2013, we recognized income tax expense of $7.8 million. During the first thirty-nine weeks of fiscal 2012 we recognized income tax expense of $5.3 million. The effective tax rate decreased to 28.5% in the first thirty-nine weeks of fiscal year 2013 compared to 29.2% in the first thirty-nine weeks of fiscal year 2012. During the first thirty-nine weeks of fiscal year 2013, the Company recognized a state income tax benefit for employment related tax credits aggregating $1.0 million generated during the years 2006 through 2012. These prior year state tax credits resulted in a discrete $600 thousand reduction (net of federal and state tax consequences) in income tax expense and lowered the effective income tax rate by 2.2% in the first thirty-nine weeks of fiscal year 2013.

Income from Continuing Operations. Income from continuing operations of $19.6 million in the first thirty-nine weeks of fiscal year 2013 increased by $6.8 million compared to the first thirty-nine weeks of fiscal year 2012 due to the factors noted above.

Income (Loss) from Discontinued Operations, net of income taxes. Income (loss) from discontinued operations, net of income taxes for the first thirty-nine weeks of fiscal year 2013 was a loss of $1.2 million. The loss includes a $1.2 million loss, net of income tax benefit, attributable to property we lease near the United Nations in Manhattan. We recognized the loss as a consequence of the remeasurement of our lease exit costs due to the subtenant abandoning the property subleased from us.

Net Income (Loss) Applicable to Preferred and Common Shareholders. Net income applicable to preferred and common shareholders was $18.3 million in the first thirty-nine weeks of fiscal year 2013 compared to $23.6 million net loss in the first thirty-nine weeks of fiscal year 2012. Net income applicable to preferred and common shareholders in the first thirty-nine weeks of fiscal year 2012 included charges for preferred stock dividends of $0.5 million and accretion of preferred stock redemption value of $0.1 million. We also recorded a reduction of net income applicable to shareholders of $35.8 million in the first fiscal thirty-nine weeks of 2012 to reflect the excess of the redemption value over the carrying value of the preferred shares redeemed.

Liquidity and Capital Resources

Overview

Our principal sources of cash during the first thirty-nine weeks of fiscal year 2013 were net cash provided by operating activities and borrowings under our $100 million senior credit facility. Our principal uses of cash during the first thirty-nine weeks of fiscal year 2013 were for capital expenditures, principal repayments on our senior credit facility and dividends.

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

On May 3, 2013, we announced that our Board of Directors approved a common stock repurchase program. Under the program, we may from time to time purchase up to $30 million of our outstanding common stock. The share repurchases will be made at our discretion in the open market or in negotiated transactions depending on share price, market conditions or other factors. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares. As of September 29, 2013, no shares have been repurchased under the common stock repurchase program.

We paid quarterly cash dividends of $0.04 per share, $1.4 million in aggregate, during each of the second quarter and the third quarter of fiscal year 2013. On November 1, 2013, we announced that our Board of Directors declared a quarterly cash dividend of $0.04 per share, $1.4 million in aggregate, to be paid on November 26, 2013 to stockholders of record as of the close of business on November 14, 2013. Future dividends will be subject to the approval of our Board of Directors.

We have reduced borrowing under our senior credit facility by $8.0 million since the end of fiscal year 2012 and by $32.0 million since the end of the third quarter of fiscal year 2012. As of September 29, 2013, we had an aggregate of $37.0 million of outstanding indebtedness under our senior credit facility at a weighted average interest rate of 2.7% with approximately $58.9 million of borrowings available, net of outstanding letters of credit of approximately $4.1 million. The 2.7% weighted average interest rate includes a 2.2% interest rate on outstanding indebtedness, plus fees on our unused borrowing capacity and outstanding letters of credit. We amended our senior credit agreement in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchases of common and preferred stock. As a result of the amendment, we are now permitted to make up to $100 million in junior stock payments; $2.8 million of such payments had been made as of September 29, 2013. As of September 29, 2013, we were in compliance with all the covenants under our senior credit facility.

We anticipate capital expenditures for fiscal year 2013 will aggregate approximately $14 million to $16 million. We believe that our borrowing ability under our senior credit facility coupled with our anticipated cash flow from operations should provide us with adequate liquidity in fiscal year 2013.

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	39 Weeks Ended
	September 29,	September 23,
	2013	2012
Net cash provided by (used in):
Operating activities	$18,804	$22,815
Investing activities	(9,778)	(8,703)
Financing activities	(11,658)	(14,125)
Net decrease in cash and cash equivalents	$(2,632)	$(13)

Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising and general and administrative costs. Operating activities provided cash flow during the first thirty-nine weeks of both fiscal years 2013 and 2012 primarily because operating revenues have exceeded cash-based expenses. Cash provided by operating activities was lower in the first thirty-nine weeks of fiscal year 2013 compared to the first thirty-nine weeks of fiscal year 2012 primarily due to the fiscal year 2013 payments of fiscal year 2012 performance based compensation liabilities and a $2.5 million payment to settle certain liabilities pertaining to unclaimed property.

Cash used in investing activities in both periods pertained primarily to restaurant remodel projects. Investing activities in the first thirty-nine weeks of fiscal year 2013 also included the cost of relocating our Houston restaurant.

Financing activities used cash in both periods. During the first thirty-nine weeks of fiscal year 2013 we reduced the debt outstanding under our senior credit facility by $8.0 million. We also paid dividends of $2.8 million during the first thirty-nine weeks of fiscal year 2013. During the first thirty-nine weeks of fiscal year 2012 we repurchased all of our outstanding preferred stock for $60.2 million, which was funded by our senior credit facility. We also repaid $11.0 million of debt, net, using cash provided by operations.

Off-Balance Sheet Arrangements

As of September 29, 2013, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the third quarter of fiscal year 2013.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At September 29, 2013, the Company had $37.0 million of variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Ceteris paribus, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2013 of approximately $0.4 million.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first thirty-nine weeks of fiscal years 2013 and 2012, franchise income attributable to international locations was $2.1 million and $1.9 million, respectively.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. The Company has purchase price agreements for beef representing approximately 70% of its needs from October through December 2013. As of the date of this report, the Company has not entered into significant purchase price arrangements for beef for 2014. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. Ceteris paribus, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $1.0 million to $1.5 million on pre-tax earnings for fiscal year 2014.

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

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 29, 2013. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2013 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended September 29, 2013, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS

There have been no material changes in the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012, as supplemented by the risk factor included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013. The impact of circumstances and events described in such risk factors could result in significant adverse effects on our financial position, results of operations and cash flows.

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

Date: November 6, 2013