Form 10-K
period 2013-12-29
Ruths Hospitality Group, Inc.
filed 2014-03-11
CIK 1324272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 29, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2013, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates was approximately $421,488,854.

The number of shares outstanding of the registrant’s common stock as of March 5, 2014 was 35,971,565, which includes 600,945 unvested restricted stock shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the materials incorporated by reference herein contain “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “targeting,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: reductions in the availability of, or increases in the cost of, USDA Prime-grade beef, fish and other food items; changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; the Company’s ability to protect its name and logo and other proprietary information; the impact of litigation; and the restrictions imposed by the Company’s credit agreement. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, please see Item 1A. “Risk Factors” in this Annual Report on Form 10-K as well as the Company’s other filings with the Securities and Exchange Commission (the SEC), all of which are available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Annual Report on Form 10-K to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this report have not occurred.

Unless the context otherwise indicates, all references in this report to the “Company,” “we,” “us” or “our” or similar words are to Ruth’s Hospitality Group, Inc., and its wholly owned subsidiaries.

 PART I

Item 1.	BUSINESS

Introduction

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. The Company owns the Ruth’s Chris Steak House, Mitchell’s Fish Market, Columbus Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse concepts. As of December 29, 2013, there were 139 Ruth’s Chris Steak House restaurants, including 63 Company-owned restaurants, one restaurant operating under a management agreement and 75 franchisee-owned restaurants, including eighteen international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, El Salvador, Japan, Mexico, Singapore, Taiwan and the United Arab Emirates. The Company also operates 19 Mitchell’s Fish Markets and three Cameron’s Steakhouse restaurants, located primarily in the Midwest and Florida.

We have a 52/53-week fiscal year ending the last Sunday in December. Our 2013 fiscal year ended December 29, 2013, our 2012 fiscal year ended December 30, 2012, and our 2011 fiscal year ended December 25, 2011. Fiscal years 2013 and 2011 each had 52 weeks and fiscal year 2012 had 53 weeks.

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

On February 19, 2008, the Company acquired all of the operating assets and intellectual property of Columbus, Ohio-based Mitchell’s Fish Market, which at the time of acquisition operated nineteen restaurants operating under the names Mitchell’s Fish Market and Columbus Fish Market, and Cameron’s Steakhouse, which operated three restaurants operating under the names Cameron’s Steakhouse and Mitchell’s Steakhouse, from Cameron Mitchell Restaurants, LLC. Since the acquisition in 2008, the Company has opened one additional Mitchell’s Fish Market restaurant and closed one Mitchell’s Fish Market restaurant.

After the acquisition, the Company changed its name from Ruth’s Chris Steak House, Inc. to Ruth’s Hospitality Group, Inc. in order for the Company to have a name that would better represent the business after the acquisition, as the Company began operating some restaurants that are not considered steak houses.

Recent Developments

●

In 2013, Ruth’s Chris Steak House was again the #1 Consumer Pick in the Nation’s Restaurant News annual survey for the fine dining category. Additionally, many of our restaurants continue to be ranked best steakhouse by local publications in the areas in which they operate. The Company has also been recognized for its award-winning core wine list, for which a majority of its Company-owned restaurants received “Awards of Excellence” from Wine Spectator magazine in 2013.

●	In the fourth quarter of fiscal year 2013, Ruth’s Chris Steak House achieved its 15th consecutive quarter of same-store sales growth and 16th consecutive quarter of traffic growth.

●

In December 2013, Ruth’s Chris Steak House began offering e-gift cards to purchasers on its e-commerce gift card website.  The e-gift card is emailed directly to the recipient and is redeemable in the same manner as a plastic gift card. In November 2013, Mitchell’s Fish Markets began offering their gift cards through a third-party distributor.  Mitchell’s Fish Market gift cards are now available in many grocery store locations throughout Mitchell’s Fish Market territory.

●

In January 2013, the Company signed an agreement with the Ko China Hospitality Limited (Ko Group) for the development of four new franchised Ruth’s Chris Steak House restaurants to be opened in the People’s Republic of China over the next three years.

●

Four new Ruth’s Chris Steak House locations opened during fiscal year 2013, including a second franchise restaurant located in San Juan, PR in April 2013, a franchise restaurant located in Chattanooga, TN in July 2013, a franchise restaurant in Shanghai, China in December 2013, and a franchise restaurant in early 2013 in Las Vegas, NV under a licensing agreement with Harrah’s Casino.

●

We are currently targeting to open four new Company-owned Ruth’s Chris Steak House restaurants during the next twelve months – one each in Denver, CO, Dallas, TX, Gaithersburg, MD and Los Angeles, CA. We expect that franchisees will open three to four new Ruth’s Chris Steak House restaurants during 2014.

●

We commenced paying quarterly cash dividends during 2013. We paid quarterly cash dividends of $0.04 per share, or $1.4 million in aggregate, during each of the second, third and fourth quarters of fiscal year 2013. On February 21, 2014, we announced that our Board of Directors declared a quarterly cash dividend of $0.05 per share, or $1.8 million in aggregate, to be paid on March 27, 2014 to stockholders of record as of the close of business on March 13, 2014. This dividend represents a 25% increase from the previous quarterly dividend paid to shareholders on November 26, 2013. Future dividends will be subject to the approval of our Board of Directors.

●

On May 3, 2013, we announced that our Board of Directors approved a common stock repurchase program. Under the program, we may from time to time purchase up to $30 million of our outstanding common stock. The share repurchases will be made at our discretion in the open market or in negotiated transactions depending on share price, market conditions or other factors. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares. As of December 29, 2013, no shares have been repurchased under the common stock repurchase program.

Restaurant Concepts

Ruth’s Chris Steak House

With 139 restaurants as of December 29, 2013, Ruth’s Chris Steak House is one of the largest upscale steakhouse companies in the world. The menu features a broad selection of high-quality USDA Prime- and Choice-grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling”—complemented by other traditional menu items inspired by its New Orleans heritage. Ruth’s Chris complements its distinctive food offerings with an award-winning wine list.

The Ruth’s Chris brand reflects its almost 50-year commitment to the core values instilled by its founder, Ruth Fertel, of caring for guests by delivering the highest quality food, beverages and genuine hospitality in a warm and inviting atmosphere.

Mitchell’s Fish Market

Acquired by the Company in 2008, Mitchell’s Fish Market is a nineteen-restaurant upscale seafood concept whose success has been built on a reputation for excellent guest service and a superior menu featuring the freshest seafood from around the world. Mitchell’s Fish Market is open for both lunch and dinner, offering a menu of more than 60 seafood dishes that changes frequently based on availability and season.

Mitchell’s/Cameron’s Steakhouse

Mitchell’s/Cameron’s Steakhouse is a modern American steakhouse concept offering hand-selected prime steaks aged to perfection. Complementing its selection of prime steaks and the freshest seafood are house-made side dishes and a wine list featuring many of the world’s finest labels. Mitchell’s Steakhouse has two restaurants in the Columbus, Ohio area. Cameron’s Steakhouse is located in Birmingham, MI.

Our Strengths

The Company believes that the key strengths of its business model are the following:

Premier Upscale Steakhouse Brand

The Company believes that Ruth’s Chris is one of the strongest brands in the upscale steakhouse segment of the restaurant industry. The Company’s Ruth’s Chris restaurants continue to receive numerous awards at the local and national level. In 2013, Ruth’s Chris Steak House was again the #1 Consumer Pick in the Nation’s Restaurant News annual survey for the fine dining category. Additionally, many of our restaurants continue to be ranked best steakhouse by local publications in the areas in which they operate. In addition, the Company has been recognized for its award-winning core wine list, for which a majority of its Company-owned restaurants received “Awards of Excellence” from Wine Spectator magazine in 2013.

Premier Polished Casual Seafood Concept

Mitchell’s Fish Market is an award-winning, upscale yet comfortable, seafood restaurant and bar recognized for its high-quality food, contemporary dining atmosphere, and excellent service. Mitchell’s Fish Market is committed to serving the freshest seafood from around the world. Year after year, Mitchell’s Fish Market continues to earn “best seafood restaurant” awards from guests and publications as well as recognition for its high-quality food, warm and inviting atmosphere and excellent service.

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

Mitchell’s Fish Market polished casual restaurants, with their sophisticated yet comfortable atmosphere and emphasis on fresh seafood, complement our Ruth’s Chris restaurants. The Company believes that Mitchell’s Fish Market shares many characteristics of the Ruth’s Chris model, including high-quality food and broad guest appeal.

Our Strategy

The Company believes that there continue to be opportunities to grow its business, strengthen its competitive position and enhance its brand through maintaining a healthy core business, disciplined growth and returning excess capital to shareholders. We strive to maintain a healthy core business by growing our sales through traffic, managing our operating margins and leveraging our infrastructure. We are committed to disciplined growth in markets with attractive sales attributes and solid financial returns. We believe that our franchisee program is a point of competitive differentiation and look to grow our franchisee owned restaurant locations as well. We also will consider acquiring franchisee owned restaurants at terms that we believe are beneficial to both us and the franchisee. In fiscal year 2013 we commenced returning capital to shareholders via the payment of quarterly dividends.

Improve Sales/Profitability

The Company strives to improve sales and profitability by focusing on:

•	Ensuring consistency of food quality through more streamlined preparation and presentation;

•	Increasing brand awareness through enhanced media advertising at the national and local levels;

•

Enhancing and/or developing innovative marketing programs through its websites (www.ruthschris.com, www.mitchellsfishmarket.com, www.mitchellssteakhouse.com, and www.camerons-steakhouse.com), social media, digital media and email communication; and

•	Creating and/or growing our revenue opportunities via Ruth’s Catering, Private Dining, HD Satellite Programs and Gift Cards.

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

Franchisees opened 52 Ruth’s Chris restaurants from 1999 through the end of 2013. In fiscal year 2013, three franchisees opened three new restaurants in San Juan, Chattanooga and Shanghai. In addition, a franchise restaurant opened in 2013 in Las Vegas, NV under a licensing agreement with Harrah’s Casino under which we receive a fee based on a percentage of sales. A franchise restaurant located in Dubai was closed in July 2013. In February 2014, we acquired the franchisee-owned restaurant located in Austin, Texas. In fiscal year 2012, four franchisees opened new restaurants in Dubai, Singapore, San Salvador and Niagara Falls, Ontario. As of February 2014, franchisees have entered into franchise development agreements committing these franchisees to open fourteen new domestic and international franchise restaurants by 2017. The Company intends to continue to focus on providing operational guidance to its franchisees, including the sharing of “best practices” from Company-owned Ruth’s Chris restaurants.

In January 2013, we announced that the Company has signed an agreement with the Ko Group for the development of four new franchised Ruth’s Chris Steak House restaurants to be opened in the People’s Republic of China over the next three years. The first of these restaurants opened in Shanghai in December 2013 and another restaurant is planned for Beijing in 2014. The Ko Group has had success as an existing franchisee, with eight restaurants in Hong Kong, Japan, Taiwan, Singapore and the People’s Republic of China.

By mid-2014, we and our franchise and licensing partners will have opened or relocated twelve new Ruth’s Chris Steak Houses worldwide in a two-year period.

Menu

Ruth’s Chris Steak House

The Ruth’s Chris menu features a broad selection of high-quality USDA Prime-grade steaks and other premium offerings served in Ruth’s Chris signature fashion—“sizzling” and topped with butter—complemented by other traditional menu items inspired by its New Orleans heritage. USDA Prime is the highest meat grade label, which refers to the superior quality and evenly distributed marbling that enhances the flavor of the steak. The Ruth’s Chris menu also includes premium quality lamb chops, fish, shrimp, crab, chicken and lobster. Dinner entrées are generally priced from $21.00 to $52.00. While Ruth’s Chris is predominantly open dinner hours only, a limited number of restaurants are open for lunch. The lunch menu offers entrées generally ranging in price from $12.00 to $27.00. The blended guest check average at Ruth’s Chris was approximately $73.00 during fiscal year 2013. The Ruth’s Chris core menu is similar at all of its restaurants. The Company seasonally introduces new items such as specials and prix fixe offerings that allow it to give its guests additional choices while taking advantage of fresh sourcing and advantageous cost opportunities. In 2013, Ruth’s Chris continued Ruth’s Classics, a three-course prix fixe meal designed to offer great value, certainty of price and unique, seasonal offerings.

The Company’s Ruth’s Chris restaurants offer ten to thirteen standard appetizer items, including New Orleans-style barbequed shrimp, mushrooms stuffed with crabmeat, shrimp remoulade, lobster bisque and osso bucco ravioli, as well as seven different salads. They also offer seven to nine types of potatoes and eight to ten types of vegetables as side dishes. For dessert, crème brûlée, bread pudding with whiskey sauce, cheesecake, fresh seasonal berries with sweet cream sauce and other selections are available.

The Company’s wine list features bottles typically ranging in price from $30 to over $1,000. Individual restaurants supplement their 200-bottle core wine list with approximately 20 additional selections that reflect local market tastes. Most of the Company’s Ruth’s Chris restaurants also offer approximately 34 wines-by-the-glass and numerous beers, liquors and alcoholic dessert drinks. Wine sales account for approximately 61% of the total beverage sales.

Mitchell’s Fish Market

Although the menu changes frequently based on availability and season, it includes more than 8 to 10 types of fresh fish prepared in a variety of styles. Popular menu items include the Mitchell’s Fish Market Eight Species of Fresh Catch, top quality fish selected daily to ensure the best quality available. The Mitchell’s Fish Market menu offers traditional seafood favorites such as Chesapeake Bay Crab Cakes and Fish and Chips, as well as more innovative offerings such as Cedar-Planked Salmon and the Shang Hai Sampler. Menu offerings also include non-seafood items such as steak and chicken. Mitchell’s Fish Market also offers an award-winning dessert menu that features desserts such as Seven-Layer Carrot Cake, Sharkfin Pie and other selections.

Mitchell’s Fish Markets are open for lunch and dinner daily. Lunch entrées are priced from $8 to $12, while dinner entrées are priced from $13 to $35. The Mitchell’s Fish Market blended check average was approximately $36.50 during fiscal year 2013. Although the Mitchell’s Fish Market core menu is similar at all nineteen Company-owned restaurants, the chefs have latitude to offer unique species and preparations to their individual markets. Mitchell’s Fish Markets continued several limited-time offer opportunities, including three-course prix fixe meals to deliver guests great value.

The Mitchell’s Fish Market core wine list features bottles typically ranging in price from $22 to $120. Individual restaurants supplement their approximate 60 bottle core wine list with 10 to 15 additional selections that reflect local market tastes. Restaurants also offer approximately 24 types of wine-by-the-glass. Wine sales account for approximately 49% of the total beverage sales.

Restaurant Operations and Management

Ruth’s Chris Steak House

The Ruth’s Chris President and Chief Operating Officer has primary responsibility for managing Company-owned restaurants and participates in analyzing restaurant-level performance and strategic planning. The Company has seven regional vice presidents that oversee restaurant operations at eight to thirteen Company-owned restaurants and one vice president that has oversight responsibility for franchisee-owned restaurants. In addition, restaurant education and training is overseen by a regional staff dedicated to the ongoing training and development of our customer service employees and kitchen staff.

The Company’s typical Company-owned restaurant employs five managers, including a general manager, two front-of-the-house managers, an executive chef and a sous chef. The Company-owned restaurants also typically have approximately 70 hourly employees.

Mitchell’s Fish Market

The Mitchell’s Fish Market President and Chief Operating Officer has primary responsibility for managing the Mitchell’s Fish Market restaurants and participates in analyzing restaurant-level performance and strategic planning. The Company has three regional vice presidents that oversee restaurant operations at five to seven restaurants. There is also a restaurant education and training department responsible for the ongoing training and development of our restaurant employees.

The typical Mitchell’s Fish Market restaurant employs five to six managers based on sales volume, including a general manager, two operations managers, an executive chef and one or two sous chefs. The restaurants also typically have approximately 70 hourly employees.

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

During fiscal year 2013, the Company purchased substantially all of the beef it used in Company-owned Ruth’s Chris restaurants from two vendors, Sysco Food Services and Stock Yards Packing (a subsidiary of US Foods). Each vendor supplied about half of the Company’s beef requirements. In addition, the Company has a distribution arrangement with a national food and restaurant supply distributor, Distribution Market Advantage, Inc. (DMA), which purchases products for the Company from various suppliers and through which currently all of the Company-owned Ruth’s Chris Steak House restaurants receive a significant portion of their food supplies. The Company purchased more than 75% of the fresh seafood served in its Mitchell’s Fish Market from two vendors, Michael’s Finer Meats and Seafood and Save On Seafood Company.

Quality Control

The Company strives to maintain quality and consistency in its Company-owned restaurants through careful training and supervision of personnel and standards established for food and beverage preparation, maintenance of facilities and conduct of personnel. The primary goal of the Company’s training and supervision programs is to ensure that its employees display the characteristics of its brand and values that distinguish it from its competitors. Restaurant managers in Company-owned restaurants must complete a training program that is typically seven to eight weeks long, during which they are instructed in multiple areas of restaurant management, including food quality and preparation, guest service, alcoholic beverage service, liquor regulation compliance and employee relations. Restaurant managers also receive operations manuals relating to food and beverage preparation and restaurant operations. Restaurant managers in both our Ruth’s Chris Steak Houses and Mitchell’s Fish Markets are certified by the National Restaurant Association Educational Foundation for food safety.

The Ruth’s Chris Steak House restaurants employ an independent third-party food safety firm to ensure proper training, food safety and the achievement of the highest standards for cleanliness throughout the restaurant through routine quarterly unannounced inspections. The Company instructs chefs and assistants on safety, sanitation, housekeeping, repair and maintenance, product and service specifications, ordering and receiving food products and quality assurance.

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

Throughout each day at our Ruth’s Chris restaurants, the executive chef, together with the restaurant managers, oversees a line check system of quality control and must complete a quality assurance checklist verifying the flavor, presentation and proper temperature of the food and beverages. At our Mitchell’s Fish Markets, quality checks are performed twice daily by the chef and management team to verify stringent specifications for flavor, presentation and that proper temperature of food and beverages are met. In addition, the Company’s regional vice presidents and directors perform system-wide quality assessments of all aspects of restaurant operations, with a focus on back-of-the-house functions, on a regular basis.

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

Advertising

In fiscal year 2013, the Company spent $11.7 million, or 2.9% of its revenues, in total marketing and advertising expenditures. In fiscal year 2013, the Company spent approximately $5.4 million, or 46.2% of total marketing and advertising expenditures, on national media for Ruth’s Hospitality Group, consisting primarily of national cable television advertisements, online initiatives and consumer research.

In fiscal year 2013, the Company continued to optimize its online marketing efforts for all brands. A variety of tactics are used to maintain a presence on key websites. The Company’s online strategy also included an emphasis on targeted emails with special offers and announcements, as well as emails regarding seasonal specials, holiday offers and personalized birthday and anniversary invitations.

In the second and fourth quarters of fiscal year 2013, the Company ran national television advertising across a targeted selection of cable channels and invested in online advertising. In fiscal year 2013, Ruth’s Chris Steak House participated in co-branded campaigns with American Express Membership Rewards program and participated in direct marketing initiatives. Many of the Company’s restaurants also schedule events to strengthen community ties and increase local market presence. The Company’s franchisees also conduct their own local media and advertising plans.

In 2013, Mitchell’s Fish Market launched a new website to support the brand and facilitate customer reservations. The marketing focus was on limited-time offer promotions that offered both value and unique seafood options, supported by digital advertising and radio. Local public relations efforts were used to keep the concept top of mind with consumers.

Mitchell’s and Cameron’s Steakhouses receive marketing support via digital media, as well as targeted sponsorship opportunities in their communities.

Gift Cards

The Company sells Ruth’s Chris gift cards at most of its Ruth’s Chris Steak House restaurants, including franchises, through its toll-free number and on its website. Ruth’s Chris patrons frequently purchase gift cards for holidays, including Christmas, Hanukkah, Valentine’s Day, Mothers’ Day and Fathers’ Day, and other special occasions. In December 2013, Ruth’s Chris began offering e-gift cards to purchasers on its e-commerce gift card website.  The e-gift card is emailed directly to the recipient and is redeemable in the same manner as a plastic gift card.  E-gift cards give Ruth’s Chris the opportunity to maximize last-minute gift-giving and address its patrons’ requests for convenient, immediate purchases.  In fiscal year 2013, system-wide gift card Company and franchise sales were approximately $52.9 million. Ruth’s Chris gift cards are redeemable at both Company- and franchisee-owned Ruth’s Chris restaurants.

The Company sells Mitchell’s gift cards at its Mitchell’s Steak House and Mitchell’s Fish Market restaurants and on its website. In November 2013, Mitchell’s Fish Markets began offering their gift cards through a third-party distributor.  Mitchell’s Fish Market gift cards are now available in grocery store locations in the Mitchell’s Fish Market territory.  In fiscal year 2013, system-wide gift card sales were approximately $2.0 million. Mitchells’ gift cards are redeemable at Mitchell’s Fish Market, Mitchell’s Steakhouse, Columbus Fish Market and Cameron’s Steakhouse restaurants.

Franchise Program and Relationship

Under the Company’s franchise program, the Company offers certain services and licensing rights to the franchisee to help maintain consistency in system-wide operations. The Company’s services include training of personnel, construction assistance, providing the new franchisee with standardized operating procedures and manuals, business and financial forms, consulting with the new franchisee on purchasing and supplies and performing supervisory quality control services. The Company conducts reviews of its franchisee-owned restaurants on an ongoing basis in order to ensure compliance with its standards.

As of December 29, 2013, the Company’s 75 franchisee-owned Ruth’s Chris restaurants are owned by 31 franchisees with the three largest franchisees owning 25 restaurants in total. Currently, franchisees have agreed to open fourteen additional Ruth’s Chris restaurants.

Under the Company’s current franchise program, each franchise arrangement consists of a development agreement, if multiple restaurants are to be developed, with a separate franchise agreement executed for each restaurant. The Company’s current form of development agreement grants exclusive rights to a franchisee to develop a minimum number of restaurants in a defined area, typically during a three- to five-year period. Individual franchise agreements govern the operation of each restaurant opened and have a 20-year term with two renewal options each for additional 10-year terms if certain conditions are met. The Company’s current form of franchise agreement requires franchisees to pay a 5% royalty on gross revenues plus up to a 1% advertising fee applied to national advertising expenditures.

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

The Company’s corporate systems provide management with operating reports that show Company-owned restaurant performance comparisons with budget and prior year results. These systems allow the Company to monitor Company-owned restaurant sales, food and beverage costs, labor expense and other restaurant trends on a regular basis. During 2013, the Company converted all of our restaurants to one common platform for point-of-sale systems, inventory, labor and gift cards.

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

Seasonality

The Company’s business is subject to seasonal fluctuations. Historically, the percentage of its annual revenues earned during the first and fourth fiscal quarters have been higher due, in large part, to increased restaurant sales during the year-end holiday season and the popularity of dining out in the fall and winter months.

Employees

As of December 29, 2013, the Company employed 5,571 persons, of whom 546 were salaried and 5,025 were hourly personnel, who were employed in the positions set forth in the table below. None of the Company’s employees are covered by a collective bargaining agreement.

Functional Area	Number of Employees
Senior Officers / Corporate VPs / Operations VPs	31
General Managers	88
Managers	211
Regional Corporate Chefs / Executive Chefs	93
Sous Chefs	68
Non-Salaried Restaurant Staff	5,017
Corporate Salaried	55
Corporate Non-salaried	8
Total number of employees	5,571

Financial Information about Segments

The Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse restaurant concepts in North America are managed as operating segments. The concepts operate within the full-service dining industry, providing similar products to similar customers. For financial reporting purposes, the Ruth’s Chris Steak House and Cameron’s Steakhouse restaurants are both included in the Company-owned steakhouse restaurant segment. The Company-owned fish market restaurant segment consists entirely of Mitchell’s Fish Market restaurants. The franchise operations are also considered to be a separate operating segment. Financial information concerning the Company’s segments for financial reporting purposes appears in Note 4 of the consolidated financial statements.

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

We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are or may become subject to laws and regulations requiring disclosure of calorie, fat, trans fat, salt and allergen content. The Patient Protection and Affordable Care Act of 2010 (ACA) requires restaurant companies such as ours to disclose calorie information on their menus. The Food and Drug Administration has proposed rules to implement this provision that would require restaurants to post the number of calories for most items on menus or menu boards and to make available more detailed nutrition information upon request. A number of states, counties and cities have also enacted menu labeling laws requiring restaurant companies such as ours to disclose certain nutrition information on their menus, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Although the ACA is intended to preempt conflicting state and local laws regarding nutrition labeling, we will be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements until we are required to comply with the federal law. Many of the current requirements are inconsistent or are interpreted differently from one jurisdiction to another. The effect of such labeling requirements on consumer choices, if any, is unclear at this time.

The ACA also requires employers to offer health care coverage that is qualified and affordable to all full-time employees. Although the employer mandate provisions have been delayed until 2015, the Company undertook a review of its health benefit plans in 2013 to assure conformity with the ACA and maintains an employee benefits program that provides self-insured and insured coverage to employees and their dependents that meet eligibility criteria. Coverage includes health, dental, vision, short- and long-term disability, life insurance and other voluntary ancillary benefits. The hours of service eligibility criteria for health benefits are lower than required under the ACA. Employees share in the cost of other coverage at varying levels. Approximately 55% of eligible employees elect to participate in the Company’s health benefit plans. The Company has historically funded a majority of the cost of health benefits.

Competition

The restaurant business is highly competitive and highly fragmented, and the number, size and strength of the Company’s competitors vary widely by region. The Company believes that restaurant competition is based on, among other things, quality of food products, customer service, reputation, restaurant location, name recognition and price. The Company’s restaurants compete with a number of upscale steakhouses and upscale casual seafood restaurants within their markets, both locally owned restaurants and restaurants within regional or national chains. The principal upscale steakhouses with which the Company competes are Fleming’s, The Capital Grille, Smith & Wollensky, The Palm, Del Frisco’s and Morton’s of Chicago. The principal seafood restaurants with which the Company competes are McCormick & Schmick’s, Legal Sea Foods, Bonefish Grill and The Oceanaire Seafood Room. The Company’s competitors are better established in certain of the Company’s existing markets and/or markets into which the Company intends to expand.

Available Information

The Company maintains a website on the Internet at www.rhgi.com. The Company makes available free of charge, through the investor relations section of its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such information is available as soon as reasonably practicable after it files such reports with the SEC. Additionally, our Code of Ethics may be accessed within the Investor Relations section of our website. Information found on our website is not part of this Annual Report on Form 10-K or any other report filed with the SEC.

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

The restaurant industry is intensely competitive with respect to price, service, location, food quality, atmosphere and overall dining experience. Our competitors include a large and diverse group of well-recognized upscale steakhouse and upscale casual restaurant chains, including steakhouse and seafood chains as well as restaurants owned by independent local operators. Some of our competitors have substantially greater financial, marketing and other resources, and may be better established in the markets where its restaurants are or may be located. If we cannot compete effectively in one or more of our markets, we may be unable to maintain recent levels of comparable restaurant sales growth and/or may be required to close existing restaurants.

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

We purchase large quantities of beef, particularly USDA Prime-grade beef, which is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. Our beef costs represented approximately 40% of our food and beverage costs during fiscal year 2013. During fiscal year 2013, we entered into contracts with beef suppliers to establish set pricing on a portion of anticipated beef purchases. As of December 29, 2013, we have not negotiated set pricing for any beef requirements in 2014. The market for USDA Prime-grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, our operating margins could be materially adversely affected.

In addition, under the Federal Meat Inspection Act and the Poultry Products Inspection Act, the production, processing or interstate distribution of meat and poultry products is prohibited absent federal inspection. If there is a disruption to the meat inspection process, we could experience a significant increase in meat prices and a corresponding reduction in supply, either of which could materially impact our operating margin and results of operations.

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

Our success depends, in large part, upon the popularity of our menu offerings. Negative publicity resulting from poor food quality, illness, injury or other health concerns, or operating problems related to one or more restaurants, could make our menu offerings less appealing to consumers and reduce demand in our restaurants. In addition, any other shifts in consumer preferences away from the kinds of food we offer, particularly beef and seafood, whether because of dietary or other health concerns or otherwise, would make our restaurants less appealing and adversely affect revenues. In addition, the ACA requires our restaurants to disclose calorie information on their menus. While we cannot predict the changes in guest behavior resulting from the implementation of this portion of the ACA, it could have an adverse effect on our revenues and results of operations.

If our vendors or distributors do not deliver food and beverages in a timely fashion we may experience supply shortages and/or increased food and beverage costs.

Our ability to maintain consistent quality throughout Company-owned restaurants depends in part upon our ability to purchase USDA Prime- and Choice-grade beef, seafood and other food products in accordance with our rigid specifications. During fiscal year 2013, the Company purchased substantially all of the beef used in Company-owned Ruth’s Chris restaurants from two vendors, Sysco Food Services and Stock Yards Packing (a subsidiary of US Foods). Each vendor supplied about half of the Company’s beef requirements.

In addition, we currently have a long-term distribution arrangement with a national food and restaurant supply distributor, DMA, which purchases products for us from various suppliers, and through which all of our Company-owned Ruth’s Chris Steak House restaurants receive a significant portion of their food supplies. We also purchased more than 75% of the fresh seafood served in our Mitchell’s Fish Market restaurants from two vendors, Michael’s Finer Meats and Seafood and Save On Seafood Company.

Additionally, consolidation in our supply chain due to mergers and acquisitions may change the relationships we have with our existing vendors and distributors and/or result in fewer alternative supply sources for purchasing our food supplies which could result in an increase in prices. For example, one of our primary vendors, Sysco Food Services, has entered into an agreement, subject to regulatory approval, to acquire US Foods, the parent of another primary vendor, Stock Yards Packing. If for any reason the aforementioned or other vendors or distributors cease doing business with us, we could experience supply shortages in certain Company-owned restaurants and could be required to purchase supplies at higher prices until we are able to secure an alternative supply source. Any delay we experience in replacing vendors or distributors on acceptable terms could increase food costs or, in extreme cases, require us to temporarily remove items from the menu of one or more restaurants.

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

In addition, we have a substantial number of hourly employees who are paid wage rates at or based on the federal or state minimum wage and who rely on tips as a large portion of their income. The federal minimum wage may be increased and there likely will be additional minimum wage increases implemented in states in which we operate or seek to operate. Likewise, changes to existing tip credit laws (which dictate the amounts an employer is permitted to assume an employee receives in tips when calculating the employee’s hourly wage for minimum wage compliance purposes) continue to be proposed and implemented at both the federal and state government levels. As federal and/or state minimum wage rates increase and allowable tip credits decrease, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to our employees who are paid above the minimum wage, which will increase our labor costs. None of our employees are represented by a collective bargaining unit. Should some of our employees elect to be represented by a collective bargaining unit, our labor costs may increase due to higher wage rates and / or the implementation of work rules. We may be unable to increase our prices in order to pass these increased labor costs on to our guests, in which case our margins would be negatively affected.

Regulations affecting the operation of our restaurants could increase operating costs and restrict growth.

Each of our restaurants must obtain licenses from regulatory authorities allowing us to sell liquor, beer and wine, and each restaurant must obtain a food service license from local health authorities. Each restaurant’s liquor license must be renewed annually and may be revoked at any time for cause, including violation by the Company or its employees of any laws and regulations relating to the minimum drinking age, advertising, wholesale purchasing and inventory control. In certain states, including states where we have a large number of restaurants or where we may open restaurants in the future, the number of liquor licenses available is limited and licenses are traded at market prices. If we are unable to maintain existing licenses, or if we choose to open a restaurant in those states, the cost of a new license could be significant. Obtaining and maintaining licenses is an important component of each of our restaurant’s operations, and the failure to obtain or maintain food and liquor licenses and other required licenses, permits and approvals would materially adversely impact existing restaurants or our growth strategy.

We are also subject to a variety of federal and state labor laws, pertaining to matters such as minimum wage and overtime pay requirements, unemployment tax rates, workers’ compensation rates and citizenship requirements. Government-mandated increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could increase our labor costs and reduce our operating margins. In addition, the Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we could be required to make modifications to our restaurants to provide service to, or make reasonable accommodations for, disabled persons.

The cost of our employee health care benefit program may increase in the future.

We maintain an employee benefits program that provides self-insured and insured coverage to full- and part-time employees and their dependents who meet eligibility criteria. Coverage includes health insurance benefits. Our hours of service eligibility criteria are lower than required under the ACA. Approximately 55% of eligible employees elect to participate in our health benefit plans. In the future, proportionately more employees may elect to participate in our health benefit plans because the ACA includes financial penalties for people who do not have health insurance. We are unable to reliably predict to what extent, if any, the percentage of eligible employees who elect health care coverage will increase in the future. Because we fund a majority of the cost of health benefits, our financial accounting expense will increase to the extent that additional employees elect to participate in the Company’s health benefit plans.

Certain other restaurant companies may curtail the ability of their employees to participate in their health benefit plans by increasing the hours worked eligibility requirement to the minimum required under the ACA. Such restaurant companies may gain a cost advantage compared to us by reducing the cost of their employee health benefit programs.

Also, so-called “medical inflation” has historically tended to outpace general inflation. While medical inflation has been somewhat muted in recent years, we are unable to reliably predict the extent to which future medical inflation will outpace general inflation. Additionally, because our medical benefit program is self-insured, an unusual incidence of large claims may cause our costs to unexpectedly increase.

 Our strategy to open franchisee-owned restaurants subjects us to extensive government regulation, compliance with which might increase our investment costs and restrict our growth.

We are subject to the rules and regulations of the FTC and various state laws regulating the offer and sale of franchises. The FTC requires that we furnish to prospective franchisees a franchise disclosure document containing prescribed information and can restrict our ability to sell franchises. A number of states also regulate the sale of franchises and require the obtaining of a permit and/or registration of the franchise disclosure document with state authorities and the delivery of the franchise disclosure document to prospective franchisees. Non-compliance with those laws could result in governmental enforcement actions seeking a civil or criminal penalty, rescission of a franchise, and loss of our ability to offer and sell franchises in a state, or a private lawsuit seeking rescission, damages and legal fees, which could have a material adverse effect on our business.

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

The expansion into international markets by our franchisees also creates additional risks to our brands and reputation.

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

We rely on information technology in our operations and a failure to maintain a continuous and secure network, free from material failure, interruption or security breach, could harm our ability to effectively operate our business, damage our reputation and negatively affect our operations and profits.

We rely on information systems across our operations, including for marketing programs, point-of-sale processing systems in our restaurants, online purchases of gift cards and various other processes and transactions. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, a material network breach in the security of these systems as a result of a cyber-attack, or any other failure to maintain a continuous and secure network could adversely affect our reputation, negatively affect our results of operations and result in substantial harm to us or an individual.

We accept electronic payment cards from our guests for payment in our restaurants and on our websites. We also receive and maintain certain personal information about our customers and employees. A number of retailers and restaurant operators have recently experienced security breaches in which credit and debit card information may have been stolen. If we experienced a security breach, we could become subject to claims, lawsuits or other proceedings for purportedly fraudulent transactions arising out of the theft of credit or debit card information, compromised security and information systems, failure of our employees to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims. Any such incidents or proceedings could negatively affect our reputation and our results of operations, cause delays in guest service, require significant capital investments to remediate the problem, and could result in the imposition of penalties or cause us to incur significant unplanned losses and expenditures, including those necessary to remediate any damage to persons whose personal information may have been compromised. Furthermore, as a result of legislative and regulatory rules, we may be required to notify the owners of the credit and debit card information of any data breaches, which could harm our reputation and financial results, as well as subject us to litigation or other proceedings by regulatory authorities.

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

Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to our restaurants. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees, claims alleging violations of federal and state law regarding workplace and employment matters and discrimination and similar matters. In addition, we could become subject to class action lawsuits related to these matters in the future. For example, in fiscal year 2005, we settled a class-action claim based on violation of wage and hour laws in California. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In addition, we are subject to “dram shop” statutes. These statutes generally permit a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent dram shop litigation against restaurant chains has resulted in significant judgments, including punitive damages. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims would materially adversely affect our financial condition and results of operations. Adverse publicity resulting from these claims may negatively impact revenues at one or more of our restaurants.

The terms of our senior credit agreement may restrict our ability to operate our business and to pursue our business strategies.

Our senior credit agreement contains, and any agreements governing future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us. Our senior credit agreement, as amended in February 2012 and March 2013, limits our ability, among other things, to:

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

We cannot assure our stockholders that we will continue to pay quarterly cash dividends on our common stock. Failure to continue to pay quarterly cash dividends to our stockholders could cause the market price for our common stock to decline.

During fiscal year 2013, we commenced paying quarterly cash dividends to holders of our common stock. Our ability to pay future quarterly cash dividends will be subject to, among other things, our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our Board of Directors deems relevant. There can be no assurance that we will continue to pay a quarterly cash dividend in the future. Any reduction or discontinuance by us of the payment of quarterly cash dividends could cause the market price of our common stock to decline. Moreover, in the event our payment of quarterly cash dividends is reduced or discontinued, our failure or inability to resume paying quarterly cash dividends at historical levels could result in a lower market valuation of our common stock.

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

We remit a variety of taxes and fees to various governmental authorities, including federal and state income taxes, excise taxes, property taxes, sales and use taxes, and payroll taxes. The taxes and fees remitted by us are subject to review and audit by the applicable governmental authorities, which could result in liability for additional assessments. In addition, we are subject to unclaimed or abandoned property (escheat) laws which require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time. We are subject to audit by individual U.S. states with regard to our escheatment practices. The legislation and regulations related to tax and unclaimed property matters tend to be complex and subject to varying interpretations by both government authorities and taxpayers. Although management believes that the positions are reasonable, various taxing authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for taxes, unclaimed property and interest in excess of accrued liabilities. Our positions are reviewed as events occur such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability based on current calculations, the identification of new tax contingencies, or the rendering of relevant court decisions. An unfavorable resolution of assessments by a governmental authority could negatively impact our results of operations and cash flows in future periods.

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

Many factors affect the trading price of our stock, including factors over which we have no control, such as reports on the economy or the price of commodities, as well as negative or positive announcements by competitors, regardless of whether the report relates directly to our business. In addition to investor expectations, trading activity in our stock can reflect the portfolio strategies and investment allocation changes of institutional holders. Any failure to meet market expectations, whether for sales growth rates, earnings per share or other metrics, could adversely affect our share price.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Company-owned restaurants are generally located in spaces leased by wholly-owned direct or indirect subsidiaries. Sixty-one of the Company-owned Ruth’s Chris restaurants operate in leased space, of which fifty-four provide for an option to renew for terms ranging from approximately five years to twenty years. All of the Company’s Mitchell’s Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse restaurants are in leased spaces and each lease provides for at least one option to renew, with the exception of the lease for one Mitchell’s Steakhouse. Historically, the Company has not had difficulty in renewing its leases in a timely manner. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on sales volumes over specified levels.

The Company’s corporate headquarters was relocated in 2011 from Heathrow, Florida. The corporate headquarters now resides in leased space (21,211 square feet) in Winter Park, Florida, with a term set to expire on August 31, 2021.

The Company owns the real estate for two Ruth’s Chris operating restaurants: Ft. Lauderdale, FL (7,800 square feet) and Columbus, OH (8,100 square feet). We sold our Houston, TX property in 2013. The Houston restaurant operation was relocated to a nearby leased facility in the summer of 2013.

The following table sets forth information about the Company’s existing Company-owned and franchisee-owned restaurants as of December 29, 2013. As of December 29, 2013, the Company operated 63 Ruth’s Chris restaurants and 22 Mitchell’s Fish Market, Mitchell’s Steakhouse and Cameron Steakhouse restaurants. In addition, franchisees operated 75 restaurants and one restaurant operated under a management agreement. Company-owned Ruth’s Chris restaurants range in size from approximately 6,000 to approximately 13,000 square feet with approximately 180 to 375 seats. The Company expects that future restaurants will range in size from 8,000 to 10,000 square feet with approximately 230 to 250 seats. Company-owned Mitchell’s restaurants range in size from approximately 6,000 to 11,000 square feet with approximately 225 to 250 seats.

Company-Owned Ruth's Chris Restaurants			Franchisee-Owned Ruth's Chris Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
1972	Metairie, LA	Leased	1976	Baton Rouge, LA
1977	Lafayette, LA	Leased	1985	Austin, TX
1983	Washington, D.C.	Leased	1985	Mobile, AL
1984	Beverly Hills, CA	Leased	1986	Atlanta, GA
1985	Ft. Lauderdale, FL	Owned	1987	Pittsburgh, PA
1986	Nashville, TN	Leased	1987	Hartford, CT
1987	San Francisco, CA	Leased	1988	Philadelphia, PA
1987	N. Palm Beach, FL	Leased	1989	Honolulu, HI
1988	Seattle, WA	Leased	1991	Richmond, VA
1989	Memphis, TN	Leased	1992	Baltimore, MD
1990	Weehawken, NJ	Leased	1993	Birmingham, AL
1990	Scottsdale, AZ	Leased	1993	San Antonio, TX
1992	Palm Desert, CA	Leased	1993	Taipei, Taiwan
1992	Minneapolis, MN	Leased	1993	Cancun, Mexico
1992	Chicago, IL	Leased	1993	Sandy Springs, GA
1993	Arlington, VA	Leased	1994	Indianapolis, IN
1993	Manhattan, NY	Leased	1995	Long Island, NY
1994	San Diego, CA	Leased	1995	Toronto, CA
1995	Westchester, NY	Leased	1996	Taichung, Taiwan
1996	Dallas, TX	Leased	1996	Indianapolis, IN
1996	Troy, MI	Leased	1997	Hong Kong
1996	Tampa, FL	Leased	1997	Raleigh (Cary), NC
1996	Bethesda, MD	Leased	1998	Annapolis, MD
1997	Kansas City, MO	Leased	1998	Maui, HI
1997	Irvine, CA	Leased	1999	Atlanta, GA
1997	Jacksonville, FL	Leased	2000	Pikesville, MD
1998	Louisville, KY	Leased	2000	San Antonio, TX
1998	Parsippany, NJ	Leased	2000	Wailea, HI
1998	Northbrook, IL	Leased	2001	Kaohsiung, Taiwan
1999	Columbus, OH	Owned	2001	King of Prussia, PA
1999	Coral Gables, FL	Leased	2001	Queensway, Hong Kong
1999	Ponte Vedra, FL	Leased	2001	Cabo San Lucas, Mexico
1999	Winter Park, FL	Leased	2003	Mississauga, Canada
2000	Sarasota, FL	Leased	2005	Virginia Beach, VA
2000	Del Mar, CA	Leased	2005	Baltimore, MD
2000	Boca Raton, FL	Leased	2005	Atlantic City, NJ
2001	Orlando, FL	Leased	2005	Charlotte, NC
2001	Greensboro, NC	Leased	2006	St. Louis, MO
2002	Woodland Hills, CA	Leased	2006	Ocean City, MD
2002	Fairfax, VA	Leased	2006	Destin, FL
2002	Bellevue, WA	Leased	2006	Mauna Lani, HI
2002	Washington, D.C.	Leased	2006	Huntsville, AL
2003	Walnut Creek, CA	Leased	2006	Edmonton, Canada
2005	Roseville, CA	Leased	2007	Charlotte, NC

Company-Owned Ruth's Chris Restaurants			Franchisee-Owned Ruth's Chris Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
2005	Boston, MA	Leased	2007	Waikiki, HI
2005	Sacramento, CA	Leased	2007	Columbia, SC
2006	Pasadena, CA	Leased	2007	Mishawaka, IN
2006	Bonita Springs, FL	Leased	2007	Tokyo, Japan
2006	Providence, RI	Leased	2007	Madison, WI
2007	Lake Mary, FL*	Land Leased	2007	Calgary, Canada
2007	Anaheim, CA*	Land Leased	2007	Rogers, AR
2007	Biloxi, MS	Leased	2007	Park City, UT
2007	Knoxville, TN	Leased	2008	Aruba
2007	Tyson's Corner, VA	Leased	2008	Myrtle Beach, SC
2007	West Palm Beach, FL	Leased	2008	Wilmington, NC
2008	Ft. Worth, TX	Leased	2008	Ridgeland, MS
2008	New Orleans, LA	Leased	2008	Wilkes-Barre, PA
2008	Princeton, NJ*	Land Leased	2008	Raleigh, NC
2008	Fresno, CA	Leased	2008	Savannah, GA
2008	South Barrington, IL*	Land Leased	2009	Greenville, SC
2011	Portland, OR	Leased	2009	St. Louis, MO
2012	Cincinnati, OH	Leased	2009	Durham, NC
2013	Houston, TX	Leased	2009	Kennesaw, GA
			2009	Carolina, Puerto Rico
			2010	Salt Lake City, UT
			2011	Grand Rapids, MI
			2011	Asheville, NC
			2012	Dubai
			2012	Singapore
			2012	San Salvador, El Salvador
			2012	Niagara Falls, Canada
			2013	Las Vegas, NV
			2013	San Juan, Puerto Rico
			2013	Chattanooga, TN
			2013	Shanghai, China

Ruth's Chris Restaurants Under Management Agreement
Year Opened	Locations
2012	Cherokee, NC

Company-Owned Mitchell's Fish Market Restaurants			Company-Owned Cameron's Steakhouse Restaurants
Year Acquired or Opened	Locations	Property Leased or Owned	Year Acquired	Locations	Property Leased or Owned
2008	Grandview, OH	Leased	2008	Columbus, OH	Leased
2008	Crosswoods, OH	Leased	2008	Birmingham, MI	Leased
2008	Pittsburgh, PA	Leased	2008	Polaris, OH	Leased
2008	Newport, KY	Leased
2008	Louisville, KY	Leased
2008	Lansing, MI	Leased
2008	Birmingham, MI	Leased
2008	Cleveland, OH	Leased
2008	West Chester, OH	Leased
2008	Carmel, IN	Leased
2008	Livonia, MI	Leased
2008	Pittsburgh, PA	Leased
2008	Tampa, FL	Leased
2008	Rochester Hills, MI	Leased
2008	Brookfield, WI	Leased
2008	Sandestin, FL	Leased
2008	Jacksonville, FL	Leased
2008	Stamford, CT	Leased
2010	Winter Park, FL	Leased

*	The Company owns the building and leases the land pursuant to a long-term ground lease.

Item 3.	LEGAL PROCEEDINGS

From time to time, the Company has been named as a defendant in litigation arising in the normal course of business. Claims typically pertain to “slip and fall” accidents at its restaurants, employment claims and claims from guests alleging illness, injury or other food quality, health or operational concerns. Other claims and disputes have arisen in connection with supply contracts, the site development and construction of system restaurants, and various franchise matters. Certain of these claims are not covered by existing insurance policies; however, many are referred to and are covered by insurance, except for deductible amounts, and have not had a material effect on us. As of the date of hereof, we believe that the ultimate resolution of any such claims in the ordinary course of business will not materially affect our financial condition or earnings.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Select Market under the trading symbol “RUTH.” As of March 5, 2014, there were 137 holders of record of its common stock.

The following table sets forth, for the period indicated, the highest and lowest sale price for its common stock for fiscal years 2013 and 2012, as reported by the Nasdaq Global Select Market:

	High	Low
Fiscal Year ended December 29, 2013
First Quarter	$9.60	$7.20
Second Quarter	$12.51	$9.02
Third Quarter	$13.57	$11.42
Fourth Quarter	$15.06	$11.34

Fiscal Year ended December 30, 2012
First Quarter	$7.32	$4.97
Second Quarter	$7.63	$6.11
Third Quarter	$6.90	$5.75
Fourth Quarter	$7.69	$6.18

Dividends and Common Stock Repurchase Program

Between 1999 and April 2013, we had not paid dividends to holders of our common stock. We commenced paying quarterly cash dividends to holders of our common stock in May 2013. The payment of dividends is within the discretion of our Board of Directors and will depend upon our earnings, capital requirements and operating and financial condition, among other factors. In addition, we may not pay a dividend if there is a default (or if a default would result from such dividend payment) under our senior credit agreement. Our senior credit agreement was amended in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchases of common and preferred stock. Junior stock payments made subsequent to December 30, 2012 through the end of the agreement are limited to $100 million; $4.3 million of such payments had been made as of December 29, 2013.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2013:
May 3, 2013	$ 0.04	May 16, 2013	$ 1,430	May 30, 2013
July 24, 2013	$ 0.04	August 15, 2013	$ 1,424	August 29, 2013
October 22, 2013	$ 0.04	November 14, 2013	$ 1,424	November 26, 2013

Subsequent to the end of fiscal year 2013, the Company’s Board of Directors declared a $0.05 per share cash dividend ($1.8 million in total) payable on March 27, 2014. Dividends are paid to holders of common stock and restricted stock.

On May 3, 2013, the Company announced that the Board of Directors approved a common stock repurchase program. Under the program the Company may from time to time purchase up to $30 million of its outstanding common stock. The share repurchases will be made at the Company’s discretion, within pricing parameters set by the Board of Directors, in the open market or in negotiated transactions depending on share price, market conditions or other factors. As of December 29, 2013, no shares have been repurchased under the common stock repurchase program.

Unregistered Recent Sales of Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for information regarding securities authorized for issuance under the Company’s equity compensation plans.

Performance Graph

The following table and graph shows the cumulative total stockholder return on the Company’s Common Stock with the S&P 500 Stock Index, the S&P Small Cap 600 Index and the Dow Jones U.S. Restaurants & Bars Index, in each case assuming an initial investment of $100 on December 26, 2008 and full dividend reinvestment.

CUMULATIVE TOTAL RETURN

Assuming an investment of $100 and reinvestment of dividends

	12/26/08	12/24/09	12/23/10	12/23/11	12/28/12	12/27/13
Ruth's Hospitality Group, Inc.	$100	$155	$337	$371	$489	$1,014
S&P 500 Stock Index	$100	$129	$144	$145	$161	$211
S&P SmallCap 600 Index	$100	$132	$163	$163	$181	$258
Dow Jones U.S. Restaurants & Bars Index	$100	$119	$155	$197	$194	$246

All amounts rounded to the nearest dollar.

**********

The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth the Company’s selected financial data for the year indicated and should be read in conjunction with the disclosures in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition and Item 8, Financial Statements and Supplementary Data, of this report. Certain amounts have been revised to reclassify certain operating revenues and expenses to income (loss) from discontinued operations.

	Fiscal Year
	2013	2012	2011	2010	2009
	($ in thousands)
Income Statement Data:
Revenues:
Restaurant sales	$388,083	$378,445	$351,380	$335,502	$323,634
Franchise income	15,012	13,836	12,464	11,532	10,533
Other operating income	3,554	3,774	3,493	3,713	3,550

Total revenues	406,649	396,055	367,337	350,747	337,717

Costs and expenses:
Food and beverage costs	120,612	120,215	108,880	99,825	94,844
Restaurant operating expenses	194,515	190,742	181,683	175,948	171,854
Marketing and advertising	11,673	11,178	11,748	11,404	11,504
General and administrative costs	30,404	28,299	22,803	22,800	23,777
Depreciation and amortization expenses	13,060	14,556	14,859	15,311	16,220
Pre-opening costs	692	540	192	387	16
Loss on impairment and asset disposals, net	3,262	4,955	3,478	483	9,936
Restructuring expense (benefit)	-	-	(502)	(1,683)	40
Gain on settlements	(2,156)	(683)	-	-	-

Operating income (loss)	34,587	26,253	24,196	26,272	9,526

Other income (expense):
Interest expense	(1,640)	(3,172)	(2,892)	(4,244)	(7,756)
Other	(50)	4	(488)	(3)	534

Income from continuing operations before income tax expense	32,897	23,085	20,816	22,025	2,304

Income tax expense	9,102	6,687	1,663	4,827	140
Income from continuing operations	23,795	16,398	19,153	17,198	2,164
Income (loss) from discontinued operations, net of income taxes	(1,306)	(19)	396	(1,241)	255

Net income	22,489	16,379	19,549	15,957	2,419

Preferred stock dividends	-	514	2,493	2,178	-
Accretion of preferred stock redemption value	-	73	353	309	-

Excess of redemption value over carrying value of preferred shares redeemed	-	35,776	-	-	-
Net income (loss) applicable to preferred and common shareholders	$22,489	(19,984)	$16,703	$13,470	$2,419

	Fiscal Year
	2013	2012	2011	2010	2009
	($ in thousands, except per share data)

Basic earnings (loss) per share:
Continuing operations	$0.69	$(0.58)	$0.38	$0.36	$0.15
Discontinued operations	(0.04)	-	0.01	(0.02)	(0.05)
Basic earnings (loss) per share	$0.65	$(0.58)	$0.39	$0.34	$0.10

Diluted earnings (loss) per share:
Continuing operations	$0.67	$(0.58)	$0.38	$0.36	$0.15
Discontinued operations	(0.04)	-	0.01	(0.02)	(0.05)
Diluted earnings (loss) per share	$0.63	$(0.58)	$0.39	$0.34	$0.10
Shares used in computing earnings (loss) per common share:
Basic	34,761,160	34,313,636	34,093,104	32,513,867	23,566,358
Diluted	35,784,430	34,313,636	43,252,101	40,239,854	23,733,260
Dividends declared per common share	$0.12	$-	$-	$-	$-

Balance Sheet Data (at end of fiscal year):
Cash and cash equivalents	$10,586	$7,909	$3,925	$5,018	$1,681
Total assets	228,081	229,702	238,567	247,416	252,762
Total long-term debt including current portion	19,000	45,000	22,000	51,000	125,500
Total shareholders' equity	100,653	80,733	97,987	78,708	40,112

 Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes to financial statements. We report our financial results on a 52/53-week fiscal year, which ends on the last Sunday in December. Fiscal years 2013 and 2011 each consisted of 52 weeks of operations. Fiscal year 2012 consisted of 53 weeks of operations.

Overview

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. and its subsidiaries (the Company) operate Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse restaurants and sell franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular location designated in the franchise agreement. As December 29, 2013, there were 161 restaurants operating, including 85 Company owned restaurants, 75 franchisee-owned restaurants and one restaurant operating under a management agreement.

The Ruth’s Chris menu features a broad selection of high-quality USDA Prime- and Choice-grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling” and topped with butter—complemented by other traditional menu items inspired by our New Orleans heritage. The Ruth’s Chris restaurants reflect the almost 50-year commitment to the core values instilled by our founder, Ruth Fertel, of caring for our guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere. We believe that Ruth’s Chris is one of the strongest brands in the upscale steakhouse category.

Our Ruth’s Chris restaurants cater to special occasion diners and frequent customers, in addition to the business clientele traditionally served by upscale steakhouses, by providing a dining experience designed to appeal to a wide range of guests. We believe our focus on creating this broad appeal provides us with opportunities to expand into a wide range of markets, including many markets not traditionally served by upscale steakhouses. We offer USDA Prime- and Choice-grade steaks that are aged and prepared to exact company standards and cooked in 1,800-degree broilers. We also offer veal, lamb, poultry and seafood dishes and a broad selection of appetizers. We complement our distinctive food offerings with an award-winning wine list. During the fiscal year ended December 29, 2013, the average check was $73.00 per person.

All Company-owned restaurants are located in the United States. The franchisee-owned restaurants include eighteen international franchisee-owned restaurants in Aruba, Canada, China (Hong Kong and Shanghai), El Salvador, Japan, Mexico, Singapore, Taiwan and the United Arab Emirates. Four new Ruth’s Chris Steak House locations opened in fiscal year 2013, including a second franchise restaurant located in San Juan in April 2013, a franchise restaurant located in Chattanooga, TN in July 2013, a franchise restaurant in Shanghai in December 2013 and a franchise restaurant in early 2013 in Las Vegas, NV under a licensing agreement with Harrah’s Casino under which we receive a fee based on a percentage of sales. Due to an expiring lease term, we closed our Company-owned Ruth’s Chris Steak House restaurant in Phoenix, AZ on March 31, 2013. Our Ruth’s Chris Steak House in Houston, TX was relocated in July 2013. A franchise restaurant located in Dubai was closed in July 2013. We are currently targeting to open four new Company-owned Ruth’s Chris Steak House restaurants during the next twelve months – one each in Denver, CO, Dallas, TX, Gaithersburg, MD and Los Angeles, CA. We expect that franchisees will open three to four new restaurants during 2014. In February 2014, we acquired the franchisee-owned restaurant located in Austin, Texas. Due to an expiring lease term, in March 2014 we are closing the Ruth’s Chris Steak House in Kansas City, MO after 17 years of operation. Kansas City will remain one of the areas that we will evaluate for opportunities for future Ruth's Chris Steak House restaurants. Due to local market conditions and disappointing financial results, we have negotiated an early termination of the Stamford, CT Mitchell’s Fish Market facility lease. The Stamford restaurant, which opened in 2007, is closing in March 2014.

In January 2013, we signed an agreement with the Ko Group for the development of four new franchised Ruth’s Chris Steak House restaurants to be opened in the People’s Republic of China over the next three years. The Shanghai restaurant which opened in December 2013 was the first restaurant opened under this agreement. The Ko Group has had success as an existing franchisee, with seven restaurants in Hong Kong, Japan, Taiwan and Singapore.

The Company operates nineteen Mitchell’s Fish Markets and three Cameron’s Steakhouse restaurants, located primarily in the Midwest and Florida.

On February 19, 2008, we completed the acquisition of the operating assets and intellectual property of Mitchell’s Fish Market, operating under the names Mitchell’s Fish Market and Columbus Fish Market, and Cameron’s Steakhouse, operating under the names Cameron’s Steakhouse and Mitchell’s Steakhouse from Cameron Mitchell Restaurants, LLC. There are currently nineteen Mitchell’s Fish Markets and three Cameron’s Steakhouse’s with restaurants in the Midwest, Northeast and Florida. Mitchell’s Fish Market is an award-winning, upscale yet comfortable, seafood restaurant and bar recognized for its high-quality food, contemporary dining atmosphere, and excellent service. We believe that Mitchells’ focus on upscale casual dining complements the Ruth’s Chris brand. Mitchell’s Fish Market is committed to serving the freshest seafood. Although the menu changes frequently based on availability and season, it includes more than 60 seafood dishes, including fish from all over the world. During the fiscal year ended December 29, 2013, the average check was $36.50 per person.

Accounting Change

The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage. Prior to the fourth quarter of fiscal 2013, we recognized breakage revenue using the Delayed Method of accounting. Gift card breakage revenue was recognized for cards which remained unredeemed eighteen months after the date of last activity. Gift card breakage revenue is classified as a component of other operating revenue.

At the end of the fourth quarter of fiscal year 2013, we elected to change the policy for recognizing gift card breakage revenue by changing from the Delayed Method to the Redemption Method of accounting. Under the Redemption Method, breakage revenue is recognized and the gift card liability is derecognized for unredeemed gift cards in proportion to actual gift card redemptions. We believe that the Redemption Method is preferable to the Delayed Method. This accounting change represented a change in accounting estimate effected by a change in accounting principle and included a revision in expected redemptions based on consumer redemption patterns. Accordingly, we accounted for the change as a change in estimate utilizing the cumulative catch-up method. The impact of the cumulative catch-up adjustment recorded at the end of the fourth quarter of fiscal 2013 was to reduce gift card breakage revenue by $2.0 million. Inclusive of this adjustment, we recognized $1.3 million of gift card breakage revenue in fiscal year 2013. Gift card breakage revenue recognized in fiscal years 2012 and 2011 was $2.3 million and $2.1 million, respectively. Consistent with the cumulative catch-up method of accounting for a change in accounting estimate effected by a change in accounting principle, previously issued financial statements will not be revised.

Recap of Fiscal Year 2013 and Fiscal Year 2012 Operating Results

Operating income for fiscal year 2013 increased from fiscal year 2012 by $8.3 million to $34.6 million. Operating income for fiscal year 2013 was favorably impacted by a $9.6 million increase in restaurant sales, which was somewhat offset by increased restaurant operating expenses. Higher restaurant sales were attributable both to an increase in the number of customers, as measured by an increase in entrées, and an increase in average check. It is noteworthy that because fiscal year 2013 included 52 weeks whereas fiscal year 2012 included 53 weeks, fiscal year 2012 benefited from one more week of sales; fiscal year 2012 sales included approximately $9.3 million of sales attributable to the 53rd week. Also, other operating income for fiscal year 2013 was impacted by the following: an unfavorable $2.0 million gift card accounting change adjustment; $3.3 million loss on impairment and disposal of long-lived assets (compared to a fiscal year 2012 loss of $5.0 million); and an aggregate gain of $2.2 million from the settlement of two loss claims which previously arose (compared to a fiscal year 2012 gain of $683 thousand). After tax income from continuing operations during fiscal year 2013 increased from fiscal year 2012 by $7.4 million to $23.8 million. Net income for fiscal year 2013 was adversely impacted by a $1.3 million loss from discontinued operations. Fiscal year 2013 net income increased from fiscal year 2012 by $6.1 million to $22.5 million.

Preferred stock requirements are deducted from net income to arrive at net income (loss) applicable to preferred and common shareholders. During fiscal year 2012, we reported a $20.0 million loss applicable to shareholders due to the repurchase of all of the Company’s preferred stock. We recorded a reduction of net income applicable to shareholders of $35.8 million during fiscal year 2012 to reflect the excess of the redemption value over the carrying value of the preferred shares redeemed.

Operating income for fiscal year 2012 increased from fiscal year 2011 by $2.1 million to $26.3 million. Operating income for fiscal year 2012 was positively impacted by a $27.0 million increase in restaurant sales, which was somewhat offset by higher food and restaurant operating expenses. Higher restaurant sales were attributable both to an increase in the number of customers as measured by an increase in entrées, and an increase in average check. Also, fiscal year 2012 sales included approximately $9.3 million of sales attributable to the 53rd week. We recognized a net loss on the impairment and disposal of long-lived assets of $5.0 million in fiscal year 2012 compared to a net loss of $3.5 million in fiscal year 2011. Due in large part to an increase in income tax expense, net income for fiscal year 2012 decreased by $3.1 million to $16.4 million as compared to fiscal year 2011. Income tax expense for fiscal year 2011 was abnormally low due to a $4.0 million benefit for the reduction of a deferred tax asset valuation allowance.

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

Franchise Income. Franchise income includes (1) franchise and development option fees charged to franchisees and (2) royalty income. Franchise royalties consist of 5.0% of adjusted gross sales from each franchisee-owned restaurant. In addition, our more recent franchise agreements require up to a 1% advertising fee to be paid by the franchisee, which is applied to national advertising expenditures. Under our prior franchise agreements, the Company would pay 1% out of the 5% royalty toward national advertising. We evaluate the performance of our franchisees by measuring franchisee-owned restaurant operating weeks, which is impacted by franchisee-owned restaurant openings and closings, and comparable franchisee-owned restaurant sales growth, which together with operating weeks, drives royalty income.

Other Operating Income. Other operating income consists primarily of breakage income associated with gift cards, and also includes fees earned from a management agreement, banquet-related guarantee and services revenue and other incidental guest fees.

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

General and Administrative. General and administrative costs include costs relating to all corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future Company and franchisee growth. General and administrative costs are comprised of management, supervisory and staff salaries and employee benefits, travel, performance-based compensation, information systems, training, corporate rent, professional and consulting fees, technology and market research. We measure our general and administrative expense efficiency by tracking these costs as a percentage of total revenues.

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

	Fiscal Year
	2013		2012		2011
Revenues:
Restaurant sales	95.4%		95.6%		95.7%
Franchise income	3.7%		3.5%		3.4%
Other operating income	0.9%		1.0%		1.0%

Total revenues	100.0%		100.0%		100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	31.1%		31.8%		31.0%
Restaurant operating expenses (percentage of restaurant sales)	50.1%		50.4%		51.7%
Marketing and advertising	2.9%		2.8%		3.2%
General and administrative costs	7.5%		7.1%		6.2%
Depreciation and amortization expenses	3.2%		3.7%		4.0%
Pre-opening costs	0.2%		0.1%		0.1%
Loss on impairment and asset disposals, net	0.8%		1.3%		0.9%
Restructuring benefit	-		-		(0.1%	)
Gain on settlements	(0.5%	)	(0.2%	)	-

Operating income	8.5%		6.6%		6.6%

Other income (expense):
Interest expense	(0.4%	)	(0.8%	)	(0.8%	)
Other	(0.0%	)	0.0%		(0.1%	)

Income from continuing operations before income tax expense	8.1%		5.8%		5.7%

Income tax expense	2.2%		1.7%		0.5%

Income from continuing operations	5.9%		4.1%		5.2%

Income (loss) from discontinued operations, net of income taxes	(0.4%	)	(0.0%	)	0.1%

Net income	5.5%		4.1%		5.3%

Preferred stock dividends	-		0.1%		0.7%
Accretion of preferred stock redemption value	-		0.0%		0.1%

Excess of redemption value over carrying value of preferred shares redeemed	-		9.0%		-

Net income (loss) applicable to preferred and common shareholders	5.5%		(5.0%	)	4.5%

Segment Profitability

		Fiscal Year Ended
		December 29, 2013	December 30, 2012	December 25, 2011

		(Dollar amounts in thousands)
Revenues:
	Company-owned steakhouse restaurants	$322,833	$310,985	$286,867
	Company-owned fish market restaurants	68,943	70,304	67,043
	Franchise operations	15,012	13,836	12,464
	Unallocated other revenue and revenue discounts	(139)	930	963
	Total revenues	$406,649	$396,055	$367,337

Segment profits:
	Company-owned steakhouse restaurants	$68,578	$62,899	$57,379
	Company-owned fish market restaurants	6,423	6,900	7,029
	Franchise operations	15,012	13,836	12,464
	Total segment profit	90,013	83,635	76,872

	Unallocated operating income	1,509	1,463	(98)
	Marketing and advertising expenses	(11,673)	(11,178)	(11,748)
	General and administrative costs	(30,404)	(28,299)	(22,803)
	Depreciation and amortization expenses	(13,060)	(14,556)	(14,859)
	Pre-opening costs	(692)	(540)	(192)
	Loss on impairment and asset disposals, net	(3,262)	(4,955)	(3,478)
	Restructuring benefit	-	-	502
	Gain on settlements	2,156	683	-
	Interest expense, net	(1,640)	(2,365)	(2,892)
	Debt issuance costs written off	-	(807)	-
	Other income (expense)	(50)	4	(488)
	Income from continuing operations before income tax expense	$32,897	$23,085	$20,816

Segment profitability information is presented in Note 4 of the consolidated financial statements. Not all operating expenses are allocated to operating segments. The Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse restaurant concepts in North America are managed as operating segments. The concepts operate within the full-service dining industry, providing similar products to similar customers. For financial reporting purposes, the Ruth’s Chris Steak House and Cameron’s Steakhouse restaurants are both included in the Company-owned steakhouse restaurant segment. The Company-owned fish market restaurant segment consists entirely of Mitchell’s Fish Market restaurants. The franchise operations are reported as a separate operating segment. No costs are allocated to the franchise operations segment.

Fiscal year 2013 segment profits for the Company-owned steakhouse restaurant segment increased by $5.7 million to $68.6 million from fiscal year 2012. The increase was driven by increased revenues. Fiscal year 2013 segment profits for the Company-owned fish market restaurant segment decreased by $477 thousand to $6.4 million from fiscal year 2012 due to a decrease in revenues. It is noteworthy that because fiscal year 2013 included 52 weeks whereas fiscal year 2012 included 53 weeks, fiscal year 2012 benefited from one more week of sales. The $1.2 million increase in franchise operations segment profitability to $15.0 million is attributable to eight new locations which opened in 2013 and 2012 and an increase in comparable franchise restaurant sales.

Fiscal year 2012 segment profits for the Company-owned steakhouse restaurant segment increased by $5.5 million to $62.9 million from fiscal year 2011. The increase was driven by increased revenues. Fiscal year 2012 segment profits for the Company-owned fish market restaurant segment were relatively flat compared to fiscal year 2011. The $1.4 million increase in franchise operations segment profitability to $13.8 million is attributable to six new locations which opened in 2012 and 2011 and an increase in comparable franchise restaurant sales.

Fiscal Year 2013 Compared to Fiscal Year 2012

Restaurant Sales. Restaurant sales increased $9.6 million, or 2.5%, to $388.1 million during fiscal year 2013 from fiscal year 2012. The increase was attributable to a $15.1 million increase in Company-owned comparable sales for all brands, which was somewhat offset by the impact of decreased operating weeks due to fiscal year 2012 having 53 operating weeks. Excluding discontinued operations, total operating weeks for all brands during fiscal year 2013 decreased to 4,417 from 4,463 during fiscal year 2012. Because fiscal year 2013 included 52 weeks whereas fiscal year 2012 included 53 weeks, fiscal year 2012 benefited from one more week of sales; fiscal year 2012 sales included approximately $9.3 million of sales attributable to the 53rd week. Company-owned comparable restaurant sales for Ruth’s Chris Steak House increased 5.3% on a 52-week basis, which consisted of a traffic increase of 3.2% and an average check increase of 2.1%. Company-owned comparable restaurant sales at Mitchell’s Fish Market increased 0.3% on a 52-week basis, which consisted of a traffic decrease of 1.6% and an average check increase of 2.0%.

Franchise Income. Franchise income increased $1.2 million, or 8.5%, to $15.0 million during fiscal year 2013 from fiscal year 2012. The increase was driven primarily by a $1.1 million increase from eight new locations which opened during fiscal years 2013 and 2012. The remaining increase is from an increase in comparable franchisee-owned restaurant sales of 1.8% (which included a 1.6% increase in domestic comparable franchisee-owned restaurant sales and a 2.6% increase in international comparable franchisee-owned restaurant sales).

Other Operating Income. Other operating income decreased by $220 thousand to $3.6 million during fiscal year 2013 from fiscal year 2012. Other operating income includes gift card breakage revenue, our share of income from a managed restaurant and miscellaneous restaurant income. Fiscal year 2013 gift card breakage revenue decreased $1.0 million due to the unfavorable impact of the $2.0 million adjustment for the change in accounting for gift card breakage revenue, which included a revision in expected redemptions based on consumer redemption patterns. Our management fee and our share of income from the Cherokee location was $706 thousand during fiscal year 2013 and $162 thousand during fiscal year 2012.

Food and Beverage Costs. Food and beverage costs increased $397 thousand, or 0.3%, to $120.6 million during fiscal year 2013 from fiscal year 2012. Food and beverage costs, as a percentage of restaurant sales, decreased 69 basis points to 31.1% compared to fiscal year 2012 due to a cumulative menu pricing increase of 2.0%, partially offset by higher beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $3.8 million, or 2.0%, to $194.5 million during fiscal year 2013 from fiscal year 2012. Restaurant operating expenses, as a percentage of restaurant sales, decreased 28 basis points to 50.1% largely due to leveraging higher sales on fixed costs.

Marketing and Advertising. Marketing and advertising expenses increased $495 thousand to $11.7 million during fiscal year 2013 from fiscal year 2012. The increase in marketing and advertising expenses during fiscal year 2013 was attributable to planned advertising spending.

General and Administrative. General and administrative expenses increased $2.1 million to $ 30.4 million during fiscal year 2013 from fiscal year 2012, primarily due to a $2.2 million increase in performance-based compensation.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased $1.5 million to $13.1 million during fiscal year 2013, primarily due to certain property and equipment becoming fully depreciated.

Loss on impairment and asset disposals. We recognized losses on impairment and asset disposals aggregating $3.3 million in fiscal year 2013 compared to $5.0 million in fiscal year 2012 The fiscal year 2013 aggregate loss was primarily attributable to a $400 thousand impairment of an ancillary trademark, a $2.1 million impairment loss due to a decline in the estimated fair value of one restaurant’s assets (primarily leasehold improvements) and a $750 thousand lease termination penalty. The decline in estimated fair value of the impaired restaurant was attributable to decreases in that restaurant’s projected profitability. During fiscal year 2012, we recorded a gain on asset disposals of $134 thousand, a $395 thousand impairment loss related to a location being sold, and two impairment losses aggregating $4.7 million due to declines in the estimated fair value of the assets (which consisted primarily of leasehold improvements). The declines in estimated fair value of assets were primarily attributable to management’s assessment that our expected lease term would be shortened.

Gain on Settlements. During fiscal year 2013, the Company settled two loss claims asserted by us which previously arose and recognized an aggregate gain of $2.2 million, net of fees incurred. The majority of the gain pertained to compensation for the Company’s lost operating income awarded by the claims administrator pursuant to the settlement agreement reached in litigation related to the 2010 Deepwater Horizon oil spill in the Gulf of Mexico.

Interest Expense. Interest expense decreased $725 thousand to $1.6 million during fiscal year 2013 from fiscal year 2012. The decrease in expense was primarily due to a lower average debt balance during fiscal year 2013.

Income Tax Expense. During fiscal year 2013, we recognized income tax expense of $9.1 million. During fiscal year 2012, we recognized income tax expense of $6.7 million. The effective tax rate decreased to 27.7% during fiscal year 2013 compared to 29.0% during fiscal year 2012. During fiscal year 2013, the Company recognized a state income tax benefit for employment-related tax credits aggregating $1.0 million generated during the years 2006 through 2012. These prior year state tax credits resulted in a discrete $623 thousand reduction (net of federal and state tax consequences) in income tax expense.

Income from Continuing Operations. Income from continuing operations of $23.8 million during fiscal year 2013 increased by $7.4 million compared to fiscal year 2012 due to the factors noted above.

Income (Loss) from Discontinued Operations, net of income taxes. Income (loss) from discontinued operations, net of income taxes during fiscal year 2013 was a loss of $1.3 million. The loss includes a $1.2 million loss, net of income tax benefit, attributable to property we lease near the United Nations in Manhattan. We recognized the loss as a consequence of the re-measurement of our lease exit costs due to the subtenant abandoning the property subleased from us.

Net Income (Loss) Applicable to Preferred and Common Shareholders. Net income applicable to preferred and common shareholders was $22.5 million during fiscal year 2013 compared to $20.0 million net loss during fiscal year 2012. Net income applicable to preferred and common shareholders in fiscal year 2012 included charges for preferred stock dividends of $514 thousand and accretion of preferred stock redemption value of $73 thousand. We also recorded a reduction of net income applicable to shareholders of $35.8 million during fiscal year 2012 to reflect the excess of the redemption value over the carrying value of the preferred shares redeemed.

Fiscal Year 2012 Compared to Fiscal Year 2011

Restaurant Sales. Restaurant sales increased $27.1 million, or 7.7%, to $378.4 million during fiscal year 2012 from fiscal year 2011. The increase was attributable to a $15.7 million increase in Company-owned comparable sales for all brands and an increase in operating weeks. Because fiscal year 2012 included 53 weeks whereas fiscal year 2011 included 52 weeks, fiscal year 2012 benefitted from sales for an additional week: fiscal year 2012 sales included approximately $9.3 million of sales attributable to the 53rd week. Company-owned comparable restaurant sales for Ruth’s Chris Steak House increased 5.1%, which consisted of a traffic increase of 2.7% and an average check increase of 2.4%. Company-owned comparable restaurant sales at Mitchell’s Fish Market increased 2.5%, which consisted of a traffic increase of 3.4% and an average check decrease of 0.8%.

Franchise Income. Franchise income increased $1.4 million, or 11%, to $13.8 million during fiscal year 2012 from fiscal year 2011. The increase was driven by a $700 thousand increase from six new locations which opened during 2012 and 2011 and a $600 thousand increase from an increase in comparable franchisee-owned restaurant sales of 4.6% (which included a 5.0% increase in domestic comparable franchisee-owned restaurant sales and a 2.9% increase in international comparable franchisee-owned restaurant sales).

Food and Beverage Costs. Food and beverage costs increased $11.3 million, or 10.4%, to $120.2 million during fiscal year 2012 from fiscal year 2011. As a percentage of restaurant sales, food and beverage costs increased to 31.8% during fiscal year 2012 from 31.0% during fiscal year 2011. This increase in food and beverage costs as a percentage of restaurant sales was primarily due to 13% higher beef costs partially offset by a 1.8% increase in menu pricing.

Restaurant Operating Expenses. Restaurant operating expenses increased $9.1 million, or 5.0%, to $190.7 million in fiscal year 2012 primarily due to higher restaurant sales. Despite the increase in total expense, restaurant operating expenses, as a percentage of restaurant sales, decreased to 50.4% in fiscal year 2012 from 51.7% in fiscal year 2011 due to leveraging higher comparable restaurant sales.

Marketing and Advertising Costs. Marketing and advertising costs decreased $570 thousand, or 4.9%, to $11.2 million in fiscal year 2012. The decrease was due a planned reduction in spending.

General and Administrative Costs. General and administrative costs increased $5.5 million, or 24.1%, to $28.3 million in fiscal year 2012 due to a $2.5 million increase in performance-based compensation, $1.4 million increase from the filling of open positions and $1.0 million from additional professional fees.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased $303 thousand, or 2.0%, to $14.6 million in fiscal year 2012. The year over year decrease in depreciation and amortization is primarily attributable to certain restaurant assets becoming fully depreciated.

Loss on Impairment and Asset Deposals, Net. We recognized a loss on the impairment and asset disposals of $5.0 million in fiscal year 2012 compared to a loss of $3.5 million in fiscal year 2011. During fiscal year 2012, we recorded a gain on asset disposals of $134 thousand, a $395 thousand impairment loss related to a location being sold, and two impairment losses aggregating $4.7 million due to declines in the estimated fair value of the assets (which consisted primarily of leasehold improvements). The declines in estimated fair value of assets were primarily attributable to management’s assessment that our expected lease term would be shortened. Management reviewed the lease terms and expected cash flows for these restaurants and determined that we are not likely to extend our lease terms under certain of our existing lease agreements long enough to recover the net book value of our long-lived assets. During fiscal year 2011, we recorded loss on asset disposals of $502 thousand and a $3.0 million loss on impairment. The loss on impairment was attributable to a reduction in the estimated fair value of the Mitchell’s Fish Market trademark.

Restructuring Expense (Benefit). In fiscal year 2011, we recognized $502 thousand benefit attributable to favorable lease resolutions on closed/unopened restaurant sites.

Gain on the Settlements. During fiscal year 2012, the Company reached an agreement to settle certain liabilities pertaining to unclaimed property returns which had not been filed timely. A $683 thousand gain was recognized during the fourth quarter of fiscal year 2012 pertaining to this settlement.

Interest Expense. Interest expense, net of interest income, decreased $527 thousand, or 18.2%, to $2.4 million in fiscal year 2012. The decrease in expense was primarily due to lower interest rates in fiscal year 2012. The lower interest rates were largely attributable to more favorable terms under our amended senior credit agreement.

Debt issuance costs written off. As a consequence of the February 2012 amendment to our senior credit agreement, $807 thousand of previously deferred debt issuance costs were written off.

Income Tax Expense. Income tax expense increased $5.0 million to $6.7 million in fiscal year 2012. The year over year increase was largely due to the favorable impact of a $4.0 million benefit recorded in the second quarter of fiscal year 2011. The benefit pertained to a reduction of the valuation allowance on certain state deferred tax assets.

Income from Continuing Operations. Income from continuing operations decreased $2.8 million to $16.4 million in fiscal year 2012 from income of $19.2 million in fiscal year 2011 due to the factors discussed above.

Discontinued Operations, Net of Income Tax Benefit. During fiscal 2012, we reported a $19 thousand loss from discontinued operations, net of income tax benefit. During fiscal year 2011, we reported $396 thousand net of tax income on discontinued operations. The fiscal year 2011 income pertained to a change in estimate of lease-related liabilities.

Net Income (Loss) Applicable to Preferred and Common Shareholders. During fiscal year 2012, we reported a loss applicable to preferred and common shareholders of $20.0 million compared to $16.7 million net income applicable to preferred and common shareholders reported for fiscal year 2011. Preferred stock requirements are deducted from net income to arrive at net income (loss) applicable to preferred and common shareholders. We recorded a reduction of net income applicable to shareholders of $35.8 million in the first fiscal quarter of 2012 to reflect the excess of the redemption value over the carrying value of the preferred shares redeemed.

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

Liquidity and Capital Resources

Overview

Our principal sources of cash during fiscal year 2013 were net cash provided by operating activities and borrowings under our $100 million senior credit facility. Our principal uses of cash during fiscal year 2013 were for capital expenditures, principal repayments on our senior credit facility and dividends. We reduced outstanding borrowings under our $100 million senior credit facility by $26.0 million during fiscal year 2013.

We paid quarterly cash dividends of $0.04 per share, $1.4 million in aggregate, during each of the second, third and fourth quarters of fiscal year 2013. On February 21, 2014, we announced that our Board of Directors declared a quarterly cash dividend of $0.05 per share, $1.8 million in aggregate, to be paid on March 27, 2014 to stockholders of record as of the close of business on March 13, 2014. This dividend represents a 25% increase from the previous quarterly dividend paid to shareholders on November 26, 2013. Future dividends will be subject to the approval of our Board of Directors.

On May 3, 2013, we announced that our Board of Directors approved a common stock repurchase program. Under the program, we may from time to time purchase up to $30 million of our outstanding common stock. The share repurchases will be made at our discretion in the open market or in negotiated transactions depending on share price, market conditions or other factors. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares. As of December 29, 2013, no shares have been repurchased under the common stock repurchase program.

We believe that our borrowing ability under our senior credit facility coupled with our anticipated cash flow from operations should provide us with adequate liquidity in fiscal year 2014.

Senior Credit Facility

As of December 29, 2013, the Company had an aggregate of $19.0 million of outstanding indebtedness under its $100 million senior credit facility at a weighted average interest rate of 3.46% with approximately $76.9 million of borrowings available, net of outstanding letters of credit of approximately $4.1 million. The 3.46% weighted average interest rate includes a 2.19% interest rate on outstanding indebtedness, plus fees on the Company’s unused borrowing capacity and outstanding letters of credit. As of December 29, 2013, the Company was in compliance with all the covenants under its credit facility.

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

The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on the Company’s ability to enter into joint ventures, acquisitions and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Amended and Restated Credit Agreement requires the Company to maintain a fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio of 2.50:1.00. The agreement was amended in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchase of common and preferred stock. Junior stock payments made subsequent to December 30, 2012 through the end of the agreement are limited to $100.0 million; $4.3 million of such payments had been made as of December 29, 2013. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default. As of December 29, 2013, the Company was in compliance with the covenants under the Amended and Restated Credit Agreement.

Capital Expenditures

Capital expenditures in fiscal year 2013, which aggregated $15.3 million, pertained primarily to: $8.0 million for various restaurant remodel projects; $2.9 million for the cost of relocating our Houston Ruth’s Chris Steak House; $2.4 million for a new Ruth’s Chris Steak House which opened in Denver in early 2014; and $1.7 million for information technology projects. Capital expenditures in fiscal year 2012, which aggregated $11.5 million, pertained primarily to $7.7 million for various remodel projects and $3.0 million for a new Ruth’s Chris Steak House in Cincinnati. Capital expenditures in fiscal year 2011 aggregated $9.0 million.

We anticipate capital expenditures in fiscal year 2014 will be approximately $20 to $22 million. We currently expect to open three to four Company-owned restaurants at leased locations in fiscal year 2014.

Repurchase of All our Preferred Stock

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

 Cash Flows

The following table summarizes our primary sources and uses of cash (in thousands):

	Fiscal Year
	2013	2012	2011

Net cash provided by (used in):
Operating activities	$47,796	$53,324	$39,337
Investing activities	(14,207)	(11,296)	(8,975)
Financing activities	(30,912)	(38,044)	(31,455)
Net increase (decrease) in cash and cash equivalents	$2,677	$3,984	$(1,093)

Operating Activities. Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising and general and administrative costs. Operating activities provided cash flow all three fiscal years primarily because operating revenues have exceeded cash-based expenses. Cash provided by operating activities decreased $6.3 million in fiscal year 2013 compared to fiscal year 2012 primarily due to the fiscal year 2013 payments of fiscal year 2012 performance-based compensation liabilities and a $2.5 million payment to settle certain liabilities pertaining to unclaimed property.

Investing Activities. Cash used in investing activities in all three fiscal years pertained primarily to capital expenditure projects.

Financing Activities. Financing activities used cash in all three fiscal years. During fiscal year 2013, we reduced the debt outstanding under our senior credit facility by $26.0 million and paid dividends of $4.3 million. Cash used in financing activities in fiscal year 2012 was the net result of $60.2 million cash used to repurchase all of our outstanding preferred stock and the $23.0 million proceeds from net additional borrowings under our senior credit facility. Net cash used by financing activities in fiscal year 2011 was attributable to $29 million net principal payments on long-term debt and $2.5 million cash dividends paid on preferred stock.

Contractual Obligation

The following table summarizes our contractual obligations as of December 29, 2013:

	Payments due by period
	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
			(in millions)
Long-term debt obligations	$21.1	$0.7	$0.7	$19.7	$-
Operating lease obligations	249.5	24.5	23.2	64.1	137.7
Total	$270.6	$25.2	$23.9	$83.8	$137.7

Long-term debt obligations include principal maturities and expected interest payments. Expected interest payments were estimated using the weighted average interest rate of 3.46% under our senior credit facility as of December 29, 2013. Operating lease obligations do not include contingent rent, common area maintenance, property taxes and other pass through charges from our landlords. The above table does not include recorded liabilities to vendors or employees.

Off-Balance Sheet Arrangements

As of December 29, 2013, we do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements is based, in part, on our critical accounting policies that require us to make estimates and judgments that affect the amounts reported in those financial statements. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 of the consolidated financial statements. Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

Deferred Gift Card Revenue and Gift Card Breakage Revenue

Revenue from restaurant sales is recognized when food and beverage products are sold. Deferred revenue primarily represents the Company’s liability for gift cards that have been sold but not yet redeemed, and is recorded at the expected redemption value. When the gift cards are redeemed, the Company recognizes restaurant sales and reduces the deferred revenue liability. Company issued gift cards redeemed at franchisee-owned restaurants reduce the deferred revenue liability but do not result in our restaurant sales. Gift card transactions involving franchisees are settled on a monthly basis through the Company's third party gift card provider. The expected redemption value of gift cards represents the full value of all gift cards issued less the amount the Company has recognized as other operating income for gift cards that are not expected to be redeemed.

The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage. Prior to the fourth quarter of fiscal 2013, the Company recognized breakage revenue using the Delayed Method of accounting. Based on historical information and after the Company’s determination that there is no legal obligation to remit the value of unredeemed gift cards to relevant governmental authorities, gift card breakage revenue was recognized for cards which remained unredeemed 18 months after the date of last activity. Gift card breakage produces a revenue stream which is a key element of the profitability of the Company’s gift card program and is classified as a component of other operating revenue.

At the end of the fourth quarter of fiscal year 2013, the Company concluded it had accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow management to reasonably and objectively determine an estimated gift card breakage rate and the pattern of gift card redemptions. As a result, the Company elected to change its policy for recognizing gift card breakage revenue by changing from the Delayed Method to the Redemption Method of accounting. Under the Redemption Method, breakage revenue is recognized and the gift card liability is derecognized for unredeemed gift cards in proportion to actual gift card redemptions. The Company believes that the Redemption Method is preferable to the Delayed Method because it better reflects the gift card earnings process resulting in the recognition of breakage revenue over the period of gift card redemptions (i.e., over the performance period) and because the new presentation makes the Company’s financial statements more comparable with its primary competitors. The Company will continue to review historical gift card redemption information to assess the reasonableness of projected gift card breakage rates and patterns of redemption. Future gift card usage may be different than our historical experience and as result our estimate of cards not expected to be redeemed is subject to inherent uncertainty. If actual redemption activity differs significantly from our historical experience our deferred revenue liability and results of operations could be materially impacted.

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

During fiscal year 2013, the Company recognized a $2.1 million impairment loss due to a decline in the estimated fair value of one restaurant’s assets (primarily leasehold improvements). The decline in estimated fair value was attributable to decreases in that restaurant’s projected profitability. During fiscal year 2012, we recorded a $395 thousand impairment related to a location being sold and two impairment losses aggregating $4.7 million due to declines in the estimated fair value of the assets (which consisted primarily of leasehold improvements). The declines in estimated fair value were primarily attributable to management’s assessment that our expected lease term would be shortened. Management reviewed the lease terms and expected cash flows for these restaurants and determined that we are not likely to extend our lease terms under certain of our existing lease agreements.

The judgments we make related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, changes in usage or operating performance and desirability of the restaurant sites. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to recognize a material loss on impairment.

Generally, costs for exit or disposal activities, including restaurant closures, are expensed as incurred. The costs include the cost of disposing of the assets as well as other facility-related expenses from previously closed restaurants. Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. Upon disposal of the assets associated with a closed restaurant, any gain or loss is recorded in the same line within our consolidated statements of income as the original impairment.

Valuation and Recoverability of Goodwill, Franchise Rights and Trademarks

Goodwill, franchise rights and trademarks arose primarily from our acquisition of franchisee-owned Ruth’s Chris restaurants and our acquisition of Mitchell’s Fish Markets. The most significant acquisitions were completed in 1996, 1999, 2006, 2007 and 2008. Goodwill, trademarks and franchise rights acquired prior to 2008 are not subject to amortization. Such assets must be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A variety of inherently uncertain estimates, judgments and projections are used in both assessing whether there has been an indicator that an impairment of an intangible asset may have occurred and estimating fair value of possibly impaired assets. Management is required to: project future sales and cash flows associated with a specific intangible asset; assess maintenance and capital improvement requirements; estimate the cost of capital (or discount rate) that a third party would use in assessing value for a specific intangible asset; and anticipate changes in usage and operating performance. Changes in the following will impact future assessments of whether or not our intangible assets have been impaired: our expectations regarding future sales and profitability; the economic environment; competitive conditions; the desirability of restaurant sites; and the cost of capital to the restaurant industry generally and the Company specifically.

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

The goodwill impairment test involves a two-step process. The first step is a comparison of the carrying value of the reporting unit to its fair value, which is considered to be the individual restaurant acquired. Consistent with the valuation of restaurant operations, the Company utilizes a multiple of EBITDA to approximate the fair value of the reporting unit for purposes of completing Step 1 of the evaluation. The Company considers EBITDA multiples of publicly held companies, including its own, as well as other private reporting unit acquisitions. For reporting units whose estimated fair value exceed its carrying value, no impairment is recorded. As of December 29, 2013, the estimated fair values of all reporting units exceeded their respective carrying values. If a reporting unit’s fair value had not exceeded its carrying value as the balance sheet date, the Company would have completed Step 2 of the evaluation by comparing the implied fair value of goodwill with the net asset value of the reporting unit. The Company would have calculated the implied fair value by allocating the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the unit. The fair values of the reporting units with goodwill on the balance sheet as of December 29, 2013 significantly exceed their financial statement carrying values.

The fair value of our franchise rights are estimated and compared to their carrying value. We estimate the fair value of these intangible assets using an excess earnings approach, which estimates value based upon the discounted value of future cash flow expected to be generated by Company-owned restaurants in the acquired trade area, net of all contributory asset returns. This calculation requires market based assumptions related to projected cash flows, projected capital expenditures, as well as a discount rate. We recognize an impairment loss when the estimated fair value of the franchise rights is less than its carrying value. We completed our impairment test of our franchise rights and concluded as of the date of the test, there was no impairment because the estimated fair value significantly exceeded the financial statement carrying value as of December 29, 2013.

The fair value of our acquired trademarks are estimated and compared to the financial statement carrying value. We recognize an impairment loss when the estimated fair value of a trademark is less than its carrying value. To determine the fair value of trademarks we use a relief-from-royalty valuation approach. This approach assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future revenue growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. During the fourth quarter of fiscal year 2013, a $400 thousand loss on the impairment of an ancillary trademark not expected to be used was recorded. We completed our impairment test of our trademarks as of December 29, 2013, and concluded that (after the impairment loss was recorded) the estimated fair value of trademarks exceeded the financial statement carrying value. During the fourth quarter of fiscal year 2011 in connection with our annual impairment test, we recorded a non-cash loss on impairment of $3.0 million to reduce the financial statement carrying value of the Mitchell’s Fish Market trademark to $9.2 million, which represented its then estimated fair value. The estimated fair value declined primarily due to a change in the Company’s assumptions related to the projected sales growth of Mitchell’s Fish Market. The growth assumptions were revised in the fourth quarter of 2011 consistent with Company’s annual strategic plan. After adjustment, the estimated fair value of the Mitchell’s Fish Market trademark equaled its financial statement carrying value as of December 25, 2011.

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

Insurance Liability

We maintain various insurance policies for workers’ compensation, employee health, general liability and property damage. Pursuant to those policies, we are responsible for losses up to certain limits and are required to estimate a liability that represents our ultimate exposure for aggregate losses below those limits. The recorded liabilities are based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. We use independent actuaries to develop the estimated workers’ compensation, general and employee health liabilities. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. If actual trends differ from our estimates, our financial results could be impacted.

Income Taxes

We account for income taxes in accordance with “Income Taxes,” Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740 (Topic 740). FASB Topic 740 establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We recognize deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities resulted in a net deferred tax asset, an evaluation is made of the probability of our ability to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. The realization of such net deferred tax will generally depend on whether we will have sufficient taxable income of an appropriate character within the carry-forward period permitted by the tax law. Without sufficient taxable income to utilize the deductible amounts and carry forwards, the related tax benefits will expire unused. We have evaluated both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Measurement of deferred items is based on enacted tax laws.

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

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 29, 2013, the Company had $19 million of variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as foreign exchange rates and debt levels), a hypothetical 100 basis point change in interest rates as of December 29, 2013 would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2014 of approximately $0.2 million.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations. Franchise fee revenue from international locations aggregated $3.0 million and $2.7 million in fiscal years 2013 and 2012, respectively.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. As of December 29, 2013, we have not negotiated set pricing for any beef requirements in 2014. The market for USDA Prime-grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. Ceteris paribus, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $4.0 million to $5.0 million for fiscal year 2014.

From time to time, the Company enters into purchase price agreements for other lower-volume food products, including seafood. In the past, certain types of seafood have experienced fluctuations in availability. Seafood is also subject to fluctuations in price based on availability, which is often seasonal. If certain types of seafood are unavailable, or if the Company’s costs increase, the Company’s results of operations could be adversely affected.

Effects of Inflation

Components of the Company’s operations subject to inflation include food, beverage and lease and labor costs. The Company’s leases require it to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. The Company believes general inflation has not had a material impact on its results of operations in recent years.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 29, 2013. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 29, 2013 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2013. In making this assessment, management applied the criteria based on the “Internal Control—Integrated Framework (1992)” set forth by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of the Company’s internal control over financial reporting. Based upon this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 29, 2013.

KPMG LLP, the Company’s independent registered public accounting firm, has audited the financial statements included herein and issued an audit report on the Company’s internal control over financial reporting as of December 29, 2013, which follows.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ending December 29, 2013, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ruth’s Hospitality Group, Inc.:

We have audited Ruth’s Hospitality Group, Inc.’s internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ruth’s Hospitality Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ruth’s Hospitality Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ruth’s Hospitality Group, Inc. and subsidiaries as of December 29, 2013 and December 30, 2012, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 29, 2013, and our report dated March 11, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Orlando, Florida

March 11, 2014

Certified Public Accountants

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

The following table summarizes the number of stock options issued and shares of restricted stock granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 29, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under an Equity Compensation Plan (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2000 Stock Option Plan	9,527	$0.48	-
2005 Long-Term Equity Incentive Plan	1,960,497	$7.79	456,280
Total	1,970,024	$7.75	456,280

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

March 11, 2014

RUTH’S HOSPITALITY GROUP, INC.

By:	/s/ MICHAEL P. O’DONNELL
Michael P. O’Donnell Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Ruth’s Hospitality Group, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates
/s/ MICHAEL P. O’DONNELL	Chairman of the Board, President and Chief	March 11, 2014
Michael P. O’Donnell	Executive Officer (Principal Executive Officer)

/s/ ARNE G. HAAK	Executive Vice President and Chief Financial	March 11, 2014
Arne G. Haak	Officer (Principal Financial Officer)

/s/ MARK W. OSTERBERG	Vice President of Accounting and Chief	March 11, 2014
Mark W. Osterberg	Accounting Officer (Principal Accounting Officer)

/s/ ROBIN P. SELATI	Lead Director	March 11, 2014
Robin P. Selati

/s/ CARLA R. COOPER	Director	March 11, 2014
Carla R. Cooper

/s/ BANNUS B. HUDSON	Director	March 11, 2014
Bannus B. Hudson

/s/ ROBERT S. MERRITT	Director	March 11, 2014
Robert S. Merritt

/s/ ALAN VITULI	Director	March 11, 2014
Alan Vituli

 RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ruth’s Hospitality Group, Inc.:

We have audited the accompanying consolidated balance sheets of Ruth’s Hospitality Group, Inc. and subsidiaries as of December 29, 2013 and December 30, 2012, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 29, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ruth’s Hospitality Group, Inc. and subsidiaries as of December 29, 2013 and December 30, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ruth’s Hospitality Group, Inc.’s internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for the recognition of gift card breakage income in 2013. That change was effected by and is inseparable from the effects of the Company’s 2013 changes in estimated gift card breakage rates and the estimated pattern of actual gift card redemptions.

/s/    KPMG LLP

Orlando, Florida

March 11, 2014

Certified Public Accountants

RUTH'S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 29, 2013	December 30, 2012

Assets
Current assets:
Cash and cash equivalents	$10,586	$7,909
Accounts receivable, less allowance for doubtful accounts 2013 - $779; 2012 - $378	13,409	11,295
Inventory	7,913	7,921
Assets held for sale	-	1,153
Prepaid expenses and other	2,484	1,863
Deferred income taxes	4,598	1,855
Total current assets	38,990	31,996

Property and equipment, net of accumulated depreciation 2013 - $122,691; 2012 - $112,292	91,470	89,979
Goodwill	22,097	22,097
Franchise rights	32,200	32,200
Trademarks	10,276	10,676
Other intangibles, net of accumulated amortization 2013 - $2,703; 2012 - $2,456	5,804	6,031
Deferred income taxes	24,984	33,820
Other assets	2,260	2,903
Total assets	$228,081	$229,702

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$14,965	$13,126
Accrued payroll	18,128	16,023
Accrued expenses	8,457	7,097
Deferred revenue	31,836	31,214
Other current liabilities	7,217	7,189
Total current liabilities	80,603	74,649

Long-term debt	19,000	45,000
Deferred rent	23,235	24,358
Other liabilities	4,590	4,962
Total liabilities	127,428	148,969

Commitments and contingencies (Note 10)	-	-

Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 34,990,170 shares issued and outstanding at December 29, 2013 34,434,858 shares issued and outstanding at December 30, 2012	350	344
Additional paid-in capital	169,107	167,404
Accumulated deficit	(68,804)	(87,015)
Treasury stock, at cost; 71,950 shares at December 29, 2013 and December 30, 2012	-	-
Total shareholders' equity	100,653	80,733
Total liabilities, preferred stock, and shareholders' equity	$228,081	$229,702

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar amounts in thousands, except share and per share data)

	Fiscal Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Revenues:
Restaurant sales	$388,083	$378,445	$351,380
Franchise income	15,012	13,836	12,464
Other operating income	3,554	3,774	3,493
Total revenues	406,649	396,055	367,337

Costs and expenses:
Food and beverage costs	120,612	120,215	108,880
Restaurant operating expenses	194,515	190,742	181,683
Marketing and advertising	11,673	11,178	11,748
General and administrative costs	30,404	28,299	22,803
Depreciation and amortization expenses	13,060	14,556	14,859
Pre-opening costs	692	540	192
Loss on impairment and asset disposals, net	3,262	4,955	3,478
Restructuring benefit	-	-	(502)
Gain on settlements, net	(2,156)	(683)	-

Total costs and expenses	372,062	369,802	343,141

Operating income	34,587	26,253	24,196

Other income (expense):
Interest expense	(1,640)	(2,365)	(2,892)
Debt issuance costs written-off	-	(807)	-
Other	(50)	4	(488)

Income from continuing operations before income tax expense	32,897	23,085	20,816
Income tax expense	9,102	6,687	1,663

Income from continuing operations	23,795	16,398	19,153
Discontinued operations:

Income (loss) from discontinued operations, net of income tax expense (benefit): 2013-($820); 2012-($68); 2011-$116	(1,306)	(19)	396

Net income	22,489	16,379	19,549
Preferred stock dividends	-	514	2,493
Accretion of preferred stock redemption value	-	73	353

Excess of redemption value over carrying value of preferred shares redeemed	-	35,776	-
Net income (loss) applicable to preferred and common shareholders	$22,489	$(19,984)	$16,703

Basic earnings (loss) per common share:
Continuing operations	$0.69	$(0.58)	$0.38
Discontinued operations	(0.04)	-	0.01
Basic earnings (loss) per share	$0.65	$(0.58)	$0.39

Diluted earnings (loss) per common share:
Continuing operations	$0.67	$(0.58)	$0.38
Discontinued operations	(0.04)	-	0.01
Diluted earnings (loss) per share	$0.63	$(0.58)	$0.39

Shares used in computing earnings (loss) per common share:
Basic	34,761,160	34,313,636	34,093,104
Diluted	35,784,430	34,313,636	43,252,101
Dividends declared per common share	$0.12	$-	$-

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Shareholders' Equity
	Shares	Value			Shares	Value

Balance at December 26, 2010	33,981	$339	$198,304	$(119,936)	72	$-	$78,707

Net income	-	-	-	19,549	-	-	19,549

Preferred stock dividends	-	-	-	(2,493)	-	-	(2,493)

Accretion of preferred stock redemption value	-	-	(353)	-	-	-	(353)

Shares issued under stock compensation plan	169	2	43	-	-	-	45

Stock-based compensation	-	-	2,531	-	-	-	2,531
Balance at December 25, 2011	34,150	341	200,525	(102,880)	72	-	97,986

Net income	-	-	-	16,379	-	-	16,379

Preferred stock dividends	-	-	-	(514)	-	-	(514)

Accretion of preferred stock redemption value	-	-	(73)	-	-	-	(73)

Excess of redemption value over carrying value of Preferred Shares redeemed	-	-	(35,776)	-	-	-	(35,776)

Shares issued under stock compensation plan	284	3	406	-	-	-	409

Stock-based compensation	-	-	2,322	-	-	-	2,322
Balance at December 30, 2012	34,434	344	167,404	(87,015)	72	-	80,733

Net income	-	-	-	22,489	-	-	22,489

Dividends	-	-	-	(4,278)	-	-	(4,278)

Shares issued under stock compensation plan net of shares withheld for tax effects	556	6	(1,772)	-	-	-	(1,766)

Excess tax benefit from stock based compensation	-	-	1,132	-	-	-	1,132

Stock-based compensation	-	-	2,343	-	-	-	2,343
Balance at December 29, 2013	34,990	$350	$169,107	$(68,804)	72	$-	$100,653

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Fiscal Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Cash flows from operating activities:
Net income	$22,489	$16,379	$19,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,060	14,556	14,859
Deferred income taxes	6,093	3,224	(2,084)
Non-cash interest expense	421	476	728
Debt issuance costs written-off	-	807	-
Loss on impairment and asset disposals	3,262	4,955	3,478
Amortization of below market lease	129	129	226
Restructuring benefit	-	-	(502)
Gain on the settlement of unclaimed property liabilities	-	(683)	-
Stock-based compensation expense	2,343	2,322	2,531
Changes in operating assets and liabilities:
Accounts receivables	(2,114)	1,420	(738)
Inventories	8	(563)	163
Prepaid expenses and other	(621)	(415)	(134)
Other assets	225	48	163
Accounts payable and accrued expenses	3,036	7,931	1,002
Deferred revenue	622	1,132	1,844
Deferred rent	(1,123)	1,321	753
Other liabilities	(34)	285	(2,501)

Net cash provided by operating activities	47,796	53,324	39,337

Cash flows from investing activities:
Acquisition of property and equipment	(15,311)	(11,457)	(8,975)
Proceeds on disposal of property and equipment	1,104	161	-

Net cash used in investing activities	(14,207)	(11,296)	(8,975)

Cash flows from financing activities:
Principal repayments on long-term debt	(32,500)	(47,000)	(44,750)
Principal borrowings on long-term debt	6,500	70,000	15,750
Redemption of Series A 10% redeemable convertible preferred stock	-	(59,740)	-
Dividend payments	(4,278)	(1,103)	(2,500)
Excess tax benefits from the vesting of restricted stock	1,132	16	(33)
Tax payments from the vesting of restricted stock	(1,974)	-	-
Deferred financing costs	-	(610)	-
Proceeds from exercise of stock options	208	393	78

Net cash used in financing activities	(30,912)	(38,044)	(31,455)

Net increase (decrease) in cash and cash equivalents	2,677	3,984	(1,093)
Cash and cash equivalents at beginning of period	7,909	3,925	5,018
Cash and cash equivalents at end of period	$10,586	$7,909	$3,925

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$1,272	$1,983	$2,192
Income taxes	$2,383	$2,643	$3,003

Noncash investing and financing activities:
Excess accrual-based acquisition of property and equipment	$1,213	$(117)	$69
Preferred stock dividends accrued	$-	$-	$589
Stock-based compensation APIC pool adjustments	$-	$270	$-

See accompanying notes to consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) The Company, Organization and Description of Business

Ruth’s Hospitality Group, Inc. and its subsidiaries (the Company) operate Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse restaurants and sell franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular location designated in the franchise agreement. In February 2008, the Company completed the acquisition of all of the operating assets and intellectual property of Mitchell’s Fish Market, operating under the names Mitchell’s Fish Market and Columbus Fish Market, and Cameron’s Steakhouse from Cameron Mitchell Restaurants, LLC. At December 29, 2013 and December 31, 2012, there were 161 and 159 restaurants operating, respectively.

At December 29, 2013, there were 139 Ruth’s Chris Steak House restaurants, of which 63 were Company-owned, 75 were franchisee-owned, and one location was operating under a management agreement. All Company-owned restaurants are located in the United States. The franchisee-owned restaurants include eighteen international restaurants in Aruba, Canada, China (Hong Kong and Shanghai), El Salvador, Japan, Mexico, Singapore, Taiwan and the United Arab Emirates. A Ruth’s Chris Steak House located at Harrah’s Casino in Cherokee, NC operates under a management agreement between the Company and the Eastern Band of Cherokee Indians.

Four new Ruth’s Chris Steak House locations opened during fiscal year 2013, including a second franchise restaurant located in San Juan in April 2013, a franchise restaurant located in Chattanooga, TN in July 2013, a franchise restaurant in Shanghai in December 2013, and a franchise restaurant opened in early 2013 in Las Vegas, NV under a licensing agreement with Harrah’s Casino. Due to an expiring lease term, the Company closed its Ruth’s Chris Steak House location in Phoenix, AZ, on March 31, 2013 after 27 years of operation. The Company-owned Ruth’s Chris Steak House location in Houston, TX was relocated in July 2013. A franchise restaurant located in Dubai was closed in July 2013. In February 2014, the Company acquired the franchisee-owned restaurant located in Austin, Texas.

Company operates nineteen Mitchell’s Fish Markets and three Cameron’s/Mitchell’s Steakhouse restaurants, located primarily in the Midwest and Florida.

 The following table summarizes the changes in the number of Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse Company-operated and franchised restaurants during the thirteen and fifty-two weeks ended December 29, 2013.

13 Weeks Ending December 29, 2013	52 Weeks Ending December 29, 2013

Ruth's Chris Steak House	Company	Franchised	Managed	Total	Company	Franchised	Managed	Total
Beginning of period	63	74	1	138	64	72	1	137
New	0	1	0	1	0	4	0	4
Closed	0	0	0	0	1	1	0	2
End of period	63	75	1	139	63	75	1	139
% of total	47%	52%	1%	100%	47%	52%	1%	100%

Mitchell's Fish Market	Company	Franchised	Managed	Total	Company	Franchised	Managed	Total
Beginning of period	19	0	0	19	19	0	0	19
New	0	0	0	0	0	0	0	0
Closed	0	0	0	0	0	0	0	0
End of period	19	0	0	19	19	0	0	19
% of total	100%	0%	0%	100%	100%	0%	0%	100%

Cameron's Steakhouse	Company	Franchised	Managed	Total	Company	Franchised	Managed	Total
Beginning of period	3	0	0	3	3	0	0	3
New	0	0	0	0	0	0	0	0
Closed	0	0	0	0	0	0	0	0
End of period	3	0	0	3	3	0	0	3
	100%	0%	0%	100%	100%	0%	0%	100%
Consolidated
Total system	85	75	1	161	85	75	1	161
% of total	54%	45%	1%	100%	54%	45%	1%	100%

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The Company utilizes a 52- or 53-week reporting period ending on the last Sunday of December. The periods ended December 29, 2013 (fiscal year 2013) and December 30, 2011 (fiscal year 2011) each had a 52-week reporting period. The period ended December 30, 2012 (fiscal year 2012) had a 53-week reporting period. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

(b) Change in Accounting for Gift Card Breakage

The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage. Prior to the fourth quarter of fiscal 2013, the Company recognized breakage revenue using the Delayed Method of accounting. Based on historical information and after the Company’s determination that there is no legal obligation to remit the value of unredeemed gift cards to relevant governmental authorities, gift card breakage revenue was recognized for cards which remained unredeemed after 18 months after the date of last activity. Gift card breakage produces a revenue stream which is a key element of the profitability of the Company’s gift card program and is classified as a component of other operating revenue.

At the end of the fourth quarter of fiscal year 2013, the Company concluded it had accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow management to reasonably and objectively determine an estimated gift card breakage rate and the pattern of gift card redemptions. As a result, the Company elected to change its policy for recognizing gift card breakage revenue by changing from the Delayed Method to the Redemption Method of accounting. Under the Redemption Method, breakage revenue is recognized and the gift card liability is derecognized for unredeemed gift cards in proportion to actual gift card redemptions. The Company believes that the Redemption Method is preferable to the Delayed Method because it better reflects the gift card earnings process resulting in the recognition of breakage revenue over the period of gift card redemptions (i.e., over the performance period) and because the new presentation makes the Company’s financial statements more comparable with its primary competitors. The Company will continue to review historical gift card redemption information to assess the reasonableness of projected gift card breakage rates and patterns of redemption.

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 250, “Accounting Changes and Error Corrections,” the Company concluded that this accounting change represented a change in accounting estimate effected by a change in accounting principle and included a revision in expected redemptions based on consumer redemption patterns. Accordingly, we accounted for the change as a change in estimate utilizing the cumulative catch-up method. The impact of the cumulative catch-up adjustment recorded at the end of the fourth quarter of fiscal 2013 was to reduce gift card breakage revenue by $2.0 million. Inclusive of this adjustment, the Company recognized $1.3 million of gift card breakage revenue in fiscal year 2013. Gift card breakage revenue recognized in fiscal years 2012 and 2011 was $2.3 million and $2.1 million, respectively. Consistent with the cumulative catch-up method of accounting for a change in accounting estimate effected by a change in accounting principle, previously issued financial statements will not be revised.

(c ) Correction of Immaterial Errors

The consolidated balance sheet as of December 30, 2012 has been adjusted to reflect an immaterial error correction of the tax basis of property and equipment for periods prior to fiscal year 2009. Consequently, the related deferred tax assets were reduced by $1.7 million and the accumulated deficit was increased by $1.7 million. During the fourth quarter of fiscal year 2013, the Company completed a review of its deferred tax assets related to property and equipment and determined that the following adjustments were needed to correct previously reported information (in thousands):

	As Reported	As Restated
Balance Sheet as of December 30, 2012
Total Deferred Income Taxes	$37,327	$35,675
Total assets	$231,357	$229,702
Accumulated Deficit	$(85,359)	$(87,015)
Total shareholders' equity	$82,388	$80,733

Statement of Shareholders' Equity
Accumulated Deficit -as of December 26, 2010	$(118,282)	$(119,936)
Total shareholders' equity as of December 26, 2010	$80,361	$78,707
Accumulated Deficit - December 25, 2011	$(101,225)	$(102,880)
Total shareholders' equity as of December 25, 2011	$99,640	$97,986

Tax footnote information as of December 30, 2012
Property and equipment	$21,953	$20,301
Total gross deferred tax assets	$39,935	$38,283
Net deferred tax assets	$37,327	$35,675

(d) Recent Accounting Pronouncements

Effective December 31, 2012, the Company adopted FASB Accounting Standard Update (ASU) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The adoption of the guidance requires the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, the Company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The adoption of this guidance did not impact the Company's consolidated results of operations or on the financial position.

Effective December 31, 2012, the Company adopted FASB ASU No. 2012-02, "Intangibles–Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” which modifies the impairment test for indefinite-lived intangible assets. Under the new guidance, an entity is permitted to make a qualitative assessment of whether it is more likely than not that the indefinite-lived intangible asset is impaired. If it is determined through the qualitative assessment that the indefinite lived intangible asset's fair value is more likely than not greater than its carrying value, the quantitative impairment calculations would not be required. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The adoption did not have any impact on the Company’s Consolidated Financial Statements.

In July 2013, the FASB issued amendments to FASB ASC Topic 740 "Income Taxes." The amendments provide further guidance to the balance sheet presentation of unrecognized tax benefits when a net operating loss or similar tax loss carryforwards, or tax credit carryforwards exist. The amendments will be effective for public entities for annual periods beginning after December 15, 2013. The Company is currently reviewing the implications of this amendment, but does not believe it will have a material impact on the consolidated results of operations or on the financial position

(e) Contingencies

The Company recognizes liabilities for contingencies when there is an exposure that indicates it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of impairment or loss can be reasonably estimated.

(f) Cash Equivalents

For purposes of the consolidated financial statements, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company has included outstanding checks totaling $10.1 million and $7.7 million at December 29, 2013 and December 30, 2012, respectively, in “Accounts payable” and “Accrued payroll” in the consolidated balance sheets. Changes in such amounts are reflected in cash flows from operating activities in the consolidated statements of cash flows.

(g) Accounts Receivable

Accounts receivable consists primarily of bank credit cards receivable, landlord contributions, franchise royalty payments receivable, banquet billings receivable and other miscellaneous receivables.

(h) Allowance for Doubtful Accounts

The Company performs a specific review of account balances and applies historical collection experience to the various aging categories of receivable balances in establishing an allowance.

(i) Inventories

Inventories consist of food, beverages and supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(j) Property and Equipment, net

Property and equipment are stated at cost. Expenditures for improvements and major renewals are capitalized and minor replacement, maintenance and repairs are charged to expense. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line basis over the shorter of the lease term or the estimated useful lives of the assets. The estimated useful lives for assets are as follows: Building and Building Improvements, 20 to 40 years; Equipment, 5 years; Furniture and Fixtures, 5 to 7 years; Computer Equipment, 3 to 5 years; and Leasehold Improvements, 5 to 20 years (limited by the lease term).

(k) Goodwill, Franchise Rights and Trademarks

Goodwill and trademarks acquired in a purchase business combination that are determined to have an indefinite useful life are not amortized, but tested for impairment at least annually in accordance with the provisions of FASB ASC Topic 350, “Intangibles-Goodwill and Other.” Goodwill and trademarks are tested annually for impairment on a reporting unit basis and more frequently if events and circumstances indicate that the asset might be impaired. For purposes of testing goodwill impairment, a reporting unit is defined as a restaurant location. For purposes of testing trademark impairment, a reporting unit is defined as a group of acquired restaurants sharing a common trade name. An impairment loss is recognized to the extent that the financial statement carrying amount exceeds the asset’s fair value.

Franchise rights acquired prior to 2008 in a purchase business combination that are determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually on a reporting unit basis, which is defined as a group of reacquired restaurants, and more frequently if events and circumstances indicate that the asset might be impaired. The Company allows and expects franchisees to renew agreements indefinitely ensuring consistent cash flows. As a result, acquired franchise rights are determined to have indefinite useful lives. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Franchise rights acquired after 2007 are no longer considered to have indefinite useful lives and are amortized in accordance with FASB ASC Topic 350.

(l) Impairment or Disposal of Long-Lived Assets

In accordance with “Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets,” FASB ASC Topic 360-10 (Topic 360-10), long lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the financial statement carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Key assumptions in the determination of fair value are the future after-tax cash flows of the restaurant and discount rate. The after-tax cash flows incorporate reasonable sales growth and margin improvement assumptions that would be expected by a franchisee in the determination of a purchase price for the restaurant. Estimates of future cash flows are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions. The discount rate used in the fair value calculations is our estimate of the required rate of return that a franchisee would expect to receive when purchasing a similar restaurant or groups of restaurants and the related long-lived assets. The discount rate incorporates rates of returns for historical refranchising market transactions and is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the consolidated balance sheets. Assets classified as held for sale are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated. We account for exit or disposal activities, including restaurant closures, in accordance with Topic 360-10. Such costs include the cost of disposing of the assets as well as other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability under FASB ASC Topic 420, “Exit and Disposal Cost Obligations” for the net present value of any remaining lease obligations, net of estimated sublease income. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. Upon disposal of the assets associated with a closed restaurant, any gain or loss is recorded in the same line within our consolidated statements of income as the original impairment.

(m) Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining bank and other long-term financing. The Company paid financing costs of $0, $610 thousand and $0 in fiscal years 2013, 2012 and 2011, respectively, and amortizes these costs using a method that approximates the effective interest method over the term of the related financing. Amortization of deferred financing costs was $421 thousand, $476 thousand and $768 thousand in fiscal years 2013, 2012 and 2011, respectively, and is included in interest expense on the consolidated statements of income. As a result of the February 2012 amendment to the senior credit facility, $807 thousand of previously deferred financing costs were written off because the participants of the lending group changed.

(n) Revenues

Revenues are derived principally from food and beverage sales. The Company does not rely on any major customers as a source of revenue.

Revenue from restaurant sales is recognized when food and beverage products are sold. Restaurant sales are presented net of sales taxes and discounts. Gratuities remitted by customers for the benefit of restaurant staff are not included in either revenues or operating expenses. Deferred revenue primarily represents the Company’s liability for gift cards that have been sold but not yet redeemed. When the gift cards are redeemed, the Company recognizes restaurant sales and reduces the deferred revenue liability. Company issued gift cards redeemed at franchisee-owned restaurants reduce the deferred revenue liability but do not result in Company restaurant sales. Gift card transactions involving franchisees are settled on a monthly basis through the Company’s third party gift card provider. The expected redemption value of gift cards represents the full value of all gift cards issued less the amount the Company has recognized as other operating income for gift cards that are not expected to be redeemed. As discussed in Note 2(b), “Change in Accounting for Gift Card Breakage,” during fiscal year 2013, the Company adopted the Redemption Method of accounting for gift card breakage revenue. Gift card breakage revenue is classified as a component of other operating income.

 (o) International Revenues

The Company currently has nineteen international franchise restaurants in Aruba, Canada, China, El Salvador, Japan, Mexico, Singapore, Taiwan and the United Arab Emirates. In accordance with its franchise agreements relating to these international restaurants, the Company receives royalty revenue from these franchisees in U.S. dollars. Franchise fee revenues from international restaurants were $3.0 million, $2.7 million and $2.4 million in fiscal years 2013, 2012 and 2011, respectively.

(p) Rent

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

(q) Marketing and Advertising

Marketing and advertising expenses in the accompanying consolidated statements of income include advertising expenses of $7.7 million, $7.2 million and, $8.3 million in fiscal years 2013, 2012 and 2011, respectively. Advertising costs are expensed as incurred.

(r) Insurance Liability

The Company maintains various policies for workers’ compensation, employee health, general liability and property damage. Pursuant to those policies, the Company is responsible for losses up to certain limits. The Company records liabilities for the estimated exposure for aggregate losses below those limits. The recorded liabilities are based on estimates of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. The estimated liabilities are not discounted and are based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. Independent actuaries are used to develop estimates of the workers’ compensation, general and employee health care liabilities.

 (s) Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with “Compensation—Stock Compensation,” FASB ASC Topic 718 (Topic 718), using the modified prospective transition method. Stock-based compensation cost includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and b) compensation cost for all share-based payments granted subsequent to December 26, 2005, based on the grant date fair value estimated in accordance with the provisions of Topic 718. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award.

(t) Pre-Opening Costs

Pre-opening costs incurred with the opening of new restaurants are expensed as incurred. These costs include rent expense, wages, benefits, travel and lodging for the training and opening management teams, and food, beverage and other restaurant operating expenses incurred prior to a restaurant opening for business.

(u) Income Taxes

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

The Company applies the provisions of “Income Taxes,” FASB ASC Topic 740 (Topic 740). Topic 740 requires that a position taken or expected to be taken in a tax return be recognized (or derecognized) in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Our continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense.

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

(3) Franchise Operations

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

The Company executes an area development agreement with franchisees that gives each franchisee exclusive rights to develop a specific number of restaurants within a specified area. The Company receives a development fee at the time that an area development agreement is executed. The development fee is recognized as revenue as franchise restaurants are opened. The Company also executes separate, site-specific, franchise agreements for each restaurant developed by a franchisee under an area development agreement. The Company charges a site-specific fee at the time the franchise agreement is executed. This fee is related to construction assistance and consulting regarding operating procedures and purchasing. These services are performed prior to the restaurant opening. The Company recognizes the site-specific franchise fee when the related restaurant opens.

The Company currently has 75 Ruth’s Chris Steak House franchise restaurants, including nineteen international restaurants. In January 2013, the Company signed an agreement with the Ko Group for the development of four new franchised Ruth’s Chris Steak House restaurants to be opened in the People’s Republic of China over the next three years. During fiscal year 2013, four new Ruth’s Chris Steak House franchise locations opened, including a second franchise restaurant located in San Juan in April 2013, a franchise restaurant located in Chattanooga in July 2013, a location in Las Vegas, NV operating under a license agreement with the Company and a franchise restaurant located in Shanghai in December 2013. One of two franchise restaurants located in Dubai was closed in July 2013. During fiscal year 2012, the Company opened four franchise restaurants in Dubai, Singapore, San Salvador and Niagara Falls, Ontario. During fiscal year 2011, the Company opened two franchise restaurants in Grand Rapids, MI and Asheville, NC, and closed one restaurant in Las Vegas, NV. No franchise restaurants were sold or purchased during fiscal years 2013, 2012 or 2011. Franchise income includes opening and development fees and income generated from existing franchise restaurants. The Company classifies franchise income separately in the consolidated statements of income (dollar amounts in thousands):

	52/53 Weeks Ending
	December 29, 2013	December 30, 2012	December 25, 2011

Franchise income:
Income from existing franchise locations	$14,612	$13,436	$12,214
Opening and development fee income	400	400	250
Total franchise income:	$15,012	$13,836	$12,464

(4) Segment Information

The Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse restaurant concepts in North America are managed as operating segments. The concepts operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. The Company does not rely on any major customers as a source of revenue. Franchise operations is also an operating segment.

For financial reporting purposes, the Company has determined that is has three reportable segments: Company-owned steakhouse restaurants, Company-owned fish market restaurants and franchise operations. The Company-owned Ruth’s Chris Steak House and Cameron’s Steakhouse restaurants are both included in the Company-owned steakhouse restaurant segment. As of December 29, 2013, (i) the Company-owned steakhouse restaurant segment included 63 Ruth’s Chris Steak House restaurants, three Cameron’s Steakhouse restaurants and one Ruth’s Chris Steak House restaurant operating under a management agreement,(ii) the Company-owned fish market restaurant segment included nineteen Mitchell’s Fish Market restaurants and (iii) the franchise operations segment included 75 franchisee-owned Ruth’s Chris Steak House restaurants. Because the Company-owned steakhouse restaurant operating margins, measured by segment profit as a percentage of segment revenue, have been greater than the operating margins of the Company-owned fish market restaurants, the results of those segments are reported separately. Segment profits for the Company-owned steakhouse and fish market restaurant segments equals segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse and fish market restaurant segments include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse and fish market restaurant segments include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the segments for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. Except for health care costs, the accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements; health care costs are allocated to the Company-owned steakhouse and fish market restaurant segments based on annual budgeted health care costs. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment. Segment information related to the Company’s three reportable business segments follows:

	Fiscal Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011

	(Dollar amounts in thousands)
Revenues:
Company-owned steakhouse restaurants	$322,833	$310,985	$286,867
Company-owned fish market restaurants	68,943	70,304	67,043
Franchise operations	15,012	13,836	12,464
Unallocated other revenue and revenue discounts	(139)	930	963
Total revenues	$406,649	$396,055	$367,337

Segment profits:
Company-owned steakhouse restaurants	$68,578	$62,899	$57,379
Company-owned fish market restaurants	6,423	6,900	7,029
Franchise operations	15,012	13,836	12,464
Total segment profit	90,013	83,635	76,872

Unallocated operating income	1,509	1,463	(98)
Marketing and advertising expenses	(11,673)	(11,178)	(11,748)
General and administrative costs	(30,404)	(28,299)	(22,803)
Depreciation and amortization expenses	(13,060)	(14,556)	(14,859)
Pre-opening costs	(692)	(540)	(192)
Loss on impairment and asset disposals, net	(3,262)	(4,955)	(3,478)
Restructuring benefit	-	-	502
Gain on settlements	2,156	683	-
Interest expense, net	(1,640)	(2,365)	(2,892)
Debt issuance costs written off	-	(807)	-
Other income (expense)	(50)	4	(488)
Income from continuing operations before income tax expense	$32,897	$23,085	$20,816

Capital expenditures:
Company-owned steakhouse restaurants	$11,359	$9,764	$7,562
Company-owned fish market restaurants	2,210	1,065	687
Corporate assets	1,742	628	726
Total capital expenditures	$15,311	$11,457	$8,975

	December 29, 2013	December 30, 2012

	(Dollar amounts in thousands)
Total assets:
Company-owned steakhouse restaurants	$146,584	$143,385
Company-owned fish market restaurants	30,451	32,430
Franchise operations	2,253	1,810
Corporate assets - unallocated	19,211	16,402
Deferred income taxes - unallocated	29,582	35,675
Total assets	$228,081	$229,702

(5) Fair Value Measurements

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

The following were used to estimate the fair value of each class of financial instruments:

•

The carrying amount of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are a reasonable estimate of their fair values due to their short duration.

•

Borrowings under the senior credit facility as of December 29, 2013 and December 30, 2012 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

The Company’s non-financial assets measured at fair value on a non-recurring basis were as follows (amounts in thousands):

	Fair Value as of December 29, 2013	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment	Valuation Method
Long-lived assets held and used	$-	$-	$-	$2,112	Income approach

	Fair Value as of December 30, 2012	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment	Valuation Method
Long-lived assets held and used	$-	$-	$-	$4,694	Income approach
Long-lived assets held for sale	$1,153	$1,153	$-	$395	Market approach

	Fair Value as of December 29, 2013	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment	Valuation Method
Trademarks	$-	$-	$400	Income approach

Losses on these assets are recorded as loss on impairment in the accompanying consolidated statements of income. See Notes 6 and 7 for a description of the valuation techniques used to measure fair value of intangibles and long-lived assets, as well as information used to develop the inputs to the fair value measurements. Total losses on impairment include losses recognized from all non-recurring fair value measurements during each of the fiscal years.

(6) Goodwill, Franchise Rights and Trademarks

During the fourth quarter of each year, the Company completes an analysis to determine if goodwill and certain intangible assets are impaired as of the balance sheet date. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are inherently uncertain.

Franchise Rights

Owned franchise rights that have been determined to have indefinite lives must be reviewed for potential impairment annually and when triggering events are detected. No impairment charges related to franchise rights were recognized in fiscal years 2013, 2012 or 2011.

To determine the fair value of acquired franchise rights, the Company used a multi-period excess earnings approach. This approach involves projecting after-royalty future earnings, discounting those earnings using an appropriate market discount rate and subtracting a contributory charge for net working capital, property and equipment, assembled workforce and customer relationships to arrive at excess earnings attributable to these franchise rights. The Company calculated the present value of cash flows generated from future excess earnings and determined that the fair values exceeded the financial statement carrying value as of December 29, 2013.

Trademarks

In accordance with FASB ASC Topic 350, owned trademarks that have been determined to have indefinite lives must be reviewed for potential impairment annually and when triggering events are detected. To determine the fair value of the Mitchell’s trademarks, including Mitchell’s Fish Market, Columbus Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse, the Company used a relief-from-royalty valuation approach. This approach assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future revenue growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company estimated the fair values of its various trademarks as of December 29, 2013 and determined that the estimated fair values exceeded the financial statement carrying values (after the recorded impairment).

During the fourth quarter of fiscal year 2013, a $400 thousand loss on impairment of an ancillary trademark not expected to be used was recorded. During the fourth quarter of fiscal year 2011, in connection with our annual impairment test, the Company recorded a non-cash loss on impairment of $3.0 million to reduce the financial statement carrying value of the Mitchell’s Fish Market trademark to $9.2 million, which represents its estimated fair value as of December 25, 2011. The estimated fair value declined primarily due to a change in the Company’s assumptions related to the projected sales growth of Mitchell’s Fish Market. The growth assumptions were revised in the fourth quarter of fiscal year 2011 consistent with Company’s annual strategic plan. No impairment charge related to trademarks was recognized in fiscal year 2012.

 Goodwill

No impairment charges related to goodwill were recognized in fiscal years 2013, 2012 or 2011.

In performing the fiscal year 2013 evaluation of goodwill impairment under FASB ASC Topic 350-20 Step 1, the Company compared the carrying value of the reporting unit, which is considered to be the individual restaurant, to its fair value. Consistent with the valuation of restaurant operations, the Company utilized a multiple of EBITDA to approximate the fair value of the reporting unit for purposes of completing Step 1 of the evaluation. The Company considered EBITDA multiples of publicly held companies, including its own, as well as recent industry acquisitions. For reporting units whose estimated fair value exceeded its carrying value, no impairment is recorded. As of December 29, 2013, the estimated fair values of all reporting units exceeded their respective carrying values.

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

 The financial statement carrying values of the Company’s franchise rights, trademarks and goodwill were as follows (amounts in thousands):

	Franchise Rights	Trademarks
Balance as of December 30, 2012	$32,200	$10,676
Balance as of December 29, 2013	$32,200	$10,276

	Gross Goodwill	Accumulated Impairment Losses	Net Carrying Value of Goodwill
Balance as of December 30, 2012	$55,469	$(33,372)	$22,097
Balance as of December 29, 2013	$55,469	$(33,372)	$22,097

Any losses are included in “loss on impairment” in the accompanying consolidated statements of income.

(7) Property and Equipment, net

Property and equipment consists of the following (amounts in thousands):

	December 29, 2013	December 30, 2012
Land	$917	$917
Building and building improvements	23,760	23,286
Equipment	33,066	31,560
Computer equipment	11,518	9,729
Furniture and fixtures	18,946	18,367
Automobiles	27	27
Leasehold improvements	121,768	116,679
Construction-in-progress	4,159	1,706
	214,161	202,271
Less accumulated depreciation	(122,691)	(112,292)
	$91,470	$89,979

During fiscal year 2013, the Company recognized a $2.1 million impairment loss due to a decline in the estimated fair value of one restaurant’s assets (primarily leasehold improvements). The decline in estimated fair value was attributable to decreases in that restaurant’s projected profitability. During fiscal year 2012, the Company recognized an impairment loss on two restaurants aggregating $4.7 million. These impairments were recorded due to declines in the estimated fair value of the assets (which consist primarily of leasehold improvements). The declines in estimated fair value were primarily attributable to management’s assessment that the expected remaining lease terms would be shortened. Management reviewed the lease terms and cash flows of these restaurants and determined that it was not likely that the lease terms would be extended under the existing lease agreements. Additionally, a $395 thousand impairment loss was recognized during fiscal year 2012 on an owned property which was sold to a third party in February 2013. The financial statement carrying value of the owned property is classified as an asset held for sale as of December 30, 2012.

(8) Long-term Debt

Long-term debt consists of the following (amounts in thousands):

	December 29, 2013	December 30, 2012

Senior Credit Facility:
Revolving credit facility	$19,000	$45,000
Less current maturities	-	-
	$19,000	$45,000

As of December 29, 2013, the Company had an aggregate of $19.0 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 3.46% with approximately $76.9 million of borrowings available, net of outstanding letters of credit of approximately $4.1 million. The 3.46% weighted average interest rate includes a 2.19% interest rate on outstanding indebtedness, plus fees on the Company’s unused borrowing capacity and outstanding letters of credit. As of December 29, 2013, the Company was in compliance with all the covenants under its credit facility.

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

The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on the Company’s ability to enter into joint ventures, acquisitions and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Amended and Restated Credit Agreement requires the Company to maintain a fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio of 2.50:1.00. The agreement was amended in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchase of common and preferred stock. Junior stock payments made subsequent to December 30, 2012 through the end of the agreement are limited to $100 million; $4.3 million of such payments had been made as of December 29, 2013. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default. As of December 29, 2013, the Company was in compliance with the covenants under the Amended and Restated Credit Agreement.

As a result of the February 2012 amendment, $100 thousand of legal fees were incurred in the first quarter of fiscal year 2012. In addition, $807 thousand of previously deferred debt issuance costs were written off because the participants of the lending group changed.

  (9) Leases

At December 29, 2013, all of the Company’s Ruth’s Chris Steak House owned restaurants operated in leased premises, with the exception of the restaurants in Columbus and Ft. Lauderdale, which were owned properties and the restaurants in Anaheim, Lake Mary, Princeton and South Barrington which operate on leased land. The Company’s Mitchell’s Fish Market and Mitchell’s Steakhouse restaurants all operate in leased premises. The leases generally provide for minimum annual rental payments and are subject to escalations based, in some cases, upon increases in the Consumer Price Index, real estate taxes and other costs. In addition, certain leases contain contingent rental provisions based upon the sales at the underlying restaurants. Certain leases also provide for rent deferral during the initial term of such lease and/or scheduled minimum rent increases during the terms of the leases. For financial reporting purposes, rent expense is recorded on a straight-line basis over the life of the lease. Accordingly, included in liabilities in the accompanying consolidated balance sheets at December 29, 2013 and December 30, 2012 are accruals related to such rent deferrals and the pro rata portion of scheduled rent increases of approximately $23.2 million and $24.4 million, respectively, net of the current portion included in other current liabilities $2.1 million and $1.7 million, respectively.

In December 2013, the Company entered into an agreement to terminate a restaurant facility operating lease in March 2014. The $750 thousand agreed-upon payment, which was made in January 2014, was accounted for as lease termination penalty expense during the fourth quarter of fiscal year 2013.

The Company also leases certain restaurant-related equipment under non-cancellable operating lease agreements with third parties, which are included with leased premises in future minimum annual rental commitments.

Future minimum annual rental commitments under operating leases as of December 29, 2013 are as follows (amounts in thousands):

2014	$24,545
2015	23,175
2016	22,914
2017	21,304
2018	19,930
Thereafter	137,674
$249,542

Rental expense consists of the following and is included in restaurant operating expenses in the accompanying consolidated statements of income (amounts in thousands):

	Fiscal Year
	2013	2012	2011
Minimum rentals	$22,313	$23,336	$23,581
Contingent rentals	2,682	2,513	1,965
	$24,995	$25,849	$25,546

(10) Gain on Settlements and Commitments and Contingencies

During the third quarter of fiscal year 2013, the Company settled two loss claims asserted by the Company which previously arose and recognized an aggregate gain of $2.2 million, net of fees incurred. The majority of the gain pertained to compensation for the Company’s lost operating income awarded by the claims administrator pursuant to the settlement agreement reached in litigation related to the 2010 Deepwater Horizon oil spill in the Gulf of Mexico.

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

The Company is subject to unclaimed or abandoned property (escheat) laws which require the Company to turn over to certain state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. The Company is subject to audit by individual U.S. states with regard to its escheatment practices. During fiscal year 2012, the Company agreed to pay $2.5 million to settle certain liabilities pertaining to unclaimed property returns which had not been filed timely, which was paid during the first quarter of fiscal year 2013. Because the agreed-upon payment amount was less than the liability accrued in prior years, a $0.7 million gain was recognized during the fourth quarter of fiscal year 2012 pertaining to this settlement. During fiscal year 2014, management expects to enter into settlement discussions with other states in an effort to settle liabilities pertaining to unclaimed property returns which have not been filed timely. Management does not expect the settlement of these liabilities to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

The Company currently buys a majority of its beef from two suppliers. Although there are a limited number of beef suppliers, management believes that other suppliers could provide similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely.

(11) Redeemable Convertible Preferred Stock

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

(12) Shareholders’ Equity

The holders of the Company’s common stock are entitled to one vote per share on all matters to be voted on by the Company’s shareholders.

In May 2013, the Company announced that the Board of Directors approved a common stock repurchase program. Under the program the Company may from time to time purchase up to $30 million of its outstanding common stock. The share repurchases will be made at the Company’s discretion, within pricing parameters set by the Board of Directors, in the open market or in negotiated transactions depending on share price, market conditions or other factors. As of December 29, 2013, no shares have been repurchased under the common stock repurchase program.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date

Fiscal Year 2013:
May 3, 2013	$0.04	May 16, 2013	$1,430	May 30, 2013
July 24, 2013	$0.04	August 15, 2013	$1,424	August 29, 2013
October 22, 2013	$0.04	November 14, 2013	$1,424	November 26, 2013

Subsequent to the end of fiscal year 2013, the Company’s Board of Directors declared a $0.05 per share cash dividend ($1.8 million in total) payable on March 27, 2014. Dividends are paid to holders of common stock and restricted stock.

(13) Employee Benefit Plan

In 2000, the Company established a 401(k) and Profit Sharing Plan. The Company may make matching contributions in an amount determined by the Board of Directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. The Company matches the employees’ contributions at year end. Employees vest in the Company’s contributions based upon their years of service. The Company’s expenses relating to matching contributions were approximately $305 thousand, $298 thousand and $280 thousand for fiscal years 2013, 2012 and 2011, respectively.

(14) Incentive and Stock Option Plans

As of December 29, 2013, the Company had the following share-based compensation plans:

2000 Stock Option Plan

The Company established a stock option plan (the 2000 Stock Option Plan) which allowed the Company’s Board of Directors to grant stock options to directors, officers, key employees and other key individuals performing services for the Company. The 2000 Stock Option Plan authorized grants of options to purchase up to 1,765,981 shares of authorized but unissued shares of common stock. The Plan provided for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to ten years from date of grant. Under the Company’s 2000 Stock Option Plan, there are 9,527 shares of common stock issuable upon exercise of currently outstanding options at December 29, 2013. There are no shares available for future grants under the 2000 Stock Option Plan.

2005 Long-Term Equity Incentive Plan

In connection with the initial public offering, the Company adopted the Ruth’s Chris Steak House, Inc. 2005 Long-Term Equity Incentive Plan (the 2005 Equity Incentive Plan), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. Initially, 2.4 million shares were authorized for issuance under the 2005 Equity Incentive Plan. The 2005 Equity Incentive Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable, and restricted stock vests, at various periods ranging from one to five years from date of grant. Effective May 22, 2008, the 2005 Equity Incentive Plan was amended, with stockholder approval, to increase the number of shares authorized for issuance under the plan by 1.5 million shares. The Amended and Restated 2005 Equity Incentive Plan was adopted on October 26, 2012. Under the 2005 Equity Incentive Plan, as amended and restated, there are 1,960,497 shares of common stock issuable upon exercise of currently outstanding options and restricted stock awards at December 29, 2013, and 456,280 shares available for future grants.

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

During the fiscal year 2013, the Company issued 247,225 shares of restricted stock to certain employees and executive officers from available shares under its 2005 Equity Incentive Plan, as amended. The shares were issued with a grant date fair market value equal to the closing price of the stock on the date of the grants. Of the 247,225 shares of restricted stock issued during 2013, 155,441 shares vest on the second anniversary of the grant date and the remaining shares vest one-third on each of the three anniversary dates following the grant date.

The Company recorded $2.3 million, $2.3 million and $2.5 million in total stock option and restricted stock compensation expense during fiscal years 2013, 2012 and 2011, respectively that was classified primarily as general and administrative costs. The Company recognized $0.9 million, $0.9 million and $0.8 million in income tax benefit related to stock-based compensation plans during fiscal years 2013, 2012 and 2011, respectively. As of December 29, 2013, the Company had a $5.1 million hypothetical Additional Paid In Capital (APIC) Pool balance. The hypothetical APIC Pool balance represents the tax benefit of the cumulative excess of corporate income tax deductions over financial accounting compensation expense recognized for equity based compensation awards which have fully vested. The hypothetical APIC Pool will increase or decrease each year, dependent upon both the vesting of restricted stock awards and the stock options exercised and/or cancelled. Shortfalls generated by the excess of compensation expense for financial accounting purposes over the corresponding corporate income tax deduction will be charged to the hypothetical APIC Pool balance rather than income tax expense. Once the hypothetical APIC pool is fully depleted, the tax effect of any excess of financial accounting expense over the corresponding corporate income tax deduction beyond that point will be treated as income tax expense in the consolidated statement of income.

A summary of the status of non-vested restricted stock as of December 29, 2013 and changes during fiscal 2012 is presented below.

	2013
	Shares	Weighted-Average Grant-Date Fair Value Per Share

Non-vested shares at beginning of year	1,063,249	$5.02
Granted	247,225	9.45
Vested	(684,529)	4.77
Non-vested shares at end of year	625,945	$7.04

As of December 29, 2013, there was $2.5 million of total unrecognized compensation cost related to 625,945 shares of non-vested restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 1.84 years. The total grant date fair value of restricted stock vested in fiscal years 2013, 2012 and 2011 was $3.3 million, $0.7 million and $0.8 million, respectively.

The following table summarizes stock option activity for fiscal year 2013 under all plans:

	2013
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000's)

Outstanding at beginning of year	1,436,987	$7.96
Granted	-	-
Exercised	(44,555)	4.67
Forfeited	(48,353)	7.16

Outstanding at end of year	1,344,079	$8.09	4.18	$10,400

Options exercisable at year end	1,335,815	$8.12	4.17	$10,301

As of December 29, 2013, there was no unrecognized compensation cost related to non-vested stock options. The total intrinsic value of options exercised in fiscal 2013, 2012 and 2011 was $0.3 million, $0.9 million and $0.1 million, respectively.

During fiscal years 2013, 2012 and 2011, the Company received $208 thousand, $393 thousand and $78 thousand, respectively, in cash related to the exercise of options. The exercise of shares were fulfilled from shares reserved for issue under the stock option plans and resulted in an increase in issued shares outstanding.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award. No options have been granted since 2010.

 (15) Income Taxes

Total income tax expense for fiscal years 2013, 2012 and 2011 was (amounts in thousands):

	2013	2012	2011

Income from continuing operations	$9,102	$6,687	$1,663
Loss from discontined operations	(820)	(68)	116
Total consolidated income tax expense	$8,282	$6,619	$1,779

Income tax expense from continuing operations consists of the following:

	Current	Deferred	Total
Year ended December 29, 2013
U.S. Federal	$1,973	$5,386	$7,359
State	804	590	1,394
Foreign	349	0	349
	$4,226	$4,876	$9,102

Year ended December 30, 2012
U.S. Federal	$2,331	$2,733	$5,064
State	951	365	1,316
Foreign	307	0	307
	$3,589	$3,098	$6,687

Year ended December 25, 2011
U.S. Federal	$2,283	$(2,015)	$267
State	1,279	(126)	1,153
Foreign	242	0	242
	$3,804	$(2,141)	$1,663

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows (amounts in thousands):

	2013	2012	2011

Income tax expense at statutory rates	$11,514	$8,109	$7,307
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	1,114	1,409	1,201
Stock compensation expense	-	12	150
Employment tax credits	(3,381)	(3,184)	(2,924)
State employment tax credits generated in prior years	(623)	-	-
Increase (decrease) to valuation allowance	243	253	(4,077)
Cumulative impact of adjustment to deferred items	173	(171)	-
Other	62	259	6
	$9,102	$6,687	$1,663

The decrease in the valuation allowance recorded in the second quarter of fiscal year 2011 pertains to certain state deferred tax assets, primarily state net operating loss carryforwards. Previously, the Company had recorded a valuation allowance equal to these state deferred tax assets because the Company did not expect to realize the benefit of these state tax loss carryforwards. The Company completed a revision of its corporate structure during fiscal year 2011 which makes it more likely than not that a majority of these state tax loss carryforwards will be used in the future. Therefore, the valuation allowance was reduced to $1.2 million.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (amounts in thousands):

	2013	2012
Deferred tax assets:
Accounts payable and accrued expenses	$4,371	$4,386
Deferred rent	4,098	4,439
Net state operating loss carryforwards	3,623	3,744
Tax credit carryforwards	7,364	5,234
Property and equipment	15,157	20,301
Other	423	179
Total gross deferred tax assets	35,036	38,283
Less valuation allowance	(1,108)	(1,203)
Net deferred tax assets	33,928	37,080
Deferred tax liabilities:
Intangible assets	(4,346)	(1,405)
Total gross deferred tax liabilities	(4,346)	(1,405)
Net deferred tax assets	$29,582	$35,675

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

As of December 29, 2013, the Company has state net operating loss carry-forwards of $103 million and federal and state tax credit carry-forwards of $7.4 million, which are available to offset federal and state taxable income with the last of such benefit expiring in 2032.

As of December 29, 2013, the Company’s gross unrecognized tax benefits totaled approximately $1.2 million, of which $786 thousand, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the unrecognized tax benefits within the next 12 months. Our continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (amounts in thousands):

Unrecognized tax benefits balance at December 30,2012	$1,287
Gross increases for tax positions of prior years	60
Settlements	(137)
Unrecognized tax benefits balance at December 29, 2013	$1,210

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state and local income tax examinations for years before 2009.

(16) Earnings Per Share

Basic earnings per common share is computed under the two-class method in accordance with FASB ASC Topic 260. Under the two-class method, a portion of net income is allocated to participating securities, such as the Company’s preferred stock, and therefore is excluded from the calculation of basic earnings per share allocated to common shares. Diluted earnings per common share is computed by dividing the net income applicable to preferred and common shareholders for the period by the weighted average number of common and potential common shares outstanding during the period. Net income, in both the basic and diluted earnings per common share calculations, is reduced by the Company’s preferred stock dividends and accretion of the Company’s preferred stock to its redemption value.

The following table sets forth the computation of basic earnings per common share (amounts in thousands, except share and per share data):

	2013	2012	2011

Income from continuing operations	$23,795	$16,398	$19,153
Income (loss) from discontinued operations, net of income taxes	(1,306)	(19)	396
Net income	22,489	16,379	19,549
Preferred stock dividends	-	514	2,493
Accretion of preferred stock redemption value	-	73	353
Excess of redemption value over carrying value of preferred shares redeemed	-	35,776	-
Undistributed net income (loss)	22,489	(19,984)	16,703
Undistributed net income allocated to preferred shareholders	-	-	3,371
Net income (loss) applicable to preferred and common shareholders	$22,489	$(19,984)	$13,332
Shares:
Weighted average number of common shares outstanding - basic	34,761,160	34,313,636	34,093,104

Basic earnings per common share:
Continuing operations	$0.69	$(0.58)	$0.38
Discontinued operations	(0.04)	-	0.01
Basic earnings per common share	$0.65	$(0.58)	$0.39

Diluted earnings (loss) per share for fiscal years 2013, 2012 and 2011 excludes 202,824 stock options and restricted shares at a weighted-average price of $18.67, and excludes 824,850 stock options and restricted shares at a weighted-average price of $11.37, and 1,024,829 stock options and restricted shares at a weighted-average price of $9.56, respectively, which were outstanding during the periods but were anti-dilutive. Diluted earnings per share for fiscal year 2012 also excludes the 8,620,690 shares of common stock issuable upon the conversion of 25,000 shares of preferred stock, which were outstanding until their repurchase and retirement on March 8, 2012, but were anti-dilutive.

The following table sets forth the computation of diluted earnings per share ( amounts in thousands, except share and per share data):

	2013	2012	2011

Income from continuing operations	$23,795	$16,398	$19,153
Income (loss) from discontinued operations, net of income taxes	(1,306)	(19)	396
Net income	22,489	16,379	19,549
Preferred stock dividends	-	514	2,493
Accretion of preferred stock redemption value	-	73	353
Excess of redemption value over carrying value of preferred stock redeemed	-	35,776	-
Net income (loss) applicable to preferred and common shareholders	$22,489	$(19,984)	$16,703
Shares:
Weighted average number of common shares outstanding - basic	34,761,160	34,313,636	34,093,104
Dilutive shares	1,023,270	-	538,307
Dilutive convertible preferred stock	-	-	8,620,690
Weighted-average number of common shares outstanding - diluted	35,784,430	34,313,636	43,252,101

Diluted earnings per common share:
Continuing operations	$0.67	$(0.58)	$0.38
Discontinued operations	(0.04)	-	0.01
Diluted earnings per common share	$0.63	$(0.58)	$0.39

(17) Discontinued Operations

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

Discontinued operations consist of the following (amounts in thousands):

	2013	2012	2011
Revenues	$807	$2,533	$5,241
Income (loss) before income tax	$(2,093)	$(87)	$512
Income (loss) from operations of discontinued restaurants, net of income tax expense (benefit)	$(1,306)	$(19)	$396

The Company accounts for the exit costs in accordance with the provisions of “Exit or Disposal Cost Obligations,” FASB ASC Topic 420, which requires that such costs be expensed in the periods when such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying consolidated statements of income (loss). In August 2005, the Company ceased operations at its location near the United Nations in Manhattan. The Company has remaining lease commitments of $0.6 million per fiscal year through September 2016. The Company entered into a sublease agreement in April 2011 in order to recover some of the amounts due under the remaining lease term. As of December 30, 2012, the Company had recorded a contingent lease liability of $0.8 million related to this property which was net of a contra-liability for the present value of anticipated sublease income. In March 2013, the subtenant vacated the property. The Company has commenced legal proceedings to recover all amounts due from the subtenant. Loss from discontinued operations for fiscal year 2013 includes the impact of the re-measurement of the Company’s lease exit costs. The re-measurement included (a) the write-off of the contra liability for the present value of anticipated sublease income and (b) the write-off of past due rent and utility amounts owed by the subtenant. The loss before income taxes on discontinued operations for fiscal year 2013 includes $1.2 million from the location near the United Nations in Manhattan. As of December 29, 2013, the recorded contingent lease liability was $1.8 million.

In March 2013, the Company closed the Ruth’s Chris Steak House located in Phoenix, AZ after 27 years of operation. As the closing of this restaurant coincided with the termination of the lease agreement, the Company did not incur significant expenses related to closing this location. The results of operations with respect to this location for all periods prior to closing have been reclassified and are now included in discontinued operations in the accompanying consolidated statements of income.

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

(18) Supplemental Consolidated Financial Statement Information

(a) Accounts Receivable, net

Accounts receivable, net consists of the following (amounts in thousands):

	December 29, 2013	December 30, 2012
Bank credit card receivables	$7,664	$6,887
Landlord contributions	104	448
Franchise fees	2,120	1,812
Trade	1,106	868
Refundable income tax	955	436
Other	2,239	1,222
Allowance for doubtful accounts	(779)	(378)
	$13,409	$11,295

(b) Other Assets

Other assets consist of the following (amounts in thousands):

	December 29, 2013	December 30, 2012
Deposits	$899	$1,125
Deferred financing costs, net	1,322	1,742
Other	39	36
	$2,260	$2,903

(19) Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (amounts in thousands, except per share information):

	Quarter Ended
	March 31, 2013	June 30, 2013	September 29, 2013	December 29, 2013	Total

Total revenues	$107,360	$101,816	$88,582	$108,890	$406,649
Cost and expenses	(94,315)	(90,930)	(83,765)	(103,051)	(372,062)
Operating income	13,045	10,886	4,817	5,839	34,587

Interest expense, net	(516)	(415)	(415)	(294)	(1,640)
Other	34	4	(92)	5	(50)

Income from continuing operations before income tax expense (benefit)	12,563	10,475	4,310	5,550	32,897
Income tax expense (benefit)	3,806	2,612	1,370	1,314	9,102

Income from continuing operations	8,757	7,863	2,940	4,236	23,795
Discontinued operations, net of income tax	(1,096)	(96)	(53)	(61)	(1,306)
Net income	$7,661	$7,767	$2,887	$4,175	$22,489

Basic earnings per share:
Continuing operations	$0.25	$0.22	$0.08	$0.12	$0.69
Discontinued operations	(0.03)	-	-	-	(0.04)
Basic earnings per share	$0.22	$0.22	$0.08	$0.12	$0.65

Diluted earnings per share:
Continuing operations	$0.25	$0.22	$0.08	$0.12	$0.67
Discontinued operations	(0.03)	-	-	-	(0.04)
Diluted earnings per share	$0.22	$0.22	$0.08	$0.12	$0.63

Dividends declared per common share	$-	$0.04	$0.04	$0.04	$0.12

	Quarter Ended
	March 25, 2012	June 24, 2012	September 23, 2012	December 30, 2012	Total

Total revenues	$100,266	$97,111	$84,334	$114,344	$396,055
Cost and expenses	(90,299)	(88,218)	(82,471)	(108,814)	(369,802)
Operating income	9,967	8,893	1,863	5,530	26,253

Interest expense, net	(482)	(598)	(680)	(605)	(2,365)
Debt issuance costs written-off	(807)	-	-	-	(807)
Other	(63)	(48)	16	99	4

Income from continuing operations before income tax expense	8,615	8,247	1,199	5,024	23,085
Income tax expense	2,574	2,403	320	1,390	6,687

Income from continuing operations	6,041	5,844	879	3,634	16,398
Discontinued operations, net of income tax	54	(12)	(77)	16	(19)
Net income	6,095	5,832	802	3,650	16,379
Preferred stock dividends	514	-	-	-	514
Accretion of preferred stock redemption value	73	-	-	-	73

Excess of redemption value over carrying value of preferred shares redeemed	35,776	-	-	-	35,776
Net income (loss) applicable to preferred and common shareholders	$(30,268)	$5,832	$802	$3,650	$(19,984)

Basic earnings (loss) per share:
Continuing operations	$(0.89)	$0.17	$0.02	$0.11	$(0.58)
Discontinued operations	-	-	-	-	-
Basic earnings (loss) per share	$(0.89)	$0.17	$0.02	$0.11	$(0.58)

Diluted earnings (loss) per share:
Continuing operations	$(0.89)	$0.17	$0.02	$0.10	$(0.58)
Discontinued operations	-	-	-	-	-
Diluted earnings (loss) per share	$(0.89)	$0.17	$0.02	$0.10	$(0.58)

Dividends declared per common share	$-	$-	$-	$-	$-

During the fourth quarter of fiscal year 2013, the Company recorded impairment losses aggregating $3.3 million and also recorded a $2.0 million reduction in other operating income attributable to a change in accounting method for gift card breakage revenue. The fiscal year 2013 impairment loss was primarily attributable to a $400 thousand impairment of an ancillary trademark, a $2.1 million impairment loss due to a decline in the estimated fair value of one restaurant’s assets (primarily leasehold improvements) and a $750 thousand lease termination penalty. During the third quarter of fiscal year 2013, the Company settled two loss claims asserted by the Company which previously arose and recognized an aggregate gain of $2.2 million, net of fees incurred. The majority of the gain pertained to compensation for the Company’s lost operating income awarded by the claims administrator pursuant to the settlement agreement reached in litigation related to the 2010 Deepwater Horizon oil spill in the Gulf of Mexico.

During the fourth quarter of fiscal year 2012, the Company recorded a $5.0 million loss on impairment and asset disposals and a $683 thousand gain on settlement of unclaimed property liabilities. The loss on impairment and asset disposals was the net result of: a gain on asset disposals of $134 thousand; a $395 thousand impairment related to a location being sold; and two impairment losses aggregating $4.7 million due to declines in the estimated fair value of the assets (which consisted primarily of leasehold improvements). During the first quarter of fiscal year 2012, the Company recorded an $807 thousand write-off of debt issuance costs previously deferred. The write-off of debt issuance costs was a as a consequence of the February 2012 amendment to our senior credit agreement.

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
2.1

Asset Purchase Agreement dated November 6, 2007, between the Company and Cameron Mitchell Restaurants, LLC with M. Cameron Mitchell and 1245 Properties, LLC as interveners (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K/A filed June 25, 2009).

2.2

Letter Agreement dated February 15, 2008 for Amendments to the Asset Purchase Agreement dated November 6, 2008, between the Company and Cameron Mitchell Restaurants, LLC with M. Cameron Mitchell and 1245 Properties, LLC as interveners (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 6, 2008).

3.1

Certificate of Amended and Restated Certificate of Incorporation of Ruth’s Hospitality Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 5, 2010).

3.2	Restated By-Laws of Ruth’s Chris Steak House, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed July 12, 2005).

10.1	License Agreement dated July 16, 1999, between Ruth U. Fertel and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.2*	Amended and Restated 2005 Long-Term Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed April 19, 2013).

10.3*

Form of Stock Option Agreement under the Company’s 2005 Long-Term Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 filed August 8, 2005).

10.4*	2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.5*	Amendment No. 1 to the Company’s 2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 filed June 7, 2005).

10.6*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.7*	2000 Stock Option Plan (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.8*	Form of Stock Option Agreement under 2000 Stock Option Plan (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.9*	Amended and Restated Management Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 7, 2006).

 E-1

Exhibit	Description

10.10*	Deferred Compensation Plan of the Company (incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Current Report on Form 8-K filed November 2, 2005).

10.11*	Deferred Compensation Plan of RCSH Management, Inc. (incorporated by reference to Exhibits 10.1 and 10.3 of the Company’s Current Report on Form 8-K filed November 2 2005).

10.12

Multi-Site Sale Leaseback Purchase Agreement dated August 1, 2008 among the Company, RCSH Operations, LLC, RCSH Operations, Inc. and RHG Kingfish, LLC and Sovereign Investment Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 5, 2008).

10.13

Second Amended and Restated Credit Agreement dated February 14, 2012 by and among the Company, the Lenders listed therein and Wells Fargo Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2012).

10.14

First Amendment to Second Amended and Restated Credit Agreement dated May 8, 2013 by and among the Company, the Lenders listed therein, the Guarantors listed therein, and Wells Fargo Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2013).

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

10.18*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated March 14, 2012 between the Company and Peter Beaudrault (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2012).

10.19*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated October 18, 2011 between the Company and Cheryl Henry (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2012).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 8-K filed October 30, 2012).

18.1	Preferability Letter Regarding Change in Accounting Principle dated March 11, 2014 from KPMG, LLP.

21.1	Subsidiaries of the Company

23.1	Consent of KPMG, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 906 of the Sarbanes-Oxley Act of 2002 Certifications

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

E-2

Exhibit	Description

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

E-3