Form 10-Q
period 2014-03-30
Ruths Hospitality Group, Inc.
filed 2014-05-06
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of April 25, 2014 was 36,026,627, which includes 822,140 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	March 30, 2014	December 29, 2013

Assets
Current assets:
Cash and cash equivalents	$3,723	$10,586
Accounts receivable, less allowance for doubtful accounts 2014 - $779; 2013 - $779	10,419	13,409
Inventory	7,721	7,913
Prepaid expenses and other	2,095	2,484
Deferred income taxes	6,935	4,598
Total current assets	30,893	38,990
Property and equipment, net of accumulated depreciation 2014 - $125,866; 2013 - $122,691	91,088	91,470
Goodwill	24,293	22,097
Franchise rights	32,418	32,200
Trademarks	10,276	10,276
Other intangibles, net of accumulated amortization 2014 - $2,756; 2013 - $2,703	5,771	5,804
Deferred income taxes	21,994	24,984
Other assets	2,155	2,260
Total assets	$218,888	$228,081

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$12,063	$14,965
Accrued payroll	12,580	18,128
Accrued expenses	6,582	8,457
Deferred revenue	26,093	31,836
Other current liabilities	7,873	7,217
Total current liabilities	65,191	80,603
Long-term debt	22,000	19,000
Deferred rent	22,732	23,235
Other liabilities	4,497	4,590
Total liabilities	114,420	127,428
Commitments and contingencies (Note 10)	-	-
Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 35,132,637 shares issued and outstanding at March 30, 2014 34,990,170 shares issued and outstanding at December 29, 2013	351	350
Additional paid-in capital	165,854	169,107
Accumulated deficit	(61,737)	(68,804)
Treasury stock, at cost; 71,950 shares at March 30, 2014 and December 29, 2013	-	-
Total shareholders' equity	104,468	100,653
Total liabilities and shareholders' equity	$218,888	$228,081

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended
	March 30, 2014	March 31, 2013

Revenues:
Restaurant sales	$104,377	$101,419
Franchise income	4,036	3,663
Other operating income	1,330	896
Total revenues	109,743	105,978
Costs and expenses:
Food and beverage costs	32,951	31,613
Restaurant operating expenses	50,074	48,400
Marketing and advertising	2,243	1,974
General and administrative costs	7,120	7,253
Depreciation and amortization expenses	3,127	3,597
Pre-opening costs	410	1

Total costs and expenses	95,925	92,838

Operating income	13,818	13,140

Other income (expense):
Interest expense, net	(287)	(516)
Other	16	34
Income from continuing operations before income tax expense	13,547	12,658
Income tax expense	4,469	3,842
Income from continuing operations	9,078	8,816
Loss from discontinued operations, net of income tax benefit: 2014 - $171; 2013 - $735	(213)	(1,155)

Net income	$8,865	$7,661

Basic earnings (loss) per common share:
Continuing operations	$0.25	$0.25
Discontinued operations	0.00	(0.03)
Basic earnings per share	$0.25	$0.22

Diluted earnings (loss) per common share:
Continuing operations	$0.25	$0.25
Discontinued operations	0.00	(0.03)
Diluted earnings per share	$0.25	$0.22

Shares used in computing net income (loss) per common share:
Basic	35,094,652	34,456,380
Diluted	35,822,458	35,505,778

Cash dividends declared per common share	$0.05	$0

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

for the Thirteen Weeks ended March 30, 2014 and March 31, 2013

(Amounts in thousands)

	Common Stock		Additional	Accumulated	Treasury Stock		Shareholders'
	Shares	Value	Paid-in Capital	Deficit	Shares	Value	Equity

Balance at December 29, 2013	34,990	$350	$169,107	$(68,804)	72	$-	$100,653

Net income	-	-	-	8,865	-	-	8,865

Cash dividends	-	-	-	(1,798)	-	-	(1,798)

Repurchase of common stock	(250)	(2)	(3,146)	-	-	-	(3,148)

Shares issued under stock compensation plan net of shares withheld for tax effects	392	4	(1,980)	-	-	-	(1,976)

Excess tax benefit from stock based compensation	-	-	1,339	-	-	-	1,339

Stock-based compensation	-	-	534	-	-	-	534
Balance at March 30, 2014	35,133	$351	$165,854	$(61,737)	72	-	$104,468

Balance at December 30, 2012	34,434	$344	$167,404	$(87,015)	72	$-	$80,733

Net income	-	-	-	7,661	-	-	7,661

Shares issued under stock compensation plan net of shares withheld for tax effects	52	1	35	-	-	-	35

Stock-based compensation	-	-	657	-	-	-	657
Balance at March 31, 2013	34,486	$345	$168,096	$(79,354)	72	-	$89,086

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	Fiscal Quarter Ended
	March 30, 2014	March 31, 2013
Cash flows from operating activities:
Net income	$8,865	$7,661

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,127	3,605
Deferred income taxes	653	1,770
Non-cash interest expense	105	105
Amortization of below market lease	32	32
Stock-based compensation expense	534	657
Changes in operating assets and liabilities:
Accounts receivables	2,990	1,417
Inventories	286	510
Prepaid expenses and other	389	(362)
Other assets	11	4
Accounts payable and accrued expenses	(9,906)	(7,256)
Deferred revenue	(5,742)	(7,433)
Deferred rent	(503)	(356)
Other liabilities	1,009	1,247

Net cash provided by operating activities	1,850	1,601

Cash flows from investing activities:
Acquisition of property and equipment	(3,330)	(2,325)
Acquisition of franchised restaurant, net of cash acquired	(2,800)	0
Proceeds from sale of property and equipment	0	1,104

Net cash used in investing activities	(6,130)	(1,221)

Cash flows from financing activities:
Principal borrowings on long-term debt	9,000	2,000
Principal repayments on long-term debt	(6,000)	(4,000)
Repurchase of common stock	(3,148)	0
Tax payments from the vesting of restricted stock and option exercises	(2,164)	0
Excess tax benefits from stock compensation	1,339	0
Proceeds from the exercise of stock options	188	35
Cash dividend payments	(1,798)	0

Net cash used in financing activities	(2,583)	(1,965)

Net increase (decrease) in cash and cash equivalents	(6,863)	(1,585)
Cash and cash equivalents at beginning of period	10,586	7,909
Cash and cash equivalents at end of period	$3,723	$6,324

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$163	$472
Income taxes	$55	$886

Noncash investing and financing activities:
Accrued acquisition of property and equipment	$(866)	$(163)

See accompanying notes to condensed consolidated financial statements.

 RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the Company) as of March 30, 2014 and December 29, 2013 and for the fiscal quarters ended March 30, 2014 and March 31, 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group operates the Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular location designated in a franchise agreement. As of March 30, 2014, there were 161 restaurants in operation, including 140 Ruth’s Chris Steak House restaurants (of which 64 were Company-owned, 75 were franchisee-owned, and one location operated under a management agreement), eighteen Mitchell’s Fish Markets and three Cameron’s Steakhouse restaurants. The Mitchell’s Fish Market and Cameron’s Steakhouse restaurants are Company-owned and are located primarily in the Midwest and Florida.

All Company-owned restaurants are located in the United States. The franchisee-owned restaurants include eighteen international franchisee-owned restaurants in Aruba, Canada, China (Hong Kong and Shanghai), El Salvador, Japan, Mexico, Singapore, Taiwan and the United Arab Emirates. In January 2014, we opened a new Ruth’s Chris Steak House restaurant in Denver, CO and in February 2014, we acquired the franchisee-owned restaurant located in Austin, TX. A new franchise restaurant opened in Boise, ID in February 2014. Due to an expiring lease term, we closed the Ruth’s Chris Steak House in Kansas City, MO in March 2014 after seventeen years of operation. Due to local market conditions and disappointing financial results, we negotiated an early termination of the Stamford, CT Mitchell’s Fish Market facility lease and closed the Stamford restaurant in March 2014.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended March 30, 2014 and March 31, 2013 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC’s rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended March 30, 2014 and March 31, 2013 each contained thirteen weeks and are referred to herein as the first quarter of fiscal year 2014 and the first quarter of fiscal year 2013, respectively. Fiscal years 2014 and 2013 are both 52-week years.

Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the periods to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amounts of property and equipment, goodwill, franchise rights, trademarks and obligations related to gift cards, workers’ compensation and medical insurance. Actual results could differ from those estimates.

Reclassifications

The operating results of closed locations (see Note 8) have been reclassified to discontinued operations in the condensed consolidated statements of income. These reclassifications had no effect on previously reported net income.

Gift Card Breakage Revenue

The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage. Prior to the fourth quarter of fiscal year 2013, the Company recognized breakage revenue using the delayed method of accounting. At the end of the fourth quarter of fiscal year 2013, the Company elected to change its policy for recognizing gift card breakage revenue by changing from the delayed method to the preferable redemption method of accounting. Under the Redemption Method, breakage revenue is recognized and the gift card liability is derecognized for unredeemed gift cards in proportion to actual gift card redemptions. The impact of the cumulative catch-up adjustment was recorded at the end of the fourth quarter of fiscal year 2013. Consistent with the cumulative catch-up method of accounting for a change in accounting estimate effected by a change in accounting principle, previously issued financial statements were not revised.

Gift card breakage revenue recognized in the first quarters of fiscal years 2014 and 2013 was $807 thousand and $406 thousand, respectively. Gift card breakage revenue is classified as a component of other operating revenue.

Recent Accounting Pronouncements for Future Application

In July 2013, the Financial Accounting Standards Board (FASB) issued amendments to FASB Accounting Standards Codification (ASC) Topic 740 “Income Taxes.” The amendments provide further guidance to the balance sheet presentation of unrecognized tax benefits when a net operating loss or similar tax loss carryforwards, or tax credit carryforwards exist. The amendment is effective for public entities for annual periods beginning after December 15, 2013. This amendment did not have a material impact on the Company’s consolidated results of operations or on the financial position.

In April 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. ASU 2014-08 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2014. Early adoption is permitted, but only for a disposal (or classification as held for sale) that has not been reported in financial statements previously issued or made available for issuance. The ASU must be applied prospectively. The Company is currently assessing the impact of this guidance, but does not believe that it will have a material impact on the consolidated results of operations or on the financial position, except that individual restaurants closed after the adoption of the guidance will generally not be classified as discontinued operations effective with fiscal year 2015 financial reporting.

(2) Long-term Debt

Long-term debt consists of the following (in thousands):

	March 30, 2014	December 29, 2013

Senior Credit Facility:
Revolving credit facility	$22,000	$19,000
Less current maturities	-	-
	$22,000	$19,000

As of March 30, 2014, the Company had an aggregate of $22.0 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 3.26% with approximately $73.9 million of borrowings available, net of outstanding letters of credit of approximately $4.1 million. The 3.26% weighted average rate includes a 2.1875% interest rate on outstanding indebtedness, plus fees on the Company’s unused borrowing capacity and outstanding letters of credit.

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

The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on the Company’s ability to enter into joint ventures, acquisitions, and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Amended and Restated Credit Agreement requires the Company to maintain a fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio of 2.50:1.00. The agreement was amended in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchase of common and preferred stock. Junior stock payments made subsequent to December 30, 2012 through the end of the agreement are limited to $100 million; $9.2 million of such payments had been made as of March 30, 2014. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default. As of March 30, 2014, the Company was in compliance with the covenants under the Amended and Restated Credit Agreement.

(3) Shareholders’ Equity

In May 2013, the Company announced that its Board of Directors approved a common stock repurchase program. Under the program, the Company may from time to time purchase up to $30 million of its outstanding common stock. The share repurchases will be made at the Company’s discretion in the open market or in negotiated transactions depending on share price, market conditions or other factors. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares. No shares were repurchased during fiscal year 2013. During the fiscal quarter ended March 30, 2014, 249,600 shares were repurchased at an aggregate cost of $3.1 million or an average cost of $12.58 per share. The share repurchases were accounted for under the cost method and all repurchased shares were retired and cancelled. The excess of the purchase price over the par value of the shares was recorded to additional paid-in capital.

During the first quarter of fiscal year 2014, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.05 per common and restricted share, or $1.8 million in the aggregate, which was paid in March 2014. Subsequent to the end of the first quarter of fiscal year 2014, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.05 per common and restricted share, or $1.8 million in the aggregate, payable on May 29, 2014.

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date

Fiscal Year 2014:
February 21, 2014	$0.05	March 13, 2014	$1,798	March 27, 2014

Outstanding unvested restricted stock is not included in common stock outstanding amounts.

(4) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of March 30, 2014 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

At the end of the first quarter of fiscal year 2014, the Company had no assets or liabilities measured on a recurring or nonrecurring basis subject to the disclosure requirements of “Fair Value Measurements and Disclosures,” FASB ASC Topic 820.

(5) Segment Information

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

For financial reporting purposes, the Company has determined that it has three reportable segments: Company-owned steakhouse restaurants, Company-owned fish market restaurants and franchise operations. The Company-owned Ruth’s Chris Steak House and Cameron’s Steakhouse restaurants are both included in the Company-owned steakhouse restaurant segment. As of March 30, 2014, (i) the Company-owned steakhouse restaurant segment included 64 Ruth’s Chris Steak House restaurants, three Cameron’s Steakhouse restaurants and one Ruth’s Chris Steak House restaurant operating under a management agreement, (ii) the Company-owned fish market restaurant segment included eighteen Mitchell’s Fish Market restaurants and (iii) the franchise operations segment included 75 franchisee-owned Ruth’s Chris Steak House restaurants. Because the Company-owned steakhouse restaurant operating margins, measured by segment profit as a percentage of segment revenue, have been greater than the operating margins of the Company-owned fish market restaurants, the results of those segments are reported separately. Segment profits for the Company-owned steakhouse and fish market restaurant segments equals segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse and fish market restaurant segments include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse and fish market restaurant segments include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the segments for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. Except for health care costs, the accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements; health care costs are allocated to the Company-owned steakhouse and fish market restaurant segments based on annual budgeted health care costs.

As of March 30, 2014 there were 75 Ruth’s Chris Steak House franchise locations, including eighteen international locations. During the first quarters of fiscal years 2014 and 2013, franchise income attributable to international locations was $857 thousand and $725 thousand, respectively. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment.

Segment information related to the Company’s three reportable business segments follows (in thousands):

	13 Weeks Ended
	March 30, 2014	March 31, 2013

Revenues:
Company-owned steakhouse restaurants	$89,009	$85,334
Company-owned fish market restaurants	16,201	16,905
Franchise operations	4,036	3,663
Unallocated other revenue and revenue discounts	497	76
Total revenues	$109,743	$105,978

Segment profits:
Company-owned steakhouse restaurants	$20,465	$19,441
Company-owned fish market restaurants	1,470	1,909
Franchise operations	4,036	3,663
Total segment profit	25,971	25,013

Unallocated operating income	747	952
Marketing and advertising expenses	(2,243)	(1,974)
General and administrative costs	(7,120)	(7,253)
Depreciation and amortization expenses	(3,127)	(3,597)
Pre-opening costs	(410)	(1)
Interest expense, net	(287)	(516)
Other income (expense)	16	34
Income from continuing operations before income tax expense	$13,547	$12,658

Capital expenditures:
Company-owned steakhouse restaurants	$2,605	$1,841
Company-owned fish market restaurants	237	481
Corporate assets	488	3
Total capital expenditures	$3,330	$2,325

	March 30, 2014	December 29, 2013

Total assets:
Company-owned steakhouse restaurants	$147,054	$146,584
Company-owned fish market restaurants	28,842	30,451
Franchise operations	1,705	2,253
Corporate assets - unallocated	12,358	19,211
Deferred income taxes - unallocated	28,929	29,582
Total assets	$218,888	$228,081

(6) Stock-Based Employee Compensation

Under the Amended and Restated 2005 Equity Incentive Plan, at March 30, 2014 there were 469,127 shares of common stock issuable upon exercise of currently outstanding options, 822,140 currently outstanding restricted stock awards and 2,695,583 shares available for future grants, which reflects the 2,000,000 share increase in the number of shares of common stock covered by the 2005 Long-Term Equity Incentive Plan that was approved at the 2013 annual meeting of stockholders. The Company intends to file a Registration Statement on Form S-8 relating to the 2,000,000 additional shares of common stock issuable under the 2005 Long-Term Equity Incentive Plan. Outstanding restricted stock is not included in common stock outstanding amounts. During the first quarter of fiscal year 2014, the Company issued 251,794 restricted stock awards to directors, officers and other employees of the Company. Of the 251,794 restricted stock awards issued during the first quarter of fiscal year 2014, 125,862 shares will vest pro rata over three annual service periods through March 11, 2017 and 125,932 will vest upon completion of a two-year service period on March, 11, 2016. Total stock compensation expense recognized during the first quarters of fiscal years 2014 and 2013 was $534 thousand and $657 thousand, respectively.

 (7) Income Taxes

A reconciliation of the U.S. statutory tax rate to the effective tax rate applicable to continuing operations for the first quarters of fiscal years 2014 and 2013 follows:

	13 Weeks Ended
	March 30, 2014	March 31, 2013

Income tax expense at statutory rates	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.5%	4.9%
Federal employment tax credits	(8.2%)	(10.8%)
Other	1.7%	1.2%

Effective tax rate	33.0%	30.3%

Income tax expense (benefit) is allocated to discontinued operations based on the marginal tax impact of discontinued operations. The Company’s effective tax rate for combined income from continuing operations and discontinued operations was 32.7% and 28.9% for the first quarters of fiscal years 2014 and 2013, respectively.

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income or state tax examinations for years before 2010.

(8) Discontinued Operations

The Company accounts for its closed restaurants in accordance with the provisions of “Property, Plant and Equipment,” FASB ASC Topic 360-10. Therefore, when a restaurant is closed, and the restaurant is either held for sale or abandoned, the restaurant’s operations are eliminated from the ongoing operations. Accordingly, the operating results of such restaurants, net of applicable income taxes, are reclassified to discontinued operations.

Discontinued operations consist of the following (in thousands):

	13 Weeks Ended
	March 30, 2014	March 31, 2013

Revenues	$1,208	$2,193

Loss before income taxes	$(384)	$(1,890)

Loss from discontinued operations, net of income taxes	$(213)	$(1,155)

Discontinued operations for the first quarters of fiscal years 2014 and 2013 includes the results of two and three closed restaurants, respectively. Loss before income taxes for the closed restaurants aggregated $339 thousand and $143 thousand during the first quarters of fiscal years 2014 and 2013, respectively. Due to an expiring lease term, we closed the Company-owned Ruth’s Chris Steak House in Kansas City, MO in March 2014 after seventeen years of operation. Due to local market conditions and disappointing financial results, we negotiated an early termination of the Stamford, CT Mitchell’s Fish Market facility lease and closed the Stamford restaurant in March 2014. Due to an expiring lease term, we closed the Company-owned Ruth’s Chris Steak House restaurant in Phoenix, AZ in March 2013 after twenty-seven years of operation. The results of operations for closed locations for all periods prior to closings have been reclassified and are now included in discontinued operations in the accompanying condensed consolidated statements of income.

The Company accounts for the exit costs in accordance with the provisions of “Exit or Disposal Cost Obligations,” FASB ASC Topic 420, which requires that such costs be expensed in the periods when such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying condensed consolidated statements of income. In August 2005, the Company ceased operations at its location near the United Nations in Manhattan. The Company has remaining lease commitments of $600 thousand per fiscal year through September 2016. The Company entered into a sublease agreement in April 2011 in order to recover some of the amounts due under the remaining lease term. As of December 30, 2012, the Company had recorded a contingent lease liability of $0.8 million related to this property which was net of a contra-liability for the present value of anticipated sublease income. In March 2013, the subtenant vacated the property. The Company has commenced legal proceedings to recover all amounts due from the subtenant. Loss from discontinued operations for the first quarter of fiscal year 2013 includes the impact of the re-measurement of the Company’s lease exit costs. The re-measurement included (a) the write-off of the contra-liability for the present value of anticipated sublease income and (b) the write-off of past due rent and utility amounts owed by the subtenant. The discontinued operations loss before income taxes for the first quarter of fiscal year 2013 includes a $1.7 million loss applicable to the location near the United Nations in Manhattan. As of March 30, 2014, the recorded contingent lease liability was $1.6 million.

(9) Earnings Per Share

 The following table sets forth the computation of earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended
	March 30, 2014	March 31, 2013

Income from continuing operations	$9,078	$8,816
Loss from discontinued operations, net of income taxes	(213)	(1,155)
Net income	$8,865	$7,661
Shares:
Weighted average number of common shares outstanding - basic	35,094,652	34,456,380
Weighted average number of common shares outstanding - diluted	35,822,458	35,505,778

Basic earnings per common share:
Continuing operations	$0.25	$0.25
Discontinued operations	0.00	(0.03)
Basic earnings per common share	$0.25	$0.22

Diluted earnings per common share:
Continuing operations	$0.25	$0.25
Discontinued operations	0.00	(0.03)
Diluted earnings per common share	$0.25	$0.22

Diluted earnings per share for the first quarters of fiscal years 2014 and 2013 excludes stock options and restricted shares of 138,729 and 521,134 respectively, which were outstanding during the period but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for first quarters of fiscal years 2014 and 2013 were $18.69 per share and $14.67 per share, respectively.

(10) Commitments and Contingencies

The Company is subject to various claims, possible legal actions and other matters arising in the normal course of business. Management does not expect disposition of these other matters to have a material adverse effect on the financial position, results of operations or liquidity of the Company. The Company expenses legal fees as incurred.

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

The Company is a large seller of gift cards, which are issued and administered by a third party consistent with common retail industry practice. We recognize gift card breakage revenue using the redemption method of accounting and all gift cards presented by customers are honored even when breakage revenue has previously been recognized. The Company, along with a number of other restaurant companies, retailers and gift card issuers, was named as a defendant in an action filed under seal on June 28, 2013 by William French on behalf of the State of Delaware in the Superior Court of Delaware in and for New Castle County alleging violations of state unclaimed property laws. The filing was unsealed on March 24, 2014. The complaint alleges that $30 million of the Company’s unused gift cards should be escheated to the State of Delaware and seeks interest and penalties, attorneys’ fees and costs, and an injunction against the alleged practices. The Company has not yet been served with the complaint. The Company believes that it is in compliance with Delaware’s unclaimed property laws and intends to defend its position vigorously if served.

The Company currently buys a majority of its beef from two suppliers. Although there are a limited number of beef suppliers, management believes that other suppliers could provide similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely.

(11) Restaurant Acquisition

In February 2014, the Company acquired the Austin, TX Ruth's Chris Steak House restaurant and franchise rights from the franchisee owner for $2.8 million in cash. The acquisition price was preliminary allocated as follows: goodwill $2.2 million; property and equipment $259 thousand; and $368 thousand other assets. Allocation of the purchase price for the acquisition was based on estimates of the fair value of the net assets acquired. The revenues and expenses of the acquired restaurant are included in the consolidated statement of income from the date of the acquisition. Pro forma disclosures of the results of operations are not required, as the acquisition is not considered material business combination as outlined in FASB ASC 805 “Business Combinations”.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “targeting,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; the Company’s ability to protect its name and logo and other proprietary information; the impact of litigation; and the restrictions imposed by the Company’s Amended and Restated Credit Agreement. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have not occurred.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us”, or “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries. Ruth’s Hospitality Group, Inc. is a Delaware corporation formerly known as Ruth’s Chris Steak House, Inc., and was founded in 1965.

Overview

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. and its subsidiaries (the Company) operate Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse restaurants and sell franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular location designated in a franchise agreement. As of March 30, 2014, there were 161 restaurants in operation, including 140 Ruth’s Chris Steak House restaurants (of which 64 were Company-owned, 75 were franchisee-owned, and one location was operating under a management agreement), eighteen Mitchell’s Fish Markets and three Cameron’s Steakhouse restaurants. The Mitchell’s Fish Market and Cameron’s Steakhouse restaurants are Company-owned and are located primarily in the Midwest and Florida.

All Company-owned restaurants are located in the United States. The franchisee-owned restaurants include eighteen international franchisee-owned restaurants in Aruba, Canada, China (Hong Kong and Shanghai), El Salvador, Japan, Mexico, Singapore, Taiwan and the United Arab Emirates. In January 2014, we opened a new Ruth’s Chris Steak House restaurant in Denver, CO and in February 2014, we acquired the franchisee-owned restaurant located in Austin, TX. We are currently targeting to open four additional new Company-owned Ruth’s Chris Steak House restaurants by March 2015 – one each in Dallas, TX, Gaithersburg, MD, Los Angeles, CA and St. Petersburg, FL. A new franchise restaurant opened in Boise, ID in February 2014. We expect that franchisees will open two additional new restaurants during 2014. Due to an expiring lease term, we closed the Ruth’s Chris Steak House in Kansas City, MO in March 2014 after seventeen years of operation. Kansas City will remain one of the areas that we will evaluate for opportunities for future Ruth's Chris Steak House restaurants. Due to local market conditions and disappointing financial results, we negotiated an early termination of the Stamford, CT Mitchell’s Fish Market facility lease and closed the Stamford restaurant in March 2014.

During the first quarter of fiscal year 2014, Ruth’s Chris Steak House was recognized as the #1 Consumers’ Pick in Fine Dining Chains by Nations Restaurant News – the fourth year in a row.

Our business is subject to seasonal fluctuations. Historically, our first and fourth quarters have tended to be the strongest revenue quarters due largely to the year-end holiday season and the popularity of dining out during the fall and winter months. Consequently, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular period may decrease.

Our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 provides additional information about our business, operations and financial condition.

 Results of Operations

The table below sets forth certain operating data expressed as a percentage of total revenues for the periods indicated, except as otherwise noted. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	13 Weeks Ended
	March 30, 2014	March 31, 2013
Revenues:
Restaurant sales	95.1%	95.7%
Franchise income	3.7%	3.5%
Other operating income	1.2%	0.8%
Total revenues	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	31.6%	31.2%
Restaurant operating expenses (percentage of restaurant sales)	48.0%	47.7%
Marketing and advertising	2.0%	1.9%
General and administrative costs	6.7%	6.8%
Depreciation and amortization expenses	3.0%	3.4%
Pre-opening costs	0.4%	0.0%
Restructuring benefit	0.0%	0.0%
Total costs and expenses	87.4%	87.6%
Operating income	12.6%	12.4%

Other income (expense):
Interest expense, net	(0.3%)	(0.5%)
Other	0.0%	0.0%
Income from continuing operations before income tax expense	12.3%	11.9%
Income tax expense	4.1%	3.6%
Income from continuing operations	8.3%	8.3%
Income (loss) from discontinued operations, net of income taxes	(0.2%)	(1.1%)
Net income	8.1%	7.2%

First Quarter Ended March 30, 2014 (13 Weeks) Compared to First Quarter Ended March 31, 2013 (13 Weeks)

Overview. Operating income for the first quarter of fiscal year 2014 increased from the first quarter of fiscal year 2013 by $678 thousand to $13.8 million. Operating income for the first quarter of fiscal year 2014 was favorably impacted by a $3.0 million increase in restaurant sales, which was somewhat offset by increased food and restaurant operating expenses. Higher restaurant sales were attributable both to an increase in the number of customers as measured by an increase in entrées and an increase in average check. Income from continuing operations increased from the first quarter of fiscal year 2013 by $262 thousand to $9.1 million. Net income for the first quarter of fiscal year 2013 was adversely impacted by the $1.2 million after-tax loss from discontinued operations. The loss from discontinued operations was largely attributable to re-measurement of lease exit costs. Net income for the first quarter of fiscal year 2014 increased from first quarter of fiscal year 2013 by $1.2 million to $8.9 million.

Segment Profits. Segment profitability information is presented in Note 5 to the financial statements. Not all operating expenses are allocated to operating segments. The Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse restaurant concepts in North America are managed as operating segments. The concepts operate within the full-service dining industry, providing similar products to similar customers. For financial reporting purposes, the Ruth’s Chris Steak House and Cameron’s Steakhouse restaurants are both included in the Company-owned steakhouse restaurant segment. The Company-owned fish market restaurant segment consists entirely of Mitchell’s Fish Market restaurants. The franchise operations are also considered to be a separate operating segment. No operating costs are allocated to the franchise segment. Segment profits for the first quarter of fiscal year 2014 for the Company-owned steakhouse restaurant segment increased by $1.0 million to $20.5 million from the first quarter of fiscal year 2013. The increase was driven by a $3.7 million increase in revenues which exceeded the increase in segment operating expenses. Segment profits for the first quarter of fiscal year 2014 for the Company-owned fish market restaurant segment decreased by $439 thousand to $1.5 million from the first quarter of fiscal year 2013 due to a $704 thousand decrease in revenues which exceeded the decrease in segment operating expenses. The $373 thousand increase in franchise operations segment profitability is attributable to four new locations opened subsequent to March 2013 and an increase in comparable franchise restaurant sales.

Restaurant Sales. Restaurant sales increased by $3.0 million, or 2.9%, to $104.4 million in the first quarter of fiscal year 2014 from the first quarter of fiscal year 2013. The increase was attributable to a $1.3 million increase in Company-owned comparable sales for all brands and $1.7 million in restaurant sales from new and relocated restaurants. Excluding discontinued operations, total operating weeks for all brands during the first quarter of fiscal year 2014 increased to 1,095 from 1,079 in the first quarter of fiscal year 2013. Company-owned comparable restaurant sales for Ruth’s Chris Steak House increased 2.6%, driven by an entrée increase of 2.1% and an average check increase of 0.4%. Company-owned comparable restaurant sales at Mitchell’s Fish Market decreased 4.3%, driven by an entrée decrease of 9.1% and an average check increase of 5.3%. The United States experienced unusually severe winter weather during the first quarter of fiscal year 2014. We estimate that the unusually severe winter weather adversely impacted restaurant sales by approximately $2 million.

Franchise Income. Franchise income increased $373 thousand, or 10.2%, to $4.0 million in the first quarter of fiscal year 2014 from the first quarter of fiscal year 2013. The increase was driven primarily by three net additional locations which opened subsequent to March 2013. Comparable franchisee-owned restaurant sales increased 0.9%, which included a 1.1% increase in domestic comparable franchisee-owned restaurant sales and a 0.3% increase in international comparable franchisee-owned restaurant sales.

Other Operating Income. Other operating income increased $434 thousand to $1.3 million in the first quarter of fiscal year 2014 from the first quarter of fiscal year 2013. Other operating income includes gift card breakage revenue, our share of income from a managed restaurant and miscellaneous restaurant income. The increase in the first quarter of fiscal year 2014 was primarily attributable to a $401 thousand increase in gift card breakage revenue.

Food and Beverage Costs. Food and beverage costs increased $1.3 million, or 4.2%, to $33.0 million in the first quarter of fiscal year 2014 from the first quarter of fiscal year 2013. As a percentage of restaurant sales, food and beverage costs increased to 31.6% in the first quarter of fiscal year 2014 from 31.2% in the first quarter of fiscal year 2013. The increase in food and beverage costs as a percentage of restaurant sales was because food and beverage costs increased proportionately more than restaurant revenues. This increase in food and beverage costs as a percentage of restaurant sales was primarily due to a 4% increase in beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.7 million, or 3.5%, to $50.1 million in the first quarter of fiscal year 2014 from the first quarter of fiscal year 2013. Restaurant operating expenses, as a percentage of restaurant sales, increased to 48.0% in the first quarter of fiscal year 2014 from 47.7% in the first quarter of fiscal year 2013. The increase in restaurant operating expenses as a percentage of restaurant sales was due to restaurant operating expenses increasing proportionately more than restaurant revenues. The increase in restaurant operating costs was primarily attributable to a $766 thousand increase in variable employee benefits costs and a $819 thousand increase in variable operating costs.

Marketing and Advertising. Marketing and advertising expenses increased $269 thousand to $2.2 million in the first quarter of fiscal year 2014 from the first quarter of fiscal year 2013. The increase in marketing and advertising expenses in the first quarter of fiscal 2014 was primarily attributable to an increase in media expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased $470 thousand to $3.1 million in the first quarter of fiscal year 2014 from the first quarter of fiscal year 2013 due to certain property and equipment becoming fully depreciated.

Pre-opening costs. Pre-opening costs were $410 thousand in the first quarter of fiscal year 2014 primarily due to the opening of the Denver, CO Ruth’s Chris Steak House Restaurant.

Interest Expense. Interest expense decreased $229 thousand to $287 thousand in the first quarter of fiscal year 2014 from the first quarter of fiscal year 2013. The decrease in expense was primarily due to a lower average debt balance in the first quarter of fiscal year 2014.

Income Tax Expense. During the first quarter of fiscal year 2014, we recognized income tax expense of $4.5 million. During the first quarter of fiscal 2013 we recognized income tax expense of $3.8 million. The effective tax rate, including the impact of discrete items, increased to 33.0% for the first quarter of fiscal year 2014 compared to 30.3% for the first quarter of fiscal year 2013. The effective tax rate increased in part because fiscal year 2014 federal employment credits as a percentage of income before taxes was 8.2 % during the first quarter of fiscal year 2014 compared with 10.8% during the first quarter of fiscal year 2013. Additionally, income tax expense for the first quarter of fiscal year 2014 was impacted by $178 thousand of unfavorable discrete items compared with the $16 thousand favorable impact during the first quarter of fiscal year 2013. Fiscal year 2014 discrete items and other unexpected changes impacting annual tax financial accounting tax expense may cause the effective tax rate for fiscal year 2014 to differ from the effective tax rate for the first quarter.

Income from Continuing Operations. Income from continuing operations of $9.1 million in the first quarter of fiscal year 2014 increased by $262 thousand compared to the first quarter of fiscal year 2013 due to the factors noted above.

Loss from Discontinued Operations, net of income taxes. Loss from discontinued operation, net of income taxes, for the first quarter of fiscal year 2014 was $213 thousand. The loss was primarily attributable to two recently closed restaurants. Loss from discontinued operations, net of income taxes, for the first quarter of fiscal year 2013 was $1.2 million. The loss includes a $1.1 million loss, net of income tax benefit, attributable to property we lease near the United Nations in Manhattan. We recognized the fiscal year 2013 loss as a consequence of the re-measurement of our lease exit costs due to the subtenant abandoning the property subleased from us.

Net Income. Net income was $8.9 million in the first quarter of fiscal year 2014 increased by $1.2 million compared to $7.7 million in the first quarter of fiscal year 2013. The increase was largely attributable to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal sources of cash during the first quarter of fiscal year 2014 were net cash provided by operating activities and borrowings under our $100 million senior credit facility. Our principal uses of cash during the first quarter of fiscal year 2014 were for capital expenditures, common stock repurchases and dividend payments. Capital expenditures included the February 2014 acquisition of the Austin, TX Ruth’s Chris Steak House from a franchisee.

In May 2013, we announced that our Board of Directors approved a common stock repurchase program. Under the program, we may from time to time purchase up to $30 million of our outstanding common stock. The share repurchases will be made at our discretion in the open market or in negotiated transactions depending on share price, market conditions or other factors. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares. No shares were repurchased during fiscal year 2013. During the first quarter of fiscal year 2014, 249,600 shares were repurchased at an aggregate cost of $3.1 million or an average cost of $12.58 per share. All repurchased shares were retired and cancelled.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. We paid a quarterly cash dividend of $0.05 per share, or $1.8 million in the aggregate, during the first quarter of fiscal year 2014. On April 28, 2014, we announced that our Board of Directors declared a quarterly cash dividend of $0.05 per share, or $1.8 million in the aggregate, to be paid on May 29, 2014 to common and restricted stockholders of record as of the close of business on May 15, 2014. Future dividends will be subject to the approval of our Board of Directors.

We have increased borrowing under our senior credit facility by $3.0 million since the end of fiscal year 2013. As of March 30, 2014, we had an aggregate of $22.0 million of outstanding indebtedness under our senior credit facility at a weighted average interest rate of 3.26% with approximately $73.9 million of borrowings available, net of outstanding letters of credit of approximately $4.1 million. The 3.26% weighted average interest rate includes a 2.1875% interest rate on outstanding indebtedness, plus fees on our unused borrowing capacity and outstanding letters of credit. We amended our senior credit agreement in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchases of common and preferred stock. As a result of the amendment, we are permitted to make up to $100 million in junior stock payments; $9.2 million of such payments had been made as of March 30, 2014. As of March 30, 2014, we were in compliance with all the covenants under our senior credit facility.

We anticipate capital expenditures for fiscal year 2014 will aggregate approximately $20.0 million to $22.0 million. We believe that our borrowing ability under our senior credit facility coupled with our anticipated cash flow from operations should provide us with adequate liquidity in fiscal year 2014.

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	13 Weeks Ended
	March 30, 2014	March 31, 2013
Net cash provided by (used in):
Operating activities	$1,850	$1,601
Investing activities	(6,130)	(1,221)
Financing activities	(2,583)	(1,965)
Net decrease in cash and cash equivalents	$(6,863)	$(1,585)

Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising and general and administrative costs. Operating activities provided cash flow during the first quarters of both fiscal years 2014 and 2013 because operating revenues exceeded cash-based expenses. Cash provided by operating activities increased to $3.1 million in the first quarter of fiscal year 2014 from $1.6 million in the first quarter of fiscal year 2013 primarily due to a $2.5 million payment to settle certain liabilities pertaining to unclaimed property in the first quarter of fiscal year 2013.

Cash used in investing activities during first quarter of fiscal year 2014 pertained to $1.3 million for restaurant remodel projects, $1.4 million for leasehold improvements at the new Denver, CO Ruth’s Chris Steak House and $2.8 million for the acquisition of the Austin, TX Ruth’s Chris Steak House Restaurant from the owner franchisee.

Financing activities used cash in both periods. During the first quarter of fiscal year 2014 we: increased the debt outstanding under our senior credit facility by $3.0 million; used $3.1 million to repurchase common stock; paid $2.2 million in employee taxes due to the vesting of restricted stock and option exercises; and paid dividends of $1.8 million. The Company paid $2.2 million in taxes due to the vesting of restricted stock and option exercises because some recipients elected to fund their individual minimum tax withholding obligations by forfeiting vested and exercised shares to the Company. During the first quarter of fiscal year 2013 we decreased the debt outstanding under our senior credit facility by $2.0 million

Off-Balance Sheet Arrangements

As of March 30, 2014, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first quarter of fiscal year 2014.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At March 30, 2014, the Company had $22.0 million of variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Ceteris paribus, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2014 of approximately $220 thousand.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first quarters of fiscal years 2014 and 2013, franchise income attributable to international locations was $857 thousand and $725 thousand, respectively.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. In April 2014, we negotiated set pricing for approximately 50% of our beef requirements for the remainder of fiscal year 2014. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. Ceteris paribus, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $4.0 million to $5.0 million for fiscal year 2014.

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 30, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2014 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended March 30, 2014, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is a large seller of gift cards, which are issued and administered by a third party consistent with common retail industry practice. We recognize gift card breakage revenue using the redemption method of accounting and all gift cards presented by customers are honored even when breakage revenue has previously been recognized. The Company, along with a number of other restaurant companies, retailers and gift card issuers, was named as a defendant in an action filed under seal on June 28, 2013 by William French on behalf of the State of Delaware in the Superior Court of Delaware in and for New Castle County alleging violations of state unclaimed property laws. The filing was unsealed on March 24, 2014. The complaint alleges that $30 million of the Company’s unused gift cards should be escheated to the State of Delaware and seeks interest and penalties, attorneys’ fees and costs, and an injunction against the alleged practices. The Company has not yet been served with the complaint. The Company believes that it is in compliance with Delaware’s unclaimed property laws and intends to defend its position vigorously if served.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013. The impact of circumstances and events described in such risk factors could result in significant adverse effects on our financial position, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the fiscal quarter ended March 30, 2014 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publically Announced Program	Maximum Dollar Value that May Yet be Purchased under the Program (1) – Amounts in thousands

December 30, 2013 to February 2, 2014	—	—	—	$30,000
February 3 to March 2, 2014	—	—	—	$30,000
March 3 to March 30, 2014	249,600	$12.58	249,600	$26,852
Totals for the fiscal quarter	249,600	$12.58	249,600	$26,852

(1)

On May 3, 2013, we announced that our Board of Directors approved the repurchase of up to $30 million of our outstanding common stock. The share repurchases may be made at our discretion in the open market or in negotiated transactions depending on share price, market conditions or other factors. Our stock repurchase activities are conducted in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares and the program may be extended, modified, suspended or discontinued at any time. No shares were repurchased during fiscal year 2013. During the fiscal quarter ended March 30, 2014, 249,600 shares were repurchased via open market transactions at an aggregate cash cost of $3.1 million. The repurchased shares were cancelled. As of March 30, 2014, $26.9 million remained available for further purchases under this program. The program has no fixed termination date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: May 6, 2014