Form 10-Q
period 2014-06-29
Ruths Hospitality Group, Inc.
filed 2014-08-05
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2014 was 35,655,893, which includes 726,022 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	June 29,	December 29,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$3,212	$10,586
Accounts receivable, less allowance for doubtful accounts 2014 - $778; 2013 - $779	9,691	13,409
Inventory	7,676	7,913
Prepaid expenses and other	2,236	2,484
Deferred income taxes	7,039	4,598
Total current assets	29,854	38,990
Property and equipment, net of accumulated depreciation 2014 - $127,379; 2013 - $122,691	92,395	91,470
Goodwill	24,293	22,097
Franchise rights, net of accumulated amortization 2014 - $80; 2013 - $0	32,338	32,200
Trademarks	10,276	10,276
Other intangibles, net of accumulated amortization 2014 - $2,811; 2013 - $2,703	5,686	5,804
Deferred income taxes	20,705	24,984
Other assets	2,059	2,260
Total assets	$217,606	$228,081

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$10,500	$14,965
Accrued payroll	11,565	18,128
Accrued expenses	7,757	8,457
Deferred revenue	23,913	31,836
Other current liabilities	7,883	7,217
Total current liabilities	61,618	80,603
Long-term debt	22,000	19,000
Deferred rent	22,796	23,235
Other liabilities	4,404	4,590
Total liabilities	110,818	127,428

Commitments and contingencies (Note 10)	-	-

Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 34,855,372 shares issued and outstanding at June 29, 2014 34,990,170 shares issued and outstanding at December 29, 2013	349	350
Additional paid-in capital	163,071	169,107
Accumulated deficit	(56,632)	(68,804)
Treasury stock, at cost; 71,950 shares at June 29, 2014 and December 29, 2013	0	0
Total shareholders' equity	106,788	100,653
Total liabilities and shareholders' equity	$217,606	$228,081

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended		26 Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
Revenues:
Restaurant sales	$97,904	$93,827	$202,281	$195,246
Franchise income	3,807	3,647	7,843	7,311
Other operating income	1,281	3,019	2,611	3,914
Total revenues	102,992	100,493	212,735	206,471

Costs and expenses:
Food and beverage costs	31,192	28,460	64,143	60,073
Restaurant operating expenses	49,104	46,879	99,178	95,279
Marketing and advertising	2,605	3,572	4,849	5,546
General and administrative costs	6,411	7,339	13,531	14,592
Depreciation and amortization expenses	3,383	3,130	6,510	6,727
Pre-opening costs	113	142	522	143
Total costs and expenses	92,808	89,522	188,733	182,360

Operating income	10,184	10,971	24,002	24,111

Other income (expense):
Interest expense, net	(298)	(415)	(584)	(931)
Other	13	3	28	37

Income from continuing operations before income tax expense	9,899	10,559	23,446	23,217
Income tax expense	2,846	2,644	7,316	6,485

Income from continuing operations	7,053	7,915	16,130	16,732
Loss from discontinued operations, net of income taxes	(149)	(148)	(362)	(1,305)

Net income	$6,904	$7,767	$15,768	$15,427

Basic earnings (loss) per common share:
Continuing operations	$0.21	$0.22	$0.46	$0.49
Discontinued operations	(0.01)	-	(0.01)	(0.04)
Basic earnings per share	$0.20	$0.22	$0.45	$0.45

Diluted earnings (loss) per common share:
Continuing operations	$0.20	$0.22	$0.45	$0.47
Discontinued operations	(0.01)	-	(0.01)	(0.04)
Diluted earnings per share	$0.19	$0.22	$0.44	$0.43

Shares used in computing net income (loss) per common share:
Basic	35,122,131	34,660,149	35,108,391	34,554,692
Diluted	35,587,975	35,681,077	35,703,436	35,585,807
Cash dividends declared per common share	$0.05	$0.04	$0.10	$0.04

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

for the Twenty-six Weeks Ended June 29, 2014 and June 30, 2013

(Amounts in thousands)

	Common Stock		Additional	Accumulated	Treasury Stock		Shareholders'
	Shares	Value	Paid-in Capital	Deficit	Shares	Value	Equity

Balance at December 29, 2013	34,990	$350	$169,107	$(68,804)	72	$-	$100,653

Net income	-	-	-	15,768	-	-	15,768

Cash dividends	-	-	-	(3,596)	-	-	(3,596)

Repurchase of common stock	(541)	(5)	(6,735)	-	-	-	(6,740)

Shares issued under stock compensation plan net of shares withheld for tax effects	406	4	(2,022)	-	-	-	(2,018)

Excess tax benefit from stock based compensation	-	-	1,398	-	-	-	1,398

Stock-based compensation	-	-	1,323	-	-	-	1,323
Balance at June 29, 2014	34,855	$349	$163,071	$(56,632)	72	$-	$106,788

Balance at December 30, 2012	34,434	$344	$167,404	$(87,015)	72	$-	$80,733

Net income	-	-	-	15,427	-	-	15,427

Cash dividends	-	-	-	(1,430)	-	-	(1,430)

Shares issued under stock compensation plan net of shares withheld for tax effects	486	5	(1,674)	-	-	-	(1,669)

Excess tax benefit from stock based compensation	-	-	898	-	-	-	898

Stock-based compensation	-	-	1,362	-	-	-	1,362
Balance at June 30, 2013	34,920	$349	$167,990	$(73,018)	72	$-	$95,321

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	26 Weeks Ended
	June 29,	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$15,768	$15,427

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,510	6,743
Deferred income taxes	1,838	3,575
Non-cash interest expense	210	210
Loss on the disposal of property and equipment, net	118	3
Amortization of below market lease	65	65
Stock-based compensation expense	1,323	1,362
Changes in operating assets and liabilities:
Accounts receivables	3,726	2,357
Inventories	332	718
Prepaid expenses and other	247	(385)
Other assets	56	5
Accounts payable and accrued expenses	(13,382)	(9,094)
Deferred revenue	(7,922)	(10,783)
Deferred rent	(440)	(849)
Other liabilities	1,295	101

Net cash provided by operating activities	9,744	9,455

Cash flows from investing activities:
Acquisition of property and equipment	(6,362)	(5,737)
Acquisition of franchise restaurant, net of cash acquired	(2,800)	0
Proceeds from sale of property and equipment	0	1,104

Net cash used in investing activities	(9,162)	(4,633)

Cash flows from financing activities:
Principal borrowings on long-term debt	14,000	3,500
Principal repayments on long-term debt	(11,000)	(8,500)
Repurchase of common stock	(6,740)	0
Tax payments from the vesting of restricted stock and option exercises	(2,218)	(1,770)
Excess tax benefits from stock compensation	1,398	898
Proceeds from exercise of stock options	200	101
Cash dividend payments	(3,596)	(1,430)

Net cash used in financing activities	(7,956)	(7,201)

Net decrease in cash and cash equivalents	(7,374)	(2,379)
Cash and cash equivalents at beginning of period	10,586	7,909
Cash and cash equivalents at end of period	$3,212	$5,530

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$304	$798
Income taxes	$1,319	$2,269

Noncash investing and financing activities:
Excess accrual-based acquisition of property and equipment	$832	$1,840

See accompanying notes to condensed consolidated financial statements.

 RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the Company) as of June 29, 2014 and December 29, 2013 and for the thirteen and twenty-six week periods ended June 29, 2014 and June 30, 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The condensed consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group operates the Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular location designated in a franchise agreement. As of June 29, 2014, there were 161 restaurants in operation, including 140 Ruth’s Chris Steak House restaurants (of which 64 were Company-owned, 75 were franchisee-owned, and one location operated under a management agreement), eighteen Mitchell’s Fish Markets and three Cameron’s Steakhouse restaurants. The Mitchell’s Fish Market and Cameron’s Steakhouse restaurants are entirely Company-owned and located primarily in the Midwest and Florida.

All Company-owned restaurants are located in the United States. The franchisee-owned restaurants include eighteen international franchisee-owned restaurants in Aruba, Canada, China (Hong Kong and Shanghai), El Salvador, Japan, Mexico, Singapore, Taiwan and the United Arab Emirates. In January 2014, the Company opened a new Ruth’s Chris Steak House restaurant in Denver, CO and in February 2014, the Company acquired the franchisee-owned restaurant located in Austin, TX. A new franchisee-owned restaurant opened in Boise, ID in February 2014. Due to an expiring lease term, the Company closed the Ruth’s Chris Steak House in Kansas City, MO in March 2014 after seventeen years of operation. Due to local market conditions and disappointing financial results, the Company negotiated an early termination of the Stamford, CT Mitchell’s Fish Market facility lease and closed the Stamford restaurant in March 2014.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended June 29, 2014 and June 30, 2013 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC’s rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended June 29, 2014 and June 30, 2013 each contained thirteen weeks and are referred to herein as the second quarter of fiscal year 2014 and the second quarter of fiscal year 2013, respectively. Fiscal years 2014 and 2013 both contain 52-weeks.

Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the periods to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amounts of property and equipment, goodwill, franchise rights, trademarks and obligations related to contingent liabilities, gift cards, workers’ compensation and medical insurance. Actual results could differ from those estimates.

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

Gift card breakage revenue recognized in the second quarters of fiscal years 2014 and 2013 was $642 thousand and $2.3 million, respectively. Gift card breakage revenue recognized in the first twenty-six weeks of fiscal years 2014 and 2013 was $1.4 million and $2.7 million, respectively. Gift card breakage revenue is classified as a component of other operating revenue.

Recent Accounting Pronouncements for Future Application

In April 2014, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. ASU 2014-08 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2014. Early adoption is permitted, but only for a disposal (or classification as held for sale) that has not been reported in financial statements previously issued or made available for issuance. The ASU must be applied prospectively. The Company is currently assessing the impact of this guidance, but does not believe that it will have a material impact on the consolidated results of operations or on the financial position, except that individual restaurants closed after the adoption of the guidance will generally not be classified as discontinued operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. The new standard is effective for interim and annual periods in fiscal years beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

(2) Long-term Debt

Long-term debt consists of the following (in thousands):

	June 29,	December 29,
	2014	2013

Senior Credit Facility:
Revolving credit facility	$22,000	$19,000
Less current maturities	-	-
	$22,000	$19,000

As of June 29, 2014, the Company had an aggregate of $22 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 3.26% with approximately $73.9 million of borrowings available, net of outstanding letters of credit of approximately $4.1 million. The 3.26% weighted average rate includes a 2.19% interest rate on outstanding indebtedness, plus fees on the Company’s unused borrowing capacity and outstanding letters of credit.

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

The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on the Company’s ability to enter into joint ventures, acquisitions, and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Amended and Restated Credit Agreement requires the Company to maintain a fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio of 2.50:1.00. The agreement was amended in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchase of common and preferred stock. Junior stock payments made subsequent to December 30, 2012 through the end of the agreement are limited to $100 million; $14.6 million of such payments had been made as of June 29, 2014. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default. As of June 29, 2014, the Company was in compliance with the covenants under the Amended and Restated Credit Agreement.

(3) Shareholders’ Equity

In May 2013, the Company announced that its Board of Directors approved a common stock repurchase program. Under the program, the Company may from time to time purchase up to $30 million of its outstanding common stock. The share repurchases will be made at the Company’s discretion in the open market or in negotiated transactions depending on share price, market conditions or other factors. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares. No shares were repurchased during fiscal year 2013. During the first twenty-six weeks of fiscal year 2014, 541,190 shares were repurchased at an aggregate cost of $6.7 million or an average cost of $12.45 per share. The share repurchases were accounted for under the cost method and all repurchased shares were retired and cancelled. The excess of the purchase price over the par value of the shares was recorded as a reduction in additional paid-in capital.

The Company’s Board of Directors declared the following dividends payable to holders of common and restricted stock during the twenty-six weeks ended June 29, 2014 and the fiscal year ended December 29, 2013 (amounts in thousands except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2014:
February 21, 2014	$0.05	March 13, 2014	$1,798	March 27, 2014
April 22, 2014	$0.05	May 15, 2014	$1,798	May 29, 2014

Fiscal Year 2013:
May 3, 2013	$0.04	May 16, 2013	$1,430	May 30, 2013
July 24, 2013	$0.04	August 15, 2013	$1,424	August 29, 2013
October 22, 2013	$0.04	November 14, 2013	$1,424	November 26, 2013

Subsequent to the end of the second quarter of fiscal year 2014, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.05 per common and restricted share, or $1.8 million in the aggregate, payable on August 28, 2014.

Outstanding unvested restricted stock is not included in reported common stock outstanding amounts. Restricted stock outstanding as of June 29, 2014 aggregated 805,473 shares.

(4) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of June 29, 2014 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

At the end of the second quarter of fiscal year 2014, the Company had no assets or liabilities measured on a recurring or nonrecurring basis subject to the disclosure requirements of “Fair Value Measurements and Disclosures,” FASB ASC Topic 820.

(5) Segment Information

The Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse restaurant concepts in North America are managed as operating segments. The concepts operate within the full-service dining industry, providing similar products to similar customers. Revenues from external customers are derived principally from food and beverage sales. The Company also manages its franchise operations as an operating segment. The Company does not rely on any major customers as a source of revenue.

For financial reporting purposes, the Company has determined that it has three reportable segments: Company-owned steakhouse restaurants, Company-owned fish market restaurants, and franchise operations. The Company-owned Ruth’s Chris Steak House and Cameron’s Steakhouse restaurants are both included in the Company-owned steakhouse restaurant segment. As of June 29, 2014, (i) the Company-owned steakhouse restaurant segment included 64 Ruth’s Chris Steak House restaurants, three Cameron’s Steakhouse restaurants and one Ruth’s Chris Steak House restaurant operating under a management agreement, (ii) the Company-owned fish market restaurant segment included eighteen Mitchell’s Fish Market restaurants and (iii) the franchise operations segment included franchisee-owned Ruth’s Chris Steak House restaurants. Because the Company-owned steakhouse restaurant operating margins, measured by segment profit as a percentage of segment revenue, have been greater than the operating margins of the Company-owned fish market restaurants, the results of those segments are reported separately. Segment profits for the Company-owned steakhouse and fish market restaurant segments equals segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse and fish market restaurant segments include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse and fish market restaurant segments include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the segments for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. Except for health care costs, the accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements; health care costs are allocated to the Company-owned steakhouse and fish market restaurant segments based on annual budgeted health care costs.

As of June 29, 2014, there were 75 Ruth’s Chris Steak House franchise locations, including eighteen international locations. During the second quarters of fiscal years 2014 and 2013, franchise income attributable to international locations was $778 thousand and $720 thousand, respectively. During the first twenty-six weeks of fiscal years 2014 and 2013, franchise income attributable to international locations was $1.6 million and $1.5 million, respectively. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment.

Segment information related to the Company’s three reportable business segments follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013

Revenues:
Company-owned steakhouse restaurants	$81,820	$77,559	$170,829	$162,893
Company-owned fish market restaurants	17,076	17,166	33,277	34,071
Franchise operations	3,807	3,647	7,843	7,311
Unallocated other revenue and revenue discounts, net	289	2,121	786	2,196
Total revenues	$102,992	$100,493	$212,735	$206,471

Segment profits:
Company-owned steakhouse restaurants	$16,829	$17,095	$37,294	$36,535
Company-owned fish market restaurants	1,968	2,141	3,438	4,050
Franchise operations	3,807	3,647	7,843	7,311
Total segment profit	22,604	22,883	48,575	47,896

Unallocated operating income	92	2,271	839	3,223
Marketing and advertising expenses	(2,605)	(3,572)	(4,849)	(5,546)
General and administrative costs	(6,411)	(7,339)	(13,531)	(14,592)
Depreciation and amortization expenses	(3,383)	(3,130)	(6,510)	(6,727)
Pre-opening costs	(113)	(142)	(522)	(143)
Interest expense, net	(298)	(415)	(584)	(931)
Other income (expense)	13	3	28	37
Income from continuing operations before income tax expense	$9,899	$10,559	$23,446	$23,217

Capital expenditures:
Company-owned steakhouse restaurants	$2,284	$2,347	$4,889	$4,188
Company-owned fish market restaurants	335	405	572	886
Corporate assets	413	660	901	663
Total capital expenditures	$3,032	$3,412	$6,362	$5,737

	June 29,	December 29,
	2014	2013

Total assets:
Company-owned steakhouse restaurants	$147,806	$146,584
Company-owned fish market restaurants	28,629	30,451
Franchise operations	1,621	2,253
Corporate assets - unallocated	11,806	19,211
Deferred income taxes - unallocated	27,744	29,582
Total assets	$217,606	$228,081

(6) Stock-Based Employee Compensation

Under the Amended and Restated 2005 Equity Incentive Plan, at June 29, 2014, there were 460,236 shares of common stock issuable upon exercise of currently outstanding options, 805,473 currently outstanding restricted stock awards and 2,707,504 shares available for future grants, which reflects the two million share increase in the number of shares of common stock covered by the 2005 Long-Term Equity Incentive Plan that was approved at the 2013 annual meeting of stockholders. During the first twenty-six weeks of fiscal year 2014, the Company issued 251,794 restricted stock awards to directors, officers and other employees of the Company. Of the 251,794 restricted stock awards issued during the first twenty-six weeks of fiscal year 2014, 125,862 shares will vest pro rata over three annual service periods through March 11, 2017 and 125,932 will vest upon completion of a two-year service period ending on March, 11, 2016. Total stock compensation expense recognized during the second quarters of fiscal years 2014 and 2013 was $789 thousand and $704 thousand, respectively. Total stock compensation expense recognized during the first twenty-six weeks of fiscal years 2014 and 2013 was $1.3 million and $1.4 million, respectively.

 (7) Income Taxes

A reconciliation of the U.S. statutory tax rate to the effective tax rate applicable to continuing operations for the first twenty-six weeks of fiscal years 2014 and 2013 follows:

	26 Weeks Ended
	June 29,	June 30,
	2014	2013

Income tax expense at statutory rates	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.5%	4.5%
Employment tax credits	-9.1%	-10.4%
Prior year state credits	-0.6%	-2.6%
Other	1.4%	1.4%
Effective tax rate	31.2%	27.9%

Income tax expense (benefit) is allocated to discontinued operations based on the marginal tax impact of discontinued operations. The Company’s effective tax rate for combined income from continuing operations and discontinued operations was 30.9% and 26.9% for the first twenty-six weeks of fiscal years 2014 and 2013, respectively.

During the second quarter of fiscal year 2013, the Company recognized a state income tax benefit for employment-related tax credits aggregating $1.0 million based on qualified employee wages during the years 2006 through 2012. These prior year state tax credits resulted in a discrete $600 thousand reduction (net of federal and state tax consequences) in income tax expense. Approximately half of the benefit will be realized on a carryback basis by amending prior year state income tax returns and management expects that the remainder of the benefit will be realized on a carryforward basis. Pursuant to state legislation enacted in July 2013, restaurant companies will not be able to claim credits for employees hired after January 1, 2014 and the carryforward period for existing credits is limited to ten years.

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

Discontinued operations consist of the following (in thousands):

	13 Weeks Ended		26 Weeks Ended

	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013

Revenues	$-	$1,322	$1,208	$3,514

Loss before income taxes	$(257)	$(235)	$(641)	$(2,126)

Loss from discontinued operations, net of income taxes	$(149)	$(148)	$(362)	$(1,305)

The Company accounts for the exit costs in accordance with the provisions of “Exit or Disposal Cost Obligations,” FASB ASC Topic 420, which requires that such costs be expensed in the periods when such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying condensed consolidated statements of income. In August 2005, the Company ceased operations at its location near the United Nations in Manhattan. The Company has remaining lease commitments of $600 thousand per fiscal year through September 2016. The Company entered into a sublease agreement in April 2011 in order to recover some of the amounts due under the remaining lease term. As of December 30, 2012, the Company had recorded a contingent lease liability of $0.8 million related to this property which was recorded net of anticipated sublease income. In March 2013, the subtenant vacated the property. The Company has commenced legal proceedings to recover all amounts due from the subtenant. The resulting re-measurement of the lease liability included (a) the write-off of the anticipated sublease income and (b) the write-off of past due rent and utility amounts owed by the subtenant. The discontinued operations loss before income taxes for the first twenty-six weeks of fiscal year 2013 includes a loss applicable to the location near the United Nations in Manhattan of $1.8 million (of which $1.7 million was recorded in the first quarter). The discontinued operations loss before income taxes for the first twenty-six weeks of fiscal year 2014 includes a loss applicable to the location near the United Nations in Manhattan of $81 thousand. As of June 29, 2014, the recorded contingent lease liability was $1.5 million.

In addition to the location near the United Nations in Manhattan, discontinued operations for the interim periods of fiscal years 2014 and 2013 includes the results of two and three closed restaurants, respectively. Loss before income taxes for these closed restaurants aggregated $222 thousand and $156 thousand during the second quarters of fiscal years 2014 and 2013, respectively. Loss before income taxes for these closed restaurants aggregated $561 thousand and $301 thousand during the first twenty-six weeks of fiscal years 2014 and 2013, respectively. Due to an expiring lease term, the Company closed the Company-owned Ruth’s Chris Steak House in Kansas City, MO in March 2014 after seventeen years of operation. Due to local market conditions and disappointing financial results, the Company negotiated an early termination of the Stamford, CT Mitchell’s Fish Market facility lease and closed the Stamford restaurant in March 2014. Due to an expiring lease term, the Company closed the Company-owned Ruth’s Chris Steak House restaurant in Phoenix, AZ in March 2013 after twenty-seven years of operation. The results of operations for closed locations for all periods prior to closings have been reclassified and are now included in discontinued operations in the accompanying condensed consolidated statements of income.

 (9) Earnings Per Share

 The following table sets forth the computation of earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended		26 Weeks Ended

	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013

Income from continuing operations	$7,053	$7,915	$16,130	$16,732
Loss from discontinued operations, net of income taxes	(149)	(148)	(362)	(1,305)
Net income	$6,904	$7,767	$15,768	$15,427
Shares:
Weighted average number of common shares outstanding - basic	35,122,131	34,660,149	35,108,391	34,554,692
Weighted average number of common shares outstanding - diluted	35,587,975	35,681,077	35,703,436	35,585,807

Basic earnings per common share:
Continuing operations	$0.21	$0.22	$0.46	$0.49
Discontinued operations	(0.01)	-	(0.01)	(0.04)
Basic earnings per common share	$0.20	$0.22	$0.45	$0.45

Diluted earnings per common share:
Continuing operations	$0.20	$0.22	$0.45	$0.47
Discontinued operations	(0.01)	-	(0.01)	(0.04)
Diluted earnings per common share	$0.19	$0.22	$0.44	$0.43

Diluted earnings per share for the second quarters of fiscal years 2014 and 2013 excludes stock options and restricted shares of 152,722 and 307,232 respectively, which were outstanding during the period but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for second quarters of fiscal years 2014 and 2013 were $18.70 per share and $18.66 per share, respectively. Diluted earnings per share for the first twenty-six weeks of fiscal years 2014 and 2013 excludes stock options and restricted shares of 145,634 and 318,732 respectively, which were outstanding during the period but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for first twenty-six weeks of fiscal years 2014 and 2013 were $18.69 per share and $18.34 per share, respectively.

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

The Company is subject to unclaimed or abandoned property (escheat) laws which require the Company to turn over to certain state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. The Company is subject to audit by individual U.S. states with regard to its escheatment practices. During fiscal year 2012, the Company agreed to pay $2.5 million to settle certain potential liabilities pertaining to unclaimed property returns which had not been filed timely, which was paid during the first quarter of fiscal year 2013. During fiscal year 2014, management expects to enter into settlement discussions with other states in an effort to settle potential liabilities pertaining to unclaimed property returns which have not been filed timely. Management does not expect the settlement of these potential liabilities to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

The Company sells a considerable number of gift cards, which are issued and administered by a third party gift card issuer and service provider, consistent with common retail industry practice. Gift card breakage revenue is recognized using the redemption method of accounting and all gift cards presented by customers are honored even when breakage revenue has previously been recognized. The third party gift card issuer and service provider, as well as a number of other restaurant companies, retailers and gift card issuers, were named as defendants in an action filed under seal in June 2013 by William French on behalf of the State of Delaware in the Superior Court of Delaware in and for New Castle County alleging violations of Delaware law. The filing was unsealed in March 2014. The complaint alleges that approximately $30 million with respect to unused gift cards should be escheated by the Company to the State of Delaware and seeks interest and penalties, attorneys’ fees and costs, and an injunction against alleged future violations of Delaware’s unclaimed property laws. The Company has not yet been served with the complaint. The Company believes that it is in compliance with Delaware’s unclaimed property laws and intends to defend its position vigorously if served. To protect its interests, the Company has joined in a notice to remove the case to federal district court, which was filed in May 2014, and a motion to dismiss filed by all defendants in June 2014.

The Company currently buys a majority of its beef from two suppliers. Although there are a limited number of beef suppliers, management believes that other suppliers could provide similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely.

(11) Restaurant Acquisition

In February 2014, the Company acquired the Austin, TX Ruth's Chris Steak House restaurant and franchise rights from the franchisee owner for $2.8 million in cash. The acquisition price was preliminarily allocated as follows: goodwill $2.2 million; property and equipment $259 thousand; and other assets $368 thousand. Allocation of the purchase price for the acquisition was based on estimates of the fair value of the net assets acquired. The revenues and expenses of the acquired restaurant are included in the consolidated statement of income from the date of the acquisition. Pro forma disclosures of the results of operations are not required, as the acquisition is not considered material business combination as outlined in FASB ASC 805 “Business Combinations.”

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

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us,” or “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries. Ruth’s Hospitality Group, Inc. is a Delaware corporation formerly known as Ruth’s Chris Steak House, Inc., and was founded in 1965.

Overview

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. and its subsidiaries (the Company) operate Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse restaurants and sell franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular location designated in a franchise agreement. As of June 29, 2014, there were 161 restaurants in operation, including 140 Ruth’s Chris Steak House restaurants (of which 64 were Company-owned, 75 were franchisee-owned, and one location was operating under a management agreement), eighteen Mitchell’s Fish Markets and three Cameron’s Steakhouse restaurants. The Mitchell’s Fish Market and Cameron’s Steakhouse restaurants are entirely Company-owned and located primarily in the Midwest and Florida.

All Company-owned restaurants are located in the United States. The franchisee-owned restaurants include eighteen international franchisee-owned restaurants in Aruba, Canada, China (Hong Kong and Shanghai), El Salvador, Japan, Mexico, Singapore, Taiwan and the United Arab Emirates. In January 2014, we opened a new Ruth’s Chris Steak House restaurant in Denver, CO and in February 2014, we acquired the franchisee-owned restaurant located in Austin, TX. We are currently targeting to open four additional new Company-owned Ruth’s Chris Steak House restaurants by April 2015 – one each in Dallas, TX, Gaithersburg, MD, Los Angeles, CA and St. Petersburg, FL. A new franchisee-owned restaurant opened in Boise, ID in February 2014. We expect that franchisees will open two additional new restaurants during 2014. Due to an expiring lease term, we closed the Ruth’s Chris Steak House in Kansas City, MO in March 2014 after seventeen years of operation. Kansas City will remain one of the areas that we will evaluate for opportunities for future Ruth's Chris Steak House restaurants. Due to local market conditions and disappointing financial results, we negotiated an early termination of the Stamford, CT Mitchell’s Fish Market facility lease and closed the Stamford restaurant in March 2014.

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

	13 Weeks Ended		26 Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
Revenues:
Restaurant sales	95.1%	93.4%	95.1%	94.6%
Franchise income	3.7%	3.6%	3.7%	3.5%
Other operating income	1.2%	3.0%	1.2%	1.9%
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	31.9%	30.3%	31.7%	30.8%
Restaurant operating expenses (percentage of restaurant sales)	50.2%	50.0%	49.0%	48.8%
Marketing and advertising	2.5%	3.6%	2.3%	2.7%
General and administrative costs	6.2%	7.3%	6.4%	7.1%
Depreciation and amortization expenses	3.3%	3.1%	3.1%	3.3%
Pre-opening costs	0.1%	0.1%	0.2%	0.1%
Total costs and expenses	90.1%	89.1%	88.7%	88.3%
Operating income	9.9%	10.9%	11.3%	11.7%

Other income (expense):
Interest expense, net	(0.3% )	(0.4% )	(0.3% )	(0.5% )
Other	0.0%	0.0%	0.0%	0.0%
Income from continuing operations before income tax expense	9.6%	10.5%	11.0%	11.2%

Income tax expense	2.8%	2.6%	3.4%	3.1%
Income from continuing operations	6.8%	7.9%	7.6%	8.1%
Income (loss) from discontinued operations, net of income taxes	(0.1% )	(0.1% )	(0.2% )	(0.6% )
Net income	6.7%	7.8%	7.4%	7.5%

Second Quarter Ended June 29, 2014 (13 Weeks) Compared to Second Quarter Ended June 30, 2013 (13 Weeks)

Overview. Operating income for the second quarter of fiscal year 2014 decreased from the second quarter of fiscal year 2013 by $787 thousand to $10.2 million. Operating income for the second quarter of fiscal year 2014 was favorably impacted by a $4.1 million increase in restaurant sales, which was offset by a $2.7 million increase in food and beverage costs and a $2.2 million increase in restaurant operating expenses. Higher restaurant sales were attributable both to an increase in the number of customers as measured by an increase in entrées and an increase in average check. Reported other operating income decreased from the second quarter of fiscal year 2013 by $1.7 million due to the change in accounting for gift card breakage income. Income from continuing operations decreased from the second quarter of fiscal year 2013 by $862 thousand to $7.1 million. Net income for the second quarter of fiscal year 2014 decreased from the second quarter of fiscal year 2013 by $863 thousand to $6.9 million.

Segment Profits. Segment profitability information is presented in Note 5 to the financial statements. Not all operating expenses are allocated to operating segments. The Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse restaurant concepts in North America are managed as operating segments. The concepts operate within the full-service dining industry, providing similar products to similar customers. For financial reporting purposes, the Ruth’s Chris Steak House and Cameron’s Steakhouse restaurants are both included in the Company-owned steakhouse restaurant segment. The Company-owned fish market restaurant segment consists entirely of Mitchell’s Fish Market restaurants. The franchise operations are also considered to be a separate operating segment. No operating costs are allocated to the franchise segment. Segment profits for the second quarter of fiscal year 2014 for the Company-owned steakhouse restaurant segment decreased by $266 thousand to $16.8 million from the second quarter of fiscal year 2013. The decrease was driven by a $4.5 million increase in operating expenses which exceeded the $4.3 million increase in segment revenue. Segment profits for the second quarter of fiscal year 2014 for the Company-owned fish market restaurant segment decreased by $173 thousand to $2.0 million from the second quarter of fiscal year 2013 due to a $90 thousand decrease in revenues and an $83 thousand increase in segment operating expenses. The $160 thousand increase in franchise operations segment profitability is attributable to four new locations opened subsequent to March 2013 and an increase in comparable franchisee-owned restaurant sales.

Restaurant Sales. Restaurant sales increased by $4.1 million, or 4.3%, to $97.9 million in the second quarter of fiscal year 2014 from the second quarter of fiscal year 2013. The increase was attributable to a $1.9 million increase in Company-owned comparable sales and $2.2 million in restaurant sales from new and relocated restaurants. Excluding discontinued operations, total operating weeks for all brands during the second quarter of fiscal year 2014 increased to 1,105 from 1,079 in the second quarter of fiscal year 2013. Company-owned comparable restaurant sales for Ruth’s Chris Steak House increased 2.8%, driven by an entrée increase of 2.3% and an average check increase of 0.4%. Company-owned comparable restaurant sales at Mitchell’s Fish Market decreased 0.7%, driven by an entrée decrease of 3.1% and an average check increase of 2.5%

Franchise Income. Franchise income increased $160 thousand, or 4.4%, to $3.8 million in the second quarter of fiscal year 2014 from the second quarter of fiscal year 2013. The increase was driven primarily by four additional locations which opened subsequent to March 2013. Comparable franchisee-owned restaurant sales increased 1.3%, which included a 1.5% increase in domestic comparable franchisee-owned restaurant sales and a 0.4% increase in international comparable franchisee-owned restaurant sales.

Other Operating Income. Other operating income decreased $1.7 million to $1.3 million in the second quarter of fiscal year 2014 from the second quarter of fiscal year 2013. Other operating income includes gift card breakage revenue, our share of income from a managed restaurant and miscellaneous restaurant income. The decrease in the second quarter of fiscal year 2014 was primarily attributable to a $1.7 million decrease in reported gift card breakage revenue. Prior to the fourth quarter of fiscal year 2013, we recognized breakage revenue using the delayed method of accounting. At the end of the fourth quarter of fiscal year 2013, we elected to change our policy for recognizing gift card breakage revenue by changing from the delayed method to the preferable redemption method of accounting. While the change in accounting method is not expected to have a material impact on reported gift card breakage income for fiscal year 2014 as a whole, the accounting change did cause a reduction in reported gift card breakage income for the second quarter of fiscal year 2014 compared to the second quarter of fiscal year 2013. Had we used the redemption method for fiscal year 2013 financial reporting, gift card breakage income would have been $632 thousand for the second quarter of fiscal year 2013, which is a $1.7 million decrease from the $2.3 million reported under the delayed method included in our consolidated condensed statement of income for the second quarter of fiscal year 2013.

Food and Beverage Costs. Food and beverage costs increased $2.7 million, or 9.6%, to $31.2 million in the second quarter of fiscal year 2014 from the second quarter of fiscal year 2013. As a percentage of restaurant sales, food and beverage costs increased to 31.9% in the second quarter of fiscal year 2014 from 30.3% in the second quarter of fiscal year 2013. The increase in food and beverage costs as a percentage of restaurant sales was because food and beverage costs increased proportionately more than restaurant revenues. This increase in food and beverage costs as a percentage of restaurant sales was primarily due to an 8% increase in beef costs and a 13% increase in seafood costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $2.2 million, or 4.7%, to $49.1 million in the second quarter of fiscal year 2014 from the second quarter of fiscal year 2013. Restaurant operating expenses, as a percentage of restaurant sales, increased to 50.2% in the second quarter of fiscal year 2014 from 50.0% in the second quarter of fiscal year 2013. The increase in restaurant operating expenses as a percentage of restaurant sales was due to restaurant operating expenses increasing proportionately more than restaurant revenues. The increase in restaurant operating costs was primarily attributable to increased occupancy costs.

Marketing and Advertising. Marketing and advertising expenses decreased $967 thousand to $2.6 million in the second quarter of fiscal year 2014 from the second quarter of fiscal year 2013. The decrease in marketing and advertising expenses was attributable to a shift in the timing of television spending.

General and Administrative Costs. General and administrative costs decreased $928 thousand to $6.4 million in the second quarter of fiscal year 2014 from the second quarter of fiscal year 2013. The decrease in general and administrative costs was primarily attributable to a decrease in incentive and performance-based compensation.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $253 thousand to $3.4 million in the second quarter of fiscal year 2014 from the second quarter of fiscal year 2013 primarily due to depreciation expense on asset acquisitions made subsequent to June 2013.

Interest Expense. Interest expense decreased $117 thousand to $298 thousand in the second quarter of fiscal year 2014 from the second quarter of fiscal year 2013. The decrease in expense was primarily due to a lower average debt balance in the second quarter of fiscal year 2014.

Income Tax Expense. During the second quarter of fiscal year 2014, we recognized income tax expense of $2.8 million. During the second quarter of fiscal year 2013, we recognized income tax expense of $2.6 million. The effective tax rate, including the impact of discrete items, increased to 28.8% for the second quarter of fiscal year 2014 compared to 25.0% for the second quarter of fiscal year 2013. During the second quarter of fiscal year 2013, we recognized a state income tax benefit for employment-related tax credits aggregating $1.0 million generated during the years 2006 through 2012. These prior year state tax credits resulted in a discrete $600 thousand reduction (net of federal and state tax consequences) in income tax expense for the second quarter of fiscal year 2013

Income from Continuing Operations. Income from continuing operations of $7.1 million in the second quarter of fiscal year 2014 decreased by $862 thousand compared to the second quarter of fiscal year 2013 due to the factors noted above.

Loss from Discontinued Operations, net of income taxes. Loss from discontinued operations, net of income taxes, for the second quarter of fiscal year 2014 was $149 thousand and $148 thousand for the second quarter of fiscal year 2013.

Net Income. Net income of $6.9 million in the second quarter of fiscal year 2014 decreased by $863 thousand compared to $7.8 million in the second quarter of fiscal year 2013. The decrease was largely attributable to the factors noted above.

Twenty-six Weeks Ended June 29, 2014 Compared to Twenty-six Weeks Ended June 30, 2013

Overview. Operating income for the first twenty-six weeks of fiscal year 2014 decreased from the first twenty-six weeks of fiscal year 2013 by $109 thousand to $24.0 million. Operating income for the first twenty-six weeks of fiscal year 2014 was favorably impacted by a $7.0 million increase in restaurant sales, which was offset by a $4.1 million increase in food and beverage costs and a $3.9 million increase in restaurant operating expenses. Higher restaurant sales were attributable both to an increase in the number of customers as measured by an increase in entrées and an increase in average check. Reported other operating income decreased from the first twenty-six weeks of fiscal year 2013 by $1.3 million due to the change in accounting for gift card breakage income. Income from continuing operations decreased from the first twenty-six weeks of fiscal year 2013 by $602 thousand to $16.1 million. Net income for the first twenty-six weeks of fiscal year 2013 was adversely impacted by the $1.3 million after-tax loss from discontinued operations. The loss from discontinued operations for the first twenty-six months of fiscal year 2013 was largely attributable to re-measurement of lease exit costs. Net income for the first twenty-six weeks of fiscal year 2014 increased from first twenty-six weeks of fiscal year 2013 by $341 thousand to $15.8 million.

Segment Profits. Segment profits for the first twenty-six weeks of fiscal year 2014 for the Company-owned steakhouse restaurant segment increased by $759 thousand to $37.3 million from the first twenty-six weeks of fiscal year 2013. The increase was driven by a $7.9 million increase in revenues which exceeded the increase in segment operating expenses. Segment profits for the first twenty-six weeks of fiscal year 2014 for the Company-owned fish market restaurant segment decreased by $612 thousand to $3.4 million from the first twenty-six weeks of fiscal year 2013 due to a $794 thousand decrease in revenues which was partially offset by the decrease in segment operating expenses. The $532 thousand increase in franchise operations segment profitability is attributable to four new locations opened subsequent to June 2013 and an increase in comparable franchisee-owned restaurant sales.

Restaurant Sales. Restaurant sales increased by $7.0 million, or 3.6%, to $202.3 million in the first twenty-six weeks of fiscal year 2014 from the first twenty-six weeks of fiscal year 2013. The increase was attributable to a $3.1 million increase in Company-owned comparable sales and $3.9 million in restaurant sales from new and relocated restaurants. Excluding discontinued operations, total operating weeks for all brands during the first twenty-six weeks of fiscal year 2014 increased to 2,200 from 2,158 in the first twenty-six weeks of fiscal year 2013. Company-owned comparable restaurant sales for Ruth’s Chris Steak House increased 2.7%, driven by an entrée increase of 2.2% and an average check increase of 0.4%. Company-owned comparable restaurant sales at Mitchell’s Fish Market decreased 2.5%, driven by an entrée decrease of 6.1% and an average check increase of 3.9%.

Franchise Income. Franchise income increased $532 thousand, or 7.3%, to $7.8 million in the first twenty-six weeks of fiscal year 2014 from the first twenty-six weeks of fiscal year 2013. The increase was driven primarily by four additional locations which opened subsequent to June 2013. Comparable franchisee-owned restaurant sales increased 1.1%, which included a 1.3% increase in domestic comparable franchisee-owned restaurant sales and a 0.3% increase in international comparable franchisee-owned restaurant sales.

Other Operating Income. Other operating income decreased $1.3 million to $2.6 million in the first twenty-six weeks of fiscal year 2014 from the first twenty-six weeks of fiscal year 2013. Other operating income includes gift card breakage revenue, our share of income from a managed restaurant and miscellaneous restaurant income. Gift card breakage income was $1.4 million during the first twenty-six weeks of fiscal year 2014 compared with $2.7 million during the first twenty-six weeks of fiscal year 2013. Prior to the fourth quarter of fiscal year 2013, we recognized breakage revenue using the delayed method of accounting. At the end of the fourth quarter of fiscal year 2013, we elected to change our policy for recognizing gift card breakage revenue by changing from the delayed method to the preferable redemption method of accounting. While the change in accounting method is not expected to have a material impact on our reported gift card breakage income for fiscal year 2014 as a whole, the accounting change did cause a reduction in reported gift card breakage income for the first twenty-six weeks of fiscal year 2014 compared to the first twenty-six weeks of fiscal year 2013. Had we used the redemption method for fiscal year 2013 financial reporting, gift card breakage income for the first twenty-six weeks of fiscal year 2013 would have been $1.6 million, which is a $1.1 million decrease from the $2.7 million reported under the delayed method included in our consolidated condensed statement of income for the first twenty-six weeks of fiscal year 2013.

Food and Beverage Costs. Food and beverage costs increased $4.1 million, or 6.8%, to $64.1 million in the first twenty-six weeks of fiscal year 2014 from the first twenty-six weeks of fiscal year 2013. As a percentage of restaurant sales, food and beverage costs increased to 31.7% in the first twenty-six weeks of fiscal year 2014 from 30.8% in the first twenty-six weeks of fiscal year 2013. The increase in food and beverage costs as a percentage of restaurant sales was because food and beverage costs increased proportionately more than restaurant revenues. This increase in food and beverage costs as a percentage of restaurant sales was primarily due to a 6% increase in beef costs and an 11% increase in seafood costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $3.9 million, or 4.1%, to $99.2 million in the first twenty-six weeks of fiscal year 2014 from the first twenty-six weeks of fiscal year 2013. Restaurant operating expenses, as a percentage of restaurant sales, increased to 49.0% in the first twenty-six weeks of fiscal year 2014 from 48.8% in the first twenty-six weeks of fiscal year 2013. The increase in restaurant operating expenses as a percentage of restaurant sales was due to restaurant operating expenses increasing proportionately more than restaurant revenues. The increase in restaurant operating costs was primarily attributable to a $1.6 million increase in variable employee benefits costs, a $1.4 million increase in variable operating costs and an $884 thousand increase in occupancy costs.

Marketing and Advertising. Marketing and advertising expenses decreased $697 thousand to $4.8 million in the first twenty-six weeks of fiscal year 2014 from the first twenty-six weeks of fiscal year 2013. The decrease in marketing and advertising expenses in the first twenty-six weeks of fiscal year 2014 was attributable to a shift in the timing of television spending.

General and Administrative Costs. General and administrative costs decreased $1.1 million to $13.5 million in the first twenty-six weeks of fiscal year 2014 from the first twenty-six weeks of fiscal year 2013. The decrease in general and administrative costs was primarily attributable to a decrease in incentive and performance-based compensation.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased $217 thousand to $6.5 million in the first twenty-six weeks of fiscal year 2014 from the first twenty-six weeks of fiscal year 2013 due to certain property and equipment becoming fully depreciated.

Pre-opening costs. Pre-opening costs were $522 thousand in the first twenty-six weeks of fiscal year 2014 primarily due to the opening of the Denver, CO Ruth’s Chris Steak House Restaurant.

Interest Expense. Interest expense decreased $347 thousand to $584 thousand in the first twenty-six weeks of fiscal year 2014 from the first twenty-six weeks of fiscal year 2013. The decrease in expense was primarily due to a lower average debt balance in the first twenty-six weeks of fiscal year 2014.

Income Tax Expense. During the first twenty-six weeks of fiscal year 2014, we recognized income tax expense of $7.3 million. During the first twenty-six weeks of fiscal year 2013, we recognized income tax expense of $6.5 million. The effective tax rate, including the impact of discrete items, increased to 31.2% for the first twenty-six weeks of fiscal year 2014 compared to 27.9% for the first twenty-six weeks of fiscal year 2013. The effective tax rate increased in part because fiscal year 2014 federal employment credits as a percentage of income before taxes was 9.1% during the first twenty-six weeks of fiscal year 2014 compared with 10.4% during the first twenty-six weeks of fiscal year 2013. Additionally, income tax expense for the first twenty-six weeks of fiscal year 2014 was impacted by $33 thousand of unfavorable discrete items compared with the $632 thousand favorable impact of discrete items recognized during the first twenty-six weeks of fiscal year 2013. The discrete items recognized during the first twenty-six weeks of fiscal year 2013 include a state income tax benefit for employment-related tax credits aggregating $1.0 million which were generated during the years 2006 through 2012. These prior year state tax credits resulted in a discrete $600 thousand reduction (net of federal and state tax consequences) in income tax expense and lowered the effective income tax rate by 260 basis points for the first twenty-six weeks of fiscal year 2013.

Discrete items and other unexpected changes impacting tax financial accounting tax expense may cause the effective tax rate for fiscal year 2014 to differ from the effective tax rate for the first twenty-six weeks.

Income from Continuing Operations. Income from continuing operations of $16.1 million in the first twenty-six weeks of fiscal year 2014 decreased by $602 thousand compared to the first twenty-six weeks of fiscal year 2013 due to the factors noted above.

Loss from Discontinued Operations, net of income taxes. Loss from discontinued operations, net of income taxes, for the first twenty-six weeks of fiscal year 2014 was $362 thousand. The loss was primarily attributable to two recently closed restaurants. Loss from discontinued operations, net of income taxes, for the first twenty-six weeks of fiscal year 2013 was $1.3 million. The loss includes a $1.1 million loss, net of income tax benefit, attributable to property we lease near the United Nations in Manhattan. We recognized the fiscal year 2013 loss as a consequence of the re-measurement of our lease exit costs due to the subtenant abandoning the property subleased from us.

Net Income. Net income of $15.8 million in the first twenty-six weeks of fiscal year 2014 increased by $341 thousand compared to $15.4 million in the first twenty-six weeks of fiscal year 2013. The increase was largely attributable to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal sources of cash during the first twenty-six weeks of fiscal year 2014 were net cash provided by operating activities and borrowings under our $100 million senior credit facility. Our principal uses of cash during the first twenty-six weeks of fiscal year 2014 were for capital expenditures, debt repayments, common stock repurchases and dividend payments. Capital expenditures included the February 2014 acquisition of the Austin, TX Ruth’s Chris Steak House from a franchisee.

In May 2013, we announced that our Board of Directors approved a common stock repurchase program. Under the program, we may from time to time purchase up to $30 million of our outstanding common stock. The share repurchases will be made at our discretion in the open market or in negotiated transactions depending on share price, market conditions or other factors. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares. No shares were repurchased during fiscal year 2013. During the first twenty-six weeks of fiscal year 2014, 541,190 shares were repurchased at an aggregate cost of $6.7 million or an average cost of $12.45 per share. All repurchased shares were retired and cancelled.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. We paid a quarterly cash dividend of $0.05 per share, or $1.8 million in the aggregate, during each of the first and second quarters of fiscal year 2014. On August 1, 2014, we announced that our Board of Directors declared a quarterly cash dividend of $0.05 per share, or $1.8 million in the aggregate, to be paid on August 28, 2014 to common and restricted stockholders of record as of the close of business on August 14, 2014. Future dividends will be subject to the approval of our Board of Directors.

We have increased the borrowing under our senior credit facility by $3.0 million since the end of fiscal year 2013. As of June 29, 2014, we had an aggregate of $22.0 million of outstanding indebtedness under our senior credit facility at a weighted average interest rate of 3.26% with approximately $73.9 million of borrowings available, net of outstanding letters of credit of approximately $4.1 million. The 3.26% weighted average interest rate includes a 2.19% interest rate on outstanding indebtedness, plus fees on our unused borrowing capacity and outstanding letters of credit. We amended our senior credit agreement in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchases of common and preferred stock. As a result of the amendment, we are permitted to make up to $100 million in junior stock payments; $14.6 million of such payments had been made as of June 29, 2014. As of June 29, 2014, we were in compliance with all the covenants under our senior credit facility.

We anticipate capital expenditures for fiscal year 2014 as a whole will aggregate approximately $20 million to $22 million. We believe that our borrowing ability under our senior credit facility coupled with our anticipated cash flow from operations should provide us with adequate liquidity in fiscal year 2014.

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	26 Weeks Ended
	June 29,	June 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$9,744	$9,455
Investing activities	(9,162)	(4,633)
Financing activities	(7,956)	(7,201)
Net decrease in cash and cash equivalents	$(7,374)	$(2,379)

Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising and general and administrative costs. Operating activities provided cash flow during the first twenty-six weeks of both fiscal years 2014 and 2013 because operating revenues exceeded cash-based expenses. Cash provided by operating activities increased to $9.7 million in the first twenty-six weeks of fiscal year 2014 from $9.5 million in the first twenty-six weeks of fiscal year 2013 primarily due to an increase in cash flow from restaurant operations, partially offset by a $2.5 million payment to settle certain liabilities pertaining to unclaimed property in the first quarter of fiscal year 2013.

Cash used in investing activities during first twenty-six weeks of fiscal year 2014 was attributable to $3.5 million for restaurant remodel projects, $2.9 million for leasehold improvements at new restaurants and $2.8 million for the acquisition of the Austin, TX Ruth’s Chris Steak House Restaurant from the owner franchisee.

Financing activities used cash in both periods. During the first twenty-six weeks of fiscal year 2014 we: increased the debt outstanding under our senior credit facility by $3.0 million; used $6.7 million to repurchase common stock; paid $2.2 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options; and paid dividends of $3.6 million. We paid $2.2 million in taxes in connection with the vesting of restricted stock and the exercise of stock options because some recipients elected to satisfy their individual minimum tax withholding obligations by having us withhold a number of vested shares of restricted stock and/or a number of shares otherwise issuable pursuant to stock options, in each case in an amount having a value on the date of vesting or exercise equal to a recipient’s required federal and state withholding taxes.

Off-Balance Sheet Arrangements

As of June 29, 2014, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first twenty-six weeks of fiscal year 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At June 29, 2014, the Company had $22.0 million of variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Ceteris paribus, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2014 of approximately $220 thousand.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first twenty-six weeks of fiscal years 2014 and 2013, franchise income attributable to international locations was $1.6 million and $1.5 million, respectively.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs onto its guests through price increases, the Company’s results of operations would be adversely affected. The Company has negotiated set pricing for approximately 58% of its beef requirements for the remainder of fiscal year 2014. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. Ceteris paribus, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $4.0 million to $5.0 million for fiscal year 2014.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 29, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2014 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended June 29, 2014, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We sell a considerable number of gift cards, which are issued and administered by a third party gift card issuer and service provider, consistent with common retail industry practice. Gift card breakage revenue is recognized using the redemption method of accounting and all gift cards presented by customers are honored even when breakage revenue has previously been recognized. The third party gift card issuer and service provider, as well as a number of other restaurant companies, retailers and gift card issuers, were named as defendants in an action filed under seal in June 2013 by William French on behalf of the State of Delaware in the Superior Court of Delaware in and for New Castle County alleging violations of Delaware law. The filing was unsealed in March 2014. The complaint alleges that approximately $30 million with respect to unused gift cards should be escheated by us to the State of Delaware and seeks interest and penalties, attorneys’ fees and costs, and an injunction against alleged future violations of Delaware’s unclaimed property laws. We have not yet been served with the complaint. We believe that we are in compliance with Delaware’s unclaimed property laws and intend to defend our position vigorously if served. To protect our interests, we have joined in a notice to remove the case to federal district court, which was filed in May 2014, and a motion to dismiss filed by all defendants in June 2014.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013. The impact of circumstances and events described in such risk factors could result in significant adverse effects on our financial position, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the fiscal quarter ended June 29, 2014 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publically Announced Program	Maximum Dollar Value that May Yet be Purchased under the Program (1) – Amounts in thousands

March 31, 2014 to May 4, 2014	—	—	—	$26,852
May 5, 2014 to June 1, 2014	—	—	—	$26,852
June 2, 2014 to June 29, 2014	291,590	$12.32	291,590	$23,260
Totals for the fiscal quarter	291,590	$12.32	291,590	$23,260

(1) On May 3, 2013, we announced that our Board of Directors approved the repurchase of up to $30 million of our outstanding common stock. The share repurchases may be made at our discretion in the open market or in negotiated transactions depending on share price, market conditions or other factors. Our stock repurchase activities are conducted in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares and the program may be extended, modified, suspended or discontinued at any time. No shares were repurchased during fiscal year 2013. During the fiscal quarter ended March 30, 2014, 249,600 shares were repurchased via open market transactions at an aggregate cash cost of $3.1 million. During the fiscal quarter ended June 29, 2014, 291,590 shares were repurchased via open market transactions at an aggregate cash cost of $3.6 million. The repurchased shares were cancelled. As of June 29, 2014, $23.3 million remained available for further purchases under this program. The program has no fixed termination date.

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

Date: August 5, 2014