Form 10-Q
period 2014-09-28
Ruths Hospitality Group, Inc.
filed 2014-11-07
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2014 was 35,356,586, which includes 594,275 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	September 28,	December 29,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$3,486	$10,586
Accounts receivable, less allowance for doubtful accounts 2014 - $927; 2013 - $779	13,617	13,409
Inventory	7,506	7,913
Prepaid expenses and other	1,891	2,484
Deferred income taxes	5,628	4,598
Total current assets	32,128	38,990
Property and equipment, net of accumulated depreciation 2014 - $128,354; 2013 - $122,691	87,173	91,470
Goodwill	24,293	22,097
Franchise rights, net of accumulated amortization 2014 - $130; 2013 - $0	32,288	32,200
Trademarks	2,965	10,276
Other intangibles, net of accumulated amortization 2014 - $2,866; 2013 - $2,703	5,631	5,804
Deferred income taxes	26,421	24,984
Other assets	1,955	2,260
Total assets	$212,854	$228,081

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$9,202	$14,965
Accrued payroll	11,849	18,128
Accrued expenses	9,357	8,457
Deferred revenue	24,797	31,836
Other current liabilities	5,923	7,217
Total current liabilities	61,128	80,603
Long-term debt	30,000	19,000
Deferred rent	22,999	23,235
Other liabilities	4,310	4,590
Total liabilities	118,437	127,428
Commitments and contingencies (Note 10)	-	-
Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 34,668,049 shares issued and outstanding at September 28, 2014 34,990,170 shares issued and outstanding at December 29, 2013	347	350
Additional paid-in capital	159,778	169,107
Accumulated deficit	(65,708)	(68,804)
Treasury stock, at cost; 71,950 shares at September 28, 2014 and December 29, 2013	0	0
Total shareholders' equity	94,417	100,653
Total liabilities and shareholders' equity	$212,854	$228,081

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss) —Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended		39 Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
Revenues:
Restaurant sales	$86,865	$82,439	$287,675	$276,244
Franchise income	3,517	3,498	11,360	10,809
Other operating income	1,061	701	3,664	4,602
Total revenues	91,443	86,638	302,699	291,655

Costs and expenses:
Food and beverage costs	27,964	25,825	91,631	85,446
Restaurant operating expenses	47,855	45,426	146,233	139,884
Marketing and advertising	2,533	1,980	7,352	7,501
General and administrative costs	5,914	7,257	19,445	21,849
Depreciation and amortization expenses	3,304	3,052	9,813	9,778
Pre-opening costs	401	316	924	459
Loss on impairment	15,295	0	15,295	0
Gain on settlements	0	(2,156)	0	(2,156)
Total costs and expenses	103,266	81,700	290,693	262,761

Operating income (loss)	(11,823)	4,938	12,006	28,894

Other income (expense):
Interest expense, net	(297)	(415)	(881)	(1,346)
Other	19	(94)	47	(57)

Income (loss) from continuing operations before income tax expense	(12,101)	4,429	11,172	27,491
Income tax expense (benefit)	(4,903)	1,419	2,376	7,877
Income (loss) from continuing operations	(7,198)	3,010	8,796	19,614
Loss from discontinued operations, net of income taxes	(100)	(123)	(326)	(1,300)

Net income (loss)	(7,298)	$2,887	$8,470	$18,314

Basic earnings (loss) per common share:
Continuing operations	$(0.21)	$0.08	$0.25	$0.57
Discontinued operations	-	-	(0.01)	(0.04)
Basic earnings (loss) per share	$(0.21)	$0.08	$0.24	$0.53

Diluted earnings (loss) per common share:
Continuing operations	$(0.21)	$0.08	$0.25	$0.55
Discontinued operations	-	-	(0.01)	(0.04)
Diluted earnings (loss) per share	$(0.21)	$0.08	$0.24	$0.51

Shares used in computing net income (loss) per common share:
Basic	34,925,592	34,956,353	35,047,458	34,688,579
Diluted	34,925,592	35,795,508	35,567,738	35,729,451
Cash dividends declared per common share	$0.05	$0.04	$0.15	$0.08

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

for the Thirty-Nine Weeks Ended September 28, 2014 and September 29, 2013

(Amounts in thousands)

	Common Stock		Additional	Accumulated	Treasury Stock		Shareholders'
	Shares	Value	Paid-in Capital	Deficit	Shares	Value	Equity
Balance at December 29, 2013	34,990	$350	$169,107	$(68,804)	72	$-	$100,653

Net income	-	-	-	8,470	-	-	8,470

Cash dividends	-	-	-	(5,374)	-	-	(5,374)

Repurchase of common stock	(866)	(9)	(10,275)	-	-	-	(10,284)

Shares issued under stock compensation plan net of shares withheld for tax effects	544	5	(2,790)	-	-	-	(2,784)

Excess tax benefit from stock based compensation	-	-	1,666	-	-	-	1,666

Stock-based compensation	-	-	2,071	-	-	-	2,071
Balance at September 28, 2014	34,668	$347	$159,778	$(65,708)	72	$-	$94,417

Balance at December 30, 2012	34,434	$344	$167,404	$(87,015)	72	$-	$80,733

Net income	-	-	-	18,314	-	-	18,314

Cash dividends	-	-	-	(2,854)	-	-	(2,854)

Shares issued under stock compensation plan net of shares withheld for tax effects	540	5	(1,819)	-	-	-	(1,813)

Excess tax benefit from stock based compensation	-	-	985	-	-	-	985

Stock-based compensation	-	-	1,858	-	-	-	1,858
Balance at September 29, 2013	34,974	$349	$168,428	$(71,555)	72	$-	$97,223

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	39 Weeks Ended
	September 28,	September 29,
	2014	2013
Cash flows from operating activities:
Net income	$8,470	$18,314

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,830	9,807
Deferred income taxes	(2,467)	3,615
Non-cash interest expense	315	315
Loss on impairment	15,295	0
Amortization of below market lease	97	97
Stock-based compensation expense	2,071	1,858
Changes in operating assets and liabilities:
Accounts receivables	(208)	1,071
Inventories	501	883
Prepaid expenses and other	593	(63)
Other assets	56	233
Accounts payable and accrued expenses	(13,440)	(6,726)
Deferred revenue	(7,039)	(10,925)
Deferred rent	(237)	(1,302)
Other liabilities	(725)	1,627

Net cash provided by operating activities	13,112	18,804

Cash flows from investing activities:
Acquisition of property and equipment	(11,775)	(10,882)
Acquisition of franchise restaurant, net of cash acquired	(2,800)	0
Proceeds from sale of property and equipment	140	1,104

Net cash used in investing activities	(14,435)	(9,778)

Cash flows from financing activities:
Principal borrowings on long-term debt	25,000	6,500
Principal repayments on long-term debt	(14,000)	(14,500)
Repurchase of common stock	(10,284)	0
Tax payments from the vesting of restricted stock and option exercises	(2,948)	(1,974)
Excess tax benefits from stock compensation	1,666	985
Proceeds from exercise of stock options	163	161
Cash dividend payments	(5,374)	(2,830)

Net cash used in financing activities	(5,777)	(11,658)

Net decrease in cash and cash equivalents	(7,100)	(2,632)
Cash and cash equivalents at beginning of period	10,586	7,909
Cash and cash equivalents at end of period	$3,486	$5,277

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$492	$1,061
Income taxes	$2,070	$2,382

Noncash investing and financing activities:
Excess accrual-based acquisition of property and equipment	$1,449	$782

See accompanying notes to condensed consolidated financial statements.

  RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the Company) as of September 28, 2014 and December 29, 2013 and for the thirteen and thirty-nine week periods ended September 28, 2014 and September 29, 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The condensed consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group operates the Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular location designated in a franchise agreement. As of September 28, 2014, there were 161 restaurants in operation, including 140 Ruth’s Chris Steak House restaurants (of which 63 were Company-owned, 76 were franchisee-owned, and one location operated under a management agreement), eighteen Mitchell’s Fish Markets and three Cameron’s Steakhouse restaurants. The Mitchell’s Fish Market and Cameron’s Steakhouse restaurants are entirely Company-owned and located primarily in the Midwest and Florida.

All Company-owned restaurants are located in the United States. The franchisee-owned restaurants include nineteen international franchisee-owned restaurants in Aruba, Canada, China (Hong Kong and Shanghai), El Salvador, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. In January 2014, the Company opened a new Ruth’s Chris Steak House restaurant in Denver, CO and in February 2014, the Company acquired the franchisee-owned restaurant located in Austin, TX. New franchisee-owned restaurants opened in Boise, ID in February 2014 and in Panama City, Panama in September 2014. Due to an expiring lease term, the Company closed the Ruth’s Chris Steak House in Kansas City, MO in March 2014 after seventeen years of operation. Due to local market conditions and disappointing financial results, the Company negotiated early terminations of the facility leases for the Stamford, CT Mitchell’s Fish Market restaurant, which closed in March 2014, and the Providence, RI Ruth’s Chris Steak House restaurant, which closed in September 2014.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended September 28, 2014 and September 29, 2013 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC’s rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended September 28, 2014 and September 29, 2013 each contained thirteen weeks and are referred to herein as the third quarter of fiscal year 2014 and the third quarter of fiscal year 2013, respectively. Fiscal years 2014 and 2013 both contain 52-weeks.

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

Gift card breakage revenue recognized in the third quarters of fiscal years 2014 and 2013 was $539 thousand and $197 thousand, respectively. Gift card breakage revenue recognized in the first thirty-nine weeks of fiscal years 2014 and 2013 was $2.0 million and $2.9 million, respectively. Gift card breakage revenue is classified as a component of other operating revenue.

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

 (2) Fair Value Measurements and Impairment Loss

Fair value is defined under “Fair Value Measurements and Disclosures,” FASB ASC Topic 820 (Topic 820), as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. Topic 820 also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels of inputs are:

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

During the third quarter of fiscal year 2014, the Company reassessed its asset grouping specific to its Mitchell’s Fish Market and Cameron’s Steakhouse restaurants (the Mitchell’s Restaurants) under FASB ASC Topic 360, “Property, Plant and Equipment,” and concluded that it was appropriate to change the asset group from the individual restaurant unit to the set of Mitchell’s Restaurants. As a result of the reassessment, the Company determined that a triggering event had occurred requiring an impairment evaluation of its trademarks and long-lived assets. As a result, during the third quarter of fiscal year 2014, the Company recorded an impairment loss aggregating to $15.3 million. Specifically, the Company recorded a $7.3 million impairment loss related to trademark intangible assets and an $8.0 million impairment loss related to long-lived assets. The impairment of both the trademark intangible assets and the long-lived assets was measured based on the amount by which the carrying amount of assets exceeded fair value. Fair value was estimated based on both the market and income approaches utilizing market participant assumptions reflecting all available information as of the balance sheet date. The impairment losses are included in the loss on impairment caption in the accompanying condensed consolidated statement of income.

The non-financial assets of the Mitchell’s Restaurants measured at fair value on a non-recurring basis were as follows (amounts in thousands):

	Fair Value as of September 28, 2014	Significant Other Observable Inputs (Level 2)	Total Losses on Impairment	Valuation Method
Long-lived assets held and used	$11,213	$11,213	$7,984	Market approach

	Fair Value as of September 28, 2014	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment	Valuation Method
Trademarks	$2,847	$2,847	$7,311	Income approach

Except for the assets of the Mitchell’s Restaurants, as of September 28, 2014, the Company had no assets or liabilities measured on a recurring or nonrecurring basis subject to the disclosure requirements of Topic 820.

The following were used to estimate the fair value of each class of financial instruments:

•

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration.

•

Borrowings under the senior credit facility have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

(3) Long-term Debt

Long-term debt consists of the following (in thousands):

	September 28,	December 29,
	2014	2013
Senior Credit Facility:
Revolving credit facility	$30,000	$19,000
Less current maturities	-	-
	$30,000	$19,000

As of September 28, 2014, the Company had an aggregate of $30 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 2.93% with approximately $65.9 million of borrowings available, net of outstanding letters of credit of approximately $4.1 million. The 2.93% weighted average rate includes a 2.19% interest rate on outstanding indebtedness, plus fees on the Company’s unused borrowing capacity and outstanding letters of credit.

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

The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on the Company’s ability to enter into joint ventures, acquisitions, and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Amended and Restated Credit Agreement requires the Company to maintain a fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio of 2.50:1.00. The agreement was amended in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchase of common and preferred stock. Junior stock payments made subsequent to December 30, 2012 through the end of the agreement are limited to $100 million; $19.9 million of such payments had been made as of September 28, 2014. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default. As of September 28, 2014, the Company was in compliance with the covenants under the Amended and Restated Credit Agreement.

(4) Shareholders’ Equity

In May 2013, the Company announced that its Board of Directors approved a common stock repurchase program. Under the program, the Company may purchase up to $30 million of its outstanding common stock. The share repurchases will be made at the Company’s discretion in the open market or in negotiated transactions depending on share price, market conditions or other factors. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares. No shares were repurchased during fiscal year 2013. During the first thirty-nine weeks of fiscal year 2014, 866,410 shares were repurchased at an aggregate cost of $10.3 million or an average cost of $11.87 per share. The share repurchases were accounted for under the cost method and all repurchased shares were retired and cancelled. The excess of the purchase price over the par value of the shares was recorded as a reduction in additional paid-in capital.

The Company’s Board of Directors declared the following dividends payable to holders of common and restricted stock during the thirty-nine weeks ended September 28, 2014 and the fiscal year ended December 29, 2013 (amounts in thousands except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2014:
February 21, 2014	$0.05	March 13, 2014	$1,798	March 27, 2014
April 22, 2014	$0.05	May 15, 2014	$1,798	May 29, 2014
July 23, 2014	$0.05	August 14, 2014	$1,778	August 28, 2014

Fiscal Year 2013:
May 3, 2013	$0.04	May 16, 2013	$1,430	May 30, 2013
July 24, 2013	$0.04	August 15, 2013	$1,424	August 29, 2013
October 22, 2013	$0.04	November 14, 2013	$1,424	November 26, 2013

Subsequent to the end of the third quarter of fiscal year 2014, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.05 per common and restricted share, or $1.8 million in the aggregate, payable on December 4, 2014.

Outstanding unvested restricted stock is not included in reported common stock outstanding amounts. Restricted stock outstanding as of September 28, 2014 aggregated 624,275 shares.

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

For financial reporting purposes, the Company has determined that it has three reportable segments: Company-owned steakhouse restaurants, Company-owned fish market restaurants, and franchise operations. The Company-owned Ruth’s Chris Steak House and Cameron’s Steakhouse restaurants are both included in the Company-owned steakhouse restaurant segment. As of September 28, 2014, (i) the Company-owned steakhouse restaurant segment included 63 Ruth’s Chris Steak House restaurants, three Cameron’s Steakhouse restaurants and one Ruth’s Chris Steak House restaurant operating under a management agreement, (ii) the Company-owned fish market restaurant segment included eighteen Mitchell’s Fish Market restaurants and (iii) the franchise operations segment included franchisee-owned Ruth’s Chris Steak House restaurants. Because the operating margins of the Company-owned steakhouse restaurants, measured by segment profit as a percentage of segment revenue, have been greater than the operating margins of the Company-owned fish market restaurants, the results of those segments are reported separately. Segment profits for the Company-owned steakhouse and fish market restaurant segments equals segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse and fish market restaurant segments include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse and fish market restaurant segments include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the segments for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. Except for health care costs, the accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements; health care costs are allocated to the Company-owned steakhouse and fish market restaurant segments based on annual budgeted health care costs. Impairment losses are not included in segment profits.

As of September 28, 2014, there were 76 Ruth’s Chris Steak House franchise locations, including nineteen international locations. During the third quarters of fiscal years 2014 and 2013, franchise income attributable to international locations was $753 thousand and $657 thousand, respectively. During the first thirty-nine weeks of fiscal years 2014 and 2013, franchise income attributable to international locations was $2.3 million and $2.2 million, respectively. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment.

Segment information related to the Company’s three reportable business segments follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013

Revenues:
Company-owned steakhouse restaurants	$72,058	$67,135	$241,408	$228,573
Company-owned fish market restaurants	15,687	16,106	48,964	50,177
Franchise operations	3,517	3,498	11,360	10,809
Unallocated other revenue and revenue discounts, net	181	(101)	967	2,096
Total revenues	$91,443	$86,638	$302,699	$291,655

Segment profits:
Company-owned steakhouse restaurants	$11,259	$10,457	$48,350	$46,812
Company-owned fish market restaurants	1,156	1,271	4,594	5,321
Franchise operations	3,517	3,498	11,360	10,809
Total segment profit	15,932	15,226	64,304	62,942

Unallocated operating income (expense)	(308)	161	531	3,383
Marketing and advertising expenses	(2,533)	(1,980)	(7,352)	(7,501)
General and administrative costs	(5,914)	(7,257)	(19,445)	(21,849)
Depreciation and amortization expenses	(3,304)	(3,052)	(9,813)	(9,778)
Pre-opening costs	(401)	(316)	(924)	(459)
Loss on impairment	(15,295)	0	(15,295)	0
Gain on settlements	0	2,156	0	2,156
Interest expense, net	(297)	(415)	(881)	(1,346)
Other income (expense)	19	(94)	47	(57)
Income (loss) from continuing operations before income tax expense	$(12,101)	$4,429	$11,172	$27,491

Capital expenditures:
Company-owned steakhouse restaurants	$5,199	$3,094	$10,088	$7,826
Company-owned fish market restaurants	102	668	674	1,545
Corporate assets	112	848	1,013	1,511
Total capital expenditures	$5,413	$4,610	$11,775	$10,882

	September 28,	December 29,
	2014	2013

Total assets:
Company-owned steakhouse restaurants	$150,441	$146,584
Company-owned fish market restaurants	12,743	30,451
Franchise operations	1,531	2,253
Corporate assets - unallocated	16,090	19,211
Deferred income taxes - unallocated	32,049	29,582
Total assets	$212,854	$228,081

(6) Stock-Based Employee Compensation

Under the Amended and Restated 2005 Equity Incentive Plan, at September 28, 2014, there were 448,791 shares of common stock issuable upon exercise of currently outstanding options, 624,275 currently outstanding restricted stock awards and 2,766,896 shares available for future grants, which reflects the two million share increase in the number of shares of common stock covered by the 2005 Long-Term Equity Incentive Plan that was approved at the 2013 annual meeting of stockholders. During the first thirty-nine weeks of fiscal year 2014, the Company issued 275,794 restricted stock awards to directors, officers and other employees of the Company. Of the 275,794 restricted stock awards issued during the first thirty-nine weeks of fiscal year 2014, 125,862 shares will vest pro rata over three annual service periods through March 11, 2017, 24,000 shares will vest pro rata over three annual service periods through July 23, 2017 and 125,932 shares will vest upon completion of a two-year service period ending on March, 11, 2016. Total stock compensation expense recognized during the third quarters of fiscal years 2014 and 2013 was $748 thousand and $496 thousand, respectively. Total stock compensation expense recognized during the first thirty-nine weeks of fiscal years 2014 and 2013 was $2.1 million and $1.9 million, respectively.

 (7) Income Taxes

A reconciliation of the U.S. statutory tax rate to the effective tax rate applicable to continuing operations for the first thirty-nine weeks of fiscal years 2014 and 2013 follows:

	39 Weeks Ended
	September 28,	September 29,
	2014	2013

Income tax expense at statutory rates	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.5%	4.1%
Federal employment tax credits	-20.6%	-9.4%
Prior year state taxes	-2.3%	-2.2%
Other	4.7%	1.1%
Effective tax rate	21.3%	28.6%

Income tax expense (benefit) is allocated to discontinued operations based on the marginal tax impact of discontinued operations.

The decrease in the effective income tax rate for the thirty-nine weeks ended September 28, 2014 as compared to the thirty-nine weeks ended September 29, 2013 is primarily attributable to an increase in the impact of federal employment credits on lower earnings before income taxes. The reduction in income from continuing operations resulting from the $15.3 million impairment loss recorded during the third quarter of fiscal year 2014 was treated as a discrete item where the impact on the quarter was calculated using the estimated 39.5% composite marginal federal and state tax rate.

During the second quarter of fiscal year 2013, the Company recognized a state income tax benefit for employment-related tax credits aggregating $1.0 million based on qualified employee wages during the years 2006 through 2012. These prior year state tax credits resulted in a discrete $600 thousand reduction (net of federal and state tax consequences) in income tax expense. Approximately half of the benefit is being realized on a carryback basis by amending prior year state income tax returns and management expects that the remainder of the benefit will be realized on a carryforward basis. Pursuant to state legislation enacted in July 2013, restaurant companies will not be able to claim credits for employees hired after January 1, 2014 and the carryforward period for existing credits is limited to ten years.

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income or state tax examinations for years before 2010.

(8) Discontinued Operations

The Company accounts for its closed restaurants in accordance with the provisions of FASB ASC Topic 360-10, “Property, Plant and Equipment. Therefore, when a restaurant is closed, and the restaurant is either held for sale or abandoned, the restaurant’s operations are eliminated from the ongoing operations. Accordingly, the operating results of such restaurants, net of applicable income taxes, are reclassified to discontinued operations.

Discontinued operations consist of the following (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013

Revenues	$700	$1,943	$3,386	$6,911

Loss before income taxes	$(186)	$(204)	$(654)	$(2,176)

Loss from discontinued operations, net of income taxes	$(100)	$(123)	$(326)	$(1,300)

The Company accounts for the exit costs in accordance with the provisions of FASB ASC Topic 420, “Exit or Disposal Cost Obligations,” which requires that such costs be expensed in the periods when such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying condensed consolidated statements of income. In August 2005, the Company ceased operations at its location near the United Nations in Manhattan. The Company has remaining lease commitments of $600 thousand per fiscal year through September 2016. The Company entered into a sublease agreement in April 2011 in order to recover some of the amounts due under the remaining lease term. As of December 30, 2012, the Company had recorded a contingent lease liability of $0.8 million related to this property which was recorded net of anticipated sublease income. In March 2013, the subtenant vacated the property. The Company has commenced legal proceedings to recover all amounts due from the subtenant. The resulting re-measurement of the lease liability included (a) the write-off of the anticipated sublease income and (b) the write-off of past due rent and utility amounts owed by the subtenant. The discontinued operations loss before income taxes for the first thirty-nine weeks of fiscal year 2013 includes a loss applicable to the location near the United Nations in Manhattan of $1.9 million (of which $1.7 million was recorded in the first quarter). The discontinued operations loss before income taxes for the first thirty-nine weeks of fiscal year 2014 includes a loss applicable to the location near the United Nations in Manhattan of $128 thousand. As of September 28, 2014, the recorded contingent lease liability was $1.3 million.

In addition to the location near the United Nations in Manhattan, discontinued operations for the interim periods of fiscal years 2014 and 2013 includes the results of three and four closed restaurants, respectively. Loss before income taxes for these closed restaurants aggregated $138 thousand and $126 thousand during the third quarters of fiscal years 2014 and 2013, respectively. Loss before income taxes for these closed restaurants aggregated $526 thousand and $272 thousand during the first thirty-nine weeks of fiscal years 2014 and 2013, respectively. Due to an expiring lease term, the Company closed the Company-owned Ruth’s Chris Steak House restaurant in Phoenix, AZ in March 2013 after twenty-seven years of operation. Due to an expiring lease term, the Company closed the Company-owned Ruth’s Chris Steak House in Kansas City, MO in March 2014 after seventeen years of operation. Due to local market conditions and disappointing financial results, the Company negotiated early terminations of the facility leases for the Stamford, CT Mitchell’s Fish Market restaurant, which closed in March 2014, and the Providence, RI Ruth’s Chris Steak House restaurant, which closed in September 2014. The results of operations for closed locations for all periods prior to closings have been reclassified and are now included in discontinued operations in the accompanying condensed consolidated statements of income.

 (9) Earnings Per Share

 The following table sets forth the computation of earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended		39 Weeks Ended

	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013

Income (loss) from continuing operations	$(7,198)	$3,010	$8,796	$19,614
Loss from discontinued operations, net of income taxes	(100)	(123)	(326)	(1,300)
Net income (loss)	(7,298)	$2,887	$8,470	$18,314
Shares:
Weighted average number of common shares outstanding - basic	34,925,592	34,956,353	35,047,458	34,688,579
Weighted average number of common shares outstanding - diluted	34,925,592	35,795,508	35,567,738	35,729,451

Basic earnings (loss) per common share:
Continuing operations	$(0.21)	$0.08	$0.25	$0.57
Discontinued operations	-	-	(0.01)	(0.04)
Basic earnings (loss) per common share	$(0.21)	$0.08	$0.24	$0.53

Diluted earnings (loss) per common share:
Continuing operations	$(0.21)	$0.08	$0.25	$0.55
Discontinued operations	-	-	(0.01)	(0.04)
Diluted earnings (loss) per common share	$(0.21)	$0.08	$0.24	$0.51

Diluted earnings per share for the third quarters of fiscal years 2014 and 2013 excludes stock options and restricted shares of 182,515 and 159,909 respectively, which were outstanding during the period but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for the third quarters of fiscal years 2014 and 2013 were $18.70 per share and $18.67 per share, respectively. Diluted earnings per share for the third quarter of fiscal year 2014 also excludes stock options and restricted shares of 379,814, which were anti-dilutive due to the loss for the fiscal quarter. Diluted earnings per share for the first thirty-nine weeks of fiscal years 2014 and 2013 excludes stock options and restricted shares of 157,373 and 234,830 respectively, which were outstanding during the period but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for first the thirty-nine weeks of fiscal years 2014 and 2013 were $18.70 per share and $18.66 per share, respectively.

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

The Company is subject to unclaimed or abandoned property (escheat) laws which require the Company to turn over to certain state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. The Company is subject to audit by individual U.S. states with regard to its escheatment practices. During fiscal year 2012, the Company agreed to pay $2.5 million to settle certain potential liabilities pertaining to unclaimed property returns which had not been filed timely, which was paid during the first quarter of fiscal year 2013. During fiscal years 2014 and 2015, management expects to enter into settlement discussions with other states in an effort to settle potential liabilities pertaining to unclaimed property returns which have not been filed timely. Management does not expect the settlement of these potential liabilities to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

The Company sells a considerable number of gift cards, which are issued and administered by a third party gift card issuer and service provider, consistent with common retail industry practice. Gift card breakage revenue is recognized using the redemption method of accounting and all gift cards presented by customers are honored even when breakage revenue has previously been recognized. The Company, the third party gift card issuer and service provider, and a number of other restaurant companies, retailers and gift card issuers, were named as defendants in an action filed under seal in June 2013 by William French on behalf of the State of Delaware in the Superior Court of Delaware in and for New Castle County alleging violations of Delaware law. The filing was unsealed in March 2014. The complaint alleges that approximately $30 million with respect to unused gift cards should be escheated by the Company to the State of Delaware and seeks interest and penalties, attorneys’ fees and costs, and an injunction against alleged future violations of Delaware’s unclaimed property laws. The Company has not yet been served with the complaint. The Company believes that it is in compliance with Delaware’s unclaimed property laws and intends to defend its position vigorously if served. To protect its interests, the Company has joined in a notice to remove the case to federal district court, which was filed in May 2014, and a motion to dismiss filed by all defendants in June 2014.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” “targeting,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; the Company’s ability to protect its name and logo and other proprietary information; the impact of litigation; the restrictions imposed by the Company’s Amended and Restated Credit Agreement; and changes in, or the discontinuation of, the Company’s share repurchase program. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have not occurred.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us,” or “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries. Ruth’s Hospitality Group, Inc. is a Delaware corporation formerly known as Ruth’s Chris Steak House, Inc., and was founded in 1965.

Overview

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. and its subsidiaries (the Company) operate Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse restaurants and sell franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular location designated in a franchise agreement. As of September 28, 2014, there were 161 restaurants in operation, including 140 Ruth’s Chris Steak House restaurants (of which 63 were Company-owned, 76 were franchisee-owned, and one location was operating under a management agreement), eighteen Mitchell’s Fish Markets and three Cameron’s Steakhouse restaurants. The Mitchell’s Fish Market and Cameron’s Steakhouse restaurants are entirely Company-owned and located primarily in the Midwest and Florida.

All Company-owned restaurants are located in the United States. The franchisee-owned restaurants include nineteen international franchisee-owned restaurants in Aruba, Canada, China (Hong Kong and Shanghai), El Salvador, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. In January 2014, we opened a new Ruth’s Chris Steak House restaurant in Denver, CO and in February 2014, we acquired the franchisee-owned restaurant located in Austin, TX. A Company-owned Ruth’s Chris Steak House opened in Gaithersburg, MD in October 2014. We are currently scheduled to open three new Company-owned Ruth’s Chris Steak House restaurants - a Marina del Rey, CA restaurant will be opened in November 2014 and restaurants in Dallas, TX, and St. Petersburg, FL will be opened in 2015. New franchisee-owned restaurants opened in Boise, ID in February 2014 and in Panama City, Panama in September 2014. We expect that a franchisee will open one additional new restaurant during 2014. Due to an expiring lease term, we closed the Ruth’s Chris Steak House in Kansas City, MO in March 2014 after seventeen years of operation. Kansas City will remain one of the areas that we will evaluate for opportunities for future Ruth's Chris Steak House restaurants. Due to local market conditions and disappointing financial results, the Company negotiated early terminations of the facility leases for the Stamford, CT Mitchell’s Fish Market restaurant, which closed in March 2014, and the Providence, RI Ruth’s Chris Steak House restaurant, which closed in September 2014.

In connection with the preparation of the Company’s financial statements for the third quarter of fiscal year 2014, we determined that a triggering event had occurred requiring an impairment evaluation of the Mitchell’s Restaurants’ long-lived assets and trademarks (see Note 2). As a result, during the third quarter of fiscal year 2014 we recorded an impairment loss aggregating $15.3 million.

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

	13 Weeks Ended		39 Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
Revenues:
Restaurant sales	95.0%	95.2%	95.0%	94.7%
Franchise income	3.8%	4.0%	3.8%	3.7%
Other operating income	1.2%	0.8%	1.2%	1.6%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	32.2%	31.3%	31.9%	30.9%
Restaurant operating expenses (percentage of restaurant sales)	55.1%	55.1%	50.8%	50.6%
Marketing and advertising	2.8%	2.3%	2.4%	2.6%
General and administrative costs	6.5%	8.4%	6.4%	7.5%
Depreciation and amortization expenses	3.6%	3.5%	3.2%	3.4%
Pre-opening costs	0.4%	0.4%	0.3%	0.2%
Loss on impairment	16.7%	-	5.1%	-
Gain on settlements	0.0%	(2.5% )	0.0%	(0.7% )
Total costs and expenses	112.9%	94.3%	96.0%	90.1%

Operating income (loss)	(12.9% )	5.7%	4.0%	9.9%

Other income (expense):
Interest expense, net	(0.3% )	(0.5% )	(0.3% )	(0.5% )
Other	0.0%	(0.1% )	0.0%	(0.0% )

Income (loss) from continuing operations before income tax expense	(13.2% )	5.1%	3.7%	9.4%

Income tax expense (benefit)	(5.4% )	1.6%	0.8%	2.7%

Income (loss) from continuing operations	(7.9% )	3.5%	2.9%	6.7%

Loss from discontinued operations, net of income taxes	(0.1% )	(0.1% )	(0.1% )	(0.4% )

Net income (loss)	(8.0% )	3.4%	2.8%	6.3%

Third Quarter Ended September 28, 2014 (13 Weeks) Compared to Third Quarter Ended September 29, 2013 (13 Weeks)

Overview. We reported an $11.8 million operating loss for the third quarter of fiscal year 2014 primarily due to the $15.3 million impairment loss. We reported operating income of $4.9 million for the third quarter of fiscal year 2013. Operating income for the third quarter of fiscal year 2014 was favorably impacted by a $4.4 million increase in restaurant sales, which was offset by a $2.1 million increase in food and beverage costs and a $2.4 million increase in restaurant operating expenses. Higher restaurant sales were attributable both to an increase in the number of customers as measured by an increase in entrées and an increase in average check. Operating income for the third quarter of fiscal year 2013 was favorably impacted by gain on settlements of $2.2 million. Primarily due to the impairment loss, we reported a third quarter loss from continuing operations before income tax expense of $12.1 million and a third quarter net loss of $7.3 million. The after-tax loss from continuing operations for the third quarter of fiscal year 2014 was $7.2 million compared to $3.0 million of after-tax income for the third quarter of fiscal year 2013. The loss for the third quarter of fiscal year 2014 includes the $9.3 million after-tax impact of the impairment loss and the income for the third quarter fiscal year 2013 includes after-tax impact of gain on settlements of $1.3 million.

Segment Profits. Segment profitability information is presented in Note 5 to the financial statements. Not all operating expenses are allocated to operating segments. The Ruth’s Chris Steak House, Mitchell’s Fish Market and Cameron’s Steakhouse restaurant concepts in North America are managed as operating segments. The concepts operate within the full-service dining industry, providing similar products to similar customers. For financial reporting purposes, the Ruth’s Chris Steak House and Cameron’s Steakhouse restaurants are both included in the Company-owned steakhouse restaurant segment. The Company-owned fish market restaurant segment consists entirely of Mitchell’s Fish Market restaurants. The franchise operations are also considered to be a separate operating segment. No operating costs are allocated to the franchise segment. Segment profits for the third quarter of fiscal year 2014 for the Company-owned steakhouse restaurant segment increased by $802 thousand to $11.3 million from the third quarter of fiscal year 2013. The increase was driven by a $4.9 million increase in segment revenue which exceeded the $4.1 million increase in operating expenses. Segment profits for the third quarter of fiscal year 2014 for the Company-owned fish market restaurant segment decreased by $115 thousand to $1.2 million from the third quarter of fiscal year 2013 due to a $419 thousand decrease in revenues which exceeded the $304 thousand decrease in segment operating expenses. The $19 thousand increase in franchise operations segment profitability is attributable to increased franchise royalties of $119 thousand from three new locations opened subsequent to September 2013 and an increase in comparable franchisee-owned restaurant sales, which was partially offset by $100 thousand of opening fees.

Restaurant Sales. Restaurant sales increased by $4.4 million, or 5.4%, to $86.9 million for the third quarter of fiscal year 2014 from the third quarter of fiscal year 2013. The increase was attributable to a $2.6 million increase in Company-owned comparable sales and $1.8 million in restaurant sales from new and relocated restaurants. Excluding discontinued operations, total operating weeks for all brands during the third quarter of fiscal year 2014 increased to 1,092 from 1,063 in the third quarter of fiscal year 2013. Company-owned comparable restaurant sales for Ruth’s Chris Steak House increased 4.8%, driven by an entrée increase of 3.3% and an average check increase of 1.4%. Company-owned comparable restaurant sales at Mitchell’s Fish Market decreased 2.8%, driven by an entrée decrease of 6.2% and an average check increase of 3.6%.

Franchise Income. Franchise income for the third quarter of fiscal year 2014 was relatively unchanged compared to the third quarter of fiscal year 2013. The $119 thousand increase attributable to higher comparable franchisee-owned restaurant sales and three additional locations, which opened subsequent to September 2013, was offset by $100 thousand of opening fees. Comparable franchisee-owned restaurant sales increased 3.1%, which included a 3.6% increase in domestic comparable franchisee-owned restaurant sales and a 1.3% increase in international comparable franchisee-owned restaurant sales.

Other Operating Income. Other operating income increased by $360 thousand to $1.1 million in the third quarter of fiscal year 2014 from the third quarter of fiscal year 2013. Other operating income includes gift card breakage revenue, our share of income from a managed restaurant and miscellaneous restaurant income. Gift card breakage revenue increased $342 thousand to $539 thousand in the third quarter of fiscal year 2014 from the third quarter of fiscal year 2013.

Food and Beverage Costs. Food and beverage costs increased $2.1 million, or 8.3%, to $28.0 million in the third quarter of fiscal year 2014 from the third quarter of fiscal year 2013. As a percentage of restaurant sales, food and beverage costs increased to 32.2% in the third quarter of fiscal year 2014 from 31.3% in the third quarter of fiscal year 2013. The increase in food and beverage costs as a percentage of restaurant sales was attributable to food and beverage costs increasing proportionately more than restaurant revenues. This increase in food and beverage costs as a percentage of restaurant sales was primarily due to a 7.0% increase in beef costs and a 8.1% increase in seafood costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $2.4 million, or 5.3%, to $47.9 million in the third quarter of fiscal year 2014 from the third quarter of fiscal year 2013. Restaurant operating expenses, as a percentage of restaurant sales, was 55.1% in the third quarter of fiscal year 2014 which percentage was unchanged from the third quarter of fiscal year 2013.

Marketing and Advertising. Marketing and advertising expenses increased $553 thousand to $2.5 million in the third quarter of fiscal year 2014 from the third quarter of fiscal year 2013. The increase in marketing and advertising expenses was attributable to a shift in the timing of advertising spending.

General and Administrative Costs. General and administrative costs decreased $1.3 million to $5.9 million in the third quarter of fiscal year 2014 from the third quarter of fiscal year 2013. The decrease in general and administrative costs was primarily attributable to a decrease in incentive-based compensation.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $252 thousand to $3.3 million in the third quarter of fiscal year 2014 from the third quarter of fiscal year 2013 primarily due to depreciation expense associated with asset acquisitions made subsequent to September 2013.

Loss on Impairment. In connection with the preparation of our financial statements for the third quarter of fiscal year 2014, we determined that a triggering event had occurred requiring an impairment evaluation of the Mitchell’s Restaurants’ long-lived assets and trademarks (see Note 2). As a result, during the third quarter of fiscal year 2014, we recorded an impairment loss aggregating $15.3 million.

Gain on Settlements. During the third quarter of fiscal year 2013, we settled two loss claims asserted by us which previously arose and recognized an aggregate gain of $2.2 million, net of fees incurred. The majority of the gain pertained to compensation for lost operating income awarded by the claims administrator pursuant to the settlement agreement reached in litigation related to the 2010 Deepwater Horizon oil spill in the Gulf of Mexico.

Interest Expense, net. Interest expense decreased $118 thousand to $297 thousand in the third quarter of fiscal year 2014 from the third quarter of fiscal year 2013. The decrease in expense was primarily due to a lower debt balance during the third quarter of fiscal year 2014.

Income Tax Expense (Benefit). During the third quarter of fiscal year 2014, we recognized income tax benefit of $4.9 million. During the third quarter of fiscal year 2013, we recognized income tax expense of $1.4 million. The reduction in income from continuing operations resulting from the $15.3 million impairment loss recorded during the third quarter of fiscal year 2014 was treated as a discrete item where the impact on the quarter was calculated using the estimated 39.5% composite marginal federal and state tax rate.

Income (Loss) from Continuing Operations. The after-tax loss from continuing operations for the third quarter of fiscal year 2014 was $7.2 million compared to $3.0 million of after-tax income for the third quarter of fiscal year 2013. The loss during the third quarter of fiscal year 2014 includes the $9.3 million after-tax impact of the impairment loss and income for the third quarter fiscal year 2013 includes after-tax impact of gain on settlements of $1.3 million.

Net Loss. The net loss of $7.3 million in the third quarter of fiscal year 2014 was largely attributable to the impairment loss.

Thirty-Nine Weeks Ended September 28, 2014 Compared to Thirty-Nine Weeks Ended September 29, 2013

Overview. Operating income for the first thirty-nine weeks of fiscal year 2014 decreased from the first thirty-nine weeks of fiscal year 2013 by $16.9 million to $12.0 million. The decrease was largely attributable to the $15.3 million impairment loss recorded during the third quarter of fiscal year 2014 coupled with a $2.2 million gain on settlements recorded during the third quarter of fiscal year 2013. Operating income for the first thirty-nine weeks of fiscal year 2014 was favorably impacted by an $11.4 million increase in restaurant sales, which was offset by a $6.2 million increase in food and beverage costs and a $6.3 million increase in restaurant operating expenses. Higher restaurant sales were attributable both to an increase in the number of customers as measured by an increase in entrées and an increase in average check. Reported other operating income decreased from the first thirty-nine weeks of fiscal year 2013 by $938 thousand due to the change in accounting for gift card breakage income. Income from continuing operations after tax decreased from the first thirty-nine weeks of fiscal year 2013 by $10.8 million to $8.8 million. The first thirty-nine weeks of fiscal year 2014 includes the $9.3 million after-tax impact of the impairment loss and the income for the first thirty-nine weeks fiscal year 2013 includes after-tax impact of gain on settlements of $1.3 million.

Net income for the first thirty-nine weeks of fiscal year 2013 was adversely impacted by the $1.3 million after-tax loss from discontinued operations. The loss from discontinued operations for the first thirty-nine months of fiscal year 2013 was largely attributable to re-measurement of lease exit costs. Net income for the first thirty-nine weeks of fiscal year 2014 decreased from first thirty-nine weeks of fiscal year 2013 by $9.8 million to $8.5 million.

Segment Profits. Segment profits for the first thirty-nine weeks of fiscal year 2014 for the Company-owned steakhouse restaurant segment increased by $1.5 million to $48.4 million from the first thirty-nine weeks of fiscal year 2013. The increase was driven by a $12.8 million increase in revenues which exceeded the increase in segment operating expenses. Segment profits for the first thirty-nine weeks of fiscal year 2014 for the Company-owned fish market restaurant segment decreased by $727 thousand to $4.6 million from the first thirty-nine weeks of fiscal year 2013 due to a $1.2 million decrease in revenues which was partially offset by the decrease in segment operating expenses. The $551 thousand increase in franchise operations segment profitability is attributable to three new locations opened subsequent to September 2013 and an increase in comparable franchisee-owned restaurant sales.

Restaurant Sales. Restaurant sales increased by $11.4 million, or 4.1%, to $287.7 million in the first thirty-nine weeks of fiscal year 2014 from the first thirty-nine weeks of fiscal year 2013. The increase was attributable to a $5.4 million increase in Company-owned comparable sales and $6.0 million in restaurant sales from new and relocated restaurants. Excluding discontinued operations, total operating weeks for all brands during the first thirty-nine weeks of fiscal year 2014 increased to 3,266 from 3,195 in the first thirty-nine weeks of fiscal year 2013. Company-owned comparable restaurant sales for Ruth’s Chris Steak House increased 3.1%, driven by an entrée increase of 2.4% and an average check increase of 0.7%. Company-owned comparable restaurant sales at Mitchell’s Fish Market decreased 2.6%, driven by an entrée decrease of 6.1% and an average check increase of 3.8%.

Franchise Income. Franchise income increased $551 thousand, or 5.1%, to $11.4 million in the first thirty-nine weeks of fiscal year 2014 from the first thirty-nine weeks of fiscal year 2013. The increase was driven primarily by three additional locations which opened subsequent to September 2013. Comparable franchisee-owned restaurant sales increased 1.7%, which included a 2.0% increase in domestic comparable franchisee-owned restaurant sales and a 0.6% increase in international comparable franchisee-owned restaurant sales.

Other Operating Income. Other operating income decreased $938 thousand to $3.7 million in the first thirty-nine weeks of fiscal year 2014 from the first thirty-nine weeks of fiscal year 2013. Other operating income includes gift card breakage revenue, our share of income from a managed restaurant and miscellaneous restaurant income. Gift card breakage income was $2.0 million during the first thirty-nine weeks of fiscal year 2014 compared with $2.9 million during the first thirty-nine weeks of fiscal year 2013. Prior to the fourth quarter of fiscal year 2013, we recognized breakage revenue using the delayed method of accounting. At the end of the fourth quarter of fiscal year 2013, we elected to change our policy for recognizing gift card breakage revenue by changing from the delayed method to the preferable redemption method of accounting. While the change in accounting method is not expected to have a material impact on our reported gift card breakage income for fiscal year 2014 as a whole, the accounting change did cause a reduction in reported gift card breakage income for the first thirty-nine weeks of fiscal year 2014 compared to the first thirty-nine weeks of fiscal year 2013. Had we used the redemption method for fiscal year 2013 financial reporting, gift card breakage income for the first thirty-nine weeks of fiscal year 2013 would have been $2.1 million, which is a $876 thousand decrease from the $2.9 million reported under the delayed method included in our consolidated condensed statement of income for the first thirty-nine weeks of fiscal year 2013.

Food and Beverage Costs. Food and beverage costs increased $6.2 million, or 7.2%, to $91.6 million in the first thirty-nine weeks of fiscal year 2014 from the first thirty-nine weeks of fiscal year 2013. As a percentage of restaurant sales, food and beverage costs increased to 31.9% in the first thirty-nine weeks of fiscal year 2014 from 30.9% in the first thirty-nine weeks of fiscal year 2013. The increase in food and beverage costs as a percentage of restaurant sales was attributable to food and beverage costs increasing proportionately more than restaurant revenues. This increase in food and beverage costs as a percentage of restaurant sales was primarily due to a 6.5% increase in beef costs and a 10.1% increase in seafood costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $6.4 million, or 4.5%, to $146.2 million in the first thirty-nine weeks of fiscal year 2014 from the first thirty-nine weeks of fiscal year 2013. Restaurant operating expenses, as a percentage of restaurant sales, increased to 50.8% in the first thirty-nine weeks of fiscal year 2014 from 50.6% in the first thirty-nine weeks of fiscal year 2013. The increase in restaurant operating costs was primarily due to a $2.2 million increase in variable employee benefits costs, a $2.2 million increase in variable operating costs and a $1.4 million increase in occupancy costs.

General and Administrative Costs. General and administrative costs decreased $2.4 million to $19.4 million in the first thirty-nine weeks of fiscal year 2014 from the first thirty-nine weeks of fiscal year 2013. The decrease in general and administrative costs was primarily attributable to a decrease in incentive and performance-based compensation.

Loss on Impairment. In connection with the preparation of our financial statements for the third quarter of fiscal year 2014, we determined that a triggering event had occurred requiring an impairment evaluation of the Mitchell’s Restaurants’ long-lived assets and trademarks (see Note 2). As a result, during the third quarter of fiscal year 2014, we recorded an impairment loss aggregating $15.3 million.

Gain on Settlements. During the third quarter of fiscal year 2013, we settled two loss claims asserted by us which previously arose and recognized an aggregate gain of $2.2 million, net of fees incurred. The majority of the gain pertained to compensation for lost operating income awarded by the claims administrator pursuant to the settlement agreement reached in litigation related to the 2010 Deepwater Horizon oil spill in the Gulf of Mexico.

Pre-opening costs. Pre-opening costs were $924 thousand in the first thirty-nine weeks of fiscal year 2014 primarily due to the openings of Ruth’s Chris Steak House restaurants in Denver, CO and Gaithersburg, MD.

Interest Expense. Interest expense decreased $465 thousand to $881 thousand in the first thirty-nine weeks of fiscal year 2014 from the first thirty-nine weeks of fiscal year 2013. The decrease in expense was primarily due to a lower average debt balance in the first thirty-nine weeks of fiscal year 2014.

Income Tax Expense. During the first thirty-nine weeks of fiscal year 2014, we recognized income tax expense of $2.4 million. During the first thirty-nine weeks of fiscal year 2013, we recognized income tax expense of $7.9 million. The effective income tax rate for the thirty-nine weeks ended September 28, 2014 was 21.3% compared to an effective income tax rate of 28.6% for the thirty-nine weeks ended September 29, 2013. The decrease in the effective income tax rate was primarily due to an increase in the impact of federal employment credits on lower earnings before income taxes. The reduction in income from continuing operations resulting from the $15.3 million impairment loss recorded during the third quarter of fiscal year 2014 was treated as a discrete item where the impact on the quarter was calculated using the estimated 39.5% composite marginal federal and state tax rate. Excluding the impacts on both pretax accounting income and the tax provision of the impairment loss, the effective tax rate for the thirty-nine weeks ended September 29, 2014 would have been 31.8%.

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

Income from Continuing Operations. Income from continuing operations after tax of $8.8 million for the first thirty-nine weeks of fiscal year 2014 decreased by $10.8 million compared to the first thirty-nine weeks of fiscal year 2013 due in large part to the impairment loss recorded during the third quarter of fiscal year 2014. The first thirty-nine weeks of fiscal year 2014 includes the $9.3 million after-tax impact of the impairment loss and the income for the first thirty-nine weeks fiscal year 2013 includes after-tax impact of gain on settlements of $1.3 million.

Loss from Discontinued Operations, net of income taxes. Loss from discontinued operations, net of income taxes, for the first thirty-nine weeks of fiscal year 2014 was $326 thousand. The loss was primarily attributable to three closed restaurants. Loss from discontinued operations, net of income taxes, for the first thirty-nine weeks of fiscal year 2013 was $1.3 million. The loss includes a $1.2 million loss, net of income tax benefit, attributable to property we lease near the United Nations in Manhattan. We recognized the fiscal year 2013 loss as a consequence of the re-measurement of our lease exit costs due to the subtenant abandoning the property subleased from us.

Net Income. Net income of $8.5 million in the first thirty-nine weeks of fiscal year 2014 decreased by $9.8 million compared to first thirty-nine weeks of fiscal year 2013. The decrease was largely attributable to the $9.3 million after-tax impact of the impairment loss recorded in the third quarter of fiscal year 2014.

Liquidity and Capital Resources

Overview

Our principal sources of cash during the first thirty-nine weeks of fiscal year 2014 were net cash provided by operating activities and borrowings under our $100 million senior credit facility. Our principal uses of cash during the first thirty-nine weeks of fiscal year 2014 were for capital expenditures, debt repayments, common stock repurchases and dividend payments. Capital expenditures included the February 2014 acquisition of the Austin, TX Ruth’s Chris Steak House from a franchisee.

In May 2013, we announced that our Board of Directors approved a common stock repurchase program. Under the program, we are authorized to purchase up to $30 million of our outstanding common stock. No shares were repurchased during fiscal year 2013. During the first thirty-nine weeks of fiscal year 2014, 866,410 shares were repurchased at an aggregate cost of $10.3 million or an average cost of $11.87 per share. All repurchased shares were retired and cancelled.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. We paid a quarterly cash dividend of $0.05 per share, or $1.8 million in the aggregate, during each of the first, second and third quarters of fiscal year 2014. On November 5, 2014, we announced that our Board of Directors declared a quarterly cash dividend of $0.05 per share, or $1.8 million in the aggregate, to be paid on December 4, 2014 to common and restricted stockholders of record as of the close of business on November 20, 2014. Future dividends will be subject to the approval of our Board of Directors.

We have increased the borrowing under our senior credit facility by $11.0 million since the end of fiscal year 2013. As of September 28, 2014, we had an aggregate of $30.0 million of outstanding indebtedness under our senior credit facility at a weighted average interest rate of 2.93% with approximately $65.9 million of borrowings available, net of outstanding letters of credit of approximately $4.1 million. The 2.93% weighted average interest rate includes a 2.19% interest rate on outstanding indebtedness, plus fees on our unused borrowing capacity and outstanding letters of credit. We amended our senior credit agreement in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchases of common and preferred stock. As a result of the amendment, we are permitted to make up to $100 million in junior stock payments; $19.9 million of such payments had been made as of September 28, 2014. As of September 28, 2014, we were in compliance with all the covenants under our senior credit facility.

We anticipate capital expenditures for fiscal year 2014 as a whole will aggregate approximately $16 million to $18 million. We believe that our borrowing ability under our senior credit facility coupled with our anticipated cash flow from operations should provide us with adequate liquidity in fiscal year 2014.

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	39 Weeks Ended
	September 28,	September 29,
	2014	2013
Net cash provided by (used in):
Operating activities	$13,112	$18,804
Investing activities	(14,435)	(9,778)
Financing activities	(5,777)	(11,658)
Net decrease in cash and cash equivalents	$(7,100)	$(2,632)

Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising and general and administrative costs. Operating activities provided cash flow during the first thirty-nine weeks of both fiscal years 2014 and 2013 because operating revenues exceeded cash-based expenses. Cash provided by operating activities decreased to $13.1 million in the first thirty-nine weeks of fiscal year 2014 from $18.8 million in the first thirty-nine weeks of fiscal year 2013. Cash used in investing activities during first thirty-nine weeks of fiscal year 2014 was attributable to $6.0 million for restaurant remodel projects, $5.8 million for leasehold improvements at new restaurants and $2.8 million for the acquisition of the Austin, TX Ruth’s Chris Steak House Restaurant from the owner franchisee.

Financing activities used cash in both periods. During the first thirty-nine weeks of fiscal year 2014 we: increased the debt outstanding under our senior credit facility by $11.0 million; used $10.3 million to repurchase common stock; paid $2.9 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options; and paid dividends of $5.4 million. We paid $2.9 million in taxes in connection with the vesting of restricted stock and the exercise of stock options because some recipients elected to satisfy their individual minimum tax withholding obligations by having us withhold a number of vested shares of restricted stock and/or a number of shares otherwise issuable pursuant to stock options, in each case in an amount having a value on the date of vesting or exercise equal to a recipient’s minimum federal and state withholding taxes.

Off-Balance Sheet Arrangements

As of September 28, 2014, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. Except for the $15.3 million impairment loss recorded on the Mitchell’s Restaurants as a result of the impairment analysis performed during the third quarter, there have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first thirty-nine weeks of fiscal year 2014. The fair value measurements and impairment loss pertaining to the Mitchell’s Restaurants are discussed in Note 2 to the financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At September 28, 2014, the Company had $30.0 million of variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Ceteris paribus, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2014 of approximately $300 thousand.

Foreign Currency Risk

We believe that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first thirty-nine weeks of fiscal years 2014 and 2013, franchise income attributable to international locations was $2.4 million and $2.3 million, respectively.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs onto its guests through price increases, the Company’s results of operations would be adversely affected. The Company has negotiated set pricing for approximately 75% of its beef requirements for the remainder of fiscal year 2014. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. Ceteris paribus, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $4.0 million to $5.0 million for fiscal year 2014.

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

Effects of Inflation

Components of the Company’s operations subject to inflation include food, beverage, lease and labor costs. The Company’s leases require it to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. The Company believes that general inflation, excluding increases in food costs, has not had a material impact on its results of operations in recent years.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 28, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2014 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended September 28, 2014, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of business. While litigation is subject to uncertainties and the outcome of litigated matters is not predictable with assurance, we are not aware of any legal proceedings pending or threatened against us that we expect to have a material adverse effect on our financial condition or results of operations.

We sell a considerable number of gift cards, which are issued and administered by a third party gift card issuer and service provider, consistent with common retail industry practice. Gift card breakage revenue is recognized using the redemption method of accounting and all gift cards presented by customers are honored even when breakage revenue has previously been recognized. Our Company, the third party gift card issuer and service provider and a number of other restaurant companies, retailers and gift card issuers, were named as defendants in an action filed under seal in June 2013 by William French on behalf of the State of Delaware in the Superior Court of Delaware in and for New Castle County alleging violations of Delaware law. The filing was unsealed in March 2014. The complaint alleges that approximately $30 million with respect to unused gift cards should be escheated by us to the State of Delaware and seeks interest and penalties, attorneys’ fees and costs, and an injunction against alleged future violations of Delaware’s unclaimed property laws. We have not yet been served with the complaint. We believe that we are in compliance with Delaware’s unclaimed property laws and intend to defend our position vigorously if served. To protect our interests, we have joined in a notice to remove the case to federal district court, which was filed in May 2014, and a motion to dismiss filed by all defendants in June 2014.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013. The impact of circumstances and events described in such risk factors could result in significant adverse effects on our financial position, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the fiscal quarter ended September 28, 2014 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publically Announced Program	Maximum Dollar Value that May Yet be Purchased under the Program (1) – Amounts in thousands

June 30, 2014 to August 3, 2014	—	—	—	$23,260
August 4, 2014 to August 31, 2014	325,220	$10.90	325,220	$19,716
September 1, 2014 to September 28, 2014	—	—	—	$19,716
Totals for the fiscal quarter	325,220	$10.90	325,220	$19,716

(1)

On May 3, 2013, we announced that our Board of Directors approved the repurchase of up to $30 million of outstanding common stock. The share repurchases may be made at our discretion in the open market or in negotiated transactions depending on share price, market conditions or other factors. Our stock repurchase activities are conducted in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares and the program may be extended, modified, suspended or discontinued at any time. No shares were repurchased during fiscal year 2013. During the fiscal quarter ended March 30, 2014, 249,600 shares were repurchased via open market transactions at an aggregate cash cost of $3.1 million. During the fiscal quarter ended June 29, 2014, 291,590 shares were repurchased via open market transactions at an aggregate cash cost of $3.6 million. During the fiscal quarter ended September 28, 2014, 325,220 shares were repurchased via open market transactions at an aggregate cash cost of $3.5 million. The repurchased shares were cancelled. As of September 28, 2014, $19.7 million remains available for further purchases under this program. The program has no fixed termination date.

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

Date: November 7, 2014