Form 10-K
period 2014-12-28
Ruths Hospitality Group, Inc.
filed 2015-03-10
CIK 1324272

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 29, 2014, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates was approximately $431,858,059.

The number of shares outstanding of the registrant’s common stock as of March 1, 2015 was 34,775,906, which includes 569,275 shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

TABLE OF CONTENTS PAGE REFERENCES TO BE UPDATED

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the materials incorporated by reference herein contain “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” “targeting,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to Company employees; the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; the Company’s ability to protect its name and logo and other proprietary information; the impact of litigation; the restrictions imposed by the Company’s credit agreement; changes in, or the discontinuation of, the Company’s share repurchase program or dividend payments; and the Company’s indemnification obligations in connection with its recent sale of the Mitchell’s Fish Market and Mitchell’s/Cameron’s Steakhouse restaurants. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, please see Item 1A, Risk Factors, in this Annual Report on Form 10-K as well as the Company’s other filings with the Securities and Exchange Commission (the SEC), all of which are available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Annual Report on Form 10-K to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this Annual Report on Form 10-K have not occurred.

Unless the context otherwise indicates, all references in this Annual Report on Form 10-K to the “Company,” “we,” “us” or “our” or similar words are to Ruth’s Hospitality Group, Inc., and its wholly owned subsidiaries.

PART I

Item 1.	BUSINESS

Introduction

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. As of December 28, 2014, the Company owned the Ruth’s Chris Steak House, Mitchell’s Fish Market, Columbus Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse concepts. As of December 28, 2014, there were 143 Ruth’s Chris Steak House restaurants, including 65 Company-owned restaurants, one restaurant operating under a management agreement and 77 franchisee-owned restaurants, including 20 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, El Salvador, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates.

As of December 28, 2014, the Company also operated eighteen Mitchell’s Fish Markets and three Mitchell’s/Cameron’s Steakhouse restaurants (the Mitchell’s Restaurants), located primarily in the Midwest and Florida. On January 21, 2015, the Company sold the Mitchell’s Restaurants to a third party. For financial reporting purposes, the Mitchell’s Restaurants are classified as discontinued operations for all periods presented and, as of December 28, 2014, the assets are classified as held for sale.

The Company has a 52/53-week fiscal year ending the last Sunday in December. The 2014 fiscal year ended December 28, 2014, the 2013 fiscal year ended December 29, 2013, and the 2012 fiscal year ended December 30, 2012. Fiscal years 2014 and 2013 each had 52 weeks and fiscal year 2012 had 53 weeks.

The following description of the Company’s business should be read in conjunction with the information in Management’s Discussion and Analysis of Results of Operations of Financial Condition in Item 7, Management’s Discussion and Analysis and Results of Operations and Financial Condition of this Annual Report on Form 10-K and the consolidated financial statements included in this Annual Report on Form 10-K.

Background

The year 2015 marks the 50th anniversary of the founding of Ruth’s Chris Steak House. The Company was founded in 1965 when Ruth Fertel mortgaged her home for $22 thousand to purchase the “Chris Steak House,” a 60-seat restaurant located near the New Orleans Fair Grounds racetrack. After a fire destroyed the original restaurant, Ruth relocated her restaurant to a new 160-seat facility nearby. As the terms of the original purchase prevented the use of the “Chris Steak House” name at a new restaurant, Ruth added her name to that of the original restaurant—thus creating the “Ruth’s Chris Steak House” brand.

The Company’s expansion began in 1972, when Ruth opened a second restaurant in Metairie, a suburb of New Orleans. In 1976, the first franchisee-owned Ruth’s Chris Steak House opened in Baton Rouge, Louisiana. In 2005, the Company and certain selling shareholders completed an initial public offering of the Company’s common stock, which is currently listed on the Nasdaq Global Select Market under the ticker symbol “RUTH”.

Mitchell’s Restaurants

The Company acquired the Mitchell’s Restaurants in 2008. Mitchell’s Fish Market is an eighteen-restaurant upscale seafood concept and Mitchell’s/Cameron’s Steakhouse is a modern American steakhouse concept.

In November 2014, the Company and Landry’s, Inc. and Mitchell’s Entertainment, Inc., an affiliate of Landry’s Inc. (together with Landry’s Inc., Landry’s), entered into an asset purchase agreement (the Agreement). Pursuant to the Agreement, the Company agreed to sell the Mitchell’s Restaurants and related assets to Landry’s for $10 million. The sale of the Mitchell’s Restaurants closed on January 21, 2015. The assets sold consisted primarily of leasehold interests, leasehold improvements, restaurant equipment and furnishings, inventory, and related intangible assets, including brand names and trademarks associated with the 21 Mitchell’s Restaurants. Under the terms of the Agreement, Landry’s assumed the Mitchell’s Restaurants’ facility lease obligations and the Company will reimburse Landry’s for gift cards sold prior to the closing date and used at the Mitchell’s Restaurants during the eighteen months following the closing date. Landry’s offered employment to substantially all of the employees of the Mitchell’s Restaurants.

Recent Developments

●	In 2014, Ruth’s Chris Steak House was recognized by surveys and publications as a premier steakhouse restaurant brand, including having the highest number of restaurants on Open Table’s 2014 Top 100 Steakhouses in America. Additionally, many of our restaurants continue to be ranked best steakhouse by local publications in the areas in which they operate. The Company has also been recognized for its award-winning core wine list, for which a majority of its Company-owned restaurants received “Awards of Excellence” from Wine Spectator magazine.

●	In the fourth quarter of fiscal year 2014, Ruth’s Chris Steak House achieved its 19th consecutive quarter of same-store sales growth and 20th consecutive quarter of traffic growth.

●

Three new Company-owned Ruth’s Chris Steak House restaurants opened during 2014, including locations in Denver, CO, Gaithersburg, MD and Marina del Rey, CA. In February 2014, the Company acquired the franchisee-owned restaurant located in Austin, TX.

●	Franchisees opened three new restaurants during 2014, including locations in Boise, ID, Panama City, Panama, and Taipei, Taiwan.

●

In February 2015, a new Ruth’s Chris Steak House restaurant opened in St. Petersburg, FL and a restaurant is expected to open in Dallas, TX in 2015. The Company expects that franchisees will open four new Ruth’s Chris Steak House restaurants during 2015.

●

In November 2014, the Company announced a new share repurchase program that replaced the then-existing share repurchase program. Under the new program, the Company may from time to time purchase up to $50 million of its outstanding common stock. The share repurchases will be made at the Company’s discretion in the open market or in negotiated transactions depending on share price, market conditions or other factors. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares. During fiscal year 2014, the Company repurchased an aggregate of 1,244,065 shares under the old and the new programs. As of December 28, 2014, $44.9 million remained available for future purchases under the new program.

Ruth’s Chris Steak House

With 143 restaurants as of December 28, 2014, Ruth’s Chris Steak House is one of the largest upscale steakhouse companies in the world. The menu features a broad selection of high-quality USDA Prime- and Choice-grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling”—complemented by other traditional menu items inspired by its New Orleans heritage. Ruth’s Chris complements its distinctive food offerings with an award-winning wine list.

The Ruth’s Chris brand reflects its 50-year commitment to the core values instilled by its founder, Ruth Fertel, of caring for guests by delivering the highest quality food, beverages and genuine hospitality in a warm and inviting atmosphere.

Strengths

The Company believes that the key strengths of its business model are the following:

Premier Upscale Steakhouse Brand

The Ruth’s Chris Steak House brand is one of the strongest in the upscale steakhouse segment of the restaurant industry, with high levels of brand awareness. In 2014, Ruth’s Chris Steak House was again the #1 Consumer Pick in the Nation’s Restaurant News annual survey for the fine dining category. Additionally, many of our restaurants continue to be ranked best steakhouse by local publications in the areas in which they operate. In addition, the Company has been recognized for its award-winning core wine list, for which a majority of its Company-owned restaurants received “Awards of Excellence” from Wine Spectator magazine.

Appealing Dining Experience

At the Ruth’s Chris restaurants, the Company seeks to exceed guests’ expectations by offering high-quality food with warm, friendly service. The Company’s entire restaurant staff is dedicated to ensuring that guests enjoy a superior dining experience. The Company’s team-based approach to table service is designed to enhance the frequency of guest contact and speed of service without intruding on the guest experience.

Strategy

The Company’s strategy is to deliver a total return to shareholders by maintaining a healthy core business, growing with a disciplined investment approach and returning excess capital to shareholders. The Company strives to maintain a healthy core business by growing sales through traffic, managing operating margins and leveraging infrastructure. The Company is committed to disciplined growth in markets with attractive sales attributes and solid financial returns. The Company believes that its franchisee program is a point of competitive differentiation and looks to grow its franchisee-owned restaurant locations as well. The Company also will consider acquiring franchisee-owned restaurants at terms that it believes are beneficial to both the Company and the franchisee.

Improve Sales/Profitability

The Company strives to improve sales and profitability by focusing on:

•	Ensuring consistency of food quality through more streamlined preparation and presentation;

•	Increasing brand awareness through enhanced media advertising at the national and local levels;

•	Enhancing and/or developing innovative marketing programs through its website (e.g., www.ruthschris.com), social media, digital media and email communication; and

•	Creating and/or growing revenue opportunities via Ruth’s Catering, Private Dining, HD Satellite Programs and Gift Cards.

Expand Relationships with New and Existing Franchisees and Others

The Company intends to grow its franchising business by developing relationships with a limited number of new franchisees and by expanding the rights of existing franchisees to open new restaurants. The Company believes that building relationships with quality franchisees is a cost-effective way to grow and strengthen the Ruth’s Chris brand and generate additional revenues. The Company intends to continue to focus on providing operational guidance to its franchisees, including the sharing of “best practices” from Company-owned Ruth’s Chris restaurants.

Franchisees opened 54 Ruth’s Chris restaurants from 1999 through the end of 2014. In fiscal year 2014, franchisees opened three new restaurants including locations in Boise, Panama City, Panama, and Taipei, Taiwan. In fiscal year 2013, franchisees opened three new restaurants in San Juan, Chattanooga and Shanghai. In addition, a franchise restaurant opened in 2013 in Las Vegas under a licensing agreement with Harrah’s Casino under which we receive a fee based on a percentage of sales. A franchise restaurant located in Dubai was closed in July 2013. In fiscal year 2012, franchisees opened new restaurants in Dubai, Singapore, San Salvador and Niagara Falls, Ontario. Franchisees are expected to open eleven new domestic and international franchise restaurants by the end of 2017.

The Company and its franchise and licensing partners will have opened or relocated fourteen new Ruth’s Chris Steak Houses worldwide during the two year period ended December 2014.

Menu

The Ruth’s Chris menu features a broad selection of high-quality USDA Prime grade steaks and other premium offerings served in Ruth’s Chris signature fashion—“sizzling” and topped with butter—complemented by other Classic American steakhouse menu items. USDA Prime is the highest meat grade level, which refers to the superior quality and evenly distributed marbling that enhances the flavor of the steak. The Ruth’s Chris menu also includes premium quality lamb chops, fish, shrimp, crab, chicken and lobster. Dinner entrées are generally priced from $26 to $55. Ruth’s Chris is predominantly open dinner hours only with a limited number of restaurants open for lunch. The lunch menu offers entrées generally ranging in price from $12 to $27. The blended guest check average at Ruth’s Chris was approximately $76 during fiscal year 2014. While the Ruth’s Chris core menu is similar at all of its restaurants, the Company seasonally introduces new items such as specials and prix fixe offerings that allow it to give its guests additional choices while taking advantage of fresh sourcing and advantageous cost opportunities.

The Company’s Ruth’s Chris restaurants offer ten to thirteen standard appetizer items, including New Orleans-style barbequed shrimp, mushrooms stuffed with crabmeat, shrimp remoulade, lobster bisque and osso bucco ravioli, as well as six to eight different salads. They also offer seven to nine types of potatoes and eight to ten types of vegetables as side dishes. For dessert, crème brûlée, bread pudding with whiskey sauce, cheesecake, fresh seasonal berries with sweet cream sauce and other selections are available.

The Company’s wine list features bottles typically ranging in price from $40 to over $1,000. Individual restaurants supplement their 250-bottle core wine list with approximately 20 additional selections that reflect local market tastes. Most of the Company’s Ruth’s Chris restaurants also offer approximately 36 wines-by-the-glass and numerous beers, liquors and alcoholic dessert drinks. Wine sales account for approximately 60% of the total beverage sales.

Restaurant Operations and Management

The Ruth’s Chris President and Chief Operating Officer has primary responsibility for managing Company-owned restaurants and participates in analyzing restaurant-level performance and strategic planning. The Company has eight regional vice presidents that oversee restaurant operations at eight to thirteen Company-owned restaurants and one vice president that has oversight responsibility for franchisee-owned restaurants. In addition, restaurant education and training is overseen by a regional staff dedicated to the ongoing training and development of customer service employees and kitchen staff.

The Company’s typical Company-owned restaurant employs five managers, including a general manager, two front-of-the-house managers, an executive chef and a sous chef. The Company-owned restaurants also typically have approximately 70 hourly employees.

Purchasing

The Company’s ability to maintain consistent quality throughout its restaurants depends in part upon its ability to acquire food and other supplies from reliable sources in accordance with its specifications. Purchasing at the restaurant level is directed primarily by the executive chef, who is trained in the Company’s purchasing philosophy and specifications, and who works with regional and corporate managers to ensure consistent sourcing of meat, fish, produce and other supplies.

During fiscal year 2014, the Company purchased substantially all of the beef it used in Company-owned Ruth’s Chris restaurants from two vendors, Sysco Food Services and Stock Yards Packing (a subsidiary of US Foods). Each vendor supplied about half of the Company’s beef requirements. In addition, the Company has a distribution arrangement with a national food and restaurant supply distributor, Distribution Market Advantage, Inc. (DMA), which purchases products for the Company from various suppliers and through which all of the Company-owned Ruth’s Chris Steak House restaurants receive a significant portion of their food supplies.

Quality Control

The Company strives to maintain quality and consistency in its Company-owned restaurants through careful training and supervision of personnel and standards established for food and beverage preparation, maintenance of facilities and conduct of personnel. The primary goal of the Company’s training and supervision programs is to ensure that its employees display the characteristics of its brand and values that distinguish it from its competitors. Restaurant managers in Company-owned restaurants must complete a training program that is typically seven to eight weeks long, during which they are instructed in multiple areas of restaurant management, including food quality and preparation, guest service, alcoholic beverage service, liquor regulation compliance and employee relations. Restaurant managers also receive operations manuals relating to food and beverage preparation and restaurant operations. Restaurant managers are certified by the National Restaurant Association Educational Foundation for food safety.

The Ruth’s Chris Steak House restaurants also employ an independent third-party food safety firm to ensure proper training, food safety and the achievement of the highest standards for cleanliness throughout the restaurant through routine quarterly unannounced inspections. The Company instructs chefs and assistants on safety, sanitation, housekeeping, repair and maintenance, product and service specifications, ordering and receiving food products and quality assurance.

Throughout each day at the Ruth’s Chris restaurants, the executive chef, together with the restaurant managers, oversees a line check system of quality control and must complete a quality assurance checklist verifying the flavor, presentation and proper temperature of the food and beverages.

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

Advertising

In fiscal year 2014, the Company spent $10.1 million, or 2.9% of its revenues, in total marketing and advertising expenditures. In fiscal year 2014, the Company spent approximately $3.7 million, or 36.2% of total marketing and advertising expenditures, on national media for Ruth’s Hospitality Group, consisting primarily of national cable television advertisements, online initiatives and consumer research.

During fiscal year 2014, the Company continued to optimize its online marketing efforts, using a variety of tactics. The Company’s online strategy also included an emphasis on targeted emails with special offers and announcements, as well as emails regarding seasonal specials, holiday offers and personalized birthday and anniversary invitations. In the fourth quarter of fiscal year 2014, the Company ran national television advertising across a targeted selection of cable channels and invested in online advertising. In fiscal year 2014, Ruth’s Chris Steak House continued its participation in co-branded campaign with American Express Membership Rewards program. Many of the Company’s restaurants also schedule events to strengthen community ties and increase local market presence. The Company’s franchisees also conduct their own local media and advertising plans.

Gift Cards

The Company sells Ruth’s Chris gift cards at most of its Ruth’s Chris Steak House restaurants, including franchises, on its website and through its toll-free number. Ruth’s Chris patrons frequently purchase gift cards for holidays, including Christmas, Hanukkah, Valentine’s Day, Mothers’ Day and Fathers’ Day, and other special occasions. In December 2013, Ruth’s Chris began offering e-gift cards to purchasers on its e-commerce gift card website.  The e-gift card is emailed directly to the recipient and is redeemable in the same manner as a plastic gift card.  E-gift cards give Ruth’s Chris the opportunity to maximize last-minute gift-giving and address its patrons’ requests for convenient, immediate purchases.  In fiscal year 2014, system-wide gift card Company and franchise sales of Ruth’s gift cards aggregated approximately $55 million. Ruth’s Chris gift cards are redeemable at both Company and franchisee owned Ruth’s Chris restaurants.

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

As of December 28, 2014, the Company’s 77 franchisee-owned Ruth’s Chris restaurants are owned by 30 franchisees with the three largest franchisees owning 26 restaurants in total. Currently, franchisees have agreed to open seventeen additional Ruth’s Chris restaurants, eleven of which are expected to be open by the end of 2017.

Under the Company’s current franchise program, each franchise arrangement consists of a development agreement, if multiple restaurants are to be developed, with a separate franchise agreement executed for each restaurant. The Company’s current form of development agreement grants exclusive rights to a franchisee to develop a minimum number of restaurants in a defined area, typically during a three-to-five-year period. Individual franchise agreements govern the operation of each restaurant opened and have a 20-year term with two renewal options each for additional ten year terms if certain conditions are met. The Company’s current form of franchise agreement requires franchisees to pay a 5% royalty on gross revenues plus up to a 1% advertising fee applied to national advertising expenditures.

Under the Company’s current form of development agreement, and unless agreed otherwise, the Company collects a $50 thousand development fee, which is credited toward the $150 thousand franchise fee, for each restaurant the franchisee has rights to develop. Under the Company’s current form of the franchise agreement, it collects up to $150 thousand of the full franchise fee at the time of executing the franchise agreement for each restaurant. If one restaurant is to be developed, a single unit franchise agreement is executed and the $150 thousand franchise fee is collected at signing.

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

Service Marks

The Company has registered the main service marks “Ruth’s Chris” and its “Ruth’s Chris Steak House, U.S. Prime & Design” logo, as well as other service marks used by its restaurants, with the United States Patent and Trademark Office and in the foreign countries in which its restaurants operate. The Company has also registered in other foreign countries in anticipation of new store openings within those countries. The Company is not aware of any infringing uses that could materially affect its business. The Company believes that its service marks are valuable to the operation of its restaurants and are important to its marketing strategy.

Seasonality

The Company’s business is subject to seasonal fluctuations. Historically, the percentage of its annual revenues earned during the first and fourth fiscal quarters have been higher due, in large part, to increased restaurant sales during the year-end holiday season and the popularity of dining out in the fall and winter months.

Employees

As of December 28, 2014, excluding the employees of the Mitchell’s Restaurants, the Company employed 4,342 persons, of whom 419 were salaried and 3,923 were hourly personnel, who were employed in the positions set forth in the table below. None of the Company’s employees are covered by a collective bargaining agreement.

Functional Area	Number of Employees
Senior Officers / Corporate VPs / Operations VPs	28
General Managers	67
Managers	162
Regional Corporate Chefs / Executive Chefs	69
Sous Chefs	46
Non-Salaried Restaurant Staff	3,912
Corporate Salaried	47
Corporate Non-salaried	11
Total number of employees	4,342

As of December 28, 2014, the Mitchell’s Restaurants employed 1,333 persons, of whom 134 were salaried employees and 1,199 were hourly employees.

Financial Information about Segments

The Company-owned Ruth’s Chris Steak House restaurants in North America are managed as an operating segment. The Ruth’s Chris restaurants operate within the full-service dining industry, providing similar products to similar customers. The franchise operations are also considered to be an operating segment. Financial information concerning the Company’s segments for financial reporting purposes appears in Note 18 of the consolidated financial statements.

Government Regulation

The Company is subject to extensive federal, state and local government regulation, including regulations relating to public health and safety, zoning and fire codes and the sale of alcoholic beverages and food. The Company maintains the necessary restaurant, alcoholic beverage and retail licenses, permits and approvals. Federal and state laws govern the Company’s relationship with its employees, including laws relating to minimum wage requirements, overtime, tips, tip credits and working conditions. A significant number of the Company’s hourly employees are paid at rates related to the federal or state minimum wage. During 2014, governmental entities acted to increase minimum wage rates in several states wherein Company-owned restaurants are located. Additionally, the federal government may act to increase the U.S. federal minimum wage rate.

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

The Company is subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. The Company is or may become subject to laws and regulations requiring disclosure of calorie, fat, trans fat, salt and allergen content. The Patient Protection and Affordable Care Act of 2010 (ACA) requires restaurant companies such as the Company to disclose calorie information on their menus. The Food and Drug Administration has proposed rules to implement this provision that would require restaurants to post the number of calories for most items on menus or menu boards and to make available more detailed nutrition information upon request. A number of states, counties and cities have also enacted menu labeling laws requiring restaurant companies such as the Company to disclose certain nutrition information on their menus, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Although the ACA is intended to preempt conflicting state and local laws regarding nutrition labeling, the Company will be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements until the Company is required to comply with the federal law. Many of the current requirements are inconsistent or are interpreted differently from one jurisdiction to another. The effect of such labeling requirements on consumer choices, if any, is unclear at this time.

The Company maintains an employee benefits program that provides self-insured and insured coverage to employees that meet the applicable requirements under the program. Employees can elect to enroll dependents that meet eligibility criteria. Coverage includes health, dental, vision, short- and long-term disability, life insurance and other voluntary ancillary benefits. Employees share in the cost of other coverage at varying levels. The Company has historically funded a majority of the cost of employee health benefits. The ACA requires that employers offer health care coverage that is qualified and affordable. Coverage must be offered to all “full-time” employees, as defined by the ACA. The Company routinely reviews its health benefit plans to assure conformity with the ACA. While the Company has raised the eligibility requirement thresholds, the hours of service eligibility criteria for health benefits are lower than required under the ACA. Approximately 67% of eligible employees elect to participate in the Company’s health benefit plans.

A restaurant company employer may claim a credit against the company’s federal income taxes for FICA taxes paid on certain tip wages (the FICA tip credit). The credit against income tax liability is for the full amount of eligible FICA taxes. Employers cannot deduct from taxable income the amount of FICA taxes taken into account in determining the credit. The Company utilizes the federal FICA tip credit to reduce its periodic federal income tax expense. The Obama Administration’s budget proposal for fiscal year 2016 would repeal the income tax credit for FICA taxes an employer pays on tips. The proposed change would be effective for taxable years beginning after December 31, 2015. Should the proposed repeal be enacted, we would lose the benefit of the income tax credit. The fiscal year 2014 FICA tip credit net benefit was $2.8 million.

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

Available Information

The Company maintains a website on the Internet at www.rhgi.com. The Company makes available free of charge, through the investor relations section of its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such information is available as soon as reasonably practicable after it files such reports with the SEC. Additionally, the Company’s Code of Ethics may be accessed within the Investor Relations section of its website. Information found on the Company’s website is not part of this Annual Report on Form 10-K or any other report filed with the SEC.

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

The restaurant industry is intensely competitive with respect to price, service, location, food quality, atmosphere and overall dining experience. Our competitors include a large and diverse group of well-recognized upscale steakhouse and upscale casual restaurant chains, including steakhouse and seafood chains as well as restaurants owned by independent local operators. Some of our competitors have substantially greater financial, marketing and other resources, and may be better established in the markets where our restaurants are or may be located. If we cannot compete effectively in one or more of our markets, we may be unable to maintain recent levels of comparable restaurant sales growth and/or may be required to close existing restaurants.

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

We purchase large quantities of beef, particularly USDA Prime grade beef, which is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. Our beef costs represented approximately 40% of our food and beverage costs during fiscal year 2014. During fiscal year 2014, we entered into contracts with beef suppliers to establish set pricing on a portion of anticipated beef purchases. As of December 28, 2014, we have not negotiated set pricing for beef requirements in 2015. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, our operating margins could be materially adversely affected.

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

Our success depends, in large part, upon the popularity of our menu offerings. Negative publicity resulting from poor food quality, illness, injury or other health concerns, or operating problems related to one or more restaurants, could make our menu offerings less appealing to consumers and reduce demand in our restaurants. In addition, any other shifts in consumer preferences away from the kinds of food we offer, particularly beef, whether because of dietary or other health concerns or otherwise, would make our restaurants less appealing and adversely affect revenues. In addition, by December 2015, the ACA requires our restaurants to disclose calorie information on menus. While we cannot predict the changes in guest behavior resulting from the implementation of this portion of the ACA, it could have an adverse effect on our revenues and results of operations.

If our vendors or distributors do not deliver food and beverages in a timely fashion we may experience supply shortages and/or increased food and beverage costs.

Our ability to maintain consistent quality throughout Company-owned restaurants depends in part upon our ability to purchase USDA Prime- and Choice-grade beef, seafood and other food products in accordance with our rigid specifications. During fiscal year 2014, the Company purchased substantially all of the beef used in Company-owned Ruth’s Chris restaurants from two vendors, Sysco Food Services and Stock Yards Packing (a subsidiary of US Foods). Each vendor supplied about half of the Company’s beef requirements.

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

In addition, we have a substantial number of hourly employees who are paid wage rates at or based on the federal or state minimum wage and who rely on tips as a large portion of their income. During 2014, governmental entities acted to increase minimum wage rates in several states wherein Company-owned restaurants are located. The federal minimum wage may be increased and there likely will be additional minimum wage increases implemented in other states in which we operate or seek to operate. Likewise, changes to existing tip credit laws (which dictate the amounts an employer is permitted to assume an employee receives in tips when calculating the employee’s hourly wage for minimum wage compliance purposes) continue to be proposed and implemented at both the federal and state government levels. As federal and/or state minimum wage rates increase and allowable tip credits decrease, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to our employees who are paid above the minimum wage, which will increase our labor costs. None of our employees are represented by a collective bargaining unit. Should some of our employees elect to be represented by a collective bargaining unit, our labor costs may increase due to higher wage rates and / or the implementation of work rules. We may be unable to increase our prices in order to pass these increased labor costs on to our guests, in which case our margins would be negatively affected.

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

We maintain an employee benefits program that provides self-insured and insured coverage to employees that meet the applicable requirements under the program. Employees can elect to enroll dependents that meet eligibility criteria. Coverage includes health, dental, vision, short- and long-term disability, life insurance and other voluntary ancillary benefits. Employees share in the cost of other coverage at varying levels. The Company has historically funded a majority of the cost of health benefits.

The ACA requires that employers offer health care coverage that is qualified and affordable. Coverage must be offered to all “full-time” employees, as defined by the ACA. The Company routinely reviews its health benefit plans to assure conformity with the ACA. While we have raised the eligibility requirement thresholds, the hours of service eligibility criteria for health benefits are lower than required under the ACA. Approximately 67% of eligible employees elect to participate in our health benefit plans. In the future, proportionately more employees may elect to participate in our health benefit plans because the ACA includes financial penalties for people who do not have health insurance. We are unable to reliably predict to what extent, if any, the percentage of eligible employees who elect health care coverage will increase in the future. Because we fund a majority of the cost of health benefits, our financial accounting expense will increase to the extent that additional employees elect to participate in the Company’s health benefit plans.

Certain other restaurant companies may curtail the ability of their employees to participate in their health benefit plans by increasing the hours worked eligibility requirement to the minimum required under the ACA. Such restaurant companies may gain a cost advantage compared to us by reducing the cost of their employee health benefit programs.

Also, so-called “medical inflation” has historically tended to outpace general inflation. While medical inflation in the United States has been relatively muted in recent years, we are unable to reliably predict the extent to which future medical inflation will outpace general inflation. Additionally, because our medical benefit program is self-insured, an unusual incidence of large claims may cause our costs to unexpectedly increase.

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

We do not exercise control over the day-to-day operations of our franchisee-owned restaurants. While we strive to ensure that franchisee-owned restaurants maintain the same high operating standards that we demand of Company-owned restaurants, one or more of these restaurants may fail to maintain these standards. Any operational shortcomings of the franchisee-owned restaurants are likely to be attributed to our system-wide operations and could adversely affect our reputation and damage our brand as well as have a direct negative impact on the royalty income we receive from those restaurants.

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

We accept electronic payment cards from our guests for payment in our restaurants and on our websites. We also receive and maintain certain personal information about our customers and employees. A number of retailers and restaurant operators have experienced security breaches in which credit and debit card information may have been stolen. If we experienced a security breach, we could become subject to claims, lawsuits or other proceedings for purportedly fraudulent transactions arising out of the theft of credit or debit card information, compromised security and information systems, failure of our employees to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims. Any such incidents or proceedings could negatively affect our reputation and our results of operations, cause delays in guest service, require significant capital investments to remediate the problem, and could result in the imposition of penalties or cause us to incur significant unplanned losses and expenditures, including those necessary to remediate any damage to persons whose personal information may have been compromised. Furthermore, as a result of legislative and regulatory rules, we may be required to notify the owners of the credit and debit card information of any data breaches, which could harm our reputation and financial results, as well as subject us to litigation or other proceedings by regulatory authorities.

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

We own certain common law service mark rights and a number of federal and international service mark registrations, most importantly the Ruth’s Chris Steak House names and logos, copyrights relating to text and print uses, and other proprietary intellectual property rights. We believe that our service marks, copyrights and other proprietary rights are important to our success and competitive position. Protective actions we take with respect to these rights may fail to prevent unauthorized usage or imitation by others, which could harm our reputation, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal expenses.

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

Our senior credit agreement contains, and any agreements governing future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us. Our senior credit agreement, as amended in February 2012 and May 2013, limits our ability, among other things, to:

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

We cannot assure our stockholders that we will continue to pay quarterly cash dividends on our common stock or repurchase shares of our common stock under our share repurchase program. Failure to continue to pay quarterly cash dividends to our stockholders or repurchase shares of our common stock under our share repurchase program could cause the market price for our common stock to decline.

During fiscal year 2014, we continued paying quarterly cash dividends to holders of our common stock and repurchased shares of our common stock under our share repurchase program. Our ability to pay future quarterly cash dividends or repurchase shares of our common stock will be subject to, among other things, our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our Board of Directors deems relevant. There can be no assurance that we will continue to pay a quarterly cash dividend or repurchase shares of our common stock in the future. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of shares of our common stock under our share repurchase program could cause the market price of our common stock to decline. Moreover, in the event our payment of quarterly cash dividends is reduced or discontinued, our failure or inability to resume paying quarterly cash dividends at historical levels could result in a lower market valuation of our common stock.

In the future we could incur unexpected expenses as a result of the sale of the Mitchell’s Restaurants.

Effective January 21, 2015, we sold the Mitchell’s Restaurants and related assets to Landry’s. Under the terms of the Agreement governing the sale, we will reimburse Landry’s for gift cards sold prior to the closing date and used at the Mitchell’s Restaurants during the eighteen months following the closing date. If the amount of gift cards redeemed during such period surpass our expectations, we could incur unexpected expense. Pursuant the terms of the Agreement, upon closing of the sale of the Mitchell’s Restaurants, Landry’s assumed the lease obligations of the Mitchell’s Restaurants. However, we have guaranteed Landry’s lease obligations aggregating $40.2 million under nine of the leases. Also, the Purchase Agreement includes customary seller representations and warranties. There is a risk that adverse events may occur that requires us to defend against or fulfill an indemnity claim, which could result in unexpected expense.

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

Repeal of the federal FICA tip credit could adversely impact our operating results.

A restaurant company employer may claim a credit against the company’s federal income taxes for FICA taxes paid on certain tip wages (the FICA tip credit). The credit against income tax liability is for the full amount of eligible FICA taxes. We utilize the federal FICA tip credit to reduce our periodic federal income tax expense. The Obama Administration’s budget proposal for fiscal year 2016 would repeal the income tax credit for FICA taxes that an employer pays on tips. The proposed change would be effective for taxable years beginning after December 31, 2015. Should the proposed repeal be enacted, we would lose the benefit of the income tax credit.

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

Company-owned restaurants are generally located in spaces leased by wholly-owned direct or indirect subsidiaries. Sixty-three of the Company-owned Ruth’s Chris restaurants operate in leased space, of which 60 provide for an option to renew for terms ranging from approximately five years to twenty years. All of the Company’s Mitchell’s Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse restaurants were in leased spaces and each lease provided for at least one option to renew, with the exception of the lease for one Mitchell’s Steakhouse. Under the terms of the Agreement to sell the Mitchell’s Restaurants, Landry’s assumed the Mitchell’s Restaurants’ facility lease obligations upon closing of the sale in January 2015. Historically, the Company has not had difficulty in renewing its leases in a timely manner. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on sales volumes over specified levels.

Pursuant the terms of the Agreement, upon closing of the sale of the Mitchell’s Restaurants in January 2015, Landry’s assumed the lease obligations of the Mitchell’s Restaurants. However, the Company has guaranteed Landry’s lease obligations aggregating $40.2 million under nine of the leases. Landry’s indemnified the Company in the event of a default under any of the leases.

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

The following table sets forth information about the Company’s existing Company-owned and franchisee-owned restaurants as of December 28, 2014. As of December 28, 2014, the Company operated 65 Ruth’s Chris restaurants and 21 Mitchell’s Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse restaurants. In addition, franchisees operated 77 restaurants and one restaurant operated under a management agreement. Company-owned Ruth’s Chris restaurants range in size from approximately 6,000 to approximately 13,000 square feet with approximately 180 to 375 seats. The Company expects that future restaurants will range in size from 8,000 to 10,000 square feet with approximately 230 to 250 seats. Company-owned Mitchell’s Restaurants ranged in size from approximately 6,000 to 11,000 square feet with approximately 225 to 250 seats.

Company-Owned Ruth's Chris Restaurants			Franchisee-Owned Ruth's Chris Restaurants

Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
1972	Metairie, LA	Leased	1976	Baton Rouge, LA
1977	Lafayette, LA	Leased	1985	Mobile, AL
1983	Washington, D.C.	Leased	1986	Atlanta, GA
1984	Beverly Hills, CA	Leased	1987	Pittsburgh, PA
1985	Ft. Lauderdale, FL	Owned	1987	Hartford, CT
1985	Austin, TX	Leased	1988	Philadelphia, PA
1986	Nashville, TN	Leased	1989	Honolulu, HI
1987	San Francisco, CA	Leased	1991	Richmond, VA
1987	N. Palm Beach, FL	Leased	1992	Baltimore, MD
1988	Seattle, WA	Leased	1993	Birmingham, AL
1989	Memphis, TN	Leased	1993	San Antonio, TX
1990	Weehawken, NJ	Leased	1993	Taipei, Taiwan
1990	Scottsdale, AZ	Leased	1993	Cancun, Mexico
1992	Palm Desert, CA	Leased	1993	Sandy Springs, GA
1992	Minneapolis, MN	Leased	1994	Indianapolis, IN
1992	Chicago, IL	Leased	1995	Long Island, NY
1993	Arlington, VA	Leased	1995	Toronto, CA
1993	Manhattan, NY	Leased	1996	Taichung, Taiwan
1994	San Diego, CA	Leased	1996	Indianapolis, IN
1995	Westchester, NY	Leased	1997	Hong Kong
1996	Dallas, TX	Leased	1997	Raleigh (Cary), NC
1996	Troy, MI	Leased	1998	Annapolis, MD
1996	Tampa, FL	Leased	1998	Maui, HI
1996	Bethesda, MD	Leased	1999	Atlanta, GA
1997	Irvine, CA	Leased	2000	Pikesville, MD
1997	Jacksonville, FL	Leased	2000	San Antonio, TX
1998	Louisville, KY	Leased	2000	Wailea, HI
1998	Parsippany, NJ	Leased	2001	Kaohsiung, Taiwan
1998	Northbrook, IL	Leased	2001	King of Prussia, PA
1999	Columbus, OH	Owned	2001	Queensway, Hong Kong
1999	Coral Gables, FL	Leased	2001	Cabo San Lucas, Mexico
1999	Ponte Vedra, FL	Leased	2003	Mississauga, Canada
1999	Winter Park, FL	Leased	2005	Virginia Beach, VA
2000	Sarasota, FL	Leased	2005	Baltimore, MD
2000	Del Mar, CA	Leased	2005	Atlantic City, NJ
2000	Boca Raton, FL	Leased	2005	Charlotte, NC
2001	Orlando, FL	Leased	2006	St. Louis, MO
2001	Greensboro, NC	Leased	2006	Ocean City, MD
2002	Woodland Hills, CA	Leased	2006	Destin, FL
2002	Fairfax, VA	Leased	2006	Mauna Lani, HI
2002	Bellevue, WA	Leased	2006	Huntsville, AL
2002	Washington, D.C.	Leased	2006	Edmonton, Canada
2003	Walnut Creek, CA	Leased	2007	Charlotte, NC

Company-Owned Ruth's Chris Restaurants			Franchisee-Owned Ruth's Chris Restaurants

Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
2005	Roseville, CA	Leased	2007	Waikiki, HI
2005	Boston, MA	Leased	2007	Columbia, SC
2005	Sacramento, CA	Leased	2007	Mishawaka, IN
2006	Pasadena, CA	Leased	2007	Tokyo, Japan
2006	Bonita Springs, FL	Leased	2007	Madison, WI
2007	Lake Mary, FL*	Land Leased	2007	Calgary, Canada
2007	Anaheim, CA*	Land Leased	2007	Rogers, AR
2007	Biloxi, MS	Leased	2007	Park City, UT
2007	Knoxville, TN	Leased	2008	Aruba
2007	Tyson's Corner, VA	Leased	2008	Myrtle Beach, SC
2007	West Palm Beach, FL	Leased	2008	Wilmington, NC
2008	Ft. Worth, TX	Leased	2008	Ridgeland, MS
2008	New Orleans, LA	Leased	2008	Wilkes-Barre, PA
2008	Princeton, NJ*	Land Leased	2008	Raleigh, NC
2008	Fresno, CA	Leased	2008	Savannah, GA
2008	South Barrington, IL*	Land Leased	2009	Greenville, SC
2011	Portland, OR	Leased	2009	St. Louis, MO
2012	Cincinnati, OH	Leased	2009	Durham, NC
2013	Houston, TX	Leased	2009	Kennesaw, GA
2014	Denver, CO	Leased	2009	Carolina, Puerto Rico
2014	Gaithersburg, MD	Leased	2010	Salt Lake City, UT
2014	Marina del Rey, CA	Leased	2011	Grand Rapids, MI
			2011	Asheville, NC
			2012	Dubai
			2012	Singapore
			2012	San Salvador, El Salvador
			2012	Niagara Falls, Canada
			2013	Las Vegas, NV
			2013	San Juan, Puerto Rico
			2013	Chattanooga, TN
			2013	Shanghai, China
			2014	Boise, ID
			2014	Panama City, Panama
			2014	Taipei, Taiwan

			Ruth's Chris Restaurants Under Management Agreement

			Year Opened	Locations
			2012	Cherokee, NC

Company-Owned Mitchell's Fish Market Restaurants			Company-Owned Cameron's Steakhouse Restaurants

Year Acquired or Opened	Locations	Property Leased or Owned	Year Acquired	Locations	Property Leased or Owned
2008	Grandview, OH	Leased	2008	Columbus, OH	Leased
2008	Crosswoods, OH	Leased	2008	Birmingham, MI	Leased
2008	Pittsburgh, PA	Leased	2008	Polaris, OH	Leased
2008	Newport, KY	Leased
2008	Louisville, KY	Leased
2008	Lansing, MI	Leased
2008	Birmingham, MI	Leased
2008	Cleveland, OH	Leased
2008	West Chester, OH	Leased
2008	Carmel, IN	Leased
2008	Livonia, MI	Leased
2008	Pittsburgh, PA	Leased
2008	Tampa, FL	Leased
2008	Rochester Hills, MI	Leased
2008	Brookfield, WI	Leased
2008	Sandestin, FL	Leased
2008	Jacksonville, FL	Leased
2010	Winter Park, FL	Leased

*	The Company owns the building and leases the land pursuant to a long-term ground lease.

Item 3.	LEGAL PROCEEDINGS

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

The Company sells a considerable number of gift cards, which are issued and administered by a third party gift card issuer and service provider, consistent with common retail industry practice. The third party gift card issuer is paid a net fee for its services by the Company. The third party gift card issuer and service provider, as well as a number of other restaurant companies, retailers and gift card issuers, were named as defendants in an action filed under seal in June 2013 by William French on behalf of the State of Delaware in the Superior Court of Delaware in and for New Castle County alleging violations of Delaware law. The filing was unsealed in March 2014. The complaint alleges that approximately $30 million with respect to unused gift cards should be escheated by the Company to the State of Delaware and seeks interest and penalties, attorneys’ fees and costs, and an injunction against alleged future violations of Delaware’s unclaimed property laws. The Company has not yet been served with the complaint. The Company believes that it is in compliance with Delaware’s unclaimed property laws and intends to defend its position vigorously if served. To protect its interests, the Company has joined in a notice to remove the case to federal district court, which was filed in May 2014, and a motion to dismiss filed by all defendants in June 2014. In December 2014, the case was remanded back to Superior Court of Delaware.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Select Market under the trading symbol “RUTH.” As of March 1, 2015, there were 136 holders of record of its common stock.

The following table sets forth, for the period indicated, the highest and lowest sale price for its common stock for fiscal years 2014 and 2013, as reported by the Nasdaq Global Select Market:

	High	Low
Fiscal Year ended December 29, 2013
First Quarter	$9.60	$7.20
Second Quarter	$12.51	$9.02
Third Quarter	$13.57	$11.42
Fourth Quarter	$15.06	$11.34

Fiscal Year ended December 28, 2014
First Quarter	$14.60	$11.48
Second Quarter	$12.79	$11.43
Third Quarter	$12.49	$10.36
Fourth Quarter	$14.39	$10.76

Dividends and Common Stock Repurchase Program

Between 1999 and April 2013, we had not paid dividends to holders of our common stock. We commenced paying quarterly cash dividends to holders of our common stock in May 2013. The payment of dividends is within the discretion of our Board of Directors and will depend upon our earnings, capital requirements and operating and financial condition, among other factors. In addition, we may not pay a dividend if there is a default (or if a default would result from such dividend payment) under our senior credit agreement. Our senior credit agreement was amended in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchases of common and preferred stock. Junior stock payments made subsequent to December 30, 2012 through the end of the agreement are limited to $100 million; $26.8 million of such payments had been made as of December 28, 2014.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date

Fiscal Year 2013:
May 3, 2013	$0.04	May 16, 2013	$1,430	May 30, 2013
July 24, 2013	$0.04	August 15, 2013	$1,424	August 29, 2013
October 22, 2013	$0.04	November 14, 2013	$1,424	November 26, 2013

Fiscal Year 2014:
February 21, 2014	$0.05	March 13, 2104	$1,798	March 27, 2014
April 22, 2014	$0.05	May 15, 2014	$1,798	May 29, 2014
July 23, 2014	$0.05	August 14, 2014	$1,778	August 28, 2014
October 29, 2014	$0.05	November 20, 2014	$1,764	December 4, 2014

Subsequent to the end of fiscal year 2014, the Company’s Board of Directors declared a $0.06 per share cash dividend ($2.1 million in total) payable on March 12, 2015. Dividends are paid to holders of common stock and restricted stock.

On November 17, 2014, the Company announced that its Board of Directors has approved a share repurchase program under which the Company is authorized to repurchase up to $50 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors. The new share repurchase program replaces the Company’s previous share repurchase program announced in May 2013, which has been terminated. The previous share repurchase program had permitted the repurchase of up to $30 million of outstanding common stock, of which approximately $19 million remained unused upon its termination. The Company intends to conduct any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of its shares. The program has no termination date. All shares purchased during the fourth quarter of fiscal year 2014 were made under the new program. As of December 28, 2014, $44.9 million remained available for further purchases under the new program.

Stock repurchase activity during the fiscal quarter ended December 28, 2014 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value that May Yet be Purchased under the Program – Amounts in thousands

September 29, 2014 to November 2, 2014	—	—	—	$19,716
November 3, 2014 to November 30, 2014	—	—	—	$50,000
December 1, 2014 to December 28, 2014	377,655	$13.57	377,655	$44,875
Totals for the fiscal quarter	377,655	$13.57	377,655

Unregistered Recent Sales of Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for information regarding securities authorized for issuance under the Company’s equity compensation plans.

Performance Graph

The following table and graph shows the cumulative total stockholder return on the Company’s Common Stock with the S&P 500 Stock Index, the S&P Small Cap 600 Index and the Dow Jones U.S. Restaurants & Bars Index, in each case assuming an initial investment of $100 on December 30, 2009 and full dividend reinvestment.

CUMULATIVE TOTAL RETURN

Assuming an investment of $100 and reinvestment of dividends

	12/24/09	12/23/10	12/23/11	12/28/12	12/27/13	12/26/14
Ruth's Hospitality Group, Inc.	$100	$218	$240	$316	$655	$628
S&P 500 Stock Index	$100	$112	$112	$124	$163	$185
S&P SmallCap 600 Index	$100	$124	$124	$138	$196	$206
Dow Jones U.S. Restaurants & Bars Index	$100	$130	$166	$163	$206	$214

 All amounts rounded to the nearest dollar.

**********

The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth the Company’s selected financial data for the year indicated and should be read in conjunction with the disclosures in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Certain amounts have been revised to reclassify certain operating revenues and expenses to income from discontinued operations.

	Fiscal Year
	2014	2013	2012	2011	2010
	($ in thousands)
Income Statement Data:
Revenues:
Restaurant sales	$325,437	$304,200	$292,912	$269,697	$255,305
Franchise income	15,763	15,012	13,836	12,464	11,532
Other operating income	4,897	3,142	3,537	3,223	3,408

Total revenues	346,097	322,354	310,285	285,384	270,245

Costs and expenses:
Food and beverage costs	103,259	93,386	92,608	82,550	74,836
Restaurant operating expenses	156,242	145,664	141,227	134,568	128,799
Marketing and advertising	10,076	9,341	9,158	9,347	9,329
General and administrative costs	24,311	27,808	25,612	21,077	20,827
Depreciation and amortization expenses	10,917	10,229	11,050	11,516	12,182
Pre-opening costs	1,630	691	540	192	3
Loss on impairments	-	-	3,262	436	483
Restructuring benefit	-	-	-	-	(1,457)
Gain on settlements, net	-	(1,719)	(683)	-	-

Total costs and expenses	306,435	285,400	282,774	$259,687	$245,002

Operating income	39,662	36,954	27,511	25,697	25,243

Other income (expense):
Interest expense	(1,159)	(1,640)	(2,364)	(2,892)	(4,244)
Debt issuance costs written-off	-	-	(807)	-	-
Other	37	(77)	(293)	(464)	(176)

Income from continuing operations before income tax expense	38,540	35,237	24,047	22,341	20,823

Income tax expense	11,830	10,744	7,855	2,963	5,026
Income from continuing operations	26,710	24,493	16,192	19,378	15,797

Income (loss) from discontinued operations, net of income taxes	(10,255)	(2,004)	187	171	160

Net income	16,455	22,489	16,379	19,549	15,957
Preferred stock dividends	-	-	514	2,493	2,178
Accretion of preferred stock redemption value	-	-	73	353	309
Excess of redemption value over carrying value of preferred shares redeemed	-	-	35,776	-	-
Net income (loss) applicable to preferred and common shareholders	$16,455	$22,489	(19,984)	$16,703	$13,470

	2014	2013	2012	2011	2010
	($ in thousands, except per share data)

Basic earnings (loss) per share:
Continuing operations	$0.76	$0.71	$(0.59)	$0.38	$0.39
Discontinued operations	(0.29)	(0.06)	0.01	0.01	0.00
Basic earnings (loss) per share	$0.47	$0.65	$(0.58)	$0.39	$0.39

Diluted earnings (loss) per share:
Continuing operations	$0.75	$0.69	$(0.59)	$0.38	$0.39
Discontinued operations	(0.29)	(0.06)	0.01	0.01	0.00
Diluted earnings (loss) per share	$0.46	$0.63	$(0.58)	$0.39	$0.39
Shares used in computing earnings (loss) per common share:
Basic	34,955,760	34,761,160	34,313,636	34,093,104	32,513,867
Diluted	35,415,483	35,784,430	34,313,636	43,252,101	40,239,854
Dividends declared per common share	$0.20	$0.12	$-	$-	$-

Balance Sheet Data (at end of fiscal year):
Cash and cash equivalents	$4,301	$10,586	$7,909	$3,925	$5,018
Total assets	218,567	228,081	229,702	238,567	247,416
Total long-term debt including current portion	13,000	19,000	45,000	22,000	51,000
Total shareholders' equity	96,311	100,653	80,733	97,987	78,708

Certain prior year amounts have been reclassified to conform with the current year presentation of discontinued operations and other income. These reclassifications had no effect on previously reported net income.

 Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes to financial statements. We report our financial results on a 52/53-week fiscal year, which ends on the last Sunday in December. Fiscal years 2014 and 2013 each included of 52 weeks of operations. Fiscal year 2012 included of 53 weeks of operations.

Overview

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. We operate Company-owned restaurants and sell franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of December 28, 2014, the Company owned the Ruth’s Chris Steak House, Mitchell’s Fish Market, Columbus Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse concepts. As of December 28, 2014, there were 143 Ruth’s Chris Steak House restaurants, including 65 Company-owned restaurants, one restaurant operating under a management agreement and 77 franchisee-owned restaurants, including 20 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, El Salvador, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates.

As of December 28, 2014, the Company also operated eighteen Mitchell’s Fish Markets and three Mitchell’s/Cameron’s Steakhouse restaurants (collectively, the Mitchell’s Restaurants), located primarily in the Midwest and Florida. On January 21, 2015, the Company sold the Mitchell’s Restaurants to a third party. For financial reporting purposes, the Mitchell’s Restaurants are classified as a discontinued operation for all periods presented and, as of December 28, 2014, the assets are classified as held for sale.

During 2015, we are celebrating the 50th anniversary of the founding of Ruth’s Chris Steak House. The Ruth’s Chris menu features a broad selection of high-quality USDA Prime- and Choice-grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling” and topped with butter—complemented by other traditional menu items inspired by our New Orleans heritage. The Ruth’s Chris restaurants reflect the fifty year commitment to the core values instilled by our founder, Ruth Fertel, of caring for our guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere.

Our Ruth’s Chris restaurants cater to special occasion diners and frequent customers, in addition to the business clientele traditionally served by upscale steakhouses, by providing a dining experience designed to appeal to a wide range of guests. We believe our focus on creating this broad appeal provides us with opportunities to expand into a wide range of markets, including many markets not traditionally served by upscale steakhouses. We offer USDA Prime- and Choice-grade steaks that are aged and prepared to exact company standards and cooked in 1,800-degree broilers. We also offer veal, lamb, poultry and seafood dishes and a broad selection of appetizers. We complement our distinctive food offerings with an award-winning wine list. During the fiscal year 2014, the average check was $76 per person at Company-owned Ruth’s Chris Restaurants.

All Company-owned Ruth’s Chris Steak House restaurants are located in the United States. The franchisee-owned Ruth’s Chris Steak House restaurants include 20 international franchisee-owned restaurants in Aruba, Canada, China (Hong Kong and Shanghai), El Salvador, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. We opened three new Company-owned Ruth’s Chris Steak House restaurants in 2014 – one in Denver, CO in January, one in Gaithersburg, MD in October, and one in Marina del Rey, CA in November. In February 2014, we acquired the franchisee-owned restaurant located in Austin, TX. In February 2015, a new Ruth’s Chris Steak House restaurant opened in St. Petersburg, FL and a restaurant is expected to open in Dallas, TX in 2015. Three new franchisee-owned restaurants opened in 2014 – one in Boise, ID in February, one in Panama City, Panama in September and one in Taipei, Taiwan in December. Due to an expiring lease term, we closed the Ruth’s Chris Steak House in Kansas City, MO in March 2014 after seventeen years of operation. Kansas City will remain one of the areas that we will evaluate for opportunities for future Ruth's Chris Steak House restaurants. Due to local market conditions and disappointing financial results, we negotiated an early termination of the facility lease for the Providence, RI Ruth’s Chris Steak House restaurant, which closed in September 2014.

Sale of Mitchell’s Restaurants

The Company acquired the Mitchell’s Restaurants in 2008. Mitchell’s Fish Market is an eighteen-restaurant upscale seafood concept. Mitchell’s/Cameron’s Steakhouse is a modern American steakhouse three-restaurant concept.

In November 2014, the Company and Landry’s, Inc. and Mitchell’s Entertainment, Inc., an affiliate of Landry’s Inc. (together with Landry’s Inc., Landry’s), entered into an asset purchase agreement (the Agreement). Pursuant to the Agreement, the Company agreed to sell the Mitchell’s Restaurants and related assets to Landry’s for $10 million. The sale of the Mitchell’s Restaurants closed on January 21, 2015. The assets sold consist primarily of leasehold interests, leasehold improvements, restaurant equipment and furnishings, inventory, and related intangible assets, including brand names and trademarks associated with the 21 Mitchell’s Restaurants. Under the terms of the Agreement, Landry’s assumed the Mitchell’s Restaurants’ facility lease obligations and the Company will reimburse Landry’s for gift cards sold prior to the closing date and used at the Mitchell’s Restaurants during the eighteen months following the closing date. Landry’s offered employment to substantially all of the employees of the Mitchell’s Restaurants. For financial reporting purposes, the Mitchell’s Restaurants are classified as a discontinued operation for all periods presented and, as of December 28, 2014, the assets are classified as held for sale.

Change in Accounting for Gift Card Breakage

The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage. Prior to the fourth quarter of fiscal year 2013, we recognized breakage revenue using the delayed method of accounting. At the end of the fourth quarter of fiscal year 2013, we elected to change the Company’s policy for recognizing gift card breakage revenue by changing from the delayed method to the preferable redemption method of accounting. Under the redemption method, breakage revenue is recognized and the gift card liability is derecognized for unredeemed gift cards in proportion to actual gift card redemptions. The impact of the cumulative catch-up adjustment recorded in the fourth quarter of fiscal year 2013 was to reduce gift card breakage revenue by $2.2 million. Inclusive of this adjustment, the Company recognized $804 thousand of gift card breakage revenue in fiscal year 2013. Gift card breakage revenue recognized in fiscal years 2014 and 2012 was $2.6 million and $1.9 million, respectively. Consistent with the cumulative catch-up method of accounting for a change in accounting estimate effected by a change in accounting principle, previously issued financial statements were not revised.

Recap of Fiscal Year 2014 and Fiscal Year 2013 Operating Results

Operating income for fiscal year 2014 increased from fiscal year 2013 by $2.7 million to $39.7 million. Operating income for fiscal year 2014 was favorably impacted by a $21.2 million increase in restaurant sales, which was somewhat offset by increased food and beverage costs and restaurant operating expenses. Higher restaurant sales were attributable both to an increase in the number of customers, as measured by an increase in entrées, and an increase in average check. After-tax income from continuing operations during fiscal year 2014 increased from fiscal year 2013 by $2.2 million to $26.7 million. Net income for fiscal year 2014 was adversely impacted by a $10.3 million loss from discontinued operations. The fiscal year 2014 loss from discontinued operations was largely attributable to the impairment of the assets of the Mitchell’s Restaurants. Fiscal year 2014 net income decreased from fiscal year 2013 by $6.0 million to $16.5 million.

Operating income for fiscal year 2013 increased from fiscal year 2012 by $9.5 million to $37.0 million. Operating income for fiscal year 2013 was favorably impacted by a $11.3 million increase in restaurant sales, which was somewhat offset by increased restaurant operating expenses. It is noteworthy that, because fiscal year 2013 included 52 weeks whereas fiscal year 2012 included 53 weeks, fiscal year 2012 benefited from one more week of sales. After-tax income from continuing operations during fiscal year 2013 increased from fiscal year 2012 by $8.3 million to $24.5 million. Fiscal year 2013 net income increased from fiscal year 2012 by $6.1 million to $22.5 million.

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

Franchise Income. Franchise income includes (1) franchise and development option fees charged to franchisees and (2) royalty income. Franchise royalties consist of 5.0% of adjusted gross sales from each franchisee-owned restaurant. In addition, our more recent franchise agreements require up to a 1.0% advertising fee to be paid by the franchisee, which is applied to national advertising expenditures. Under our prior franchise agreements, the Company would pay 1.0% out of the 5.0% royalty toward national advertising. We evaluate the performance of our franchisees by measuring franchisee-owned restaurant operating weeks, which is impacted by franchisee-owned restaurant openings and closings, and comparable franchisee-owned restaurant sales growth, which together with operating weeks, drives royalty income.

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

RUTH'S HOSPITALITY GROUP, INC AND SUBSIDIARIES
Results of Operations

	Fiscal Year
	2014	2013	2012
Revenues:
Restaurant sales	94.0%	94.4%	94.4%
Franchise income	4.6%	4.7%	4.5%
Other operating income	1.4%	1.0%	1.1%

Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs	31.7%	30.7%	31.6%
Restaurant operating expenses	48.0%	47.9%	48.2%
Marketing and advertising	2.9%	2.9%	3.0%
General and administrative costs	7.0%	8.6%	8.3%
Depreciation and amortization expenses	3.2%	3.2%	3.6%
Pre-opening costs	0.5%	0.2%	0.2%
Loss on impairments	-	-	1.1%
Gain on settlements, net	-	(0.5%)	(0.2%)

Total costs and expenses	88.5%	88.5%	91.1%

Operating income	11.5%	11.5%	8.9%

Other income (expense):
Interest expense	(0.3%)	(0.5%)	(0.8%)
Debt issuance costs written-off	-	-	(0.3%)
Other	(0.1%)	(0.1%)	(0.1%)

Income from continuing operations before income tax expense	11.1%	10.9%	7.7%
Income tax expense	3.4%	3.3%	2.5%

Income from continuing operations	7.7%	7.6%	5.2%

Income (loss) from discontinued operations, net of income taxes	(2.9%)	(0.6%)	0.1%

Net income	4.8%	7.0%	5.3%

Preferred stock dividends	0.0%	0.0%	0.2%
Accretion of preferred stock redemption value	0.0%	0.0%	0.0%

Excess of redemption value over carrying value of preferred shares redeemed	0.0%	0.0%	11.5%

Net income (loss) applicable to preferred and common shareholders	4.8%	7.0%	(6.4%)

Segment Profitability

Segment profitability information for the Company’s two operating segments is presented in Note 18 of the consolidated financial statements. Not all operating expenses are allocated to operating segments. The Ruth’s Chris Steak House Company-owned restaurants, which are all located in North America, are managed as an operating segment. The Ruth’s Chris concept operates within the full-service dining industry, providing similar products to similar customers. The franchise operations are reported as a separate operating segment. No costs are allocated to the franchise operations segment.

	Fiscal Year
	2014	2013	2012

	(Dollar amounts in thousands)
Revenues:
Company-owned steakhouse restaurants	$327,731	$306,539	$294,600
Franchise operations	15,763	15,012	13,836
Unallocated other revenue and revenue discounts	2,603	803	1,849
Total revenues	$346,097	$322,354	$310,285

Segment profits:
Company-owned steakhouse restaurants	$68,230	$67,489	$60,765
Franchise operations	15,763	15,012	13,836
Total segment profit	83,993	82,501	74,601

Unallocated operating income	2,603	803	1,849
Marketing and advertising expenses	(10,076)	(9,341)	(9,158)
General and administrative costs	(24,311)	(27,808)	(25,612)
Depreciation and amortization expenses	(10,917)	(10,229)	(11,050)
Pre-opening costs	(1,630)	(691)	(540)
Loss on impairments	0	0	(3,262)
Gain on settlements, net	0	1,719	683
Interest expense, net	(1,159)	(1,640)	(2,364)
Debt issuance costs written off	0	0	(807)
Other income (expense)	37	(77)	(293)
Income from continuing operations before income tax expense	$38,540	$35,237	$24,047

Fiscal year 2014 segment profits for the Company-owned steakhouse restaurant segment increased by $741 thousand to $68.2 million from fiscal year 2013. The increase was driven by increased revenues. The $751 thousand increase in franchise operations segment profitability is attributable to seven new locations which opened in 2014 and 2013 and to an increase in comparable franchisee-owned restaurant sales.

Fiscal year 2013 segment profits for the Company-owned steakhouse restaurant segment increased by $6.7 million to $67.5 million from fiscal year 2012. The increase was driven by increased revenues. It is noteworthy that fiscal year 2013 included 52 weeks whereas fiscal year 2012 included 53 weeks. The $1.2 million increase in franchise operations segment profitability to $15.0 million is attributable to eight new locations which opened in 2013 and 2012 and to an increase in comparable franchisee-owned restaurant sales.

Fiscal Year 2014 Compared to Fiscal Year 2013

Restaurant Sales. Restaurant sales increased $21.2 million, or 7.0%, to $325.4 million during fiscal year 2014 from fiscal year 2013. The increase was attributable to a $11.0 million increase in comparable Company-owned restaurant sales and $10.2 million from new or relocated restaurants. Excluding discontinued operations, total operating weeks during fiscal year 2014 increased to 3,283 from 3,169 during fiscal year 2013. Comparable Company-owned restaurant sales increased 3.7%, which consisted of a traffic increase of 2.5% and an average check increase of 1.2%.

Franchise Income. Franchise income increased $751 thousand, or 5.0%, to $15.8 million during fiscal year 2014 from fiscal year 2013. The increase was driven primarily by a $504 thousand increase from seven new locations which opened during fiscal years 2014 and 2013. The remaining increase is from an increase in comparable franchisee-owned restaurant sales of 3.4% (which included a 3.5% increase in domestic comparable franchisee-owned restaurant sales and a 3.1% increase in international comparable franchisee-owned restaurant sales).

Other Operating Income. Other operating income increased by $1.8 million to $4.9 million during fiscal year 2014 from fiscal year 2013. Other operating income includes gift card breakage revenue, our share of income from a managed restaurant and miscellaneous restaurant income. Fiscal year 2014 gift card breakage revenue increased $1.5 million from the fiscal year 2013 level. Fiscal year 2013 gift card breakage revenue was reduced by the unfavorable impact of the $2.2 million adjustment for the change in accounting for gift card breakage revenue, which included a revision in expected redemptions based on consumer redemption patterns. Our management fee and our share of income from the Cherokee location was $801 thousand during fiscal year 2014 and $706 thousand during fiscal year 2013.

Food and Beverage Costs. Food and beverage costs increased $9.9 million, or 10.6%, to $103.3 million during fiscal year 2014 from fiscal year 2013. Food and beverage costs, as a percentage of restaurant sales, increased 103 basis points to 31.7% compared to fiscal year 2013 primarily due to 6.0% higher beef costs, partially offset by a cumulative menu pricing increase of 2.6%.

Restaurant Operating Expenses. Restaurant operating expenses increased $10.6 million, or 7.3%, to $156.2 million during fiscal year 2014 from fiscal year 2013. Restaurant operating expenses as a percentage of restaurant sales for fiscal year 2014 was relatively unchanged from fiscal year 2013.

Marketing and Advertising. Marketing and advertising expenses increased $735 thousand to $10.1 million during fiscal year 2014 from fiscal year 2013. The increase in marketing and advertising expenses during fiscal year 2014 was attributable to planned spending.

General and Administrative. General and administrative expenses decreased $3.5 million to $24.3 million during fiscal year 2014 from fiscal year 2013, primarily due to lower incentive-based compensation.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $688 thousand to $10.9 million during fiscal year 2014, primarily due to property additions.

Pre-opening costs. Pre-opening costs increased $939 thousand to $1.6 million during fiscal year 2014, primarily due to three new restaurant openings in 2014 compared to one in 2013.

Gain on Settlements. During fiscal year 2013, the Company settled two loss claims asserted by us which previously arose and recognized an aggregate gain of $1.7 million, net of fees incurred. The majority of the gain pertained to compensation for the Company’s lost operating income awarded by the claims administrator pursuant to the settlement agreement reached in litigation related to the 2010 Deepwater Horizon oil spill in the Gulf of Mexico.

Interest Expense. Interest expense decreased $481 thousand to $1.2 million during fiscal year 2014 from fiscal year 2013. The decrease in expense was primarily due to a lower average debt balance during fiscal year 2014.

Income Tax Expense. During fiscal year 2014, we recognized income tax expense of $11.8 million. During fiscal year 2013, we recognized income tax expense of $10.7 million. The effective tax rate increased to 30.7% during fiscal year 2014 compared to 30.5% during fiscal year 2013. The increase in the effective tax rate in fiscal year 2014 was primarily due to a reduction in state employment tax credits.

Income from Continuing Operations. Income from continuing operations of $26.7 million during fiscal year 2014 increased by $2.2 million compared to fiscal year 2013 due to the factors noted above.

Income (Loss) from Discontinued Operations, net of income taxes. Income (loss) from discontinued operations, net of income taxes during fiscal year 2014 was a loss of $10.3 million compared with a loss of $2.0 million during fiscal year 2013. Discontinued operations includes: the recurring revenues and expenses of restaurants closed or held for sale; impairments and loss on assets of restaurants closed or held for sale; impacts of remeasurement of lease liabilities associated with closed restaurants; and related income taxes. For financial reporting purposes, the Mitchell’s Restaurants are classified as a discontinued operation for all periods presented and, as of December 28, 2014, the assets of the Mitchell’s Restaurants are classified as held for sale.

The fiscal year 2014 loss from discontinued operations is largely attributable to a $15.3 million impairment loss and a $1.8 million loss on the assets of the Mitchell’s Restaurants held for sale. Fiscal years 2013 includes impairments related to the Mitchell’s Restaurants aggregating $2.5 million. Discontinued operations in fiscal year 2013 includes a $1.9 million pre-tax loss attributable to property we lease near the United Nations in Manhattan. We recognized the loss as a consequence of the re-measurement of our lease exit costs due to the subtenant abandoning the property subleased from us.

Net Income. Net income applicable to preferred and common shareholders was $16.5 million during fiscal year 2014 compared to $22.5 million net income during fiscal year 2013.

Fiscal Year 2013 Compared to Fiscal Year 2012

Restaurant Sales. Restaurant sales increased $11.3 million, or 3.9%, to $304.2 million during fiscal year 2013 from fiscal year 2012. The increase was attributable to a $14.9 million increase in comparable Company-owned restaurant sales and $3.8 million from new or relocated restaurants, which was somewhat offset by the impact of fewer operating weeks in fiscal year 2013. Because fiscal year 2013 included 52 weeks whereas fiscal year 2012 included 53 weeks, fiscal year 2012 benefited from one more week of sales; fiscal year 2012 sales included approximately $7.4 million of sales attributable to the 53rd week. Excluding discontinued operations, total operating weeks during fiscal year 2013 decreased to 3,169 from 3,191 during fiscal year 2012. Comparable Company-owned restaurant sales for Ruth’s Chris Steak House increased 5.3% on a 52-week basis, which consisted of a traffic increase of 3.2% and an average check increase of 2.1%.

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

Other Operating Income. Other operating income decreased by $395 thousand to $3.1 million during fiscal year 2013 from fiscal year 2012. Other operating income includes gift card breakage revenue, our share of income from a managed restaurant and miscellaneous restaurant income. Fiscal year 2013 gift card breakage revenue decreased $2.0 million due to the unfavorable impact of the $2.2 million adjustment for the change in accounting for gift card breakage revenue, which included a revision in expected redemptions based on consumer redemption patterns. Our management fee and our share of income from the Cherokee location was $706 thousand during fiscal year 2013 and $162 thousand during fiscal year 2012.

Food and Beverage Costs. Food and beverage costs increased $778 thousand, or 0.8%, to $93.4 million during fiscal year 2013 from fiscal year 2012. Food and beverage costs, as a percentage of restaurant sales, decreased 92 basis points to 30.7% compared to fiscal year 2012 due to a cumulative menu pricing increase of 2.3%, partially offset by the impact of higher beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $4.4 million, or 3.1%, to $145.7 million during fiscal year 2013 from fiscal year 2012. Restaurant operating expenses, as a percentage of restaurant sales, decreased 30 basis points to 47.9% largely due to leveraging higher sales on fixed costs.

Marketing and Advertising. Marketing and advertising expenses increased $183 thousand to $9.3 million during fiscal year 2013 from fiscal year 2012. The increase in marketing and advertising expenses during fiscal year 2013 was attributable to planned advertising spending.

General and Administrative. General and administrative expenses increased $2.2 million to $27.8 million during fiscal year 2013 from fiscal year 2012, primarily due to a $2.2 million increase in performance-based compensation.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased $821 thousand to $10.2 million during fiscal year 2013, primarily due to certain property and equipment becoming fully depreciated.

Loss on impairments. During fiscal year 2012, the Company recognized a $3.0 million loss due to a decline in the estimated fair value of a restaurant’s assets (primarily leasehold improvements), a $395 thousand impairment loss related to a location being sold, partially offset by a $134 thousand gain on asset disposals.

Gain on Settlements. During fiscal year 2013, the Company settled two loss claims asserted by us which previously arose and recognized an aggregate gain of $1.7 million, net of fees incurred. The majority of the gain pertained to compensation for the Company’s lost operating income awarded by the claims administrator pursuant to the settlement agreement reached in litigation related to the 2010 Deepwater Horizon oil spill in the Gulf of Mexico. During fiscal year 2012, the Company reached an agreement to settle certain liabilities pertaining to unclaimed property returns which had not been filed timely. A $683 thousand gain was recognized during the fourth quarter of fiscal year 2012 related to this settlement.

Interest Expense. Interest expense decreased $724 thousand to $1.6 million during fiscal year 2013 from fiscal year 2012. The decrease in expense was primarily due to a lower average debt balance during fiscal year 2013.

Income Tax Expense. During fiscal year 2013, we recognized income tax expense of $10.7 million. During fiscal year 2012, we recognized income tax expense of $7.9 million. The effective tax rate decreased to 30.5% during fiscal year 2013 compared to 32.7% during fiscal year 2012. During fiscal year 2013, the Company recognized a state income tax benefit for employment-related tax credits aggregating $1.0 million generated during the years 2006 through 2012. These prior year state tax credits resulted in a discrete $623 thousand reduction (net of federal and state tax consequences) in income tax expense.

Income from Continuing Operations. Income from continuing operations of $24.5 million during fiscal year 2013 increased by $8.3 million compared to fiscal year 2012 due to the factors noted above.

Income (Loss) from Discontinued Operations, net of income taxes. Income (loss) from discontinued operations, net of income taxes during fiscal year 2013 was a loss of $2.0 million compared with income of $187 thousand during fiscal year 2012. Discontinued operations includes: the recurring revenues and expenses of restaurants closed or held for sale; impairments and loss on assets of restaurants closed or held for sale; impacts of remeasurement of lease liabilities associated with closed restaurants; and related income taxes. For financial reporting purposes, the Mitchell’s Restaurants are classified as a discontinued operation.

The fiscal year 2013 loss from discontinued operations is largely due to a $2.5 million impairment loss on the assets of the Mitchell’s Restaurants and a $1.7 million loss from the re-measurement of our lease exit costs attributable to property we lease near the United Nations in Manhattan. Fiscal year 2012 includes a $1.7 million impairment loss on the assets of a closed restaurant.

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

Liquidity and Capital Resources

Overview

Our principal sources of cash during fiscal year 2014 were net cash provided by operating activities and borrowings under our $100 million senior credit facility. Our principal uses of cash during fiscal year 2014 were for capital expenditures, debt repayments, common stock repurchases and dividend payments. Capital expenditures included the February 2014 acquisition of the Austin, TX Ruth’s Chris Steak House from a franchisee.

Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our statement of cash flows. Except for the receipt of $10 million for the sale of the Mitchell’s Restaurants during the first quarter of fiscal year 2015, we do not anticipate that the sale of the Mitchell’s Restaurants or any of our closed restaurants reported in discontinued operations will have a material impact on the Company’s cash flow during fiscal year 2015.

In May 2013, we announced that our Board of Directors approved a share repurchase program. No shares were repurchased during fiscal year 2013. During fiscal year 2014, a new share repurchase program was approved by our Board of Directors under which the Company is authorized to repurchase up to $50 million of outstanding common stock from time to time. The new share repurchase program replaces the previous share repurchase program announced in May 2013, which has been terminated. During fiscal year 2014, 1,244,065 shares were repurchased under both programs at an aggregate cost of $15.4 million or an average cost of $12.39 per share. All repurchased shares were retired and cancelled. As of December 28, 2014, $44.9 million remained available for future purchases under the new program.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. We paid a quarterly cash dividend of $0.05 per share, or $1.8 million in the aggregate, during each of the first, second, third and fourth quarters of fiscal year 2014. On February 13, 2015, we announced that our Board of Directors declared a quarterly cash dividend of $0.06 per share, or $2.1 million in the aggregate, to be paid on March 12, 2015 to common and restricted stockholders of record as of the close of business on February 26, 2015. Future dividends will be subject to the approval of our Board of Directors.

We believe that our borrowing ability under our senior credit facility coupled with our anticipated cash flow from operations should provide us with adequate liquidity in fiscal year 2015.

Senior Credit Facility

As of December 28, 2014, the Company had an aggregate of $13.0 million of outstanding indebtedness under its $100 million senior credit facility at a weighted average interest rate of 4.16% with approximately $82.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. The 4.16% weighted average interest rate includes a 2.19% interest rate on outstanding indebtedness, plus fees on the Company’s unused borrowing capacity and outstanding letters of credit. As of December 28, 2014, the Company was in compliance with all the covenants under its credit facility.

In February 2012, we entered into a Second Amended and Restated Credit Agreement with Wells Fargo Bank, as administrative agent, and certain other lenders (the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement allows for loan advances plus outstanding letters of credit of up to $100.0 million to be outstanding at any time that the conditions for borrowings are met. The Amended and Restated Credit Agreement sets the interest rates applicable to borrowings based on the Company’s actual leverage ratio, ranging (a) from 2.00% to 2.75% above the applicable LIBOR rate or (b) at the Company’s option, from 1.00% to 1.75% above the applicable base rate.

The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on the Company’s ability to enter into joint ventures, acquisitions and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Amended and Restated Credit Agreement requires the Company to maintain a fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio of 2.50:1.00. The agreement was amended in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchase of common and preferred stock. Junior stock payments made subsequent to December 30, 2012 through the end of the agreement are limited to $100.0 million; $26.8 million of such payments had been made as of December 28, 2014. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default. As of December 28, 2014, the Company was in compliance with the covenants under the Amended and Restated Credit Agreement.

Capital Expenditures

Capital expenditures in fiscal year 2014, which aggregated $20.1 million, pertained primarily to: $7.7 million for restaurant remodel projects; $9.7 million for new restaurants in Denver, CO, Gaithersburg, MD and Marina del Rey, CA; and $2.8 million for the acquisition of the Austin, TX Ruth’s Chris Steak House Restaurant from the owner franchisee. Capital expenditures in fiscal year 2013, which aggregated $15.3 million, pertained primarily to: $8.0 million for various restaurant remodel projects; $2.9 million for the cost of relocating our Houston, TX Ruth’s Chris Steak House; $2.4 million for a new Ruth’s Chris Steak House in Denver, CO which opened in early 2014; and $1.7 million for information technology projects. Capital expenditures in fiscal year 2012, which aggregated $11.5 million, pertained primarily to $7.7 million for various remodel projects and $3.0 million for a new Ruth’s Chris Steak House in Cincinnati, OH.

We anticipate capital expenditures in fiscal year 2015 will be approximately $20 to $23 million. We currently expect to open two to three Company-owned restaurants at leased locations in fiscal year 2015.

Repurchase of Preferred Stock

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

 Cash Flows

The following table summarizes our primary sources and uses of cash (in thousands):

	Fiscal Year
	2014	2013	2012

Net cash provided by (used in):
Operating activities	$43,348	$47,796	$53,324
Investing activities	(20,016)	(14,207)	(11,296)
Financing activities	(29,617)	(30,912)	(38,044)
Net increase (decrease) in cash and cash equivalents	$(6,285)	$2,677	$3,984

Operating Activities. Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising and general and administrative costs. Operating activities provided cash flow all three fiscal years primarily because operating revenues have exceeded cash-based expenses. Cash provided by operating activities decreased $4.4 million in fiscal year 2014 compared to fiscal year 2013 primarily due to $2.1 million from the fiscal year 2014 payments of fiscal year 2013 performance-based compensation and $3.8 million from the timing of when credit card sales are received around the end of the fiscal year. Cash provided by operating activities decreased $5.5 million in fiscal year 2013 compared to fiscal year 2012 primarily due to $2.0 million from the fiscal year 2013 payments of fiscal year 2012 performance-based compensation liabilities and a $2.5 million payment to settle certain liabilities pertaining to unclaimed property.

Investing Activities. Cash used in investing activities in all three fiscal years pertained primarily to capital expenditure projects.

Financing Activities. Financing activities used cash in all three years. During fiscal year 2014, we: reduced the debt outstanding under our senior credit facility by $6.0 million; used $15.4 million to repurchase common stock; paid $3.1 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options; and paid dividends of $7.1 million. We paid $3.1 million in taxes in connection with the vesting of restricted stock and the exercise of stock options because some recipients elected to satisfy their individual minimum tax withholding obligations by having us withhold a number of vested shares of restricted stock and/or a number of shares otherwise issuable pursuant to stock options, in each case in an amount having a value on the date of vesting or exercise equal to a recipient’s minimum federal and state withholding taxes. During fiscal year 2013, we reduced the debt outstanding under our senior credit facility by $26.0 million and paid dividends of $4.3 million. Cash used in financing activities in fiscal year 2012 was the net result of $60.2 million cash used to repurchase all of our outstanding preferred stock and the $23.0 million proceeds from net additional borrowings under our senior credit facility.

Contractual Obligations

The following table summarizes our contractual obligations as of December 28, 2014:

	Payments due by period
		Less than	1-2	3-5	More than
	Total	1 year	years	years	5 years
	(in millions)
Long-term debt obligations	$14.2	$0.5	$0.5	$13.2	$-
Operating lease obligations - Mitchell's Restaurants	67.6	5.5	5.6	15.0	41.5
Other operating lease obligations	211.0	20.6	20.3	52.4	117.7
Total	$292.8	$26.6	$26.4	$80.6	$159.2

Long-term debt obligations include principal maturities and expected interest payments. Expected interest payments were estimated using the weighted average interest rate of 4.16% under our senior credit facility as of December 28, 2014. Operating lease obligations do not include contingent rent, common area maintenance, property taxes and other pass through charges from our landlords. The above table does not include recorded liabilities to vendors or employees nor does it include routine purchase commitments for food and supplies.

Pursuant the terms of the Agreement, upon closing of the sale of the Mitchell’s Restaurants in January 2015, Landry’s assumed the lease obligations of the Mitchell’s Restaurants. However, the Company has guaranteed Landry’s lease obligations aggregating $40.2 million under nine of the leases. Landry’s indemnified the Company in the event of a default under any of the leases.

Off-Balance Sheet Arrangements

As of December 28, 2014, we do not have any off-balance sheet arrangements.

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

At the end of the fourth quarter of fiscal year 2013, the Company concluded it had accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow management to reasonably and objectively determine an estimated gift card breakage rate and the pattern of gift card redemptions. As a result, the Company elected to change its policy for recognizing gift card breakage revenue by changing from the delayed method to the redemption method of accounting. Under the redemption method, breakage revenue is recognized and the gift card liability is derecognized for unredeemed gift cards in proportion to actual gift card redemptions. The Company believes that the redemption method is preferable to the delayed method because it better reflects the gift card earnings process resulting in the recognition of breakage revenue over the period of gift card redemptions (i.e., over the performance period) and because the new method makes the Company’s financial statements more comparable with its primary competitors. The Company will continue to review historical gift card redemption information to assess the reasonableness of projected gift card breakage rates and patterns of redemption. Future gift card usage may be different than our historical experience and as result our estimate of cards not expected to be redeemed is subject to inherent uncertainty. If actual redemption activity differs significantly from our historical experience our deferred revenue liability and results of operations could be materially impacted.

Impairment of the Assets of the Mitchell’s Restaurants

During the third quarter of fiscal year 2014, the Company reassessed its asset grouping specific to its Mitchell’s Fish Market and Mitchell’s/Cameron’s Steakhouse restaurants (the Mitchell’s Restaurants) under FASB ASC Topic 360, “Property, Plant and Equipment,” and concluded that it was appropriate to change the asset group from the individual restaurant unit to the set of Mitchell’s Restaurants. As a result of the reassessment, the Company determined that a triggering event had occurred requiring an impairment evaluation of its trademarks and long-lived assets. Consequently, during the third quarter of fiscal year 2014, the Company recorded an impairment loss aggregating to $15.3 million. Specifically, the Company recorded a $7.3 million impairment loss related to trademark intangible assets and an $8.0 million impairment loss related to long-lived assets (primarily leasehold improvements). The impairment of both the trademark intangible assets and the long-lived assets was measured based on the amount by which the carrying amount of assets exceeded fair value. Fair value was estimated based on both the market and income approaches utilizing market participant assumptions reflecting all available information as of the balance sheet date. In November 2014, the Company agreed to sell its Mitchell’s Restaurants and related assets to a third party for $10 million. The sale of the Mitchell’s Restaurants closed on January 21, 2015. The assets sold consist primarily of leasehold interests, leasehold improvements, restaurant equipment and furnishings, inventory, and related intangible assets, including brand names and trademarks associated with the Mitchell’s Restaurants. The assets and related liabilities of the Mitchell’s Restaurants are classified as held for sale in the consolidated balance sheet as of December 28, 2014. A $1.8 million loss on assets held for sale was recorded in the fourth quarter of fiscal year 2014. The results of operations and impairment charges pertaining to the Mitchell’s Restaurants have been classified as discontinued operations in the consolidated statements of income for all periods presented.

Impairment of Long-Lived Assets

We review property and equipment (which includes leasehold improvements) for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flow and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of permanent impairment. In determining future cash flows, we make significant estimates with respect to future operating results of each restaurant over the expected remaining life of the primary asset in the restaurant. If assets are determined to be impaired, the loss on impairment is measured by calculating the amount by which the asset-carrying amount exceeds its fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record additional losses on impairment on these assets. As noted above, during third quarter of fiscal year 2014, an $8.0 million impairment loss was recorded related to the long-lived assets of the Mitchell’s Restaurants.

During fiscal year 2013, the Company recognized a $2.1 million impairment loss due to a decline in the estimated fair value of one restaurant’s assets (primarily leasehold improvements). The decline in estimated fair value was attributable to decreases in that restaurant’s projected profitability. The fiscal year 2013 impairment loss related to a Mitchell’s restaurant and has been reclassified to discontinued operations. During fiscal year 2012, we recorded a $395 thousand impairment related to a location being sold and two impairment losses aggregating $4.7 million due to declines in the estimated fair value of the assets (which consisted primarily of leasehold improvements). Approximately $1.7 million of 2012 impairment loss, which related to a Mitchell’s restaurant, has been reclassified to discontinued operations. The declines in estimated fair value were primarily attributable to management’s assessment that our expected lease term would be shortened. Management reviewed the lease terms and expected cash flows for these restaurants and determined that we are not likely to extend our lease terms under certain of our existing lease agreements.

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

Valuation and Recoverability of Goodwill, Franchise Rights and Trademarks

Goodwill, franchise rights and trademarks arose primarily from our acquisition of franchisee-owned Ruth’s Chris restaurants and our acquisition of Mitchell’s Fish Markets. The most significant acquisitions were completed in 1996, 1999, 2006, 2007 and 2008. Goodwill, trademarks and franchise rights acquired prior to 2008 are not subject to amortization. Such assets must be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A variety of inherently uncertain estimates, judgments and projections are used in both assessing whether there has been an indicator that an impairment of an intangible asset may have occurred and estimating fair value of possibly impaired assets. Management is required to: project future sales and cash flows associated with a specific intangible asset; assess maintenance and capital improvement requirements; estimate the cost of capital (or discount rate) that a market participant would use in assessing value for a specific intangible asset; and anticipate changes in usage and operating performance. Changes in the following will impact future assessments of whether or not our intangible assets have been impaired: our expectations regarding future sales and profitability; the economic environment; competitive conditions; the desirability of restaurant sites; and the cost of capital to the restaurant industry generally and the Company specifically.

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

The goodwill impairment test involves a two-step process. The first step is a comparison of the carrying value of the reporting unit to its fair value. Consistent with the valuation of restaurant operations, the Company utilizes a multiple of EBITDA to approximate the fair value of the reporting unit for purposes of completing Step 1 of the evaluation. The Company considers EBITDA multiples of publicly held companies, including its own, as well as other private reporting unit acquisitions. For reporting units whose estimated fair value exceed its carrying value, no impairment is recorded. As of December 28, 2014, the estimated fair values of all reporting units exceeded their respective carrying values. If a reporting unit’s fair value had not exceeded its carrying value as the balance sheet date, the Company would have completed Step 2 of the evaluation by comparing the implied fair value of goodwill with the net asset value of the reporting unit. The Company would have calculated the implied fair value by allocating the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the unit. The fair values of the reporting units with goodwill on the balance sheet as of December 28, 2014 significantly exceed their financial statement carrying values.

The fair value of our franchise rights are estimated and compared to their carrying value. We estimate the fair value of these intangible assets using an excess earnings approach, which estimates value based upon the discounted value of future cash flow expected to be generated by Company-owned restaurants in the acquired trade area, net of all contributory asset returns. This calculation requires market based assumptions related to projected cash flows, projected capital expenditures, as well as a discount rate. We recognize an impairment loss when the estimated fair value of the franchise rights is less than its carrying value. We completed our impairment test of our franchise rights and concluded as of the date of the test, there was no impairment because the estimated fair value significantly exceeded the financial statement carrying value as of December 28, 2014.

The fair value of our acquired trademarks are estimated and compared to the financial statement carrying value. We recognize an impairment loss when the estimated fair value of a trademark is less than its carrying value. To determine the fair value of trademarks we use a relief-from-royalty valuation approach. This approach assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future revenue growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. As noted above, during the third quarter of fiscal year 2014, a $7.3 million impairment loss was recorded related to the brand names and trademarks of the Mitchell’s Restaurants. The fiscal year 2014 impairment loss has been reclassified to discontinued operations. The decline in estimated fair value and corresponding impairment of the Mitchell’s trademarks was based on reduced revenue growth expectations, a reduced assumed royalty rate and an increase in the discount rate. During the fourth quarter of fiscal year 2013, a $400 thousand loss on the impairment of an ancillary trademark not expected to be used was recorded. The fiscal year 2013 impairment loss has been reclassified to discontinued operations. The remaining Mitchell’s trademarks are classified as assets held for sale as of December 28, 2014.

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

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, “Income Taxes” (Topic 740). Topic 740 establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We recognize deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities resulted in a net deferred tax asset, an evaluation is made of the probability of our ability to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. The realization of such net deferred tax will generally depend on whether we will have sufficient taxable income of an appropriate character within the carry-forward period permitted by the tax law. Without sufficient taxable income to utilize the deductible amounts and carry forwards, the related tax benefits will expire unused. We have evaluated both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Measurement of deferred items is based on enacted tax laws.

Recent Accounting Pronouncements for Future Application

Accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 28, 2014, the Company had $13.0 million of variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical 100 basis point change in interest rates as of December 28, 2014 would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2014 of approximately $0.1 million.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations. Franchise fee revenue from international locations aggregated $3.2 million and $3.0 million in fiscal years 2014 and 2013, respectively.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. As of December 28, 2014, we have not negotiated set pricing for any beef requirements for 2015. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. Ceteris paribus, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $4 million to $5 million for fiscal year 2015.

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

Effects of Inflation

Components of the Company’s operations subject to inflation include food, beverage, lease and labor costs. The Company’s leases require it to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. The Company believes that general inflation, excluding increases in food and employee health plan costs, has not had a material impact on its results of operations in recent years. Additionally, increases in statutory minimum wage rates may increase our operating costs. During 2014, governmental entities acted to increase minimum wage rates in several states wherein Company-owned restaurants are located. The increased minimum wage rates are expected to increase employee compensation and related taxes by approximately $800 thousand in fiscal year 2015 compared to fiscal year 2014. Also, the U.S. government may act to increase the federal minimum wage rate.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements, together with the related notes and report of independent registered public accounting firm, are set forth in the pages indicated in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 28, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2014 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2014. In making this assessment, management applied the criteria based on the “Internal Control—Integrated Framework (1992)” set forth by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of the Company’s internal control over financial reporting. Based upon this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 28, 2014.

KPMG LLP, the Company’s independent registered public accounting firm, has audited the financial statements included herein and issued an audit report on the Company’s internal control over financial reporting as of December 28, 2014, which follows.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ending December 28, 2014, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ruth’s Hospitality Group, Inc.:

We have audited Ruth’s Hospitality Group, Inc.’s internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ruth’s Hospitality Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ruth’s Hospitality Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ruth’s Hospitality Group, Inc. and subsidiaries as of December 28, 2014 and December 29, 2013, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 28, 2014, and our report dated March 10, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Orlando, Florida

March 10, 2015

Certified Public Accountants

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

The following table summarizes the number of stock options issued and shares of restricted stock granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 28, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options,Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under an Equity Compensation Plan (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2005 Long-Term Equity Incentive Plan	1,009,155	$11.62	2,788,943

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

March 10, 2015

RUTH’S HOSPITALITY GROUP, INC.

By:	/s/ MICHAEL P. O’DONNELL
Michael P. O’Donnell Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Ruth’s Hospitality Group, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates
/s/ MICHAEL P. O’DONNELL	Chairman of the Board, President and Chief	March 10, 2015
Michael P. O’Donnell	Executive Officer (Principal Executive Officer)

/s/ ARNE G. HAAK	Executive Vice President and Chief Financial	March 10, 2015
Arne G. Haak	Officer (Principal Financial Officer)

/s/ MARK W. OSTERBERG	Vice President of Accounting and Chief	March 10, 2015
Mark W. Osterberg	Accounting Officer (Principal Accounting Officer)

/s/ ROBIN P. SELATI	Lead Director	March 10, 2015
Robin P. Selati

/s/ CARLA R. COOPER	Director	March 10, 2015
Carla R. Cooper

/s/ BANNUS B. HUDSON	Director	March 10, 2015
Bannus B. Hudson

/s/ ROBERT S. MERRITT	Director	March 10, 2015
Robert S. Merritt

/s/ ALAN VITULI	Director	March 10, 2015
Alan Vituli

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ruth’s Hospitality Group, Inc.:

We have audited the accompanying consolidated balance sheets of Ruth’s Hospitality Group, Inc. and subsidiaries as of December 28, 2014 and December 29, 2013, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 28, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ruth’s Hospitality Group, Inc. and subsidiaries as of December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ruth’s Hospitality Group, Inc.’s internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, the Company elected to change its method of accounting for the recognition of gift card breakage income in 2013. That change was effected by and is inseparable from the effects of the Company’s 2013 changes in estimated gift card breakage rates and the estimated pattern of actual gift card redemptions.

/s/    KPMG LLP

Orlando, Florida

March 10, 2015

Certified Public Accountants

RUTH'S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 28,	December 29,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$4,301	$10,586
Accounts receivable, less allowance for doubtful accounts 2014 - $760; 2013 - $779	20,458	13,409
Inventory	7,206	7,913
Assets held for sale	15,119	-
Prepaid expenses and other	1,291	2,484
Deferred income taxes	3,775	4,598
Total current assets	52,150	38,990

Property and equipment, net of accumulated depreciation 2014 - $114,708; 2013 - $122,691	80,354	91,470
Goodwill	24,293	22,097
Franchise rights	32,418	32,200
Trademarks	118	10,276
Other intangibles, net of accumulated amortization 2014 - $2,920; 2013 - $2,703	2,476	5,804
Deferred income taxes	25,054	24,984
Other assets	1,704	2,260
Total assets	$218,567	$228,081
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	13,414	$14,965
Accrued payroll	15,304	18,128
Accrued expenses	11,065	8,457
Deferred revenue	34,552	31,836
Liabilities associated with assets held for sale	4,869	-
Other current liabilities	7,277	7,217
Total current liabilities	86,481	80,603

Long-term debt	13,000	19,000
Deferred rent	19,990	23,235
Other liabilities	2,785	4,590
Total liabilities	122,256	127,428

Commitments and contingencies (Note 11)	-	-

Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 34,333,858 shares issued and outstanding at December 28, 2014 34,990,170 shares issued and outstanding at December 29, 2013	343	350
Additional paid-in capital	155,455	169,107
Accumulated deficit	(59,487)	(68,804)
Treasury stock, at cost; 71,950 shares at December 28, 2014 and December 29, 2013	-	-
Total shareholders' equity	96,311	100,653
Total liabilities, and shareholders' equity	$218,567	$228,081

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar amounts in thousands, except share and per share data)

	Fiscal Year Ended
	December 28,	December 29,	December 30,
	2014	2013	2012
Revenues:
Restaurant sales	$325,437	$304,200	$292,912
Franchise income	15,763	15,012	13,836
Other operating income	4,897	3,142	3,537
Total revenues	346,097	322,354	310,285

Costs and expenses:
Food and beverage costs	103,259	93,386	92,608
Restaurant operating expenses	156,242	145,664	141,227
Marketing and advertising	10,076	9,341	9,158
General and administrative costs	24,311	27,808	25,612
Depreciation and amortization expenses	10,917	10,229	11,050
Pre-opening costs	1,630	691	540
Loss on impairments	-	-	3,262
Gain on settlements, net	-	(1,719)	(683)
Total costs and expenses	306,435	285,400	282,774

Operating income	39,662	36,954	27,511

Other income (expense):
Interest expense	(1,159)	(1,640)	(2,364)
Debt issuance costs written-off	-	-	(807)
Other	37	(77)	(293)
Income from continuing operations before income tax expense	38,540	35,237	24,047
Income tax expense	11,830	10,744	7,855
Income from continuing operations	26,710	24,493	16,192
Discontinued operations:
Income (loss) from discontinued operations, net of income tax benefit: 2014 ($7,472); 2013-($2,426); 2012-($1,236)	(10,255)	(2,004)	187
Net income	16,455	22,489	16,379
Preferred stock dividends	-	-	514
Accretion of preferred stock redemption value	-	-	73

Excess of redemption value over carrying value of preferred shares redeemed	-	-	35,776
Net income (loss) applicable to preferred and common shareholders	$16,455	$22,489	$(19,984)

Basic earnings (loss) per common share:
Continuing operations	$0.76	$0.71	$(0.59)
Discontinued operations	(0.29)	(0.06)	0.01
Basic earnings (loss) per share	$0.47	$0.65	$(0.58)

Diluted earnings (loss) per common share:
Continuing operations	$0.75	$0.69	$(0.59)
Discontinued operations	(0.29)	(0.06)	0.01
Diluted earnings (loss) per share	$0.46	$0.63	$(0.58)

Shares used in computing earnings (loss) per common share:
Basic	34,955,760	34,761,160	34,313,636
Diluted	35,415,483	35,784,430	34,313,636
Dividends declared per common share	$0.20	$0.12	$-

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(Amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Shareholders'
	Shares	Value	Capital	Deficit	Shares	Value	Equity

Balance at December 25, 2011	34,150	$341	$200,525	$(102,880)	72	$-	$97,986

Net income	-	-	-	16,379	-	-	16,379

Preferred stock dividends	-	-	-	(514)	-	-	(514)
Accretion of preferred stock redemption value	-	-	(73)	-	-	-	(73)

Excess of redemption value over carrying value of Preferred Shares redeemed	-	-	(35,776)	-	-	-	(35,776)

Shares issued under stock compensation plan	284	3	406	-	-	-	409

Stock-based compensation	-	-	2,322	-	-	-	2,322
Balance at December 30, 2012	34,434	344	167,404	(87,015)	72	-	80,733

Net income	-	-	-	22,489	-	-	22,489

Cash dividends	-	-	-	(4,278)	-	-	(4,278)
Shares issued under stock compensation plan net of shares withheld for tax effects	556	6	(1,772)	-	-	-	(1,766)

Excess tax benefit from stock based compensation	-	-	1,132	-	-	-	1,132

Stock-based compensation	-	-	2,343	-	-	-	2,343
Balance at December 29, 2013	34,990	350	169,107	(68,804)	72	-	100,653

Net income	-	-	-	16,455	-	-	16,455

Cash dividends	-	-	-	(7,138)	-	-	(7,138)

Repurchase of common stock	(1,244)	(12)	(15,397)	-	-	-	(15,409)

Shares issued under stock compensation plan net of shares withheld for tax effects	588	6	(2,945)	-	-	-	(2,939)

Excess tax benefit from stock based compensation	-	-	1,868	-	-	-	1,868

Stock-based compensation	-	-	2,821	-	-	-	2,821
Balance at December 28, 2014	34,334	$343	$155,455	$(59,487)	72	$-	$96,311

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Fiscal Year Ended
	December 28,	December 29,	December 30,
	2014	2013	2012
Cash flows from operating activities:
Net income	$16,455	$22,489	$16,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,185	13,060	14,556
Deferred income taxes	753	6,093	3,224
Non-cash interest expense	421	421	476
Debt issuance costs written-off	-	-	807
Loss on impairment and asset disposals	15,805	3,262	4,955
Amortization of below market lease	129	129	129
Gain on the settlement of unclaimed property liabilities	-	-	(683)
Stock-based compensation expense	2,821	2,343	2,322
Changes in operating assets and liabilities:
Accounts receivables	(7,049)	(2,114)	1,420
Inventories	(151)	8	(563)
Prepaid expenses and other	1,193	(621)	(415)
Other assets	200	225	48
Accounts payable and accrued expenses	(2,669)	3,036	7,931
Deferred revenue	2,717	622	1,132
Deferred rent	50	(1,123)	1,321
Other liabilities	(512)	(34)	285

Net cash provided by operating activities	43,348	47,796	53,324

Cash flows from investing activities:
Acquisition of property and equipment	(17,365)	(15,311)	(11,457)
Acquisition of franchise restaurant, net of cash acquired	(2,800)	-	-
Proceeds on disposal of property and equipment	149	1,104	161

Net cash used in investing activities	(20,016)	(14,207)	(11,296)

Cash flows from financing activities:
Principal repayments on long-term debt	(32,000)	(32,500)	(47,000)
Principal borrowings on long-term debt	26,000	6,500	70,000
Repurchase of common stock	(15,409)	-	-
Redemption of Series A 10% redeemable convertible preferred stock	-	-	(59,740)
Cash dividend payments	(7,138)	(4,278)	(1,103)
Excess tax benefits from stock compensation	1,868	1,132	16
Tax payments from the vesting of restricted stock and option exercises	(3,121)	(1,974)	-
Deferred financing costs	-	-	(610)
Proceeds from exercise of stock options	183	208	393

Net cash used in financing activities	(29,617)	(30,912)	(38,044)

Net increase (decrease) in cash and cash equivalents	(6,285)	2,677	3,984
Cash and cash equivalents at beginning of period	10,586	7,909	3,925
Cash and cash equivalents at end of period	$4,301	$10,586	$7,909

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$709	$1,272	$1,983
Income taxes	$2,135	$2,383	$2,643

Noncash investing and financing activities:
Excess accrual-based acquisition of property and equipment	$1,243	$1,213	$(117)

See accompanying notes to consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) The Company, Organization and Description of Business

Ruth’s Hospitality Group, Inc. and its subsidiaries (the Company) operate Ruth’s Chris Steak House restaurants and sell franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement.

At December 28, 2014, there were 143 Ruth’s Chris Steak House restaurants, of which 65 were Company-owned, 77 were franchisee-owned, and one location was operating under a management agreement. All Company-owned restaurants are located in the United States. The franchisee-owned restaurants include 20 international restaurants in Aruba, Canada, China (Hong Kong and Shanghai), El Salvador, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. A Ruth’s Chris Steak House located at Harrah’s Casino in Cherokee, NC operates under a management agreement between the Company and the Eastern Band of Cherokee Indians. Six new Ruth’s Chris Steak House locations opened during fiscal year 2014, including three Company-owned restaurants and three franchisee-owned restaurants. The Company opened three new Company-owned Ruth’s Chris Steak House restaurants in 2014 – one in Denver, CO in January, one in Gaithersburg, MD in October, and one in Marina del Rey, CA in November. In February 2014, the Company acquired a franchisee-owned restaurant located in Austin, TX.

As of December 28, 2014, the Company also operated eighteen Mitchell’s Fish Markets and three Mitchell’s/Cameron’s Steakhouse restaurants (collectively, the Mitchell’s Restaurants), located primarily in the Midwest and Florida. On January 21, 2015, the Company sold the Mitchell’s Restaurants to a third party. For financial reporting purposes, the Mitchell’s Restaurants are classified as a discontinued operation for all periods presented and, as of December 28, 2014, the assets and liabilities are classified as held for sale. See Notes 3, 4 and 5 for additional information regarding the Mitchell’s Restaurants and the sale.

The following table summarizes the changes in the number of Company-owned Ruth’s Chris Steak House restaurants and franchisee-owned restaurants during the thirteen and fifty-two weeks ended December 28, 2014.

	13 Weeks Ending				52 Weeks Ending
	December 28, 2014				December 28, 2014

Ruth's Chris Steak House	Company	Franchised	Managed	Total	Company	Franchised	Managed	Total
Beginning of period	63	76	1	140	63	75	1	139
Acquired	0	0	0	0	1	0	0	1
Sold	0	0	0	0	0	1	0	1
New	2	1	0	3	3	3	0	6
Closed	0	0	0	0	2	0	0	2
End of period	65	77	1	143	65	77	1	143
% of total	45%	54%	1%	100%	45%	54%	1%	100%

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The Company utilizes a 52- or 53-week reporting period ending on the last Sunday of December. The periods ended December 28, 2014 (fiscal year 2014) and December 29, 2013 (fiscal year 2013) each had a 52-week reporting period. The period ended December 30, 2012 (fiscal year 2012) had a 53-week reporting period. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the current year presentation. Most significantly, the results of the Mitchell’s Restaurants have been reclassified as a discontinued operation.

(b) Change in Accounting for Gift Card Breakage

The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage. Prior to the fourth quarter of fiscal year 2013, the Company recognized breakage revenue using the delayed method of accounting. At the end of the fourth quarter of fiscal year 2013, the Company elected to change its policy for recognizing gift card breakage revenue by changing from the delayed method to the preferable redemption method of accounting. Under the redemption method, breakage revenue is recognized and the gift card liability is derecognized for unredeemed gift cards in proportion to actual gift card redemptions. The impact of the cumulative catch-up adjustment recorded in the fourth quarter of fiscal year 2013 was to reduce gift card breakage revenue by $2.2 million. Inclusive of this adjustment, the Company recognized $804 thousand of gift card breakage revenue in fiscal year 2013. Gift card breakage revenue recognized in fiscal years 2014 and 2012 was $2.6 million and $1.9 million, respectively. Consistent with the cumulative catch-up method of accounting for a change in accounting estimate effected by a change in accounting principle, previously issued financial statements were not revised.

(c) Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (ASU 2014-08), which changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. ASU 2014-08 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2014. The Company believes that the new guidance will not have a material impact on the consolidated results of operations or on the financial position, except that individual restaurants closed after the adoption of the guidance will generally not be classified as discontinued operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. The new standard is effective for interim and annual periods in fiscal years beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

(d) Contingencies

The Company recognizes liabilities for contingencies when there is an exposure that indicates it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of impairment or loss can be reasonably estimated.

(e) Cash Equivalents

For purposes of the consolidated financial statements, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company has included outstanding checks totaling $7.6 million and $10.1 million at December 28, 2014 and December 29, 2013, respectively, in “Accounts payable” and “Accrued payroll” in the consolidated balance sheets. Changes in such amounts are reflected in cash flows from operating activities in the consolidated statements of cash flows.

(f) Accounts Receivable

Accounts receivable consists primarily of bank credit cards receivable, landlord contributions, franchise royalty payments receivable, banquet billings receivable and other miscellaneous receivables.

(g) Allowance for Doubtful Accounts

The Company performs a specific review of account balances and applies historical collection experience to the various aging categories of receivable balances in establishing an allowance.

(h) Inventories

Inventories consist of food, beverages and supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(i) Property and Equipment, net

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

(j) Goodwill, Franchise Rights and Trademarks

Goodwill and trademarks acquired in a purchase business combination that are determined to have an indefinite useful life are not amortized, but tested for impairment at least annually in accordance with the provisions of FASB ASC Topic 350, “Intangibles-Goodwill and Other.” Goodwill and trademarks are tested annually for impairment on a reporting unit basis and more frequently if events and circumstances indicate that the asset might be impaired. For purposes of testing goodwill impairment, a reporting unit is defined as a group of restaurants with similar economic characteristics. For purposes of testing trademark impairment, a reporting unit is defined as a group of acquired restaurants sharing a common trade name. An impairment loss is recognized to the extent that the financial statement carrying amount exceeds the asset’s fair value.

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

(k) Impairment or Disposal of Long-Lived Assets

In accordance with FASB ASC Topic 360-10, “Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets,” (Topic 360-10), long lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the financial statement carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Key assumptions in the determination of fair value are the future after-tax cash flows of the restaurant and discount rate. The after-tax cash flows incorporate reasonable sales growth and margin improvement assumptions that would be expected by a franchisee in the determination of a purchase price for the restaurant. Estimates of future cash flows are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions. The discount rate used in the fair value calculations is our estimate of the required rate of return that a market participant would expect to receive when purchasing a similar restaurant or groups of restaurants and the related long-lived assets. The discount rate incorporates rates of returns for historical refranchising market transactions and is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the consolidated balance sheets. Assets are classified as held for sale when certain criteria are met, including the requirement that it is probable that the assets will be disposed of within one year. Assets classified as held for sale are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated. We account for exit or disposal activities, including restaurant closures, in accordance with Topic 360-10. Such costs include the cost of disposing of the assets as well as other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability under FASB ASC Topic 420, “Exit and Disposal Cost Obligations” for the net present value of any remaining lease obligations, net of estimated sublease income. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. Upon disposal of the assets associated with a closed restaurant, any gain or loss is recorded in the same line within our consolidated statements of income as the original impairment.

(l) Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining bank and other long-term financing. The Company paid financing costs of $0, $0, and $610 thousand in fiscal years 2014, 2013 and 2012, respectively, and amortizes these costs using a method that approximates the effective interest method over the term of the related financing. Amortization of deferred financing costs was $421 thousand, $421 thousand, and $476 thousand in fiscal years 2014, 2013 and 2012, respectively, and is included in interest expense on the consolidated statements of income. As a result of the February 2012 amendment to the senior credit facility, $807 thousand of previously deferred financing costs were written off because of a change in the participants of the lending group.

(m) Revenues

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

(n) International Revenues

The Company currently has 20 international franchisee-owned restaurants in Aruba, Canada, China, El Salvador, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. In accordance with its franchise agreements relating to these international restaurants, the Company receives royalty revenue from these franchisees in U.S. dollars. Franchise fee revenues from international restaurants were $3.2 million, $3.0 million and $2.7 million in fiscal years 2014, 2013 and 2012, respectively.

(o) Rent

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

(p) Marketing and Advertising

Marketing and advertising expenses in the accompanying consolidated statements of income include advertising expenses of $6.1 million, $6.1 million and $5.8 million in fiscal years 2014, 2013 and 2012, respectively. Advertising costs are expensed as incurred.

(q) Insurance Liability

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

(r) Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with FASB ASC Topic, “Compensation—Stock Compensation, (Topic 718). Stock-based compensation cost includes compensation cost for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of Topic 718. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award.

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

The Company applies the provisions of FASB ASC Topic 740, “Income Taxes” (Topic 740). Topic 740 requires that a position taken or expected to be taken in a tax return be recognized (or derecognized) in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense.

(u) Earnings Per Share

Basic earnings per common share is computed under the two-class method in accordance with ” FASB ASC Topic 260, “Earnings Per Share”. Under the two-class method, a portion of net income is allocated to participating securities, such as the Company’s preferred stock, and therefore is excluded from the calculation of basic earnings per share allocated to common shares. Diluted earnings per common share is computed by dividing the net income applicable to preferred and common shareholders for the period by the weighted average number of common and potential common shares outstanding during the period. Net income, in both the basic and diluted earnings per common share calculations, is reduced by the Company’s preferred stock dividends and accretion of the Company’s preferred stock to its redemption value to arrive at net income applicable to common and preferred shareholders.

(v) Restaurant Acquisition

 In February 2014, the Company acquired the Austin, TX Ruth’s Chris Steak House restaurant and franchise rights from the franchisee owner for $2.8 million in cash. The acquisition price was allocated as follows: goodwill $2.2 million; property and equipment $259 thousand; and other assets $368 thousand. Allocation of the purchase price for the acquisition was based on estimates of the fair value of the net assets acquired. The revenues and expenses of the acquired restaurant are included in the consolidated statement of income from the date of the acquisition.

(3) Mitchell’s Restaurants

As of December 28, 2014, the Company operated eighteen Mitchell’s Fish Markets and three Mitchell’s/Cameron’s Steakhouse restaurants (collectively, the Mitchell’s Restaurants).

During the third quarter of fiscal year 2014, the Company reassessed its asset grouping specific to the Mitchell’s Restaurants under Topic 360 and concluded that it was appropriate to change the asset group from the individual restaurant unit to the set of Mitchell’s Restaurants. As a result of the reassessment, the Company determined that a triggering event had occurred requiring an impairment evaluation of its trademarks and long-lived assets. Consequently, during the third quarter of fiscal year 2014, the Company recorded an impairment loss aggregating to $15.3 million. Specifically, the Company recorded a $7.3 million impairment loss related to trademark intangible assets and an $8.0 million impairment loss related to long-lived assets (primarily leasehold improvements). The impairment of both the trademark intangible assets and the long-lived assets was measured based on the amount by which the carrying amount of assets exceeded fair value. Fair value was estimated based on both the market and income approaches utilizing market participant assumptions reflecting all available information as of the September 28, 2014 balance sheet date. These impairment losses have been reclassified to discontinued operations.

In November 2014, the Company and Landry’s, Inc. and Mitchell’s Entertainment, Inc., an affiliate of Landry’s Inc. (together with Landry’s Inc., Landry’s), entered into an asset purchase agreement (the Agreement). Pursuant to the Agreement, the Company agreed to sell the Mitchell’s Restaurants and related assets to Landry’s for $10 million. The sale of the Mitchell’s Restaurants closed on January 21, 2015. The assets sold consisted primarily of leasehold interests, leasehold improvements, restaurant equipment and furnishings, inventory, and related intangible assets, including brand names and trademarks associated with the 21 Mitchell’s Restaurants. The assets and related liabilities of the Mitchell’s Restaurants are classified as held for sale in the consolidated balance sheet as of December 28, 2014. The results of operations, impairment charges and loss on assets held for sale have been classified as discontinued operations in the consolidated statements of income for all periods presented. No amounts for shared general and administrative costs or interest expense were allocated to discontinued operations. Substantially all direct cash flows related to operating these restaurants were eliminated at the closing date of the sale. The Company’s continuing involvement will be limited to transition services up to four months with minimal impact on cash flows.

During the fourth quarter of fiscal year 2014, the Company recorded a loss on assets held for sale calculated as follows (in thousands):

Selling price	$10,000
Reduction of deferred rent liability	4,869
Assets sold
Property and equipment, net	(8,910)
Trademarks	(2,847)
Other Intangibles	(2,670)
Inventory	(952)
Other liabilities incurred	(350)
Selling costs	(965)
Loss on pending sale	$(1,825)

Under the terms of the Agreement, Landry’s assumed the Mitchell’s Restaurants’ facility lease obligations and the Company will reimburse Landry’s for gift cards that are sold prior to the closing date and used at the Mitchell’s Restaurants during the eighteen months following the closing date. In the Agreement, the Company and Landry’s have made customary representations and warranties and have agreed to customary covenants relating to the sale of the Mitchell’s Restaurants. Specifically, (i) before the closing date, the Company was subject to certain business conduct restrictions with respect to its operation of the Mitchell’s Restaurants, and (ii) for eighteen months following the closing date, neither the Company nor Landry’s will knowingly solicit or employ, or seek to solicit or employ, certain key employees of the other party, subject to certain limited exceptions. Landry’s offered employment to substantially all of the employees of the Mitchell’s Restaurants. The Company and Landry’s have agreed to indemnify each other for losses arising from certain breaches of the Agreement and for certain other liabilities.

The following summarizes the financial statement carrying amounts of assets and liabilities associated with the Mitchell’s Restaurants which are classified as held for sale as of December 28, 2014 (in thousands):

Inventory	$952
Property and equipment, net	8,775
Trademarks	2,847
Other intangibles	2,545
Total assets held for sale	$15,119

Deferred rent liability	$4,869
Total liabilities associated with assets held for sale	$4,869

 (4) Discontinued Operations

The Company accounts for its closed restaurants in accordance with the provisions of Topic 360-10. Therefore, when a restaurant is closed or the restaurant is either held for sale or abandoned, the restaurant’s operations are eliminated from the ongoing operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, are reclassified. Upon the adoption of ASU 2014-08, effective with fiscal year 2015 financial reporting, individual restaurants which are closed after December 2014 will not be classified as discontinued operations. For fiscal years 2014, 2013 and 2012, all impairment charges, loss on disposal and remeasurement of lease liabilities along with restaurant sales, direct recurring costs and expenses and income taxes attributable to restaurants classified as discontinued operations have been aggregated to a single caption entitled income (loss) from discontinued operations, net of tax expense (benefit) in the consolidated statements of income for all periods presented. Income (loss) from discontinued operations, net of tax expense (benefit) is comprised of the following (in thousands):

	Fiscal Year
	2014	2013	2012

Revenues
Mitchell's Restaurants	$73,974	$75,925	$77,197
Other Restaurants	3,386	9,176	11,107
Total revenues	77,360	85,101	88,304

Costs and expenses
Recurring costs and expenses
Mitchell's Restaurants	73,852	75,396	76,502
Other Restaurants	4,115	9,594	11,157
Impairment losses
Mitchell's Restaurants	15,295	2,512	-
Other Restaurants	-	750	1,693
Loss on pending sale of Mitchell's Restaurants	1,825	-	-
Gain on settlement - Mitchell's Restaurants	-	(437)	-
Remeasurement of lease exit liability	-	1,716	-
Total costs and expenses	95,087	89,531	89,352

Loss before income taxes	(17,727)	(4,430)	(1,048)

Income tax benefit	(7,472)	(2,426)	(1,236)

Income (loss) from discontinued operations, net of income taxes	$(10,255)	$(2,004)	$187

In addition to the Mitchell’s Restaurants, discontinued operations for fiscal years 2014, 2013 and 2012 also includes the results of the other closed restaurants. Due to an expiring lease term, the Company closed the Company-owned Ruth’s Chris Steak House in Kansas City, MO in March 2014 after seventeen years of operation. Due to an expiring lease term, the Company closed the Company-owned Ruth’s Chris Steak House restaurant in Phoenix, AZ in March 2013 after 27 years of operation. As the closing of these restaurants coincided with the termination of the lease agreements, the Company did not incur significant expenses related to closing these locations. Due to local market conditions and disappointing financial results, the Company negotiated early terminations of the facility leases for the Stamford, CT Mitchell’s Fish Market restaurant, which closed in March 2014, and the Providence, RI Ruth’s Chris Steak House restaurant, which closed in September 2014. The Company recognized impairment losses of $750 thousand and $1.7 million in fiscal years 2013 and 2012, respectively, related to the Stamford, CT Mitchell’s Fish Market restaurant.

The Company accounts for the exit costs in accordance with the provisions of FASB ASC Topic 420, “Exit or Disposal Cost Obligations,” which requires that such costs be expensed in the periods when such costs are incurred. All of the losses incurred are included in discontinued operations in the accompanying consolidated statements of income. In August 2005, the Company ceased operations at its location near the United Nations in Manhattan. The Company has remaining lease commitments of $0.6 million per fiscal year through September 2016. The Company entered into a sublease agreement in April 2011 in order to recover some of the amounts due under the remaining lease term. As of December 30, 2012, the Company had recorded a contingent lease liability of $0.8 million related to this property which was net of a contra-liability for the present value of anticipated sublease income. In March 2013, the subtenant vacated the property. The Company has commenced legal proceedings to recover all amounts due from the subtenant. Loss from discontinued operations for fiscal year 2013 includes the impact of the re-measurement of the Company’s lease exit costs. The re-measurement included (a) the write-off of the contra liability for the present value of anticipated sublease income and (b) the write-off of past due rent and utility amounts owed by the subtenant. The loss before income taxes on discontinued operations for fiscal year 2013 includes $1.2 million from the location near the United Nations in Manhattan. As of December 28, 2014, the recorded contingent lease liability was $1.2 million.

(5) Fair Value Measurements

Fair value is defined under FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (Topic 820), as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. Topic 820 also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

•

Borrowings under the senior credit facility as of December 28, 2014 and December 29, 2013 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

The Company’s non-financial assets measured at fair value on a non-recurring basis as of the end of fiscal years 2014 and 2013 were as follows (in thousands):

	Fair Value as of December 28, 2014	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment	Valuation Method
Long-lived assets held for sale	$11,320	$-	$11,320	$9,809	Market approach

	Fair Value as of December 29, 2013	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment	Valuation Method
Long-lived assets held and used	$-	$-	$-	$2,112	Income approach

	Fair Value as of December 28, 2014	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment	Valuation Method
Trademarks held for sale	$2,847	$2,847	$7,311	Income approach

	Fair Value as of December 29, 2013	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment	Valuation Method
Trademarks	$-	$-	$400	Income approach

Losses on these assets are recorded as loss on impairment in the accompanying consolidated statements of income. When the operating results of closed or sold restaurants are reclassified to discontinued operations, the impairment losses related to the assets of those closed or sold restaurants are also reclassified to discontinued operations. See Notes 6 and 7 for a description of the valuation techniques used to measure fair value of intangibles and long-lived assets, as well as information used to develop the inputs to the fair value measurements. Total losses on impairment include losses recognized from all non-recurring fair value measurements during each of the fiscal years.

(6) Goodwill, Franchise Rights and Trademarks

During the fourth quarter of each year, the Company completes an analysis to determine if goodwill and certain intangible assets are impaired as of the balance sheet date. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are inherently uncertain.

Franchise Rights

In accordance with FASB ASC Topic 350, owned franchise rights that have been determined to have indefinite lives must be reviewed for potential impairment annually and when triggering events are detected. No impairment charges related to franchise rights were recognized in fiscal years 2014, 2013 or 2012.

To determine the fair value of acquired franchise rights, the Company used a multi-period excess earnings approach. This approach involves projecting after-royalty future earnings, discounting those earnings using an appropriate market discount rate and subtracting a contributory charge for net working capital, property and equipment, assembled workforce and customer relationships to arrive at excess earnings attributable to these franchise rights. The Company calculated the present value of cash flows generated from future excess earnings and determined that the fair values exceeded the financial statement carrying value as of December 28, 2014.

Trademarks

In accordance with FASB ASC Topic 350, owned trademarks that have been determined to have indefinite lives must be reviewed for potential impairment annually and when triggering events are detected. To determine the fair value of the Mitchell’s trademarks, including Mitchell’s Fish Market, Columbus Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse, the Company used a relief-from-royalty valuation approach. This approach assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future revenue growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company did not perform an impairment test as of December 28, 2014, as the Mitchell’s trademarks were recorded as assets held for sale (lower of carrying amount or fair value, less costs to sell).

As discussed in Note (3), during the third quarter of fiscal year 2014, a $7.3 impairment loss related to the trademarks of the Mitchell’s Restaurants was recorded. During the fourth quarter of fiscal year 2013, a $400 thousand loss on impairment of an ancillary trademark not expected to be used was recorded.  No impairment charge related to trademarks was recognized in fiscal year 2012.

Goodwill

No impairment charges related to goodwill were recognized in fiscal years 2014, 2013 or 2012. Goodwill increased $2.2 million during fiscal year 2014 due to the acquisition of the Austin, TX Ruth’s Chris Steak House restaurant.

In performing the fiscal year 2014 evaluation of goodwill impairment under FASB ASC Topic 350-20 Step 1, the Company compared the carrying value of the reporting unit, which is considered to be the steakhouse operating segment, to its fair value. Consistent with the valuation of restaurant operations, the Company utilized a multiple of EBITDA to approximate the fair value of the reporting unit for purposes of completing Step 1 of the evaluation. The Company considered EBITDA multiples of publicly held companies, including its own, as well as recent industry acquisitions. For reporting units whose estimated fair value exceeded its carrying value, no impairment is recorded. As of December 28, 2014, the estimated fair values of all reporting units substantially exceeded their respective carrying values.

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

 The financial statement carrying values of the Company’s franchise rights, trademarks and goodwill were as follows (amounts in thousands):

	Franchise Rights	Trademarks
Balance as of December 29, 2013	$32,200	$10,276
Balance as of December 28, 2014	$32,418	$118

	Gross Goodwill	Accumulated Impairment Losses	Net Carrying Value of Goodwill
Balance as of December 29, 2013	$55,469	$(33,372)	$22,097
Balance as of December 28, 2014	$57,665	$(33,372)	$24,293

Any losses are included in “loss on impairment” in the accompanying consolidated statements of income. When the operating results of closed or sold restaurants are reclassified to discontinued operations, the impairment losses related to the assets of those closed or sold restaurants are also reclassified to discontinued operations.

(7) Property and Equipment, net

Property and equipment consists of the following (amounts in thousands):

	December 28,	December 29,
	2014	2013
Land	$917	$917
Building and building improvements	24,175	23,760
Equipment	31,458	33,066
Computer equipment	9,735	11,518
Furniture and fixtures	16,583	18,946
Automobiles	27	27
Leasehold improvements	108,061	121,768
Construction-in-progress	4,106	4,159
	195,062	214,161
Less accumulated depreciation	(114,708)	(122,691)
	$80,354	$91,470

As discussed in Note (3), during the third quarter of fiscal year 2014, the Company recognized an $8.0 million impairment loss on long-lived assets (primarily leasehold improvements) related to Mitchell’s Restaurants. In addition, during the fourth quarter of fiscal year 2014, the Company recognized a $1.8 million loss on the pending sale related to Mitchell’s Restaurants. During fiscal year 2013, the Company recognized a $2.1 million impairment loss due to a decline in the estimated fair value of one restaurant’s assets (primarily leasehold improvements). The decline in estimated fair value was attributable to decreases in that restaurant’s projected profitability. During fiscal year 2012, the Company recognized an impairment loss on two restaurants aggregating $4.7 million. These impairments were recorded due to declines in the estimated fair value of the assets (which consist primarily of leasehold improvements). The declines in estimated fair value were primarily attributable to management’s assessment that the expected remaining lease terms would be shortened. Management reviewed the lease terms and cash flows of these restaurants and determined that it was not likely that the lease terms would be extended under the existing lease agreements. Additionally, a $395 thousand impairment loss was recognized during fiscal year 2012 on an owned property which was sold to a third party in February 2013. Impairment losses are reclassified to discontinued operations when the restaurant is closed, sold or held for sale.

(8) Long-term Debt

Long-term debt consists of the following (amounts in thousands):

	December 28,	December 29,
	2014	2013

Senior Credit Facility:
Revolving credit facility	$13,000	$19,000
Less current maturities	-	-
	$13,000	$19,000

As of December 28, 2014, the Company had an aggregate of $13 million of outstanding indebtedness under its senior credit facility at a weighted average interest rate of 4.16% with approximately $82.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. The 4.16% weighted average interest rate includes a 2.19% interest rate on outstanding indebtedness, plus fees on the Company’s unused borrowing capacity and outstanding letters of credit.

On February 14, 2012, the Company entered into a Second Amended and Restated Credit Agreement with Wells Fargo Bank, as administrative agent, and certain other lenders (the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement allows for loan advances plus outstanding letters of credit of up to $100.0 million to be outstanding at any time that the conditions for borrowings are met. The Amended and Restated Credit Agreement has a maturity date of February 14, 2017. The Amended and Restated Credit Agreement sets the interest rates applicable to borrowings based on the Company’s actual leverage ratio, ranging (a) from 2.00% to 2.75% above the applicable LIBOR rate or (b) at the Company’s option, from 1.00% to 1.75% above the applicable base rate.

The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on the Company’s ability to enter into joint ventures, acquisitions and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Amended and Restated Credit Agreement requires the Company to maintain a fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio of 2.50:1.00. The agreement was amended in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchase of common and preferred stock. Junior stock payments made subsequent to December 30, 2012 through the end of the agreement are limited to $100 million; $26.8 million of such payments had been made as of December 28, 2014. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default. As of December 28, 2014, the Company was in compliance with the covenants under the Amended and Restated Credit Agreement.

As a result of the February 2012 amendment, $100 thousand of legal fees were incurred in the first quarter of fiscal year 2012. In addition, $807 thousand of previously deferred debt issuance costs were written off because of a change in the participants of the lending group.

(9) Leases

At December 28, 2014, all of the Company-owned Ruth’s Chris Steak House restaurants operated in leased premises, with the exception of the restaurants in Columbus, OH and Ft. Lauderdale, FL, which were owned properties, and the restaurants in Anaheim, CA, Lake Mary, FL, Princeton, NJ and South Barrington, IL, which operate on leased land. The Mitchell’s Fish Market and Mitchell’s Steakhouse restaurants all operated in leased premises. The leases generally provide for minimum annual rental payments and are subject to escalations based, in some cases, upon increases in the Consumer Price Index, real estate taxes and other costs. In addition, certain leases contain contingent rental provisions based upon the sales at the underlying restaurants. Certain leases also provide for rent deferral during the initial term of such lease and/or scheduled minimum rent increases during the terms of the leases. For financial reporting purposes, rent expense is recorded on a straight-line basis over the life of the lease. Accordingly, included in liabilities in the accompanying consolidated balance sheets at December 28, 2014 and December 29, 2013 are accruals related to such rent deferrals and the pro rata portion of scheduled rent increases of approximately $20.0 million and $23.2 million, respectively, net of the current portion included in other current liabilities $2.0 million and $2.1 million, respectively.

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

Future minimum annual rental commitments under operating leases as of December 28, 2014 are as follows (in thousands):

	Mitchell's	All	Company
	Restaurants	Other	Total

2015	$5,487	$20,638	$26,125
2016	5,568	20,341	25,910
2017	5,109	18,873	23,982
2018	4,986	17,310	22,296
2019	4,894	16,055	20,949
Thereafter	41,542	117,735	159,277
	$67,586	$210,952	$278,539

The recognized financial accounting lease liabilities pertaining to the Mitchell’s Restaurants are included in the liabilities associated with assets held for sale caption. Pursuant to the terms of the Agreement, upon closing of the sale of the Mitchell’s Restaurants, Landry’s assumed the lease obligations of the Mitchell’s Restaurants. However, the Company has guaranteed Landry’s lease obligations aggregating $40.2 million under nine of the leases. The Company did not record a financial accounting liability for the lease guarantees, because the likelihood of Landry’s defaulting on the lease agreements was deemed to be remote. Landry’s also indemnified the Company in the event of a default under any of the leases. The Company did record a $250 thousand liability for its letter of credit obligation related to one of the leases.

Rental expense consists of the following and is included in restaurant operating expenses in the accompanying consolidated statements of income (in thousands):

	Fiscal Year
	2014	2013	2012
Minimum rentals	$17,647	$16,424	$16,732
Contingent rentals	2,558	2,456	2,335
	$20,205	$18,880	$19,067

(10) Franchise Operations

The Company franchises Ruth’s Chris Steak House restaurants. The Company executes franchise agreements for each franchisee-owned restaurant, which sets out the terms of its arrangement with the franchisee. The franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. The Company collects ongoing royalties of 5% of sales at franchisee-owned restaurants plus a 1% advertising fee applied to national advertising expenditures. The Company is not required to perform any services for the ongoing royalties and thus these royalties are recognized when the royalties are due from the franchisee on a monthly basis. These ongoing royalties are reflected in the accompanying consolidated statements of income as franchise income. The 1% advertising fee is not recorded as revenue, but rather is recorded as a liability against which specified advertising and marketing costs are charged.

The Company executes an area development agreement with franchisees that gives each franchisee exclusive rights to develop a specific number of restaurants within a specified area. The Company receives a development fee at the time that an area development agreement is executed. The development fee is recognized as revenue as franchisee-owned restaurants are opened. The Company also executes separate, site-specific franchise agreements for each restaurant developed by a franchisee under an area development agreement. The Company charges a site-specific fee at the time the franchise agreement is executed. This fee is related to construction assistance and consulting regarding operating procedures and purchasing. These services are performed prior to the restaurant opening. The Company recognizes the site-specific franchise fee when the related restaurant opens.

The Company currently has 77 franchisee-owned Ruth’s Chris Steak House restaurants, including 20 international restaurants. In January 2013, the Company signed an agreement with the Ko Group for the development of four new franchised Ruth’s Chris Steak House restaurants to be opened in the People’s Republic of China over three years. Three new franchisee-owned restaurants opened in fiscal year 2014 – one in Boise, ID in February, one in Panama City, Panama in September and one in Taipei, Taiwan in December. During fiscal year 2013, four new Ruth’s Chris Steak House franchise locations opened, including a second franchisee-owned restaurant located in San Juan in April 2013, a franchisee-owned restaurant located in Chattanooga, TN in July 2013, a location in Las Vegas, NV operating under a license agreement with the Company and a franchisee-owned restaurant located in Shanghai in December 2013. One of two franchisee-owned restaurants located in Dubai was closed in July 2013. During fiscal year 2012, the Company opened four franchisee-owned restaurants in Dubai, Singapore, San Salvador and Niagara Falls, Ontario. In February 2014, the Company acquired a franchisee-owned restaurant located in Austin, TX. No franchisee-owned restaurants were sold or purchased during fiscal years 2013 or 2012. Franchise income includes opening and development fees and income generated from existing franchisee-owned restaurants. The Company classifies franchise income separately in the consolidated statements of income (in thousands):

	Fiscal Year
	2014	2013	2012

Franchise income:
Income from existing franchise locations	$15,598	$14,612	$13,436
Opening and development fee income	165	400	400
Total franchise income:	$15,763	$15,012	$13,836

(11) Gain on Settlements, Commitments and Contingencies

During the third quarter of fiscal year 2013, the Company settled two loss claims asserted by the Company which previously arose and recognized an aggregate gain of $2.2 million, net of fees incurred. Approximately $437 thousand of the gain related to Mitchell’s Restaurants and has been reclassified to discontinued operations. The majority of the gain pertained to compensation for the Company’s lost operating income awarded by the claims administrator pursuant to the settlement agreement reached in litigation related to the 2010 Deepwater Horizon oil spill in the Gulf of Mexico.

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

The Company is subject to unclaimed or abandoned property (escheat) laws which require the Company to turn over to certain state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. The Company is subject to audit by individual U.S. states with regard to its escheatment practices. During fiscal year 2012, the Company agreed to pay $2.5 million to settle certain potential liabilities pertaining to unclaimed property returns which had not been filed timely, which was paid during the first quarter of fiscal year 2013. Prior to fiscal year 2014 the Company had not filed unclaimed property returns. During fiscal year 2014, the Company filed unclaimed property returns, provided additional information to the applicable governmental entities and remitted amounts due for unclaimed property liabilities. The settlement of unclaimed property liabilities did not have a material adverse impact on the financial position, results of operations or liquidity of the Company.

The Company sells a considerable number of gift cards, which are issued and administered by a third party gift card issuer and service provider, consistent with common retail industry practice. The third party gift card issuer is paid a net fee for its services by the Company. The third party gift card issuer and service provider, as well as a number of other restaurant companies, retailers and gift card issuers, were named as defendants in an action filed under seal in June 2013 by William French on behalf of the State of Delaware in the Superior Court of Delaware in and for New Castle County alleging violations of Delaware law. The filing was unsealed in March 2014. The complaint alleges that approximately $30 million with respect to unused gift cards should be escheated by the Company to the State of Delaware and seeks interest and penalties, attorneys’ fees and costs, and an injunction against alleged future violations of Delaware’s unclaimed property laws. The Company has not yet been served with the complaint. The Company believes that it is in compliance with Delaware’s unclaimed property laws and intends to defend its position vigorously if served. To protect its interests, the Company has joined in a notice to remove the case to federal district court, which was filed in May 2014, and a motion to dismiss filed by all defendants in June 2014. In December 2014, the case was remanded back to Superior Court of Delaware.

The Company currently buys a majority of its beef from two suppliers. Although there are a limited number of beef suppliers, management believes that other suppliers could provide similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely.

(12) Redeemable Convertible Preferred Stock

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

(13) Shareholders’ Equity

The holders of the Company’s common stock are entitled to one vote per share on all matters to be voted on by the Company’s shareholders.

In May 2013, the Company announced that the Board of Directors approved a share repurchase program. Under the program the Company was authorized from time to time purchase up to $30 million of its outstanding common stock. No shares were repurchased during fiscal year 2013. During fiscal year 2014, 866,410 shares were repurchased under this program at an aggregate cost of $10.3 million or an average cost of $11.87 per share. The share repurchases were made at the Company’s discretion, within pricing parameters set by the Board of Directors, in the open market.

On November 17, 2014, the Company announced that its Board of Directors has approved a new share repurchase program under which the Company is authorized to repurchase up to $50 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise, depending on share price, market conditions and other factors. The new share repurchase program replaces the Company’s previous share repurchase program announced in May 2013, which has been terminated. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of its shares. The program has no termination date. During the fourth quarter of fiscal year 2014, 377,655 shares were repurchased under this new program at an aggregate cost of $5.1 million or an average cost of $13.57 per share. As of December 28, 2014, $44.9 million remained available for future purchases under the new program. Share repurchases under both programs were accounted for under the cost method and all repurchased shares were retired and cancelled. The excess of the purchase price over the par value of the shares was recorded as a reduction in additional paid-in capital.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date

Fiscal Year 2013:
May 3, 2013	$0.04	May 16, 2013	$1,430	May 30, 2013
July 24, 2013	$0.04	August 15, 2013	$1,424	August 29, 2013
October 22, 2013	$0.04	November 14, 2013	$1,424	November 26, 2013

Fiscal Year 2014:
February 21, 2014	$0.05	March 13, 2104	$1,798	March 27, 2014
April 22, 2014	$0.05	May 15, 2014	$1,798	May 29, 2014
July 23, 2014	$0.05	August 14, 2014	$1,778	August 28, 2014
October 29, 2014	$0.05	November 20, 2014	$1,764	December 4, 2014

Subsequent to the end of fiscal year 2014, the Company’s Board of Directors declared a $0.06 per share cash dividend ($2.1 million in total) payable on March 12, 2015. Dividends are paid to holders of common stock and restricted stock.

(14) Employee Benefit Plan

In 2000, the Company established a 401(k) and Profit Sharing Plan. The Company may make matching contributions in an amount determined by the Board of Directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. The Company matches the employees’ contributions at year end. Employees vest in the Company’s contributions based upon their years of service. The Company’s expenses relating to matching contributions were approximately $307 thousand, $305 thousand and $298 thousand for fiscal years 2014, 2013 and 2012, respectively.

(15) Incentive and Stock Option Plans

As of December 28, 2014, the Company had the following share-based compensation plans.

2000 Stock Option Plan

The Company established a stock option plan (the 2000 Stock Option Plan) which allowed the Company’s Board of Directors to grant stock options to directors, officers, key employees and other key individuals performing services for the Company. The 2000 Stock Option Plan authorized grants of options to purchase up to 1,765,981 shares of authorized but unissued shares of common stock. The Plan provided for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options were exercisable at various periods ranging from one to ten years from date of grant. Under the Company’s 2000 Stock Option Plan, there are no shares of common stock issuable upon exercise of currently outstanding options and there are no shares available for future grants at December 28, 2014.

2005 Long-Term Equity Incentive Plan

In connection with the initial public offering, the Company adopted the Ruth’s Chris Steak House, Inc. 2005 Long-Term Equity Incentive Plan (the 2005 Equity Incentive Plan), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. Initially, 2.4 million shares were authorized for issuance under the 2005 Equity Incentive Plan. The 2005 Equity Incentive Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable, and restricted stock vests, at various periods ranging from one to five years from date of grant. Effective May 22, 2008, the 2005 Equity Incentive Plan was amended, with stockholder approval, to increase the number of shares authorized for issuance under the plan by 1.5 million shares. The Amended and Restated 2005 Equity Incentive Plan was adopted on October 26, 2012. The number of shares covered by the 2005 Long-Term Equity Incentive Plan was increased by 2.0 million shares at the 2013 annual meeting of stockholders. Under the 2005 Equity Incentive Plan, as amended and restated, there are 1.0 million shares of common stock issuable upon exercise of currently outstanding options and restricted stock awards at December 28, 2014, and 2.8 million shares available for future grants.

During fiscal year 2012, the Company issued 230,585 shares of restricted stock to certain employees and executive officers from available shares under its 2005 Equity Incentive Plan, as amended. The shares were issued with a grant date fair market value equal to the closing price of the stock on the date of the grants. One-third of the restricted stock grant vests on each of the three anniversary dates following the grant date.

During fiscal year 2013, the Company issued 247,225 shares of restricted stock to certain employees and executive officers from available shares under its 2005 Equity Incentive Plan, as amended. The shares were issued with a grant date fair market value equal to the closing price of the stock on the date of the grants. Of the 247,225 shares of restricted stock issued during 2013, 155,441 shares vest on the second anniversary of the grant date and the remaining shares vest one-third on each of the three anniversary dates following the grant date.

During fiscal year 2014, the Company issued 275,794 shares of restricted stock to certain employees and executive officers from available shares under its 2005 Equity Incentive Plan, as amended. The shares were issued with a grant date fair market value equal to the closing price of the stock on the date of the grants. Of the 275,794 shares of restricted stock issued during 2014, 125,932 shares vest on the second anniversary of the grant date and the remaining shares vest one-third on each of the three anniversary dates following the grant date.

The Company recorded $2.8 million, $2.3 million and $2.3 million in total stock option and restricted stock compensation expense during fiscal years 2014, 2013 and 2012, respectively that was classified primarily as general and administrative costs. The Company recognized $2.1 million, $0.9 million and $0.9 million in income tax benefit related to stock-based compensation plans during fiscal years 2014, 2013 and 2012, respectively. As of December 28, 2014, the Company had a $7.1 million hypothetical Additional Paid-in Capital Pool (APIC Pool) balance. The hypothetical APIC Pool balance represents the tax benefit of the cumulative excess of corporate income tax deductions over financial accounting compensation expense recognized for equity based compensation awards which have fully vested. The hypothetical APIC Pool will increase or decrease each year, dependent upon both the vesting of restricted stock awards and the stock options exercised and/or cancelled. Shortfalls generated by the excess of compensation expense for financial accounting purposes over the corresponding corporate income tax deduction will be charged to the hypothetical APIC Pool balance rather than income tax expense. Once the hypothetical APIC Pool is fully depleted, the tax effect of any excess of financial accounting expense over the corresponding corporate income tax deduction beyond that point will be treated as income tax expense in the consolidated statement of income.

A summary of the status of non-vested restricted stock as of December 28, 2014 and changes during fiscal year 2014 is presented below.

	2014

	Shares	Weighted-Average Grant-Date Fair Value Per Share

Non-vested shares at beginning of year	625,945	$7.04
Granted	275,794	12.46
Vested	(332,464)	5.72
Non-vested shares at end of year	569,275	$10.46

As of December 28, 2014, there was $3.1 million of total unrecognized compensation cost related to 569,275 shares of non-vested restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 1.59 years. The total grant date fair value of restricted stock vested in fiscal years 2014, 2013 and 2012 was $1.9 million, $3.3 million and $0.7 million, respectively.

The following table summarizes stock option activity for fiscal year 2014:

	2014
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000's)

Outstanding at beginning of year	1,344,079	$8.09
Granted	-	-
Exercised	(872,158)	5.36
Forfeited	(32,041)	13.17
Outstanding at end of year	439,880	$13.12	2.44	$1,757,215
Options exercisable at year end	439,880	$13.12	2.44	$1,757,215

As of December 28, 2014, there was no unrecognized compensation cost related to non-vested stock options. The total intrinsic value of options exercised in fiscal years 2014, 2013 and 2012 was $6.3 million, $273 thousand and $944 thousand, respectively.

During fiscal years 2014, 2013 and 2012, the Company received $183 thousand, $208 thousand and $393 thousand, respectively, in cash related to the exercise of options. The exercise of shares were fulfilled from shares reserved for issue under the stock option plans and resulted in an increase in issued shares outstanding.

(16) Income Taxes

Total income tax expense (benefit) for fiscal years 2014, 2013 and 2012 was (amounts in thousands):

	2014	2013	2012

Income from continuing operations	$11,830	$10,744	$7,855
Loss from discontinued operations	(7,472)	(2,426)	(1,236)
Total consolidated income tax expense	$4,358	$8,318	$6,619

Income tax expense from continuing operations consists of the following:

	Current	Deferred	Total
Year ended December 28, 2014
U.S. Federal	$3,475	$6,447	$9,922
State	562	961	1,523
Foreign	385	0	385
	$4,422	$7,408	$11,830

Year ended December 29, 2013
U.S. Federal	$2,056	$6,708	$8,764
State	136	1,495	1,631
Foreign	349	0	349
	$2,541	$8,203	$10,744

Year ended December 30, 2012
U.S. Federal	$2,466	$2,815	$5,281
State	1,284	983	2,267
Foreign	307	0	307
	$4,057	$3,798	$7,855

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows (amounts in thousands):

	2014	2013	2012

Income tax expense at statutory rates	$13,489	$12,333	$8,416
Increase (decrease) in income taxes resulting from:
State income taxes at state statutory rate, net of federal benefit	1,813	1,444	1,228
Federal FICA tip credit net benefit	(2,814)	(2,634)	(2,449)
State employment tax credits generated in prior years	(331)	(623)	0
Increase to valuation allowance	0	243	253
Other	(327)	(19)	407
	$11,830	$10,744	$7,855

Effective tax rate	30.7%	30.5%	32.7%

The Company utilizes the federal FICA tip credit to reduce its periodic federal income tax expense. A restaurant company employer may claim a credit against the company’s federal income taxes for FICA taxes paid on certain tip wages (the FICA tip credit). The credit against income tax liability is for the full amount of eligible FICA taxes. Employers cannot deduct from taxable income the amount of FICA taxes taken into account in determining the credit.

Income taxes applicable to discontinued operations are comprised of (a) taxes calculated at the composite federal and state statutory tax rate times the pre-tax loss plus (b) the FICA tip credit benefit attributable to the restaurant sales of the Mitchell’s Restaurants. A reconciliation of the U.S. statutory tax rate to the effective tax rate applicable to operations for the Mitchell’s Restaurants fiscal years 2014, 2013 and 2012 follows (amounts in thousands):

	2014	2013	2012

Income tax benefit at statutory rates	$(6,204)	$(1,550)	$(367)
Increase (decrease) in income taxes resulting from:
State income taxes at state statutory rate, net of federal impact	(701)	(198)	(54)
Other, primarily federal FICA tip credit net benefit	(567)	(678)	(815)
	$(7,472)	$(2,426)	$(1,236)

Effective tax rate	42.2%	54.8%	117.9%

In fiscal years 2014, 2013 and 2012, the FICA tip credit net benefit had a disproportionate impact on the income tax rate applicable to discontinued operations due to the Mitchell’s Restaurants generally operating near breakeven from operations before income taxes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (amounts in thousands):

	2014	2013
Deferred tax assets:
Accounts payable and accrued expenses	$3,775	$4,371
Deferred rent	9,911	10,046
Net state operating loss carryforwards	2,923	3,623
Tax credit carryforwards	6,236	7,364
Property and equipment	10,589	9,209
Other	335	423
Total gross deferred tax assets	33,769	35,036
Less valuation allowance	(947)	(1,108)
Net deferred tax assets	32,822	33,928
Deferred tax liabilities:
Intangible assets	(3,993)	(4,346)
Total gross deferred tax liabilities	(3,993)	(4,346)
Net deferred tax assets	$28,829	$29,582

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

As of December 28, 2014, the Company has state net operating loss carry-forwards of $74 million and federal and state tax credit carry-forwards of $6.2 million, which are available to offset federal and state taxable income with the last of such benefit expiring in 2032.

As of December 28, 2014, the Company’s gross unrecognized tax benefits totaled approximately $958 thousand, of which $622 thousand, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the unrecognized tax benefits within the next 12 months. Our continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (amounts in thousands):

Unrecognized tax benefits balance at December 29, 2013	$1,210
Gross increases for tax positions of prior years	217
Settlements	(469)
Unrecognized tax benefits balance at December 28, 2014	$958

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state and local income tax examinations for fiscal years before 2010.

(17) Earnings Per Share

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

The following table sets forth the computation of basic earnings per common share (amounts in thousands, except share and per share data):

	2014	2013	2012

Income from continuing operations	$26,710	$24,493	$16,192
Income (loss) from discontinued operations, net of income taxes	(10,255)	(2,004)	187
Net income	16,455	22,489	16,379
Preferred stock dividends	-	-	514
Accretion of preferred stock redemption value	-	-	73
Excess of redemption value over carrying value of preferred shares redeemed	-	-	35,776
Undistributed net income (loss)	16,455	22,489	(19,984)
Net income (loss) applicable to preferred and common shareholders	$16,455	$22,489	$(19,984)
Shares:
Weighted average number of common shares outstanding - basic	34,955,760	34,761,160	34,313,636

Basic earnings per common share:
Continuing operations	$0.76	$0.71	$(0.59)
Discontinued operations	(0.29)	(0.06)	0.01
Basic earnings per common share	$0.47	$0.65	$(0.58)

Diluted earnings (loss) per share for fiscal years 2014, 2013 and 2012 excludes 153,613 stock options and restricted shares at a weighted-average price of $18.70, 202,824 stock options and restricted shares at a weighted-average price of $18.67 and 824,850 stock options and restricted shares at a weighted-average price of $11.37, respectively, which were outstanding during the periods but were anti-dilutive. Diluted earnings per share for fiscal year 2012 also excludes the 8,620,690 shares of common stock issuable upon the conversion of 25,000 shares of preferred stock, which were outstanding until their repurchase and retirement on March 8, 2012, but were anti-dilutive.

The following table sets forth the computation of diluted earnings per share (amounts in thousands, except share and per share data):

	2014	2013	2012

Income from continuing operations	$26,710	$24,493	$16,192
Income (loss) from discontinued operations, net of income taxes	(10,255)	(2,004)	187
Net income	16,455	22,489	16,379
Preferred stock dividends	-	-	514
Accretion of preferred stock redemption value	-	-	73
Excess of redemption value over carrying value of preferred stock redeemed	-	-	35,776
Net income (loss) applicable to preferred and common shareholders	$16,455	$22,489	$(19,984)
Shares:
Weighted average number of common shares outstanding - basic	34,955,760	34,761,160	34,313,636
Dilutive shares	459,723	1,023,270	-
Weighted-average number of common shares outstanding - diluted	35,415,483	35,784,430	34,313,636

Diluted earnings per common share:
Continuing operations	$0.75	$0.69	$(0.59)
Discontinued operations	(0.29)	(0.06)	0.01
Diluted earnings per common share	$0.46	$0.63	$(0.58)

(18) Segment Information

Previously, the Company provided financial information for three operating segments: the Company-owned steakhouse restaurant segment, the Company-owned fish market restaurant segment and the franchise operations segment. As a consequence of the sale of the Mitchell’s Restaurants, management has determined that the Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment. Previously reported segment information has been revised to exclude the Mitchell’s Restaurants. The Company does not rely on any major customers as a source of revenue.

The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of December 28, 2014, (i) the Company-owned steakhouse restaurant segment included 65 Ruth’s Chris Steak House restaurants and one Ruth’s Chris Steak House restaurant operating under a management agreement and (ii) the franchise operations segment included 77 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the segments for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment. Segment information related to the Company’s two reportable business segments follows.

	Fiscal Year
	2014	2013	2012

	(Dollar amounts in thousands)
Revenues:
Company-owned steakhouse restaurants	$327,731	$306,539	$294,600
Franchise operations	15,763	15,012	13,836
Unallocated other revenue and revenue discounts	2,603	803	1,849
Total revenues	$346,097	$322,354	$310,285

Segment profits:
Company-owned steakhouse restaurants	$68,230	$67,489	$60,765
Franchise operations	15,763	15,012	13,836
Total segment profit	83,993	82,501	74,601

Unallocated operating income	2,603	803	1,849
Marketing and advertising expenses	(10,076)	(9,341)	(9,158)
General and administrative costs	(24,311)	(27,808)	(25,612)
Depreciation and amortization expenses	(10,917)	(10,229)	(11,050)
Pre-opening costs	(1,630)	(691)	(540)
Loss on impairments	0	0	(3,262)
Gain on settlements, net	0	1,719	683
Interest expense, net	(1,159)	(1,640)	(2,364)
Debt issuance costs written off	0	0	(807)
Other income (expense)	37	(77)	(293)
Income from continuing operations before income tax expense	$38,540	$35,237	$24,047

Capital expenditures:
Company-owned steakhouse restaurants	$14,867	$11,242	$9,667
Corporate assets	1,097	1,723	621
Mitchell's Restaurants	1,401	2,346	1,169
Total capital expenditures	$17,365	$15,311	$11,457

	December 28,	December 29,
	2014	2013

	(Dollar amounts in thousands)
Total assets:
Company-owned steakhouse restaurants	$155,757	$143,388
Franchise operations	2,151	2,253
Corporate assets - unallocated	16,711	22,479
Deferred income taxes - unallocated	28,829	29,582
Mitchell's Restaurants	15,119	30,379
Total assets	$218,567	$228,081

(19) Supplemental Consolidated Financial Statement Information

(a)	Accounts Receivable, net

Accounts receivable, net consists of the following (amounts in thousands):

	December 28,	December 29,
	2014	2013
Bank credit card receivables	$11,262	$7,664
Landlord contributions	443	104
Franchise fees	2,116	2,120
Trade	682	1,106
Refundable income tax	2,335	955
Receivable from gift card issuances	2,216	934
Other	2,164	1,305
Allowance for doubtful accounts	(760)	(779)
	$20,458	$13,409

(b) Other Assets

Other assets consist of the following (amounts in thousands):

	December 28,	December 29,
	2014	2013
Deposits	$764	$899
Deferred financing costs, net	901	1,322
Other	39	39
	$1,704	$2,260

(20) Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (amounts in thousands, except per share information):

	Quarter Ended
	March 30,	June 29,	September 28,	December 28,
	2014	2014	2014	2014	Total

Total revenues	$90,354	$83,006	$73,795	$98,941	$346,097
Cost and expenses	(76,400)	(73,172)	(69,833)	(87,029)	(306,435)
Operating income	13,954	9,834	3,962	11,912	39,662

Interest expense, net	(287)	(298)	(297)	(278)	(1,159)
Other	9	12	5	12	37

Income from continuing operations before income tax expense	13,676	9,548	3,670	11,646	38,540
Income tax expense	4,686	2,880	1,472	2,791	11,830

Income from continuing operations	8,990	6,668	2,198	8,855	26,710
Discontinued operations, net of income tax	(125)	236	(9,496)	(870)	(10,255)
Net income (loss)	$8,865	$6,904	$(7,298)	$7,985	$16,455

Basic earnings per share:
Continuing operations	$0.25	$0.19	$0.06	$0.26	$0.76
Discontinued operations	(0.00)	0.01	(0.27)	(0.03)	(0.29)
Basic earnings per share	$0.25	$0.20	$(0.21)	$0.23	$0.47

Diluted earnings per share:
Continuing operations	$0.25	$0.18	$0.06	$0.26	$0.75
Discontinued operations	(0.00)	0.01	(0.27)	(0.03)	(0.29)
Diluted earnings per share	$0.25	$0.19	$(0.21)	$0.23	$0.46

Dividends declared per common share	$0.05	$0.05	$0.05	$0.05	$0.20

	Quarter Ended
	March 31,	June 30,	September 29,	December 29,
	2013	2013	2013	2013	Total

Total revenues	$85,879	$80,193	$68,651	$87,631	$322,354
Cost and expenses	(73,091)	(70,184)	(63,588)	(78,537)	(285,400)
Operating income	12,787	10,010	5,062	9,094	36,953

Interest expense, net	(516)	(415)	(414)	(295)	(1,640)
Other	25	(1)	(101)	(1)	(77)

Income from continuing operations before income tax expense	12,297	9,593	4,548	8,798	35,237
Income tax expense	3,881	2,452	1,623	2,787	10,744

Income from continuing operations	8,416	7,141	2,925	6,011	24,493
Discontinued operations, net of income tax	(755)	626	(38)	(1,836)	(2,004)
Net income	$7,661	$7,767	$2,887	$4,175	$22,489

Basic earnings per share:
Continuing operations	$0.24	$0.20	$0.08	$0.17	$0.71
Discontinued operations	(0.02)	0.02	(0.00)	(0.05)	(0.06)
Basic earnings per share	$0.22	$0.22	$0.08	$0.12	$0.65

Diluted earnings per share:
Continuing operations	$0.24	$0.20	$0.08	$0.17	$0.69
Discontinued operations	(0.02)	0.02	(0.00)	(0.05)	(0.06)
Diluted earnings per share	$0.22	$0.22	$0.08	$0.12	$0.63

Dividends declared per common share	$-	$0.04	$0.04	$0.04	$0.12

During the third quarter of fiscal year 2014, the Company recorded an impairment loss aggregating $15.3 million pertaining to the assets of the Mitchell’s Restaurants. During the fourth quarter, the Company recorded a $1.8 million loss on the assets of the Mitchell’s Restaurants held for sale. The impairments and loss on assets held for sale are classified as discontinued operations.

During the third quarter of fiscal year 2013, the Company settled two loss claims asserted by the Company which previously arose and recognized an aggregate gain of $2.2 million, net of fees incurred. The majority of the gain pertained to compensation for the Company’s lost operating income awarded by the claims administrator pursuant to the settlement agreement reached in litigation related to the 2010 Deepwater Horizon oil spill in the Gulf of Mexico. Of the total $2.2 million settlement gain, $437 thousand applied to Mitchell’s Restaurants and has been reclassified to discontinued operations. During the fourth quarter of fiscal year 2013, the Company recorded impairment losses aggregating $3.3 million and also recorded a $2.2 million reduction in other operating income attributable to a change in accounting method for gift card breakage revenue. The fiscal year 2013 impairment loss was primarily attributable to a $400 thousand impairment of an ancillary trademark, a $2.1 million impairment loss due to a decline in the estimated fair value of one restaurant’s assets (primarily leasehold improvements) and a $750 thousand lease termination penalty. The impairment losses and the legal termination penalty have been reclassified to discontinued operations.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statement, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Annual Report on Form 10-K not misleading. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public files, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit	Description
3.1

Certificate of Amended and Restated Certificate of Incorporation of Ruth’s Hospitality Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 5, 2010).

3.2	Restated By-Laws of Ruth’s Chris Steak House, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed July 12, 2005).

10.1	License Agreement dated July 16, 1999 between Ruth U. Fertel and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.2*	Amended and Restated 2005 Long-Term Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed April 19, 2013).

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

E-1

Exhibit	Description
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

10.18*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated March 14, 2012 between the Company and Peter Beaudrault (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 30, 2012).

10.19*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated October 18, 2011 between the Company and Cheryl Henry (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 30, 2012).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 8-K filed October 30, 2012).

18.1

Preferability Letter Regarding Change in Accounting Principle dated March 11, 2014 from KPMG, LLP (incorporated by reference to Exhibit 18.1 to the Company’s Annual Report on Form 10-K filed on March 11, 2014).

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

E-2