Form 10-Q
period 2015-06-28
Ruths Hospitality Group, Inc.
filed 2015-08-04
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015

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

The number of shares outstanding of the registrant’s common stock as of July 30, 2015 was 35,211,431, which includes 1,140,428 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	June 28,	December 28,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$5,130	$4,301
Accounts receivable, less allowance for doubtful accounts 2015 - $756; 2014 - $760	16,265	20,458
Inventory	7,112	7,206
Assets held for sale	250	15,119
Prepaid expenses and other	2,251	1,291
Deferred income taxes	3,640	3,775
Total current assets	34,648	52,150
Property and equipment, net of accumulated depreciation 2015 - $120,724; 2014 - $114,708	82,252	80,354
Goodwill	24,293	24,293
Franchise rights	32,418	32,418
Trademarks	118	118
Other intangibles, net of accumulated amortization 2015 - $1,263; 2014 - $1,001	2,419	2,476
Deferred income taxes	12,331	25,054
Other assets	1,432	1,704
Total assets	$189,911	$218,567

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$9,545	$13,414
Accrued payroll	12,883	15,304
Accrued expenses	7,427	11,065
Deferred revenue	25,556	34,552
Liabilities associated with assets held for sale	-	4,869
Other current liabilities	5,189	7,277
Total current liabilities	60,600	86,481
Long-term debt	-	13,000
Deferred rent	20,618	19,990
Other liabilities	2,666	2,785
Total liabilities	83,884	122,256
Commitments and contingencies (Note 11)	-	-
Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 34,211,598 shares issued and outstanding at June 28, 2015; 34,333,858 shares issued and outstanding at December 28, 2014	342	343
Additional paid-in capital	151,417	155,455
Accumulated deficit	(45,732)	(59,487)
Treasury stock, at cost; 71,950 shares at June 28, 2015 and December 28, 2014	-	-
Total shareholders' equity	106,027	96,311
Total liabilities and shareholders' equity	$189,911	$218,567

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014
Revenues:
Restaurant sales	$85,765	$77,989	$177,836	$163,059
Franchise income	4,117	3,807	8,139	7,843
Other operating income	1,167	1,210	2,419	2,458
Total revenues	91,049	83,006	188,394	173,360
Costs and expenses:
Food and beverage costs	26,162	24,828	54,262	51,496
Restaurant operating expenses	40,264	37,741	81,966	76,584
Marketing and advertising	2,448	1,923	4,040	3,669
General and administrative costs	7,445	5,847	13,892	12,072
Depreciation and amortization expenses	3,187	2,714	6,106	5,224
Pre-opening costs	139	119	515	528
Total costs and expenses	79,645	73,172	160,781	149,573
Operating income	11,404	9,834	27,613	23,787
Other income (expense):
Interest expense, net	(174)	(298)	(400)	(585)
Other	16	12	31	21
Income from continuing operations before income tax expense	11,246	9,548	27,244	23,223
Income tax expense	3,577	2,880	8,807	7,566
Income from continuing operations	7,669	6,668	18,437	15,657
Income (loss) from discontinued operations, net of income taxes	(153)	236	(509)	111
Net income	$7,516	$6,904	$17,928	$15,768
Basic earnings (loss) per common share:
Continuing operations	$0.22	$0.19	$0.53	$0.45
Discontinued operations	(0.00)	0.01	(0.01)	0.00
Basic earnings per share	$0.22	$0.20	$0.52	$0.45
Diluted earnings (loss) per common share:
Continuing operations	$0.22	$0.18	$0.53	$0.44
Discontinued operations	(0.00)	0.01	(0.01)	0.00
Diluted earnings per share	$0.22	$0.19	$0.52	$0.44
Shares used in computing net income per common share:
Basic	34,343,691	35,122,131	34,280,024	35,108,391
Diluted	34,611,107	35,587,975	34,640,397	35,703,436
Cash dividends declared per common share	$0.06	$0.05	$0.12	$0.10

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

for the Twenty-six Weeks ended June 28, 2015 and June 29, 2014

(Amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Shareholders'
	Shares	Value	Capital	Deficit	Shares	Value	Equity

Balance at December 28, 2014	34,334	$343	$155,455	(59,487)	72	-	$96,311

Net income	-	-	-	17,928	-	-	17,928

Cash dividends	-	-	-	(4,173)	-	-	(4,173)

Repurchase of common stock	(351)	(4)	(5,255)	-	-	-	(5,259)

Shares issued under stock compensation plan net of shares withheld for tax effects	228	3	(888)	-	-	-	(885)
Excess tax benefit from stock based compensation	-	-	540	-	-	-	540

Stock-based compensation	-	-	1,565	-	-	-	1,565
Balance at June 28, 2015	34,211	$342	$151,417	$(45,732)	72	$-	$106,027

Balance at December 29, 2013	34,990	$350	$169,107	$(68,804)	72	$-	$100,653

Net income	-	-	-	15,768	-	-	15,768

Cash dividends	-	-	-	(3,596)	-	-	(3,596)

Repurchase of common stock	(541)	(5)	(6,735)	-	-	-	(6,740)

Shares issued under stock compensation plan net of shares withheld for tax effects	406	4	(2,022)	-	-	-	(2,018)
Excess tax benefit from stock based compensation	-	-	1,398	-	-	-	1,398

Stock-based compensation	-	-	1,323	-	-	-	1,323
Balance at June 29, 2014	34,855	$349	$163,071	$(56,632)	72	$-	$106,788

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	26 Weeks Ended
	June 28,	June 29,
	2015	2014
Cash flows from operating activities:
Net income	$17,928	$15,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,106	6,510
Deferred income taxes	12,857	1,838
Non-cash interest expense	210	210
Loss on the disposal of property and equipment, net	-	118
Amortization of below market lease	-	65
Stock-based compensation expense	1,565	1,323
Changes in operating assets and liabilities:
Accounts receivables	4,193	3,726
Inventories	94	332
Prepaid expenses and other	(960)	247
Other assets	86	56
Accounts payable and accrued expenses	(11,046)	(13,382)
Deferred revenue	(8,996)	(7,922)
Deferred rent	628	(440)
Other liabilities	(938)	1,295
Net cash provided by operating activities	21,727	9,744
Cash flows from investing activities:
Acquisition of property and equipment	(8,121)	(6,362)
Acquisition of franchise restaurant, net of cash acquired	-	(2,800)
Proceeds from sale of Mitchell's Restaurants	10,000	-
Net cash provided (used in) investing activities	1,879	(9,162)
Cash flows from financing activities:
Principal borrowings on long-term debt	15,000	14,000
Principal repayments on long-term debt	(28,000)	(11,000)
Repurchase of common stock	(5,259)	(6,740)
Tax payments from the vesting of restricted stock and option exercises	(1,085)	(2,218)
Excess tax benefits from stock compensation	540	1,398
Proceeds from exercise of stock options	200	200
Cash dividend payments	(4,173)	(3,596)
Net cash used in financing activities	(22,777)	(7,956)
Net increase (decrease) in cash and cash equivalents	829	(7,374)
Cash and cash equivalents at beginning of period	4,301	10,586
Cash and cash equivalents at end of period	$5,130	$3,212
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$206	$304
Income taxes	$98	$1,319
Noncash investing and financing activities:
Accrual-based acquisition of property and equipment	$1,534	$832

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the Company) as of June 28, 2015 and December 28, 2014 and for the thirteen and twenty-six week periods ended June 28, 2015 and June 29, 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The condensed consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of June 28, 2015, there were 146 Ruth’s Chris Steak House restaurants, including 66 Company-owned restaurants, one restaurant operating under a management agreement and 79 franchisee-owned restaurants, including 20 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, El Salvador, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. All Company owned restaurants are located in the United States. In February 2015, the Company opened a new Ruth’s Chris Steak House restaurant in St. Petersburg, FL. New franchisee-owned Ruth’s Chris Steak House restaurants opened in Ann Arbor, MI and Charleston, SC in May 2015.

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

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended June 28, 2015 and June 29, 2014 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended June 28, 2015 and June 29, 2014 each contained thirteen weeks and are referred to herein as the second quarter of fiscal year 2015 and the second quarter of fiscal year 2014, respectively. Fiscal years 2015 and 2014 are both 52-week years.

Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the periods to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amounts of property and equipment, goodwill, franchise rights, and obligations related to gift cards, incentive compensation, workers’ compensation and medical insurance. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Most significantly, the results of the Mitchell’s Restaurants have been reclassified as a discontinued operation. These reclassifications had no effect on previously reported net income.

Recent Accounting Pronouncements for Future Application

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. The new standard was originally effective for interim and annual periods in fiscal years beginning after December 15, 2016. In July 2015, the FASB affirmed its proposal for a one year deferral of the effective date. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

(2) Mitchell’s Restaurants

In November 2014, the Company, Landry’s, Inc. and Mitchell’s Entertainment, Inc., an affiliate of Landry’s Inc. (together with Landry’s Inc., Landry’s), entered into an asset purchase agreement (the Agreement). Pursuant to the Agreement, the Company agreed to sell the Mitchell’s Restaurants and related assets to Landry’s for $10 million. The sale of the Mitchell’s Restaurants closed on January 21, 2015. The assets sold consisted primarily of leasehold interests, leasehold improvements, restaurant equipment and furnishings, inventory, and related intangible assets, including brand names and trademarks associated with the 21 Mitchell’s Restaurants. The assets and related liabilities of the Mitchell’s Restaurants are classified as held for sale in the consolidated balance sheet as of December 28, 2014. The results of operations, impairment charges and loss on assets held for sale have been classified as discontinued operations in the consolidated statements of income for all periods presented. No amounts for shared general and administrative costs or interest expense were allocated to discontinued operations. Substantially all direct cash flows related to operating these restaurants were eliminated on the closing date of the sale. The Company’s continuing involvement was limited to the provision of transition services for four months with minimal impact on cash flows.

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

The Company has guaranteed Landry’s lease obligations aggregating $39.0 million under nine of the Mitchell’s Restaurants’ leases. The Company did not record a financial accounting liability for the lease guarantees, because the likelihood of Landry’s defaulting on the lease agreements was deemed to be remote. Landry’s also indemnified the Company in the event of a default under any of the leases. The Company did record a $250 thousand liability for its letter of credit obligation related to one of the leases.

The following summarizes the financial statement carrying amounts of assets and liabilities associated with the Mitchell’s Restaurants which are classified as held for sale (in thousands):

	June 28,	December 28,
	2015	2014

Inventory	$-	$952
Property and equipment, net	-	8,775
Trademarks	-	2,847
Other intangibles	250	2,545
Total assets held for sale	$250	$15,119

Deferred rent liability	$-	$4,869
Total liabilities associated with assets held for sale	$-	$4,869

As of June 28, 2015, the Company owned a liquor license related to the Mitchell’s Restaurants, which is classified as held for sale in the consolidated balance sheet as of June 28, 2015.

(3) Discontinued Operations

The Company accounts for its closed restaurants in accordance with the provisions of FASB ASC Topic 360-10, “Property, Plant and Equipment.” As of December 29, 2014, the Company adopted ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changed the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. Therefore, individual restaurants which are closed after December 28, 2014 will not be classified as discontinued operations. Prior to the Company’s adoption of ASU 2014-08, when a restaurant was closed or the restaurant was either held for sale or abandoned, the restaurant’s operations were eliminated from the ongoing operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, were reclassified. For the thirteen and twenty-six week periods ended June 28, 2015 and June 29, 2014, all restaurant sales, direct costs and expenses and income taxes attributable to restaurants classified as discontinued operations have been aggregated to a single caption entitled loss from discontinued operations, net of income tax benefit in the condensed consolidated statements of income for all periods presented. Loss from discontinued operations, net of income tax benefit is comprised of the following (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014

Revenues
Mitchell's Restaurants	$-	$19,242	$4,343	$37,896
Other Restaurants	-	744	-	2,687
Total revenues	-	19,986	4,343	40,583

Costs and expenses
Recurring costs and expenses
Mitchell's Restaurants	217	18,980	5,138	37,847
Other Restaurants	43	912	117	3,155
Total costs and expenses	260	19,892	5,255	41,002

Income (loss) before income taxes	(260)	94	(912)	(419)

Income tax benefit	(107)	(142)	(403)	(530)

Income (loss) from discontinued operations, net of income taxes	$(153)	$236	$(509)	$112

In addition to the Mitchell’s Restaurants, discontinued operations for the thirteen and twenty-six week periods ended June 28, 2015 and June 29, 2014 also includes the results of other closed restaurants. Due to an expiring lease term, the Company closed the Company-owned Ruth’s Chris Steak House in Kansas City, MO in March 2014 after seventeen years of operation. As the closing of this restaurant coincided with the termination of the lease agreement, the Company did not incur significant expenses related to the closing of this location. Due to local market conditions and disappointing financial results, the Company negotiated early terminations of the facility leases for the Stamford, CT Mitchell’s Fish Market restaurant, which closed in March 2014, and the Providence, RI Ruth’s Chris Steak House restaurant, which closed in September 2014.

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

(4) Long-term Debt

Long-term debt consists of the following (in thousands):

	June 28,	December 28,
	2015	2014
Senior Credit Facility:
Revolving credit facility	$-	$13,000
Less current maturities	-	-
	$-	$13,000

As of June 28, 2015, the Company had no outstanding indebtedness under its senior credit facility with approximately $95.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. As of June 28, 2015, the weighted average interest rate on the Company’s outstanding letters of credit was 2.1%. In addition, the fee on the Company’s unused senior credit facility was 0.2%.

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

The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on the Company’s ability to enter into joint ventures, acquisitions, and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Amended and Restated Credit Agreement requires the Company to maintain a fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio of 2.50:1.00. The agreement was amended in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchase of common and preferred stock. Junior stock payments made subsequent to December 30, 2012 through the end of the agreement are limited to $100 million; $36.3 million of such payments had been made as of June 28, 2015. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default. As of June 28, 2015, the Company was in compliance with the covenants under the Amended and Restated Credit Agreement.

(5) Shareholders’ Equity

In May 2013, the Company announced that its Board of Directors approved a common stock repurchase program. Under the program, the Company was authorized from time to time to purchase up to $30 million of its outstanding common stock. During the first twenty-six weeks of fiscal year ended 2014, 541,190 shares were repurchased at an aggregate cost of $6.7 million, or an average cost of $12.45 per share. The share repurchases were made in the open market at the Company’s discretion, within pricing parameters set by the Board of Directors.

On November 17, 2014, the Company announced that its Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $50 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise, depending on share price, market conditions and other factors. The new share repurchase program replaced the Company’s previous share repurchase program announced in May 2013, which was terminated. The new share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and has no termination date. During the first twenty-six weeks of fiscal year 2015, 350,749 shares were repurchased under this new program at an aggregate cost of $5.3 million, or an average cost of $14.99 per share. As of June 28, 2015, $39.6 million remained available for future purchases under the new program. Share repurchases under both programs were accounted for under the cost method and all repurchased shares were retired and cancelled. The excess of the purchase price over the par value of the shares was recorded as a reduction in additional paid-in capital.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date

Fiscal Year 2015:
February 13, 2015	$0.06	February 26, 2015	$2,082	March 12, 2015
April 21, 2015	$0.06	May 14, 2015	$2,090	May 28, 2015

Fiscal Year 2014:
February 21, 2014	$0.05	March 13, 2014	$1,798	March 27, 2014
April 22, 2014	$0.05	May 15, 2014	$1,798	May 29, 2014

Subsequent to the end of the second quarter of fiscal year 2015, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per common and restricted share, or approximately $2.1 million in the aggregate based on the number of shares currently outstanding, payable on August 27, 2015 to stockholders of record on August 13, 2015.

Outstanding unvested restricted stock is not included in common stock outstanding amounts. Restricted stock outstanding as of June 28, 2015 aggregated 908,272 shares.

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of June 28, 2015 and December 28, 2014 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

As of June 28, 2015 and December 28, 2014, the end of the second quarter of fiscal year 2015, the Company had no assets or liabilities measured on a recurring or nonrecurring basis subject to the disclosure requirements of “Fair Value Measurements and Disclosures,” FASB ASC Topic 820 except for the Mitchell’s Restaurants assets held for sale using a market approach valuation method (Level 3).

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

The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of June 28, 2015, (i) the Company-owned steakhouse restaurant segment included 66 Ruth’s Chris Steak House restaurants and one Ruth’s Chris Steak House restaurant operating under a management agreement and (ii) the franchise operations segment included 79 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the segments for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment.

Segment information related to the Company’s two reportable business segments follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014
Revenues:
Company-owned steakhouse restaurants	$86,411	$78,595	$179,004	$164,163
Franchise operations	4,117	3,807	8,139	7,843
Unallocated other revenue and revenue discounts, net	521	604	1,251	1,354
Total revenues	$91,049	$83,006	$188,394	$173,360

Segment profits:
Company-owned steakhouse restaurants	$19,985	$16,026	$42,776	$36,083
Franchise operations	4,117	3,807	8,139	7,843
Total segment profit	24,102	19,833	50,915	43,926

Unallocated operating income	521	604	1,251	1,354
Marketing and advertising expenses	(2,448)	(1,923)	(4,040)	(3,669)
General and administrative costs	(7,445)	(5,847)	(13,892)	(12,072)
Depreciation and amortization expenses	(3,187)	(2,714)	(6,106)	(5,224)
Pre-opening costs	(139)	(119)	(515)	(528)
Interest expense, net	(174)	(298)	(400)	(585)
Other income	16	12	31	21
Income from continuing operations before income tax expense	$11,246	$9,548	$27,244	$23,223

Capital expenditures:
Company-owned steakhouse restaurants	$3,412	$2,271	$7,721	$4,835
Corporate assets	88	413	175	901
Mitchell's Restaurants	-	348	225	626
Total capital expenditures	$3,500	$3,032	$8,121	$6,362

	June 28,	December 28,
	2015	2014
Total assets:
Company-owned steakhouse restaurants	$152,623	$155,757
Franchise operations	1,722	2,151
Corporate assets - unallocated	19,345	16,711
Deferred income taxes - unallocated	15,971	28,829
Mitchell's Restaurants	250	15,119
Total assets	$189,911	$218,567

(8) Stock-Based Employee Compensation

Under the Amended and Restated 2005 Equity Incentive Plan, at June 28, 2015, there were 382,492 shares of common stock issuable upon exercise of currently outstanding options, 908,272 currently outstanding restricted stock awards and 2,278,845 shares available for future grants. During the first twenty-six weeks of fiscal year 2015, the Company issued 583,662 restricted stock awards to directors, officers and other employees of the Company. Of the 583,662 restricted stock awards issued during the first twenty-six weeks of fiscal year 2015, 104,567 shares will vest pro rata over three annual service periods through March 9, 2018, 54,095 will vest upon completion of a two-year service period on March 9, 2017, 100,000 shares will vest pro rata over three annual service periods through June 15, 2018 and 325,000 will vest at 25% annually with the first vesting date occurring on June 15, 2018 and ending June 15, 2021. Total stock compensation expense recognized during the first twenty-six weeks of fiscal years 2015 and 2014 was $1.6 million and $1.3 million, respectively.

(9) Income Taxes

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	26 Weeks Ended
	June 28,	June 29,
	2015	2014

Income tax expense at statutory rates	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.5%	4.5%
Federal employment tax credits	(7.1%)	(7.9%)
Other	(0.1%)	1.0%

Effective tax rate	32.3%	32.6%

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

Income taxes applicable to discontinued operations are comprised of (a) taxes calculated at the composite federal and state statutory tax rate times the pre-tax loss plus (b) the FICA tip credit benefit attributable to the restaurant sales of the Mitchell’s Restaurants. A reconciliation of the U.S. statutory tax rate to the effective tax rate applicable to discontinued operations for the first twenty-six weeks of fiscal years 2015 and 2014 follows:

	26 Weeks Ended
	June 28,	June 29,
	2015	2014

Income tax expense at statutory rates	(319)	(147)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	(41)	(19)
Other, primarily federal FICA tip credit net benefit	(42)	(364)
	(402)	(530)
Effective tax rate	44.2%	126.6%

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

(10) Earnings Per Share

 The following table sets forth the computation of earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended		26 Weeks Ended

	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014

Income from continuing operations	$7,669	$6,668	$18,437	$15,657
Income (loss) from discontinued operations, net of income taxes	(153)	236	(509)	111
Net income	$7,516	$6,904	$17,928	$15,768
Shares:
Weighted average number of common shares outstanding - basic	34,343,691	35,122,131	34,280,024	35,108,391
Weighted average number of common shares outstanding - diluted	34,611,107	35,587,975	34,640,397	35,703,436

Basic earnings (loss) per common share:
Continuing operations	$0.22	$0.19	$0.53	$0.45
Discontinued operations	(0.00)	0.01	(0.01)	0.00
Basic earnings per common share	$0.22	$0.20	$0.52	$0.45

Diluted earnings (loss) per common share:
Continuing operations	$0.22	$0.18	$0.53	$0.44
Discontinued operations	(0.00)	0.01	(0.01)	0.00
Diluted earnings per common share	$0.22	$0.19	$0.52	$0.44

Diluted earnings per share for the second quarters of fiscal year 2015 and 2014 excludes stock options and restricted shares of 185,291 and 152,722 respectively, which were outstanding during the period but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for second quarters of fiscal years 2015 and 2014 were $18.72 per share and $18.70 per share, respectively. Diluted earnings per share for the first twenty-six weeks of fiscal years 2015 and 2014 excludes stock options and restricted shares of 220,272 and 145,634 respectively, which were outstanding during the period but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for the first twenty-six weeks of fiscal years 2015 and 2014 were $18.72 per share and $18.69 per share, respectively.

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

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us”, “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries. Ruth’s Hospitality Group, Inc. is a Delaware corporation formerly known as Ruth’s Chris Steak House, Inc., and was founded in 1965.

Overview

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of June 28, 2015, there were 146 Ruth’s Chris Steak House restaurants, including 66 Company-owned restaurants, one restaurant operating under a management agreement and 79 franchisee-owned restaurants.

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

All Company-owned Ruth’s Chris Steak House restaurants are located in the United States. The franchisee-owned Ruth’s Chris Steak House restaurants include 20 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, El Salvador, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. In February 2015, we opened a new Company-owned Ruth’s Chris Steak House restaurant in St. Petersburg, FL, and a new Company-owned restaurant is expected to open in Dallas, TX in our fourth quarter of fiscal year 2015. New franchisee-owned Ruth’s Chris Steak House restaurants opened in Ann Arbor, MI and Charleston, SC in May 2015. We opened three new Company-owned Ruth’s Chris Steak House restaurants in 2014 – one in Denver, CO in January, one in Gaithersburg, MD in October, and one in Marina del Rey, CA in November. In February 2014, we acquired the franchisee-owned restaurant located in Austin, TX. Three new franchisee-owned restaurants opened in 2014 – one in Boise, ID in February, one in Panama City, Panama in September and one in Taipei, Taiwan in December. Due to an expiring lease term, we closed the Ruth’s Chris Steak House in Kansas City, MO in March 2014 after seventeen years of operation. Due to local market conditions and disappointing financial results, we negotiated an early termination of the facility lease for the Providence, RI Ruth’s Chris Steak House restaurant, which closed in September 2014.

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

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014
Revenues:
Restaurant sales	94.2%	94.0%	94.4%	94.1%
Franchise income	4.5%	4.6%	4.3%	4.5%
Other operating income	1.3%	1.5%	1.3%	1.4%
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	30.5%	31.8%	30.5%	31.6%
Restaurant operating expenses (percentage of restaurant sales)	46.9%	48.4%	46.1%	47.0%
Marketing and advertising	2.7%	2.3%	2.1%	2.1%
General and administrative costs	8.2%	7.0%	7.4%	7.0%
Depreciation and amortization expenses	3.5%	3.3%	3.2%	3.0%
Pre-opening costs	0.2%	0.1%	0.3%	0.3%
Total costs and expenses	87.5%	88.2%	85.3%	86.3%
Operating income	12.5%	11.8%	14.7%	13.7%

Other income (expense):
Interest expense, net	(0.2%)	(0.4%)	(0.2%)	(0.3%)
Other	0.0%	0.0%	0.0%	0.0%
Income from continuing operations before income tax expense	12.4%	11.5%	14.5%	13.4%
Income tax expense	3.9%	3.5%	4.7%	4.4%
Income from continuing operations	8.4%	8.0%	9.8%	9.0%
Income (loss) from discontinued operations, net of income taxes	(0.2%)	0.3%	(0.3%)	0.1%
Net income	8.3%	8.3%	9.5%	9.1%

Second Quarter Ended June 28, 2015 (13 Weeks) Compared to Second Quarter Ended June 29, 2014 (13 Weeks)

Overview. Operating income increased by $1.6 million, or 16.0%, to $11.4 million for the second quarter of fiscal year 2015 from the second quarter of fiscal year 2014. Operating income for the second quarter of fiscal year 2015 was favorably impacted by a $7.8 million increase in restaurant sales, which was somewhat offset by increased food and restaurant operating expenses. Income from continuing operations increased from the second quarter of fiscal year 2014 by $1.0 to $7.7 million. Net income for the second quarter of fiscal year 2015 increased from the second quarter of fiscal year 2014 by $612 thousand to $7.5 million.

Segment Profits. Segment profitability information is presented in Note 7 to the financial statements. Not all operating expenses are allocated to operating segments. The Ruth’s Chris Steak House Company-owned restaurants, which are all located in the United States, are managed as an operating segment. The Ruth’s Chris concept operates within the full-service dining industry, providing similar products to similar customers. The franchise operations are reported as a separate operating segment. No costs are allocated to the franchise operations segment. Segment profits for the second quarter of fiscal year 2015 for the Company-owned steakhouse restaurant segment increased by $4.0 million to $20.0 million from the second quarter of fiscal year 2014. The increase was driven by a $7.8 million increase in revenues, which exceeded the increase in segment operating expenses. Franchise income in the second quarter of 2015 increased by $310 thousand, or 8.1%, compared to the second quarter of 2014 mainly due to increased restaurant count.

Restaurant Sales. Restaurant sales increased by $7.8 million, or 10.0%, to $85.8 million in the second quarter of fiscal year 2015 from the second quarter of fiscal year 2014. The increase was attributable to a $3.2 million increase in Company-owned comparable sales and $4.6 million in restaurant sales at new restaurants. Excluding discontinued operations, total operating weeks for all brands during the second quarter of fiscal year 2015 increased to 858 from 819 in the second quarter of fiscal year 2014. Company-owned comparable restaurant sales increased 4.2%, driven by an average check increase of 3.5% and an entrée increase of 0.7%.

Franchise Income. Franchise income in the second quarter of 2015 increased $310 thousand, or 8.1%, compared to the second quarter of 2014. There was a 1.0% increase in comparable franchised restaurant sales and a $200 thousand increase in opening fees.

Other Operating Income. Other operating income in the second quarter of fiscal year 2015 was relatively unchanged compared to the second quarter of fiscal year 2014. Other operating income includes gift card breakage revenue, our share of income from a managed restaurant and miscellaneous restaurant income.

Food and Beverage Costs. Food and beverage costs increased $1.3 million, or 5.4%, to $26.2 million in the second quarter of fiscal year 2015 from the second quarter of fiscal year 2014. As a percentage of restaurant sales, food and beverage costs decreased to 30.5% in the second quarter of fiscal year 2015 from 31.8% in the second quarter of fiscal year 2014. The decrease in food and beverage costs as a percentage of restaurant sales was primarily due to a 2.4% decrease in beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $2.5 million, or 6.7%, to $40.3 million in the second quarter of fiscal year 2015 from the second quarter of fiscal year 2014. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 46.9% in the second quarter of fiscal year 2015 from 48.4% in the second quarter of fiscal year 2014. The decrease in restaurant operating expenses as a percentage of restaurant sales was primarily attributable to lower healthcare claims.

Marketing and Advertising. Marketing and advertising expenses increased $525 thousand to $2.4 million in the second quarter of fiscal year 2015 from the second quarter of fiscal year 2014. The increase in marketing and advertising expenses in the second quarter of fiscal 2015 was primarily attributable to a planned shift in the timing of advertising spending.

General and Administrative Costs. General and administrative costs increased $1.6 million to $7.4 million in the second quarter of fiscal year 2015 from the second quarter of fiscal year 2014. The increase in general and administrative costs was primarily attributable to performance-based compensation.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $473 thousand to $3.2 million in the second quarter of fiscal year 2015 from the second quarter of fiscal year 2014 due to depreciation related to three new Company-owned restaurants that have opened since June 2014.

Pre-opening costs. Pre-opening costs were $139 thousand in the second quarter of fiscal year 2015 primarily due to the planned opening of the Dallas, TX Ruth’s Chris Steak House Restaurant in the fourth quarter of fiscal year 2015. Pre-opening costs were $119 thousand in the second quarter of fiscal year 2014 primarily due to the opening of the Denver, CO Ruth’s Chris Steak House Restaurant.

Interest Expense. Interest expense decreased $124 thousand to $174 thousand in the second quarter of fiscal year 2015 from the second quarter of fiscal year 2014. The decrease in expense was primarily due to a lower average debt balance in the second quarter of fiscal year 2015.

Income Tax Expense. During the second quarter of fiscal year 2015, we recognized income tax expense of $3.6 million. During the second quarter of fiscal 2014, we recognized income tax expense of $2.9 million. The effective tax rate, including the impact of discrete items, increased to 31.8% for the second quarter of fiscal year 2015 compared to 30.2% for the second quarter of fiscal year 2014. The effective tax rate increased primarily due to higher levels of pre-tax accounting income in the second quarter of 2015, compared with the same period of 2014. Fiscal year 2015 discrete items and other unexpected changes impacting annual tax financial accounting tax expense may cause the effective tax rate for fiscal year 2015 to differ from the effective tax rate for the second quarter.

Income from Continuing Operations. Income from continuing operations of $7.7 million in the second quarter of fiscal year 2015 increased by $1.0 million compared to the second quarter of fiscal year 2014 due to the factors noted above.

Income (Loss) from Discontinued Operations, net of income taxes. Income (loss) from discontinued operation, net of income taxes, for the second quarter of fiscal year 2015 was a loss of $153 thousand compared with income of $236 thousand during the second quarter of fiscal year 2014. The loss in the second quarter of fiscal year 2015 and the income in the second quarter of fiscal year 2014 were both primarily attributable to the Mitchell’s Restaurants.

Net Income. Net income was $7.5 million in the second quarter of fiscal year 2015 and increased by $612 thousand compared to $6.9 million in the second quarter of fiscal year 2014. The increase was largely attributable to the factors noted above.

Twenty-six Weeks Ended June 28, 2015 Compared to Twenty-six Weeks Ended June 29, 2014

Overview. Operating income increased $3.8 million, or 16.1%, to $27.6 million for the first twenty-six weeks of fiscal year 2015 from the first twenty-six weeks of fiscal year 2014. Operating income for the first twenty-six weeks of fiscal year 2015 was favorably impacted by a $14.8 million increase in restaurant sales. Income from continuing operations increased from the first twenty-six weeks of fiscal year 2014 by $2.8 million to $18.4 million. Net income for the first twenty-six weeks of fiscal year 2015 increased from the first twenty-six weeks of fiscal year 2014 by $2.2 million to $17.9 million.

Segment Profits. Segment profits for the first twenty-six weeks of fiscal year 2015 for the Company-owned steakhouse restaurant segment increased by $6.7 million to $42.8 million from the first twenty-six weeks of fiscal year 2014. The increase was driven by a $14.8 million increase in revenues, which exceeded the increase in segment operating expenses. Franchise income increased $296 thousand in the first twenty-six weeks of 2015 to $8.1 million compared to the first twenty-six weeks of 2014.

Restaurant Sales. Restaurant sales increased by $14.8 million, or 9.1%, to $177.8 million in the first twenty-six weeks of fiscal year 2015 from the first twenty-six weeks of fiscal year 2014. The increase was attributable to a $5.6 million increase in Company-owned comparable restaurant sales and $9.2 million in restaurant sales at new restaurants. Excluding discontinued operations, total operating weeks for all brands during the first twenty-six weeks of fiscal year 2015 increased to 1,710 from 1,628 in the first twenty-six weeks of fiscal year 2014. Company-owned comparable restaurant sales increased 3.5%, driven by an average check increase of 3.4% and an entrée increase of 0.1%.

Franchise Income. Franchise income in the first twenty-six weeks of 2015 increased $296 thousand compared to the first twenty-six weeks of 2014. There was a $100 thousand increase in opening fees as well as increased royalties from new franchise restaurant openings during the last twelve months.

Other Operating Income. Other operating income in the first twenty-six weeks of fiscal year 2015 was relatively unchanged compared to the first twenty-six weeks of fiscal year 2014. Other operating income includes gift card breakage revenue, our share of income from a managed restaurant and miscellaneous restaurant income.

Food and Beverage Costs. Food and beverage costs increased $2.8 million, or 5.4%, to $54.3 million in the first twenty-six weeks of fiscal year 2015 from the first twenty-six weeks of fiscal year 2014. As a percentage of restaurant sales, food and beverage costs decreased to 30.5% in the first twenty-six weeks of fiscal year 2015 from 31.6% in the first twenty-six weeks of fiscal year 2014. The decrease in food and beverage costs as a percentage of restaurant sales was primarily due to a 3.5% decrease in beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $5.4 million, or 7.0%, to $82.0 million in the first twenty-six weeks of fiscal year 2015 from the first twenty-six weeks of fiscal year 2014. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 46.1% in the first twenty-six weeks of fiscal year 2015 from 47.0% in the first twenty-six weeks of fiscal year 2014. The decrease in restaurant operating expenses as a percentage of restaurant sales was primarily attributable to lower healthcare claims.

Marketing and Advertising. Marketing and advertising expenses increased $371 thousand to $4.0 million in the first twenty-six weeks of fiscal year 2015 from the first twenty-six weeks of fiscal year 2014. The increase in marketing and advertising expenses in the first twenty-six weeks of fiscal 2015 was primarily attributable to a planned shift in the timing of advertising spending.

General and Administrative Costs. General and administrative costs increased $1.8 million to $13.9 million in the first twenty-six weeks of fiscal year 2015 from the first twenty-six weeks of fiscal year 2014. The increase in general and administrative costs was primarily attributable to incentive and performance-based compensation.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $882 thousand to $6.1 million in the first twenty-six weeks of fiscal year 2015 from the first twenty-six weeks of fiscal year 2014 due to depreciation related to three new Company-owned restaurants that have opened since June 2014.

Pre-opening costs. Pre-opening costs were $515 thousand in the first twenty-six weeks of fiscal year 2015 primarily due to the opening of the St. Petersburg, FL Ruth’s Chris Steak House Restaurant. Pre-opening costs were $528 thousand in the first twenty-six weeks fiscal year 2014 primarily due to the opening of the Denver, CO Ruth’s Chris Steak House Restaurant.

Interest Expense. Interest expense decreased $185 thousand to $400 thousand in the first twenty-six weeks of fiscal year 2015 from the first twenty-six weeks of fiscal year 2014. The decrease in expense was primarily due to a lower average debt balance in the first half of fiscal year 2015.

Income Tax Expense. During the first twenty-six weeks of fiscal year 2015, we recognized income tax expense of $8.8 million. During the first twenty-six weeks of fiscal 2014, we recognized income tax expense of $7.6 million. The effective tax rate, including the impact of discrete items, decreased to 32.3% for the first twenty-six weeks fiscal year 2015 compared to 32.6% for the first twenty-six weeks of fiscal year 2014. The effective tax rate decreased primarily due to a decrease in the recognition of unfavorable discrete income tax items during the first twenty-six weeks of fiscal year 2015. Fiscal year 2015 discrete items and other unexpected changes impacting annual tax financial accounting tax expense may cause the effective tax rate for fiscal year 2015 to differ from the effective tax rate for the first twenty-six weeks of fiscal year 2015.

Income from Continuing Operations. Income from continuing operations of $18.4 million in the first twenty-six weeks of fiscal year 2015 increased by $2.7 million compared to the first twenty-six weeks of fiscal year 2014 due to the factors noted above.

Income (Loss) from Discontinued Operations, net of income taxes. Income (loss) from discontinued operation, net of income taxes, for the first twenty-six weeks of fiscal year 2015 was a loss of $509 thousand compared with income of $111 thousand during the first twenty-six weeks of fiscal year 2014. The loss in the first twenty-six weeks of fiscal year 2015 and the income for the first twenty-six weeks of 2014 were both primarily attributable to the Mitchell’s Restaurants.

Net Income. Net income was $17.9 million in the first twenty-six weeks of fiscal year 2015 and increased by $2.1 million compared to $15.8 million in the first twenty-six weeks of fiscal year 2014. The increase was largely attributable to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal sources of cash during the first twenty-six weeks of fiscal year 2015 were net cash provided by operating activities, proceeds from the sale of the Mitchell’s Restaurants and related assets and borrowings under our $100 million senior credit facility. Our principal uses of cash during the first twenty-six weeks of fiscal year 2015 were for capital expenditures, principal repayments under our $100 million senior credit facility, common stock repurchases and dividend payments.

Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our condensed consolidated statement of cash flows. Except for the receipt of $10 million cash for the sale of the Mitchell’s Restaurants and related assets during the first twenty-six weeks of fiscal year 2015, we do not anticipate that the sale of the Mitchell’s Restaurants or any of our closed restaurants reported in discontinued operations will have a material impact on the Company’s cash flow during fiscal year 2015.

During November 2014, a new share repurchase program was approved by our Board of Directors under which the Company is authorized to repurchase up to $50 million of outstanding common stock from time to time. The new share repurchase program replaced the previous share repurchase program announced in May 2013, which has been terminated. During the first twenty-six weeks of fiscal year 2015, 350,749 shares were repurchased under the repurchase program at an aggregate cost of $5.3 million or an average cost of $14.99 per share. All repurchased shares were retired and cancelled. As of June 28, 2015, $39.6 million remained available for future purchases under the new program.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. We paid a quarterly cash dividend of $0.06 per share, or $2.1 million in the aggregate, during the first and second quarter of fiscal year 2015. On July 31, 2015, we announced that our Board of Directors declared a quarterly cash dividend of $0.06 per share, or approximately $2.1 million in the aggregate, to be paid on August 27, 2015 to common and restricted stockholders of record as of the close of business on August 13, 2015. Future dividends will be subject to the approval of our Board of Directors.

We have decreased borrowing under our senior credit facility by $13.0 million since the end of fiscal year 2014. As of June 28, 2015, we had no outstanding indebtedness under our senior credit facility with approximately $95.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. As of June 28, 2015, the weighted average interest rate on our outstanding letters of credit was 2.1%. In addition, the fee on our unused senior credit facility was 0.2%.

We amended our senior credit agreement in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchases of common and preferred stock. As a result of the amendment, we are permitted to make up to $100 million in junior stock payments subsequent to December 30, 2012 through the end of the agreement; $36.3 million of such payments had been made as of June 28, 2015. As of June 28, 2015, we were in compliance with all the covenants under our senior credit facility.

We anticipate capital expenditures for fiscal year 2015 will total approximately $20.0 million to $23.0 million. We believe that our borrowing ability under our senior credit facility coupled with our anticipated cash flow from operations should provide us with adequate liquidity in fiscal year 2015.

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	26 Weeks Ended
	June 28,	June 29,
	2015	2014
Net cash provided by (used in):
Operating activities	$21,727	$9,744
Investing activities	1,879	(9,162)
Financing activities	(22,777)	(7,956)
Net increase (decrease) in cash and cash equivalents	$829	$(7,374)

Operating Activities. Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising and general and administrative costs. Operating activities provided cash flow during the first twenty-six weeks of both fiscal years 2015 and 2014 primarily because operating revenues exceeded cash-based expenses.

Investing Activities. Cash provided by investing activities aggregated $1.9 million in the first twenty-six weeks of fiscal year 2015 compared with $9.2 million cash used in the first twenty-six weeks of fiscal year 2014 primarily due to receipt of $10 million from the sale of the Mitchell’s Restaurants and related assets. Investing cash outflows during the first twenty-six weeks of both fiscal years 2015 and 2014 pertained primarily to capital expenditure projects. Cash used in investing projects during the first twenty-six weeks of fiscal year 2015 pertained to $3.9 million for restaurant remodel projects and $3.4 million for new restaurants. Cash used in investing activities during the first twenty-six weeks of fiscal year 2014 pertained to $3.5 million for restaurant remodel projects, $2.9 million for leasehold improvements at a new Ruth’s Chris Steak House restaurant and $2.8 million for the acquisition of the Austin, TX Ruth’s Chris Steak House Restaurant from an owner franchisee.

Financing Activities. Financing activities used cash during the first twenty-six weeks of both fiscal years 2015 and 2014. During the first twenty-six weeks of fiscal year 2015, we: reduced the debt outstanding under our senior credit facility by $13.0 million; used $5.3 million to repurchase common stock; paid $1.1 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options; and paid dividends of $4.2 million. We paid $1.1 million in taxes in connection with the vesting of restricted stock and the exercise of stock options because some recipients elected to satisfy their individual minimum tax withholding obligations by having us withhold a number of vested shares of restricted stock and/or a number of shares otherwise issuable pursuant to stock options, in each case in an amount having a value on the date of vesting or exercise equal to a recipient’s minimum required federal and state withholding taxes. During the first twenty-six weeks of fiscal year 2014, we: increased the debt outstanding under our senior credit facility by $3.0 million; used $6.7 million to repurchase common stock; paid $2.2 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options; and paid dividends of $3.6 million.

Off-Balance Sheet Arrangements

As of June 28, 2015, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first twenty-six weeks of fiscal year 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At June 28, 2015, the Company had no variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Ceteris paribus, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2015 of less than $100 thousand.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first twenty-six weeks of fiscal years 2015 and 2014, franchise income attributable to international locations was approximately $1.6 million each.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices, which in the past have been volatile and have impacted the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. As of June 28, 2015, the Company had not negotiated set pricing for any of its beef requirements for the remainder of fiscal year 2015. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. Ceteris paribus, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $2.0 million to $3.0 million for the remainder of fiscal year 2015.

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

Effects of Healthcare Inflation

The Company is exposed to market price fluctuations related to the cost of providing healthcare to its employees. Claim trends are predicted to outpace inflation throughout the upcoming year. Pharmacy costs are also rising in excess of general and medical cost inflation. If prices increase, or the Company experiences significantly more claims, operating margin could be materially adversely affected. Ceretis paribus, a hypothetical 10% fluctuation in healthcare costs would have an approximate impact on pre-tax earnings of approximately $500 thousand for the remainder of 2015.

Effects of Inflation

The Company believes that general inflation, excluding increases in food and employee health plan costs, has not had a material impact on its results of operations in recent years. Additionally, increases in statutory minimum wage rates may increase our operating costs. During 2014 and 2015, governmental entities acted to increase minimum wage rates in several states where Company-owned restaurants are located. The increased minimum wage rates are expected to increase employee compensation and related taxes by approximately $800 thousand in fiscal year 2015 compared to fiscal year 2014. Also, the U.S. government may consider legislation to increase the federal minimum wage rate, which, if enacted, would further increase employee compensation and related taxes.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 28, 2015. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2015 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended June 28, 2015, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the fiscal quarter ended June 28, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publically Announced Program	Maximum Dollar Value that May Yet be Purchased under the Program (1) – Dollars in thousands

March 30, 2015 to May 3, 2015	—	—	—	$41,882
May 4, 2015 to May 31, 2015	—	—	—	$41,882
June 1, 2015 to June 28, 2015	143,092	$15.84	143,092	$39,615
Totals for the fiscal quarter	143,092	$15.84	143,092	$39,615

(1)

On November 17, 2014, the Company announced that its Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $50 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors. The new share repurchase program replaced the Company’s previous share repurchase program announced in May 2013, which was terminated. The previous share repurchase program had permitted the repurchase of up to $30 million of outstanding common stock, of which approximately $19 million remained unused upon its termination. The new share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and has no termination date. The Company intends to conduct any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. During the fiscal quarter ended June 28, 2015, 143,092 shares were repurchased via open market transactions at an aggregate cash cost of $2.3 million. During the fiscal quarter ended June 29, 2014, 291,590 shares were repurchased via open market transactions at an aggregate cash cost of $3.6 million. The repurchased shares were cancelled. As of June 28, 2015, $39.6 million remained available for further purchases under the new program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report filed on June 3, 2015).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUTH’S HOSPITALITY GROUP, INC.

	By:	/s/ MICHAEL P. O’DONNELL
Michael P. O’Donnell
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ ARNE G. HAAK
Arne G. Haak
Executive Vice President and Chief Financial Officer of Ruth’s Hospitality Group, Inc. (Principal Financial Officer)
Date: August 4, 2015