Form 10-Q
period 2015-09-27
Ruths Hospitality Group, Inc.
filed 2015-10-30
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

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

None

Former name, former address and former fiscal year, if changed since last report

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

The number of shares outstanding of the registrant’s common stock as of October 26, 2015 was 35,007,990, which includes 1,140,082 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	September 27,	December 28,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$2,792	$4,301
Accounts receivable, less allowance for doubtful accounts 2015 - $756; 2014 - $760	13,562	20,458
Inventory	7,065	7,206
Assets held for sale	250	15,119
Prepaid expenses and other	1,813	1,291
Deferred income taxes	3,458	3,775
Total current assets	28,940	52,150

Property and equipment, net of accumulated depreciation 2015 - $123,934; 2014 - $114,708	84,909	80,354
Goodwill	24,293	24,293
Franchise rights	32,418	32,418
Trademarks	118	118
Other intangibles, net of accumulated amortization 2015 - $1,285; 2014 - $1,001	2,397	2,476
Deferred income taxes	14,082	25,054
Other assets	1,322	1,704
Total assets	$188,479	$218,567
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$9,600	$13,414
Accrued payroll	14,594	15,304
Accrued expenses	6,361	11,065
Deferred revenue	23,801	34,552
Liabilities associated with assets held for sale	-	4,869
Other current liabilities	4,955	7,277
Total current liabilities	59,311	86,481
Long-term debt	5,000	13,000
Deferred rent	20,345	19,990
Other liabilities	2,606	2,785
Total liabilities	87,262	122,256
Commitments and contingencies (Note 11)	-	-
Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 33,874,134 shares issued and outstanding at September 27, 2015; 34,333,858 shares issued and outstanding at December 28, 2014	339	343
Additional paid-in capital	146,152	155,455
Accumulated deficit	(45,274)	(59,487)
Treasury stock, at cost; 71,950 shares at September 27, 2015 and December 28, 2014	-	-
Total shareholders' equity	101,217	96,311
Total liabilities and shareholders' equity	$188,479	$218,567

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014

Revenues:
Restaurant sales	$75,249	$69,283	$253,085	$232,342
Franchise income	3,965	3,517	12,103	11,360
Other operating income	1,078	995	3,497	3,453
Total revenues	80,292	73,795	268,685	247,155
Costs and expenses:
Food and beverage costs	23,709	22,165	77,971	73,661
Restaurant operating expenses	39,321	37,238	121,286	113,821
Marketing and advertising	2,312	1,990	6,352	5,658
General and administrative costs	7,442	5,352	21,334	17,424
Depreciation and amortization expenses	3,241	2,693	9,347	7,918
Pre-opening costs	112	395	627	924
Total costs and expenses	76,137	69,833	236,917	219,406
Operating income	4,155	3,962	31,768	27,749
Other income (expense):
Interest expense, net	(188)	(297)	(588)	(881)
Other	9	5	40	25
Income from continuing operations before income tax expense	3,976	3,670	31,220	26,893
Income tax expense	1,338	1,472	10,145	9,038
Income from continuing operations	2,638	2,198	21,075	17,855
Loss from discontinued operations, net of income taxes	(73)	(9,496)	(582)	(9,385)
Net income (loss)	$2,565	$(7,298)	$20,493	$8,470
Basic earnings (loss) per common share:
Continuing operations	$0.08	$0.06	$0.62	$0.51
Discontinued operations	(0.00)	(0.27)	(0.02)	(0.27)
Basic earnings (loss) per share	$0.08	$(0.21)	$0.60	$0.24
Diluted earnings (loss) per common share:
Continuing operations	$0.08	$0.06	$0.61	$0.51
Discontinued operations	(0.00)	(0.27)	(0.02)	(0.27)
Diluted earnings (loss) per share	$0.08	$(0.21)	$0.59	$0.24
Shares used in computing net income (loss) per common share:
Basic	33,989,364	34,925,592	34,183,137	35,047,458
Diluted	34,338,440	34,925,592	34,537,553	35,567,738
Cash dividends declared per common share	$0.06	$0.05	$0.18	$0.15

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

for the Thirty-nine Weeks ended September 27, 2015 and September 28, 2014

(Amounts in thousands)

	Common Stock		Additional	Accumulated	Treasury Stock		Shareholders'
	Shares	Value	Paid-in Capital	Deficit	Shares	Value	Equity

Balance at December 28, 2014	34,334	$343	$155,455	$(59,487)	72	$-	$96,311

Net income	-	-	-	20,493	-	-	20,493

Cash dividends	-	-	-	(6,280)	-	-	(6,280)

Repurchase of common stock	(752)	(7)	(11,674)	-	-	-	(11,681)

Shares issued under stock compensation plan net of shares withheld for tax effects	293	3	(1,165)	-	-	-	(1,162)

Excess tax benefit from stock based compensation	-	-	703	-	-	-	703

Stock-based compensation	-	-	2,833	-	-	-	2,833
Balance at September 27, 2015	33,874	$339	$146,152	$(45,274)	72	$-	$101,217

Balance at December 29, 2013	34,990	$350	$169,107	$(68,804)	72	$-	$100,653

Net income	-	-	-	8,470	-	-	8,470

Cash dividends	-	-	-	(5,374)	-	-	(5,374)

Repurchase of common stock	(866)	(9)	(10,275)	-	-	-	(10,284)

Shares issued under stock compensation plan net of shares withheld for tax effects	544	5	(2,790)	-	-	-	(2,784)

Excess tax benefit from stock based compensation	-	-	1,666	-	-	-	1,666

Stock-based compensation	-	-	2,071	-	-	-	2,071
Balance at September 28, 2014	34,668	$347	$159,778	$(65,708)	72	$-	$94,417

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	39 Weeks Ended
	September 27,	September 28,
	2015	2014
Cash flows from operating activities:
Net income	$20,493	$8,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,347	9,830
Deferred income taxes	11,289	(2,467)
Non-cash interest expense	315	315
Loss on impairment	-	15,295
Amortization of below market lease	-	97
Stock-based compensation expense	2,833	2,071
Changes in operating assets and liabilities:
Accounts receivable	6,896	(208)
Inventories	141	501
Prepaid expenses and other	(521)	593
Other assets	90	56
Accounts payable and accrued expenses	(9,912)	(13,440)
Deferred revenue	(10,751)	(7,039)
Deferred rent	355	(237)
Other liabilities	(1,070)	(725)
Net cash provided by operating activities	29,505	13,112
Cash flows from investing activities:
Acquisition of property and equipment	(14,594)	(11,775)
Acquisition of franchise restaurant, net of cash acquired	-	(2,800)
Proceeds from sale of property and equipment	-	140
Proceeds from sale of Mitchell's Restaurants	10,000	-
Net cash used in investing activities	(4,594)	(14,435)
Cash flows from financing activities:
Principal borrowings on long-term debt	26,000	25,000
Principal repayments on long-term debt	(34,000)	(14,000)
Repurchase of common stock	(11,681)	(10,284)
Tax payments from the vesting of restricted stock and option exercises	(1,392)	(2,948)
Excess tax benefits from stock compensation	703	1,666
Proceeds from exercise of stock options	230	163
Cash dividend payments	(6,280)	(5,374)
Net cash used in financing activities	(26,420)	(5,777)
Net decrease in cash and cash equivalents	(1,509)	(7,100)
Cash and cash equivalents at beginning of period	4,301	10,586
Cash and cash equivalents at end of period	$2,792	$3,486
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$276	$492
Income taxes	$114	$2,070
Noncash investing and financing activities:
Accrual-based acquisition of property and equipment	$861	$1,449

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the Company) as of September 27, 2015 and December 28, 2014 and for the thirteen and thirty-nine week periods ended September 27, 2015 and September 28, 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The condensed consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of September 27, 2015, there were 146 Ruth’s Chris Steak House restaurants, including 66 Company-owned restaurants, one restaurant operating under a management agreement and 79 franchisee-owned restaurants, including 20 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, El Salvador, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. All Company owned restaurants are located in the United States. In February 2015, the Company opened a new Ruth’s Chris Steak House restaurant in St. Petersburg, FL. New franchisee-owned Ruth’s Chris Steak House restaurants opened in Ann Arbor, MI and Charleston, SC in May 2015.

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

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended September 27, 2015 and September 28, 2014 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended September 27, 2015 and September 28, 2014 each contained thirteen weeks and are referred to herein as the third quarter of fiscal year 2015 and the third quarter of fiscal year 2014, respectively. Fiscal years 2015 and 2014 are both 52-week years.

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

The FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” in April 2015, which requires entities to present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. Entities will no longer record the cost of issuing debt as a separate asset, except when the cost is incurred before receipt of the funding from the associated debt liability. The new standard is effective for interim and annual periods beginning after December 15, 2015. On August 18, 2015 the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting,” (ASU 2015-15), which addresses the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. ASU 2015-15 states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings under that line-of-credit arrangement. The Company’s current financial statement presentation of debt issuance costs is consistent with the guidance in ASU 2015-15, so no material change in the Company’s financial reporting is expected from the recent debt issuance cost standards.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).” The pronouncement was issued to provide guidance concerning accounting for fees in a cloud computing arrangement. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2015-05 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330).” The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. This pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of ASU 2015-11 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

(2) Mitchell’s Restaurants

In November 2014, the Company, Landry’s, Inc. and Mitchell’s Entertainment, Inc., an affiliate of Landry’s Inc. (together with Landry’s Inc., Landry’s), entered into an asset purchase agreement (the Agreement). Pursuant to the Agreement, the Company agreed to sell the Mitchell’s Restaurants and related assets to Landry’s for $10 million. The sale of the Mitchell’s Restaurants closed on January 21, 2015. The assets sold consisted primarily of leasehold interests, leasehold improvements, restaurant equipment and furnishings, inventory, and related intangible assets, including brand names and trademarks associated with the 21 Mitchell’s Restaurants. The assets and related liabilities of the Mitchell’s Restaurants are classified as held for sale in the consolidated balance sheet as of December 28, 2014. The results of operations, impairment charges and loss on assets held for sale have been classified as discontinued operations in the consolidated statements of operations for all periods presented. No amounts for shared general and administrative costs or interest expense were allocated to discontinued operations. Substantially all direct cash flows related to operating these restaurants were eliminated on the closing date of the sale. The Company’s continuing involvement was limited to the provision of transition services for four months with minimal impact on cash flows.

Under the terms of the Agreement, Landry’s assumed the Mitchell’s Restaurants’ facility lease obligations and the Company will reimburse Landry’s for gift cards that were sold prior to the closing date and are used at the Mitchell’s Restaurants during the eighteen months following the closing date. In the Agreement, the Company and Landry’s made customary representations and warranties and agreed to customary covenants relating to the sale of the Mitchell’s Restaurants, including covenants that for eighteen months following the closing date, neither the Company nor Landry’s will knowingly solicit or employ, or seek to solicit or employ, certain key employees of the other party, subject to certain limited exceptions. Landry’s offered employment to substantially all of the employees of the Mitchell’s Restaurants. The Company and Landry’s agreed to indemnify each other for losses arising from certain breaches of the Agreement and for certain other liabilities.

The Company guaranteed Landry’s lease obligations aggregating $38.4 million under nine of the Mitchell’s Restaurants’ leases. The Company did not record a financial accounting liability for the lease guarantees, because the likelihood of Landry’s defaulting on the lease agreements was deemed to be remote. Landry’s also indemnified the Company in the event of a default under any of the leases. The Company did record a $250 thousand liability for its letter of credit obligation related to one of the leases.

The following summarizes the financial statement carrying amounts of assets and liabilities associated with the Mitchell’s Restaurants which are classified as held for sale (in thousands):

	September 27,	December 28,
	2015	2014

Inventory	$-	$952
Property and equipment, net	-	8,775
Trademarks	-	2,847
Other intangibles	250	2,545
Total assets held for sale	$250	$15,119

Deferred rent liability	$-	$4,869
Total liabilities associated with assets held for sale	$-	$4,869

As of September 27, 2015, the Company owned a liquor license related to the Mitchell’s Restaurants, which is classified as held for sale in the consolidated balance sheet as of September 27, 2015.

(3) Discontinued Operations

The Company accounts for its closed restaurants in accordance with the provisions of FASB ASC Topic 360-10, “Property, Plant and Equipment.” As of December 29, 2014, the Company adopted ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changed the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. Therefore, individual restaurants which are closed after December 28, 2014 will not be classified as discontinued operations. Prior to the Company’s adoption of ASU 2014-08, when a restaurant was closed or the restaurant was either held for sale or abandoned, the restaurant’s operations were eliminated from the ongoing operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, were reclassified. For the thirteen and thirty-nine week periods ended September 27, 2015 and September 28, 2014, all restaurant sales, direct costs and expenses and income taxes attributable to restaurants classified as discontinued operations have been aggregated to a single caption entitled loss from discontinued operations, net of income tax benefit in the condensed consolidated statements of operations for all periods presented. Loss from discontinued operations, net of income tax benefit is comprised of the following (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014

Revenues
Mitchell's Restaurants	$-	$17,648	$4,343	$55,544
Other Restaurants	-	700	(3)	3,386
Total revenues	-	18,348	4,340	58,930

Costs and expenses
Recurring costs and expenses
Mitchell's Restaurants	90	18,124	5,227	55,970
Other Restaurants	34	885	148	4,040
Impairment losses
Mitchell's Restaurants	-	15,295	-	15,295
Other Restaurants	-	-	-	-
Total costs and expenses	124	34,304	5,375	75,305

Loss before income taxes	(124)	(15,956)	(1,035)	(16,375)

Income tax benefit	(51)	(6,460)	(453)	(6,990)

Loss from discontinued operations, net of income taxes	$(73)	$(9,496)	$(582)	$(9,385)

In addition to the Mitchell’s Restaurants, discontinued operations for the thirteen and thirty-nine week periods ended September 27, 2015 and September 28, 2014 also includes the results of other closed restaurants. Due to an expiring lease term, the Company closed the Company-owned Ruth’s Chris Steak House in Kansas City, MO in March 2014 after seventeen years of operation. As the closing of this restaurant coincided with the termination of the lease agreement, the Company did not incur significant expenses related to the closing of this location. Due to local market conditions and disappointing financial results, the Company negotiated early terminations of the facility leases for the Stamford, CT Mitchell’s Fish Market restaurant, which closed in March 2014, and the Providence, RI Ruth’s Chris Steak House restaurant, which closed in September 2014.

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

(4) Long-term Debt

Long-term debt consists of the following (in thousands):

	September 27,	December 28,
	2015	2014

Senior Credit Facility:
Revolving credit facility	$5,000	$13,000
Less current maturities	-	-
	$5,000	$13,000

As of September 27, 2015, the Company had $5.0 million of outstanding indebtedness under its senior credit facility with approximately $90.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. As of September 27, 2015, the weighted average interest rate on the Company’s outstanding indebtedness was 2.3%. In addition, the fees on the Company’s unused senior credit facility and outstanding letters of credit were 0.2% and 2.1%, respectively.

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

The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on the Company’s ability to enter into joint ventures, acquisitions, and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Amended and Restated Credit Agreement requires the Company to maintain a fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio of 2.50:1.00. The agreement was amended in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchase of common and preferred stock. Junior stock payments made subsequent to December 30, 2012 through the end of the agreement are limited to $100 million; $44.8 million of such payments had been made as of September 27, 2015. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default. As of September 27, 2015, the Company was in compliance with the covenants under the Amended and Restated Credit Agreement.

(5) Shareholders’ Equity

In May 2013, the Company announced that its Board of Directors approved a common stock repurchase program. Under the program, the Company was authorized from time to time to purchase up to $30 million of its outstanding common stock. During the first thirty-nine weeks of fiscal year 2014, 866,410 shares were repurchased at an aggregate cost of $10.3 million, or an average cost of $11.87 per share. The share repurchases were made in the open market at the Company’s discretion, within pricing parameters set by the Board of Directors.

On November 17, 2014, the Company announced that its Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $50 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise, depending on share price, market conditions and other factors. The new share repurchase program replaced the Company’s previous share repurchase program announced in May 2013, which was terminated. The new share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and has no termination date. During the first thirty-nine weeks of fiscal year 2015, 752,438 shares were repurchased under this new program at an aggregate cost of $11.7 million, or an average cost of $15.52 per share. As of September 27, 2015, $33.2 million remained available for future purchases under the new program. Share repurchases under both programs were accounted for under the cost method and all repurchased shares were retired and cancelled. The excess of the purchase price over the par value of the shares was recorded as a reduction in additional paid-in capital.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date

Fiscal Year 2015:
February 13, 2015	$0.06	February 26, 2015	$2,082	March 12, 2015
April 21, 2015	$0.06	May 14, 2015	$2,090	May 28, 2015
July 22, 2015	$0.06	August 13, 2015	$2,108	August 27, 2015

Fiscal Year 2014:
February 21, 2014	$0.05	March 13, 2014	$1,798	March 27, 2014
April 22, 2014	$0.05	May 15, 2014	$1,798	May 29, 2014
July 23, 2014	$0.05	August 14, 2014	$1,778	August 28, 2014

Subsequent to the end of the third quarter of fiscal year 2015, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.06 per common and restricted share, or approximately $2.1 million in the aggregate based on the number of shares currently outstanding, payable on December 3, 2015 to stockholders of record as of the close of business on November 19, 2015.

Outstanding unvested restricted stock is not included in common stock outstanding amounts. Restricted stock outstanding as of September 27, 2015 aggregated 1,140,082 shares.

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of September 27, 2015 and December 28, 2014 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

As of September 27, 2015 and December 28, 2014, the Company had no assets or liabilities measured on a recurring or nonrecurring basis subject to the disclosure requirements of “Fair Value Measurements and Disclosures,” FASB ASC Topic 820, except for the Mitchell’s Restaurants assets held for sale using a market approach valuation method (Level 3).

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

The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of September 27, 2015, (i) the Company-owned steakhouse restaurant segment included 66 Ruth’s Chris Steak House restaurants and one Ruth’s Chris Steak House restaurant operating under a management agreement and (ii) the franchise operations segment included 79 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the segments for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment.

Segment information related to the Company’s two reportable business segments follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014

Revenues:
Company-owned steakhouse restaurants	$75,815	$69,674	$254,819	$234,441
Franchise operations	3,965	3,517	12,103	11,360
Unallocated other revenue and revenue discounts, net	512	604	1,763	1,354
Total revenues	$80,292	$73,795	$268,685	$247,155

Segment profits:
Company-owned steakhouse restaurants	$12,785	$10,271	$55,562	$46,959
Franchise operations	3,965	3,517	12,103	11,360
Total segment profit	16,750	13,788	67,665	58,319

Unallocated operating income	512	604	1,763	1,354
Marketing and advertising expenses	(2,312)	(1,990)	(6,352)	(5,658)
General and administrative costs	(7,442)	(5,352)	(21,334)	(17,424)
Depreciation and amortization expenses	(3,241)	(2,693)	(9,347)	(7,918)
Pre-opening costs	(112)	(395)	(627)	(924)
Interest expense, net	(188)	(297)	(588)	(881)
Other income	9	5	40	25
Income from continuing operations before income tax expense	$3,976	$3,670	$31,220	$26,893

Capital expenditures:
Company-owned steakhouse restaurants	$6,376	$4,728	$13,646	$9,563
Corporate assets	97	112	723	1,013
Mitchell's Restaurants	-	573	225	1,199
Total capital expenditures	$6,473	$5,413	$14,594	$11,775

	September 27,	December 28,
	2015	2014

Total assets:
Company-owned steakhouse restaurants	$155,146	$155,757
Franchise operations	1,910	2,151
Corporate assets - unallocated	13,633	16,711
Deferred income taxes - unallocated	17,540	28,829
Mitchell's Restaurants	250	15,119
Total assets	$188,479	$218,567

(8) Stock-Based Employee Compensation

Under the Amended and Restated 2005 Equity Incentive Plan, at September 27, 2015, there were 265,448 shares of common stock issuable upon exercise of currently outstanding options, 1,140,082 currently outstanding restricted stock awards and 2,099,854 shares available for future grants. During the first thirty-nine weeks of fiscal year 2015, the Company issued 883,662 restricted stock awards to directors, officers and other employees of the Company. Of the 883,662 restricted stock awards issued during the first thirty-nine weeks of fiscal year 2015, 104,567 shares will vest pro rata over three annual service periods through March 9, 2018, 54,095 will vest upon completion of a two-year service period on March 9, 2017, 100,000 shares will vest pro rata over three annual service periods through June 15, 2018, 325,000 will vest at 25% annually with the first vesting date occurring on June 15, 2018 and ending June 15, 2021 and 300,000 will vest at 25% annually with the first vesting date occurring on June 30, 2017 and ending June 30, 2020. Total stock compensation expense recognized during the first thirty-nine weeks of fiscal years 2015 and 2014 was $2.8 million and $2.1 million, respectively.

(9) Income Taxes

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	39 Weeks Ended
	September 27,	September 28,
	2015	2014

Income tax expense at statutory rates	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.5%	4.5%
Federal employment tax credits	(7.2%)	(7.4%)
Other	0.2%	1.5%

Effective tax rate	32.5%	33.6%

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

Income taxes applicable to discontinued operations are comprised of (a) taxes calculated at the composite federal and state statutory tax rate times the pre-tax loss plus (b) the FICA tip credit benefit attributable to the restaurant sales of the Mitchell’s Restaurants. A reconciliation of the U.S. statutory tax rate to the effective tax rate applicable to discontinued operations for the first thirty-nine weeks of fiscal years 2015 and 2014 follows:

	39 Weeks Ended
	September 27,	September 28,
	2015	2014

Income tax expense at statutory rates	$(362)	$(5,731)
Decrease in income taxes resulting from:
State income taxes, net of federal benefit	(47)	(737)
Other, primarily federal FICA tip credit net benefit	(44)	(522)
	$(453)	$(6,990)

Effective tax rate	43.7%	42.7%

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and many state jurisdictions, respectively. With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations for years before 2010.

(10) Earnings Per Share

 The following table sets forth the computation of earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended		39 Weeks Ended

	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014

Income from continuing operations	$2,638	$2,198	$21,075	$17,855
Loss from discontinued operations, net of income taxes	(73)	(9,496)	(582)	(9,385)
Net income (loss)	$2,565	$(7,298)	$20,493	$8,470
Shares:
Weighted average number of common shares outstanding - basic	33,989,364	34,925,592	34,183,137	35,047,458
Weighted average number of common shares outstanding - diluted	34,338,440	34,925,592	34,537,553	35,567,738

Basic earnings (loss) per common share:
Continuing operations	$0.08	$0.06	$0.62	$0.51
Discontinued operations	(0.00)	(0.27)	(0.02)	(0.27)
Basic earnings (loss) per common share	$0.08	$(0.21)	$0.60	$0.24

Diluted earnings (loss) per common share:
Continuing operations	$0.08	$0.06	$0.61	$0.51
Discontinued operations	(0.00)	(0.27)	(0.02)	(0.27)
Diluted earnings (loss) per common share	$0.08	$(0.21)	$0.59	$0.24

Diluted earnings per share for the third quarters of fiscal year 2015 and 2014 excludes stock options and restricted shares of 33,853 and 182,515, respectively, which were outstanding during the period but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for third quarters of fiscal years 2015 and 2014 were $18.92 per share and $18.70 per share, respectively. Diluted earnings per share for the third quarter of fiscal year 2014 also excludes stock options and restricted shares of 379,814, which were anti-dilutive due to the loss for the fiscal quarter. Diluted earnings per share for the first thirty-nine weeks of fiscal years 2015 and 2014 excludes stock options and restricted shares of 65,367 and 157,373, respectively, which were outstanding during the period but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for the first thirty-nine weeks of fiscal years 2015 and 2014 were $18.77 per share and $18.70 per share, respectively.

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

The Company sells a considerable number of gift cards, which are issued and administered by a third party gift card issuer and service provider, consistent with common retail industry practice. The third party gift card issuer is paid a net fee for its services by the Company. The third party gift card issuer and service provider, as well as a number of other restaurant companies, retailers and gift card issuers, were named as defendants in an action filed under seal in June 2013 by William French on behalf of the State of Delaware in the Superior Court of Delaware in and for New Castle County alleging violations of Delaware law. The filing was unsealed in March 2014. The complaint alleges that approximately $30 million with respect to unused gift cards should be escheated by the Company to the State of Delaware and seeks interest and penalties, attorneys’ fees and costs, and an injunction against alleged future violations of Delaware’s unclaimed property laws. The Company has not yet been served with the complaint. The Company believes that it is in compliance with Delaware’s unclaimed property laws and intends to defend its position vigorously if served. To protect its interests, the Company has joined in a notice to remove the case to federal district court, which was filed in May 2014, and a motion to dismiss filed by all defendants in June 2014. In December 2014, the case was remanded back to Superior Court of Delaware. After the remand, the motion to dismiss was refiled in Delaware Superior Court and is currently pending.

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

Overview

Ruth’s Hospitality Group, Inc. is a leading restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of September 27, 2015, there were 146 Ruth’s Chris Steak House restaurants, including 66 Company-owned restaurants, one restaurant operating under a management agreement and 79 franchisee-owned restaurants.

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

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
Revenues:
Restaurant sales	93.7%	93.9%	94.2%	94.0%
Franchise income	4.9%	4.8%	4.5%	4.6%
Other operating income	1.3%	1.3%	1.3%	1.4%
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	31.5%	32.0%	30.8%	31.7%
Restaurant operating expenses (percentage of restaurant sales)	52.3%	53.7%	47.9%	49.0%
Marketing and advertising	2.9%	2.7%	2.4%	2.3%
General and administrative costs	9.3%	7.3%	7.9%	7.0%
Depreciation and amortization expenses	4.0%	3.6%	3.5%	3.2%
Pre-opening costs	0.1%	0.5%	0.2%	0.4%
Total costs and expenses	94.8%	94.6%	88.2%	88.8%
Operating income	5.2%	5.4%	11.8%	11.2%

Other income (expense):
Interest expense, net	(0.2%)	(0.4%)	(0.2%)	(0.4%)
Other	0.0%	0.0%	0.0%	0.0%
Income from continuing operations before income tax expense	5.0%	5.0%	11.6%	10.9%
Income tax expense	1.7%	2.0%	3.8%	3.7%
Income from continuing operations	3.3%	3.0%	7.8%	7.2%
Loss from discontinued operations, net of income taxes	(0.1%)	(12.9%)	(0.2%)	(3.8%)
Net income (loss)	3.2%	(9.9%)	7.6%	3.4%

Third Quarter Ended September 27, 2015 (13 Weeks) Compared to Third Quarter Ended September 28, 2014 (13 Weeks)

Overview. Operating income increased by $193 thousand, or 4.9%, to $4.2 million for the third quarter of fiscal year 2015 from the third quarter of fiscal year 2014. Operating income for the third quarter of fiscal year 2015 was favorably impacted by a $6.0 million increase in restaurant sales, offset by a $1.5 million increase in food and beverage costs, a $2.1 million increase in restaurant operating expenses and a $2.1 million increase in general and administrative costs. Income from continuing operations increased from the third quarter of fiscal year 2014 by $440 thousand to $2.6 million. Net income for the third quarter of fiscal year 2015 increased from the third quarter of fiscal year 2014 by $9.9 million to $2.6 million. The loss for the third quarter of fiscal year 2014 includes the $9.3 million after-tax impact of the impairment loss on Mitchell’s Restaurants. The results of operations and impairment charges for the Mitchell’s Restaurants have been classified as discontinued operations in the consolidated statements of operations.

Segment Profits. Segment profitability information is presented in Note 7 to the financial statements. Not all operating expenses are allocated to operating segments. The Ruth’s Chris Steak House Company-owned restaurants, which are all located in the United States, are managed as an operating segment. The Ruth’s Chris concept operates within the full-service dining industry, providing similar products to similar customers. The franchise operations are reported as a separate operating segment. No costs are allocated to the franchise operations segment. Segment profits for the third quarter of fiscal year 2015 for the Company-owned steakhouse restaurant segment increased by $2.5 million to $12.8 million from the third quarter of fiscal year 2014. The increase was driven by a $6.1 million increase in revenues, which exceeded the increase in segment operating expenses. Franchise income in the third quarter of fiscal year 2015 increased by $448 thousand to $4.0 million from the third quarter of fiscal year 2014.

Restaurant Sales. Restaurant sales increased by $6.0 million, or 8.6%, to $75.2 million in the third quarter of fiscal year 2015 from the third quarter of fiscal year 2014. The increase was attributable to a $2.2 million increase in Company-owned comparable sales and $3.8 million in restaurant sales at new restaurants. Excluding discontinued operations, total operating weeks during the third quarter of fiscal year 2015 increased to 858 from 819 in the third quarter of fiscal year 2014. Company-owned comparable restaurant sales increased 3.3%, driven by an average check increase of 3.8% partially offset by an entrée decrease of 0.5%.

Franchise Income. Franchise income in the third quarter of fiscal year 2015 increased $448 thousand, or 12.7%, compared to the third quarter of fiscal year 2014. The majority of the increase during the third quarter of fiscal year 2015 was due to new franchise restaurants that opened since September 2014. During the third quarter of fiscal year 2015 there was also a $186 thousand recovery of franchise royalties from prior periods.

Other Operating Income. Other operating income in the third quarter of fiscal year 2015 was relatively unchanged compared to the third quarter of fiscal year 2014. Other operating income includes gift card breakage revenue, our share of income from a managed restaurant and miscellaneous restaurant income.

Food and Beverage Costs. Food and beverage costs increased $1.5 million, or 7.0%, to $23.7 million in the third quarter of fiscal year 2015 from the third quarter of fiscal year 2014. As a percentage of restaurant sales, food and beverage costs decreased to 31.5% in the third quarter of fiscal year 2015 from 32.0% in the third quarter of fiscal year 2014. The decrease in food and beverage costs as a percentage of restaurant sales was primarily due to a 3.8% increase in the average check partially offset by a 3.1% increase in beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $2.1 million, or 5.6%, to $39.3 million in the third quarter of fiscal year 2015 from the third quarter of fiscal year 2014. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 52.3% in the third quarter of fiscal year 2015 from 53.7% in the third quarter of fiscal year 2014. The decrease in restaurant operating expenses as a percentage of restaurant sales was primarily attributable to lower healthcare claims.

Marketing and Advertising. Marketing and advertising expenses increased $322 thousand to $2.3 million in the third quarter of fiscal year 2015 from the third quarter of fiscal year 2014. The increase in marketing and advertising expenses in the third quarter of fiscal year 2015 was primarily attributable to a planned increase in advertising spending.

General and Administrative Costs. General and administrative costs increased $2.1 million to $7.4 million in the third quarter of fiscal year 2015 from the third quarter of fiscal year 2014. The increase in general and administrative costs was primarily attributable to performance-based compensation and an increase in stock based compensation.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $548 thousand to $3.2 million in the third quarter of fiscal year 2015 from the third quarter of fiscal year 2014 primarily due to depreciation on new restaurant assets placed in service within the last twelve months.

Pre-opening costs. Pre-opening costs were $112 thousand in the third quarter of fiscal year 2015 primarily due to the planned opening of the Dallas, TX Ruth’s Chris Steak House Restaurant in the fourth quarter of fiscal year 2015. Pre-opening costs were $395 thousand in the third quarter of fiscal year 2014 primarily due to two new Ruth’s Chris Steak House restaurants that opened in the fourth quarter of fiscal year 2014.

Interest Expense. Interest expense decreased $109 thousand to $188 thousand in the third quarter of fiscal year 2015 from the third quarter of fiscal year 2014. The decrease in expense was primarily due to a lower average debt balance in the third quarter of fiscal year 2015.

Income Tax Expense. During the third quarter of fiscal year 2015, we recognized income tax expense of $1.3 million. During the third quarter of fiscal year 2014, we recognized income tax expense of $1.5 million. The effective tax rate, including the impact of discrete items, decreased to 33.7% for the third quarter of fiscal year 2015 compared to 40.1% for the third quarter of fiscal year 2014. The effective tax rate decreased primarily due to unfavorable discrete items recognized in the third quarter of fiscal year 2014. Fiscal year 2015 discrete items and other unexpected changes impacting annual tax financial accounting tax expense may cause the effective tax rate for fiscal year 2015 to differ from the effective tax rate for the third quarter.

Income from Continuing Operations. Income from continuing operations of $2.6 million in the third quarter of fiscal year 2015 increased by $440 thousand compared to the third quarter of fiscal year 2014 due to the factors noted above.

Loss from Discontinued Operations, net of income taxes. Loss from discontinued operation, net of income taxes, for the third quarter of fiscal year 2015 was $73 thousand compared to $9.5 million during the third quarter of fiscal year 2014. The $9.5 million loss recognized in the third quarter of fiscal year 2014 was primarily due to a $9.3 million net of tax loss on impairment recognized on the Mitchell’s Restaurants.

Net Income (Loss). Net income was $2.6 million in the third quarter of fiscal year 2015 and increased by $9.9 million compared to a loss of $7.3 million in the third quarter of fiscal year 2014. The increase was largely attributable to the factors noted above.

Thirty-nine Weeks Ended September 27, 2015 Compared to Thirty-nine Weeks Ended September 28, 2014

Overview. Operating income increased $4.0 million, or 14.5%, to $31.8 million for the first thirty-nine weeks of fiscal year 2015 from the first thirty-nine weeks of fiscal year 2014. Operating income for the first thirty-nine weeks of fiscal year 2015 was favorably impacted by a $20.7 million increase in restaurant sales, offset by a $4.3 million increase in food and beverage costs, a $7.5 million increase in restaurant operating expenses and a $3.9 million increase in general and administrative costs. Income from continuing operations increased from the first thirty-nine weeks of fiscal year 2014 by $3.2 million to $21.1 million. Net income for the first thirty-nine weeks of fiscal year 2015 increased from the first thirty-nine weeks of fiscal year 2014 by $12.0 million to $20.5 million. The loss for the first thirty-nine weeks of fiscal year 2014 includes the $9.3 million after-tax impact of the impairment loss on Mitchell’s Restaurants. The results of operations and impairment charges for the Mitchell’s Restaurants have been classified as discontinued operations in the consolidated statements of operations.

Segment Profits. Segment profits for the first thirty-nine weeks of fiscal year 2015 for the Company-owned steakhouse restaurant segment increased by $8.6 million to $55.6 million from the first thirty-nine weeks of fiscal year 2014. The increase was driven by a $20.4 million increase in revenues, which exceeded the increase in segment operating expenses. Franchise income increased $743 thousand in the first thirty-nine weeks of fiscal year 2015 to $12.1 million from the first thirty-nine weeks of fiscal year 2014.

Restaurant Sales. Restaurant sales increased by $20.7 million, or 8.9%, to $253.1 million in the first thirty-nine weeks of fiscal year 2015 from the first thirty-nine weeks of fiscal year 2014. The increase was attributable to a $7.7 million increase in Company-owned comparable restaurant sales and $13.0 million in restaurant sales at new restaurants. Excluding discontinued operations, total operating weeks for all brands during the first thirty-nine weeks of fiscal year 2015 increased to 2,568 from 2,447 in the first thirty-nine weeks of fiscal year 2014. Company-owned comparable restaurant sales increased 3.4%, driven by an average check increase of 3.5% partially offset by an entrée decrease of 0.1%.

Franchise Income. Franchise income in the first thirty-nine weeks of fiscal year 2015 increased $743 thousand compared to the first thirty-nine weeks of fiscal year 2014. The increase was primarily due to new franchise restaurants that opened since September 2014. During the first thirty-nine weeks of fiscal year 2015 there was also a $186 thousand recovery of franchise royalties from prior periods.

Other Operating Income. Other operating income in the first thirty-nine weeks of fiscal year 2015 was relatively unchanged compared to the first thirty-nine weeks of fiscal year 2014. Other operating income includes gift card breakage revenue, our share of income from a managed restaurant and miscellaneous restaurant income.

Food and Beverage Costs. Food and beverage costs increased $4.3 million, or 5.9%, to $78.0 million in the first thirty-nine weeks of fiscal year 2015 from the first thirty-nine weeks of fiscal year 2014. As a percentage of restaurant sales, food and beverage costs decreased to 30.8% in the first thirty-nine weeks of fiscal year 2015 from 31.7% in the first thirty-nine weeks of fiscal year 2014. The decrease in food and beverage costs as a percentage of restaurant sales was primarily due to a 3.5% increase in average check without a corresponding increase in costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $7.5 million, or 6.6%, to $121.3 million in the first thirty-nine weeks of fiscal year 2015 from the first thirty-nine weeks of fiscal year 2014. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 47.9% in the first thirty-nine weeks of fiscal year 2015 from 49.0% in the first thirty-nine weeks of fiscal year 2014. The decrease in restaurant operating expenses as a percentage of restaurant sales was primarily attributable to lower healthcare claims.

Marketing and Advertising. Marketing and advertising expenses increased $694 thousand to $6.4 million in the first thirty-nine weeks of fiscal year 2015 from the first thirty-nine weeks of fiscal year 2014. The increase in marketing and advertising expenses in the first thirty-nine weeks of fiscal 2015 was primarily attributable to a planned increase in advertising spending. Marketing and advertising expenses as a percentage of revenue in the first thirty-nine weeks of fiscal year 2015 were relatively unchanged compared to the first thirty-nine weeks of fiscal year 2014.

General and Administrative Costs. General and administrative costs increased $3.9 million to $21.3 million in the first thirty-nine weeks of fiscal year 2015 from the first thirty-nine weeks of fiscal year 2014. The increase in general and administrative costs was primarily attributable to performance-based compensation and an increase in executive compensation.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $1.4 million to $9.3 million in the first thirty-nine weeks of fiscal year 2015 from the first thirty-nine weeks of fiscal year 2014 primarily due to depreciation on new restaurant assets placed in service within the last twelve months.

Pre-opening costs. Pre-opening costs were $627 thousand in the first thirty-nine weeks of fiscal year 2015 primarily due to the opening of the St. Petersburg, FL Ruth’s Chris Steak House Restaurant and the planned opening of the Dallas, TX Ruth’s Chris Steak House Restaurant in the fourth quarter of fiscal year 2015. Pre-opening costs were $924 thousand in the first thirty-nine weeks fiscal year 2014 primarily due to the opening of three new Ruth’s Chris Steak House restaurants in fiscal year 2014.

Interest Expense. Interest expense decreased $293 thousand to $588 thousand in the first thirty-nine weeks of fiscal year 2015 from the first thirty-nine weeks of fiscal year 2014. The decrease in expense was primarily due to a lower average debt balance during the first thirty-nine weeks of fiscal year 2015.

Income Tax Expense. During the first thirty-nine weeks of fiscal year 2015, we recognized income tax expense of $10.1 million. During the first thirty-nine weeks of fiscal year 2014, we recognized income tax expense of $9.0 million. The effective tax rate, including the impact of discrete items, decreased to 32.5% for the first thirty-nine weeks fiscal year 2015 compared to 33.6% for the first thirty-nine weeks of fiscal year 2014. The effective tax rate decreased primarily due to a decrease in the recognition of unfavorable discrete income tax items during the first thirty-nine weeks of fiscal year 2014. Fiscal year 2015 discrete items and other unexpected changes impacting annual tax financial accounting tax expense may cause the effective tax rate for fiscal year 2015 to differ from the effective tax rate for the first thirty-nine weeks of fiscal year 2015.

Income from Continuing Operations. Income from continuing operations of $21.1 million in the first thirty-nine weeks of fiscal year 2015 increased by $3.2 million compared to the first thirty-nine weeks of fiscal year 2014 due to the factors noted above.

Loss from Discontinued Operations, net of income taxes. Loss from discontinued operation, net of income taxes, for the first thirty-nine weeks of fiscal year 2015 was $582 thousand compared with a loss of $9.4 million during the first thirty-nine weeks of fiscal year 2014. The loss in the first thirty-nine weeks of fiscal year 2015 was primarily attributable to the Mitchell’s Restaurants. The loss for the first thirty-nine weeks of fiscal year 2014 includes the $9.3 million after-tax impact of the impairment loss on Mitchell’s Restaurants.

Net Income. Net income was $20.5 million in the first thirty-nine weeks of fiscal year 2015 and increased by $12.0 million compared to $8.5 million in the first thirty-nine weeks of fiscal year 2014. The increase was largely attributable to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal sources of cash during the first thirty-nine weeks of fiscal year 2015 were net cash provided by operating activities, proceeds from the sale of the Mitchell’s Restaurants and related assets and borrowings under our $100 million senior credit facility. Our principal uses of cash during the first thirty-nine weeks of fiscal year 2015 were for capital expenditures, principal repayments under our $100 million senior credit facility, common stock repurchases and dividend payments.

Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our condensed consolidated statement of cash flows. Except for the receipt of $10 million cash for the sale of the Mitchell’s Restaurants and related assets during the first thirty-nine weeks of fiscal year 2015, we do not anticipate that the sale of the Mitchell’s Restaurants or any of our closed restaurants reported in discontinued operations will have a material impact on the Company’s cash flow during fiscal year 2015.

During November 2014, a new share repurchase program was approved by our Board of Directors under which the Company is authorized to repurchase up to $50 million of outstanding common stock from time to time. The new share repurchase program replaced the previous share repurchase program announced in May 2013, which has been terminated. During the first thirty-nine weeks of fiscal year 2015, 752,438 shares were repurchased under the repurchase program at an aggregate cost of $11.7 million or an average cost of $15.52 per share. All repurchased shares were retired and cancelled. As of September 27, 2015, $33.2 million remained available for future purchases under the new program.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. We paid a quarterly cash dividend of $0.06 per share, or $2.1 million in the aggregate, during the first, second and third quarters of fiscal year 2015. On October 30, 2015, we announced that our Board of Directors declared a quarterly cash dividend of $0.06 per share, or approximately $2.1 million in the aggregate, to be paid on December 3, 2015 to common and restricted stockholders of record as of the close of business on November 19, 2015. Future dividends will be subject to the approval of our Board of Directors.

We have decreased borrowing under our senior credit facility by $8.0 million since the end of fiscal year 2014. As of September 27, 2015, we had $5.0 million of outstanding indebtedness under our senior credit facility with approximately $90.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. As of September 27, 2015, the weighted average interest rate on our outstanding indebtedness was 2.3%. In addition, the fees on our unused senior credit facility and outstanding letters of credit were 0.2% and 2.1%, respectively.

We amended our senior credit agreement in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchases of common and preferred stock. As a result of the amendment, we are permitted to make up to $100 million in junior stock payments subsequent to December 30, 2012 through the end of the agreement; $44.8 million of such payments had been made as of September 27, 2015. As of September 27, 2015, we were in compliance with all the covenants under our senior credit facility.

We believe that our cash flow from operations coupled with our borrowing capacity under our senior credit facility should provide us with adequate liquidity for the next 12 months. We anticipate capital expenditures for fiscal year 2015 will total approximately $19.0 million to $21.0 million.

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	39 Weeks Ended
	September 27,	September 28,
	2015	2014
Net cash provided by (used in):
Operating activities	$29,505	$13,112
Investing activities	(4,594)	(14,435)
Financing activities	(26,420)	(5,777)
Net decrease in cash and cash equivalents	$(1,509)	$(7,100)

Operating Activities. Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising and general and administrative costs. Operating activities provided cash flow during the first thirty-nine weeks of both fiscal years 2015 and 2014 primarily because operating revenues exceeded cash-based expenses.

Investing Activities. Cash used in investing activities aggregated $4.6 million in the first thirty-nine weeks of fiscal year 2015 compared with $14.4 million cash used in the first thirty-nine weeks of fiscal year 2014 primarily due to receipt of $10 million from the sale of the Mitchell’s Restaurants and related assets. Investing cash outflows during the first thirty-nine weeks of both fiscal years 2015 and 2014 pertained primarily to capital expenditure projects. Cash used in investing projects during the first thirty-nine weeks of fiscal year 2015 pertained to $8.6 million for restaurant remodel projects and $5.7 million for new restaurants. Cash used in investing activities during the first thirty-nine weeks of fiscal year 2014 pertained to $5.0 million for restaurant remodel projects, $5.8 million for leasehold improvements at a new Ruth’s Chris Steak House restaurant and $2.8 million for the acquisition of the Austin, TX Ruth’s Chris Steak House Restaurant from an owner franchisee.

Financing Activities. Financing activities used cash during the first thirty-nine weeks of both fiscal years 2015 and 2014. During the first thirty-nine weeks of fiscal year 2015, we: reduced the debt outstanding under our senior credit facility by $8.0 million; used $11.7 million to repurchase common stock; paid $1.4 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options; and paid dividends of $6.3 million. We paid $1.4 million in taxes in connection with the vesting of restricted stock and the exercise of stock options because some recipients elected to satisfy their individual minimum tax withholding obligations by having us withhold a number of vested shares of restricted stock and/or a number of shares otherwise issuable pursuant to stock options. During the first thirty-nine weeks of fiscal year 2014, we: increased the debt outstanding under our senior credit facility by $11.0 million to fund operations and capital expenditures; used $10.3 million to repurchase common stock; paid $2.9 million in taxes related to stock based compensation; and paid dividends of $5.4 million.

Off-Balance Sheet Arrangements

As of September 27, 2015, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first thirty-nine weeks of fiscal year 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At September 27, 2015, the Company had $5.0 million invariable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Ceteris paribus, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2015 of less than $100 thousand.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first thirty-nine weeks of fiscal years 2015 and 2014, franchise income attributable to international locations was approximately $2.3 million in each year.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices, which in the past have been volatile and have impacted the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. As of September 27, 2015, the Company had not negotiated set pricing for any of its beef requirements for the remainder of fiscal year 2015. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. Ceteris paribus, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $1.0 million to $1.5 million for the remainder of fiscal year 2015.

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

Effects of Healthcare Inflation

The Company is exposed to market price fluctuations related to the cost of providing healthcare to its employees. Claim trends are predicted to outpace inflation throughout the upcoming year. Pharmacy costs are also rising in excess of general and medical cost inflation. If prices increase, or the Company experiences significantly more claims, operating margin could be materially adversely affected. Ceretis paribus, a hypothetical 10% fluctuation in healthcare costs would have an approximate impact on pre-tax earnings of approximately $250 thousand for the remainder of 2015.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 27, 2015. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2015 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the first thirty-nine weeks of fiscal year 2015, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company sells a considerable number of gift cards, which are issued and administered by a third party gift card issuer and service provider, consistent with common retail industry practice. The third party gift card issuer is paid a net fee for its services by the Company. The third party gift card issuer and service provider, as well as a number of other restaurant companies, retailers and gift card issuers, were named as defendants in an action filed under seal in June 2013 by William French on behalf of the State of Delaware in the Superior Court of Delaware in and for New Castle County alleging violations of Delaware law. The filing was unsealed in March 2014. The complaint alleges that approximately $30 million with respect to unused gift cards should be escheated by the Company to the State of Delaware and seeks interest and penalties, attorneys’ fees and costs, and an injunction against alleged future violations of Delaware’s unclaimed property laws. The Company has not yet been served with the complaint. The Company believes that it is in compliance with Delaware’s unclaimed property laws and intends to defend its position vigorously if served. To protect its interests, the Company has joined in a notice to remove the case to federal district court, which was filed in May 2014, and a motion to dismiss filed by all defendants in June 2014. In December 2014, the case was remanded back to Superior Court of Delaware. After the remand, the motion to dismiss was refiled in Delaware Superior Court and is currently pending.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014. The impact of circumstances and events described in such risk factors could result in significant adverse effects on our financial position, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the fiscal quarter ended September 27, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value that May Yet be Purchased under the Program (1) – Dollars in thousands

June 29, 2015 to August 2, 2015	272,809	$15.99	272,809	$35,253
August 3, 2015 to August 30, 2015	71,600	$15.98	71,600	$34,109
August 31, 2015 to September 27, 2015	57,280	$15.98	57,280	$33,194
Totals for the fiscal quarter	401,689	$15.99	401,689	$33,194

On November 17, 2014, the Company announced that its Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $50 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors. The new share repurchase program replaced the Company’s previous share repurchase program announced in May 2013, which was terminated. The previous share repurchase program had permitted the repurchase of up to $30 million of outstanding common stock, of which approximately $19 million remained unused upon its termination. The new share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and has no termination date. The Company intends to conduct any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. During the fiscal quarter ended September 27, 2015, 401,689 shares were repurchased via open market transactions at an aggregate cash cost of $6.4 million. During the fiscal quarter ended September 28, 2014, 325,220 shares were repurchased via open market transactions at an aggregate cash cost of $3.5 million. The repurchased shares were cancelled. As of September 27, 2015, $33.2 million remained available for further purchases under the new program.

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

Date: October 30, 2015