Form 10-K
period 2015-12-27
Ruths Hospitality Group, Inc.
filed 2016-03-04
CIK 1324272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 27, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 28, 2015, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates was approximately $546,701,336.

The number of shares outstanding of the registrant’s common stock as of February 26, 2016 was 33,638,024 which includes 1,150,082 shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the materials incorporated by reference herein contain “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” “targeting,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Statements herein that describe the Company’s objectives, plans or goals, including with respect to new restaurant openings, are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to income taxes, unclaimed property, Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; the Company’s ability to protect its name and logo and other proprietary information; the impact of litigation; the restrictions imposed by the Company’s credit agreement; changes in, or the discontinuation of, the Company’s share repurchase program or dividend payments; and the Company’s indemnification obligations in connection with its recent sale of the Mitchell’s Fish Market and Mitchell’s/Cameron’s Steakhouse restaurants. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, please see Item 1A, Risk Factors, in this Annual Report on Form 10-K as well as the Company’s other filings with the Securities and Exchange Commission (the SEC), all of which are available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Annual Report on Form 10-K to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this Annual Report on Form 10-K have not occurred.

Unless the context otherwise indicates, all references in this Annual Report on Form 10-K to the “Company,” “we,” “us” or “our” or similar words are to Ruth’s Hospitality Group, Inc., and its wholly owned subsidiaries.

PART I

Item 1.	BUSINESS

Introduction

Ruth’s Hospitality Group, Inc. develops and operates fine dining restaurants under the trade name Ruth’s Chris Steak House. As of December 27, 2015, there were 148 Ruth’s Chris Steak House restaurants, including 67 Company-owned restaurants, one restaurant operating under a management agreement and 80 franchisee-owned restaurants, including 20 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, El Salvador, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates.

The Company previously operated eighteen Mitchell’s Fish Markets and three Mitchell’s/Cameron’s Steakhouse restaurants (the Mitchell’s Restaurants), located primarily in the Midwest and Florida. On January 21, 2015, the Company sold the Mitchell’s Restaurants to a third party. For financial reporting purposes, the Mitchell’s Restaurants are classified as discontinued operations for all periods presented and, as of December 28, 2014, the assets are classified as held for sale.

The Company has a 52/53-week fiscal year ending the last Sunday in December. The 2015 fiscal year ended December 27, 2015, the 2014 fiscal year ended December 28, 2014, and the 2013 fiscal year ended December 29, 2013. Fiscal years 2015, 2014 and 2013 all had 52 weeks.

The following description of the Company’s business should be read in conjunction with the information in Management’s Discussion and Analysis of Results of Operations of Financial Condition in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition of this Annual Report on Form 10-K and the consolidated financial statements included in this Annual Report on Form 10-K.

Background

The year 2015 marked the 50th anniversary of the founding of Ruth’s Chris Steak House. The Company was founded in 1965 when Ruth Fertel mortgaged her home for $22 thousand to purchase the “Chris Steak House,” a 60-seat restaurant located near the New Orleans Fair Grounds racetrack. After a fire destroyed the original restaurant, Ruth relocated her restaurant to a new 160-seat facility nearby. As the terms of the original purchase prevented the use of the “Chris Steak House” name at a new restaurant, Ruth added her name to that of the original restaurant—thus creating the “Ruth’s Chris Steak House” brand.

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

Recent Developments

●

In 2015, Ruth’s Chris Steak House was honored to be recognized by surveys and publications as a premier steakhouse restaurant brand, including recognition as the #1 Consumer Pick in the Nation’s Restaurant News annual survey for the fine dining category and being honored as an Open Table’s 2015 Top 100 Restaurant in America. Additionally, many of our restaurants continue to be ranked best steakhouse by local publications in the areas in which they operate.

●	In the fourth quarter of fiscal year 2015, Ruth’s Chris Steak House achieved its 23rd consecutive quarter of same-store sales growth.
●	Two new Company-owned Ruth’s Chris Steak House restaurants opened during 2015, including locations in St. Petersburg, FL and Dallas, TX.
●	Franchisees opened three new restaurants during 2015, including locations in Ann Arbor, MI, Charleston, SC, and San Antonio, TX.
●

The Company currently expects to open four new Ruth’s Chris Steak House restaurants during 2016. The Company expects that franchisees will open three new Ruth’s Chris Steak House restaurants during 2016.

Ruth’s Chris Steak House

With 148 restaurants as of December 27, 2015, Ruth’s Chris Steak House is one of the largest upscale steakhouse companies in the world. The menu features a broad selection of high-quality USDA Prime and Choice grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling”—complemented by other traditional menu items inspired by its New Orleans heritage. Ruth’s Chris complements its distinctive food offerings with an award-winning wine list.

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

Strengths

The Company believes that the key strengths of its business model are the following:

Premier Upscale Steakhouse Brand

The Ruth’s Chris Steak House brand is one of the strongest in the upscale steakhouse segment of the restaurant industry, with high levels of brand awareness. In 2015, Ruth’s Chris Steak House was again the #1 Consumer Pick in the Nation’s Restaurant News annual survey for the fine dining category. Additionally, many of our restaurants continue to be ranked best steakhouse by local publications in the areas in which they operate. In addition, the Company has been recognized for its award-winning core wine list, for which a majority of its Company-owned restaurants received “Awards of Excellence” from Wine Spectator magazine.

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

Improve Sales/Profitability

The Company strives to improve sales and profitability by focusing on:

•	Ensuring consistency of food quality through more streamlined preparation and presentation;
•	Expanding our brand appeal through continued menu evolution and facility remodels;
•	Increasing brand awareness through enhanced media advertising at the national and local levels;
•	Enhancing and/or developing innovative marketing programs through its website (e.g., www.ruthschris.com), social media, digital media and email communication; and
•	Creating and/or growing revenue opportunities via Ruth’s Catering, Private Dining, HD Satellite Programs and Gift Cards.

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

Franchisees opened 57 Ruth’s Chris restaurants from 1999 through the end of 2015. In fiscal year 2015, franchisees opened three new restaurants in Ann Arbor, MI, Charleston, SC, and San Antonio, TX. In fiscal year 2014, franchisees opened three new restaurants in Boise, ID, Panama City, Panama, and Taipei, Taiwan. In fiscal year 2013, franchisees opened three new restaurants in San Juan, Puerto Rico, Chattanooga, TN and Shanghai, China. In addition, a franchise restaurant opened in 2013 in Las Vegas, NV under a licensing agreement with Harrah’s Casino under which we receive a fee based on a percentage of sales. Franchisees are expected to open six new restaurants by the end of fiscal year 2017.

The Company and its franchise and licensing partners will have opened or relocated nineteen new Ruth’s Chris Steak Houses worldwide during the three year period ended December 2015.

Menu

The Ruth’s Chris menu features a broad selection of high-quality USDA Prime grade steaks and other premium offerings served in Ruth’s Chris signature fashion—“sizzling” on a 500 degree plate and topped with butter—complemented by other Classic American steakhouse menu items. USDA Prime is the highest meat grade level, which refers to the superior quality and evenly distributed marbling that enhances the flavor of the steak. The Ruth’s Chris menu also includes premium quality lamb chops, fish, shrimp, crab, chicken and lobster. Dinner entrées are generally priced from $28 to $85. Ruth’s Chris is predominantly open dinner hours only with a limited number of restaurants open for lunch. The lunch menu offers entrées generally ranging in price from $13 to $27. The blended guest check average at Ruth’s Chris was approximately $79 during fiscal year 2015. While the Ruth’s Chris core menu is similar at all of its restaurants, the Company seasonally introduces new items such as specials and prix fixe offerings that allow it to give its guests additional choices while taking advantage of fresh sourcing and advantageous cost opportunities.

The Company’s Ruth’s Chris restaurants offer ten to thirteen standard appetizer items, including New Orleans-style barbequed shrimp, mushrooms stuffed with crabmeat, shrimp remoulade, lobster bisque and osso bucco ravioli, as well as six to eight different salads. They also offer a variety of potatoes and vegetables as side dishes. For dessert, crème brûlée, bread pudding, cheesecake, fresh seasonal berries with sweet cream sauce and other selections are available.

The Company’s wine list features bottles typically ranging in price from $40 to over $1,000. Individual restaurants supplement their 250-bottle core wine list with approximately 20 additional selections that reflect local market tastes. Most of the Company’s Ruth’s Chris restaurants also offer approximately 39 wines-by-the-glass and numerous beers, liquors and alcoholic dessert drinks. Wine sales account for approximately 58% of the total beverage sales.

Restaurant Operations and Management

The Ruth’s Chris President and Chief Operating Officer has primary responsibility for managing Company-owned restaurants and participates in analyzing restaurant-level performance and strategic planning. The Company has nine regional vice presidents that oversee restaurant operations at Company-owned restaurants and one vice president that has oversight responsibility for franchisee-owned restaurants. In addition, restaurant education and training is overseen by a regional staff dedicated to the ongoing training and development of customer service employees and kitchen staff.

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

During fiscal year 2015, the Company purchased substantially all of the beef it used in Company-owned Ruth’s Chris restaurants from two vendors, Sysco Food Services and Stock Yards Packing (a subsidiary of US Foods). Each vendor supplied about half of the Company’s beef requirements. In addition, the Company has a distribution arrangement with a national food and restaurant supply distributor, Distribution Market Advantage, Inc. (DMA), which purchases products for the Company from various suppliers and through which all of the Company-owned Ruth’s Chris Steak House restaurants receive a significant portion of their food supplies.

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

Advertising

In fiscal year 2015, the Company spent $10.9 million, or 2.9% of its revenues, in total marketing and advertising expenditures, which included spending on national media, consisting primarily of national cable television advertisements, online initiatives and consumer research. During fiscal year 2015, the Company continued to optimize its online marketing efforts, using a variety of tactics. The Company’s online strategy also included an emphasis on targeted emails with special offers and announcements, as well as emails regarding seasonal specials, holiday offers and personalized birthday and anniversary invitations. In the fourth quarter of fiscal year 2015, the Company ran national television advertising across a targeted selection of cable channels and invested in online advertising. In fiscal year 2015, Ruth’s Chris Steak House continued its participation in co-branded campaign with American Express Membership Rewards program. Many of the Company’s restaurants also schedule events to strengthen community ties and increase local market presence. The Company’s franchisees also conduct their own local media and advertising plans.

Gift Cards

The Company sells Ruth’s Chris gift cards at most of its Ruth’s Chris Steak House restaurants, including franchises, on its website and through its toll-free number. Ruth’s Chris patrons frequently purchase gift cards for holidays, including Christmas, Hanukkah, Valentine’s Day, Mothers’ Day and Fathers’ Day, and other special occasions. In December 2013, Ruth’s Chris began offering e-gift cards to purchasers on its e-commerce gift card website.  The e-gift card is emailed directly to the recipient and is redeemable in the same manner as a plastic gift card.  E-gift cards give Ruth’s Chris the opportunity to maximize last-minute gift-giving and address its patrons’ requests for convenient, immediate purchases.  In fiscal year 2015, system-wide gift card Company and franchise sales of Ruth’s gift cards aggregated approximately $59 million. Ruth’s Chris gift cards are redeemable at both Company and franchisee owned Ruth’s Chris restaurants.

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

As of December 27, 2015, the Company’s 80 franchisee-owned Ruth’s Chris restaurants are owned by 30 franchisees with the three largest franchisees owning 29 restaurants in total. Currently, franchisees have agreed to open six additional Ruth’s Chris restaurants, which are expected to open by the end of fiscal year 2017.

Under the Company’s current franchise program, each franchise arrangement consists of a development agreement, if multiple restaurants are to be developed, with a separate franchise agreement executed for each restaurant. The Company’s current form of development agreement grants exclusive rights to a franchisee to develop a minimum number of restaurants in a defined area, typically during a three-to-five-year period. Individual franchise agreements govern the operation of each restaurant opened and have a 20-year term with two renewal options each for additional ten-year terms if certain conditions are met. The Company’s current form of franchise agreement requires franchisees to pay a 5% royalty on gross revenues plus up to a 1% advertising fee applied to national advertising expenditures.

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

Employees

As of December 27, 2015, the Company employed 4,350 persons, of whom 434 were salaried and 3,916 were hourly personnel, who were employed in the positions set forth in the table below. None of the Company’s employees are covered by a collective bargaining agreement.

Functional Area	Number of Employees
Senior Officers / Corporate VPs / Operations VPs	27
General Managers	71
Managers	177
Regional Corporate Chefs / Executive Chefs	69
Sous Chefs	50
Non-Salaried Restaurant Staff	3,898
Corporate Salaried	40
Corporate Non-salaried	18
Total number of employees	4,350

Financial Information about Segments

The Company-owned Ruth’s Chris Steak House restaurants in North America are managed as an operating segment. The Ruth’s Chris restaurants operate within the full-service dining industry, providing similar products to similar customers. The franchise operations are also considered to be an operating segment. Financial information concerning the Company’s segments for financial reporting purposes appears in Note 17 of the consolidated financial statements.

Government Regulation

The Company is subject to extensive federal, state and local government regulation, including regulations relating to public health and safety, zoning and fire codes and the sale of alcoholic beverages and food. The Company maintains the necessary restaurant, alcoholic beverage and retail licenses, permits and approvals. Federal and state laws govern the Company’s relationship with its employees, including laws relating to minimum wage requirements, overtime, tips, tip credits and working conditions. A significant number of the Company’s hourly employees are paid at rates related to the federal or state minimum wage. During 2015, governmental entities acted to increase minimum wage rates in several jurisdictions wherein Company-owned restaurants are located. Additionally, the federal government may act to increase the U.S. federal minimum wage rate.

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

The Company is subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. The Company is, or will become, subject to laws and regulations requiring disclosure of calorie, fat, trans fat, salt and allergen content. The Patient Protection and Affordable Care Act of 2010 (ACA) requires restaurant companies, such as the Company, to disclose calorie information on their menus beginning in December 2016. The Food and Drug Administration has rules to implement this provision that would require restaurants to post the number of calories for most items on menus or menu boards and to make available more detailed nutrition information upon request. A number of states, counties and cities have also enacted menu labeling laws requiring restaurant companies, such as the Company, to disclose certain nutrition information on their menus, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Although the ACA is intended to preempt conflicting state and local laws regarding nutrition labeling, the Company will be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements until the Company is required to comply with the federal law. Many of the current requirements are inconsistent or are interpreted differently from one jurisdiction to another. The effect of such labeling requirements on consumer choices, if any, is unclear at this time.

The Company maintains an employee benefits program that provides self-insured and insured coverage to employees that meet the applicable requirements under the program. Employees can elect to enroll dependents that meet eligibility criteria. Coverage includes health, dental, vision, short- and long-term disability, life insurance and other voluntary ancillary benefits. Employees share in the cost of other coverage at varying levels. The Company has historically funded a majority of the cost of employee health benefits. The ACA requires that employers offer health care coverage that is qualified and affordable. Coverage must be offered to all “full-time” employees, as defined by the ACA. The Company routinely reviews its health benefit plans to assure conformity with the ACA. The hours of service eligibility criteria the Company requires for health benefits are lower than required under the ACA. Approximately 65% of eligible employees elect to participate in the Company’s health benefit plans.

Competition

The restaurant business is highly competitive and highly fragmented, and the number, size and strength of the Company’s competitors vary widely by region. The Company believes that restaurant competition is based on, among other things, quality of food products, customer service, reputation, restaurant location, atmosphere, name recognition and price. The Company’s restaurants compete with a number of upscale steakhouses and upscale casual seafood restaurants within their markets, both locally owned restaurants and restaurants within regional or national chains. The principal upscale steakhouses with which the Company competes are Fleming’s, The Capital Grille, Smith & Wollensky, The Palm, Del Frisco’s Double Eagle Steakhouse, Fogo de Chão and Morton’s The Steakhouse. The Company’s competitors may be better established in certain of the Company’s existing markets and/or markets into which the Company intends to expand.

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

We purchase large quantities of beef, particularly USDA Prime grade beef, which is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. Our beef costs represented approximately 47% of our food and beverage costs during fiscal year 2015. During fiscal year 2015, we entered into contracts with beef suppliers to establish set pricing on a portion of anticipated beef purchases. As of December 27, 2015, we have not negotiated set pricing for beef requirements in 2016. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, our operating margins could be materially adversely affected.

In addition, under the Federal Meat Inspection Act and the Poultry Products Inspection Act, the production, processing or interstate distribution of meat and poultry products is prohibited absent federal inspection. If there is a disruption to the meat inspection process, we could experience a reduction in supply and a corresponding increase in meat prices, which could be significant, either of which could materially impact our operating margin and results of operations.

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

Food safety is a top priority, and we dedicate substantial resources to ensuring that our customers enjoy safe, quality food products. However, food safety issues could be caused by food suppliers or distributors and, as a result, be out of our control. In addition, regardless of the source or cause, any report of food-borne illnesses such as E. coli, norovirus, hepatitis A, trichinosis or salmonella, and other food safety issues including food tampering or contamination, at one of our restaurants could adversely affect the reputation of our brands and have a negative impact on our sales. Even instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our sales. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.

Negative publicity surrounding our restaurants or the consumption of beef generally, or shifts in consumer tastes, could reduce sales in one or more of our restaurants and make our brand less valuable.

Our success depends, in large part, upon the popularity of our menu offerings. Negative publicity resulting from poor food quality, illness, injury or other health concerns, or operating problems related to one or more restaurants, could make our menu offerings less appealing to consumers and reduce demand in our restaurants. Further, the influence of social media could make it more difficult for us to respond to negative publicity in a timely or effective manner. Consumers value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us the opportunity for redress or correction. In addition, any other shifts in consumer preferences away from the kinds of food we offer, particularly beef, whether because of dietary or other health concerns or otherwise, would make our restaurants less appealing and adversely affect revenues. By December 2016, the ACA requires our restaurants to disclose calorie information on menus. While we cannot predict the changes in guest behavior resulting from the implementation of this portion of the ACA, it could have an adverse effect on our revenues and results of operations.

If our vendors or distributors do not deliver food and beverages in a timely fashion we may experience supply shortages and/or increased food and beverage costs.

Our ability to maintain consistent quality throughout Company-owned restaurants depends in part upon our ability to purchase USDA Prime and Choice grade beef, seafood and other food products in accordance with our rigid specifications. During fiscal year 2015, the Company purchased substantially all of the beef used in Company-owned Ruth’s Chris restaurants from two vendors, Sysco Food Services and Stock Yards Packing (a subsidiary of US Foods). Each vendor supplied about half of the Company’s beef requirements.

In addition, we currently have a long-term distribution arrangement with a national food and restaurant supply distributor, DMA, which purchases products for us from various suppliers, and through which all of our Company-owned Ruth’s Chris Steak House restaurants receive a significant portion of their food supplies. Consolidation in our supply chain due to mergers and acquisitions may change the relationships we have with our existing vendors and distributors and/or result in fewer alternative supply sources for purchasing our food supplies which could result in an increase in prices. If for any reason our vendors or distributors cease doing business with us, we could experience supply shortages in certain Company-owned restaurants and could be required to purchase supplies at higher prices until we are able to secure an alternative supply source. Any delay we experience in replacing vendors or distributors on acceptable terms could increase food costs or, in extreme cases, require us to temporarily remove items from the menu of one or more restaurants.

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

In addition, we have a substantial number of hourly employees who are paid wage rates at or based on the federal or state minimum wage and who rely on tips as a large portion of their income. Governmental entities have acted to increase minimum wage rates in several jurisdictions wherein Company-owned restaurants are located. The federal minimum wage may be increased and there likely will be additional minimum wage increases implemented in other states in which we operate or seek to operate. Likewise, changes to existing tip credit laws (which dictate the amounts an employer is permitted to assume an employee receives in tips when calculating the employee’s hourly wage for minimum wage compliance purposes) continue to be proposed and implemented at both the federal and state government levels. As federal and/or state minimum wage rates increase and allowable tip credits decrease, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to our employees who are paid above the minimum wage, which will increase our labor costs. None of our employees are represented by a collective bargaining unit. Should some of our employees elect to be represented by a collective bargaining unit, our labor costs may increase due to higher wage rates and / or the implementation of work rules. We may be unable to increase our prices in order to pass these increased labor costs on to our guests, in which case our margins would be negatively affected.

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

The ACA requires that employers offer health care coverage that is qualified and affordable. Coverage must be offered to all “full-time” employees, as defined by the ACA. The Company routinely reviews its health benefit plans to assure conformity with the ACA. While we have raised the eligibility requirement thresholds, the hours of service eligibility criteria for health benefits are lower than required under the ACA. Approximately 65% of eligible employees elect to participate in our health benefit plans. In the future, proportionately more employees may elect to participate in our health benefit plans because the ACA includes financial penalties for people who do not have health insurance. We are unable to reliably predict to what extent, if any, the percentage of eligible employees who elect health care coverage will increase in the future. Because we fund a majority of the cost of health benefits, our financial accounting expense will increase to the extent that additional employees elect to participate in the Company’s health benefit plans.

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

We are subject to the rules and regulations of the FTC and various international and state laws regulating the offer and sale of franchises. The FTC requires that we furnish to prospective franchisees a franchise disclosure document containing prescribed information and can restrict our ability to sell franchises. A number of states also regulate the sale of franchises and require the obtaining of a permit and/or registration of the franchise disclosure document with state authorities and the delivery of the franchise disclosure document to prospective franchisees. Non-compliance with those laws could result in governmental enforcement actions seeking a civil or criminal penalty, rescission of a franchise, and loss of our ability to offer and sell franchises in a state, or a private lawsuit seeking rescission, damages and legal fees, which could have a material adverse effect on our business.

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

We accept electronic payment cards, including credit, debit and gift cards, from our guests for payment in our restaurants and on our websites. We also receive and maintain certain personal information about our customers and employees. A number of retailers and restaurant operators have experienced security breaches in which credit, debit and gift card information may have been stolen. If we experienced a security breach, we could become subject to claims, lawsuits or other proceedings for purportedly fraudulent transactions arising out of the theft of credit or debit card information, theft of gift card information, compromised security and information systems, failure of our employees to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims. Any such incidents or proceedings could negatively affect our reputation and our results of operations, cause delays in guest service, require significant capital investments to remediate the problem, and could result in the imposition of penalties or cause us to incur significant unplanned losses and expenditures, including those necessary to remediate any damage to persons whose personal information may have been compromised. Furthermore, as a result of legislative and regulatory rules, we may be required to notify the owners of the credit and debit card information of any data breaches, which could harm our reputation and financial results, as well as subject us to litigation or other proceedings by regulatory authorities.

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

During fiscal year 2015, we continued paying quarterly cash dividends to holders of our common stock and repurchased shares of our common stock under our share repurchase program. Our ability to pay future quarterly cash dividends or repurchase shares of our common stock will be subject to, among other things, our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our Board of Directors deems relevant. There can be no assurance that we will continue to pay a quarterly cash dividend or repurchase shares of our common stock in the future. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of shares of our common stock under our share repurchase program could cause the market price of our common stock to decline. Moreover, in the event our payment of quarterly cash dividends is reduced or discontinued, our failure or inability to resume paying quarterly cash dividends at historical levels could result in a lower market valuation of our common stock.

In the future we could incur unexpected expenses as a result of the sale of the Mitchell’s Restaurants.

Effective January 21, 2015, we sold the Mitchell’s Restaurants and related assets to Landry’s. Under the terms of the Agreement governing the sale, we will reimburse Landry’s for gift cards sold prior to the closing date and used at the Mitchell’s Restaurants during the eighteen months following the closing date. If the amount of gift cards redeemed during such period surpasses our expectations, we could incur unexpected expense. Pursuant to the terms of the Agreement, upon closing of the sale of the Mitchell’s Restaurants, Landry’s assumed the lease obligations of the Mitchell’s Restaurants. However, we have guaranteed Landry’s lease obligations aggregating $37.8 million under nine of the leases. Also, the Agreement includes customary seller representations and warranties. There is a risk that adverse events may occur that require us to defend against or fulfill an indemnity claim, which could result in unexpected expense.

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

A restaurant company employer may claim a credit against the company’s federal income taxes for FICA taxes paid on certain tip wages (the FICA tip credit). The credit against income tax liability is for the full amount of eligible FICA taxes. We utilize the federal FICA tip credit to reduce our periodic federal income tax expense. The Obama Administration’s budget proposal for fiscal year 2016 proposed to repeal the income tax credit for FICA taxes that an employer pays on tips. The proposed change was not enacted; however, should similar proposals be enacted in the future, we would lose the benefit of the income tax credit.

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

We evaluate the useful lives of our other intangible assets to determine if they are definite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

As with goodwill, we test our indefinite-lived intangible assets (primarily franchise rights) for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We estimate the fair value of the franchise rights based on an excess earnings valuation model, which requires assumptions related to projected revenues and cash flows from our annual strategic plan and a discount rate.

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

Company-owned restaurants are generally located in spaces leased by wholly-owned direct or indirect subsidiaries. Sixty-five of the Company-owned Ruth’s Chris restaurants operate in leased space, of which 59 currently provide for an option to renew for terms ranging from approximately five years to twenty years. Historically, the Company has not had difficulty in renewing its leases in a timely manner. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on sales volumes over specified levels.

All of the Company’s Mitchell’s Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse restaurants were in leased spaces and each lease provided for at least one option to renew, with the exception of the lease for one Mitchell’s Steakhouse. Under the terms of the Agreement to sell the Mitchell’s Restaurants, Landry’s assumed the Mitchell’s Restaurants’ facility lease obligations upon closing of the sale in January 2015. However, the Company has guaranteed Landry’s lease obligations aggregating $37.8 million under nine of the leases. Landry’s indemnified the Company in the event of a default under any of the leases.

The Company’s corporate headquarters were relocated in 2011 from Heathrow, Florida. The corporate headquarters now resides in leased space (21,211 square feet) in Winter Park, Florida, with a term set to expire on August 31, 2021.

The Company owns the real estate for two Ruth’s Chris operating restaurants: Ft. Lauderdale, FL (7,800 square feet) and Columbus, OH (8,100 square feet). We sold our Houston, TX property in 2013. The Houston restaurant operation was relocated to a nearby leased facility in the summer of 2013. The Columbus restaurant was closed in February 2016.

The following table sets forth information about the Company’s existing Company-owned and franchisee-owned restaurants as of December 27, 2015. As of December 27, 2015, the Company operated 67 Ruth’s Chris restaurants. In addition, franchisees operated 80 restaurants and one restaurant operated under a management agreement. Company-owned Ruth’s Chris restaurants range in size from approximately 6,000 to approximately 13,000 square feet with approximately 180 to 375 seats. The Company expects that future restaurants will range in size from 8,000 to 10,000 square feet with approximately 230 to 250 seats.

Company-Owned Ruth's Chris Restaurants			Franchisee-Owned Ruth's Chris Restaurants

Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
1972	Metairie, LA	Leased	1976	Baton Rouge, LA
1977	Lafayette, LA	Leased	1985	Mobile, AL
1983	Washington, D.C.	Leased	1986	Atlanta, GA
1984	Beverly Hills, CA	Leased	1987	Pittsburgh, PA
1985	Ft. Lauderdale, FL	Owned	1987	Hartford, CT
1985	Austin, TX	Leased	1988	Philadelphia, PA
1986	Nashville, TN	Leased	1989	Honolulu, HI
1987	San Francisco, CA	Leased	1991	Richmond, VA
1987	N. Palm Beach, FL	Leased	1992	Baltimore, MD
1988	Seattle, WA	Leased	1993	Birmingham, AL
1989	Memphis, TN	Leased	1993	San Antonio, TX
1990	Weehawken, NJ	Leased	1993	Taipei, Taiwan
1990	Scottsdale, AZ	Leased	1993	Cancun, Mexico
1992	Palm Desert, CA	Leased	1993	Sandy Springs, GA
1992	Minneapolis, MN	Leased	1994	Indianapolis, IN
1992	Chicago, IL	Leased	1995	Long Island, NY
1993	Arlington, VA	Leased	1995	Toronto, Canada
1993	Manhattan, NY	Leased	1996	Taichung, Taiwan
1994	San Diego, CA	Leased	1996	Indianapolis, IN
1995	Westchester, NY	Leased	1997	Kowloon, Hong Kong
1996	Dallas, TX	Leased	1997	Raleigh (Cary), NC
1996	Troy, MI	Leased	1998	Annapolis, MD
1996	Tampa, FL	Leased	1998	Maui, HI
1996	Bethesda, MD	Leased	1999	Atlanta, GA
1997	Irvine, CA	Leased	2000	Pikesville, MD
1997	Jacksonville, FL	Leased	2000	San Antonio, TX
1998	Louisville, KY	Leased	2000	Wailea, HI
1998	Parsippany, NJ	Leased	2001	Kaohsiung, Taiwan
1998	Northbrook, IL	Leased	2001	King of Prussia, PA
1999	Columbus, OH	Owned	2001	Queensway, Hong Kong
1999	Coral Gables, FL	Leased	2001	Cabo San Lucas, Mexico
1999	Ponte Vedra, FL	Leased	2003	Mississauga, Canada
1999	Winter Park, FL	Leased	2005	Virginia Beach, VA
2000	Sarasota, FL	Leased	2005	Baltimore, MD
2000	Del Mar, CA	Leased	2005	Atlantic City, NJ
2000	Boca Raton, FL	Leased	2005	Charlotte, NC
2001	Orlando, FL	Leased	2006	St. Louis, MO
2001	Greensboro, NC	Leased	2006	Ocean City, MD
2002	Woodland Hills, CA	Leased	2006	Destin, FL
2002	Fairfax, VA	Leased	2006	Mauna Lani, HI
2002	Bellevue, WA	Leased	2006	Huntsville, AL
2002	Washington, D.C.	Leased	2006	Edmonton, Canada
2003	Walnut Creek, CA	Leased	2007	Charlotte, NC

Company-Owned Ruth's Chris Restaurants			Franchisee-Owned Ruth's Chris Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
2005	Roseville, CA	Leased	2007	Waikiki, HI
2005	Boston, MA	Leased	2007	Columbia, SC
2005	Sacramento, CA	Leased	2007	Mishawaka, IN
2006	Pasadena, CA	Leased	2007	Tokyo, Japan
2006	Bonita Springs, FL	Leased	2007	Madison, WI
2007	Lake Mary, FL*	Land Leased	2007	Calgary, Canada
2007	Anaheim, CA*	Land Leased	2007	Rogers, AR
2007	Biloxi, MS	Leased	2007	Park City, UT
2007	Knoxville, TN	Leased	2008	Aruba
2007	Tyson's Corner, VA	Leased	2008	Myrtle Beach, SC
2007	West Palm Beach, FL	Leased	2008	Wilmington, NC
2008	Ft. Worth, TX	Leased	2008	Ridgeland, MS
2008	New Orleans, LA	Leased	2008	Wilkes-Barre, PA
2008	Princeton, NJ*	Land Leased	2008	Raleigh, NC
2008	Fresno, CA	Leased	2008	Savannah, GA
2008	South Barrington, IL*	Land Leased	2009	Greenville, SC
2011	Portland, OR	Leased	2009	St. Louis, MO
2012	Cincinnati, OH	Leased	2009	Durham, NC
2013	Houston, TX	Leased	2009	Kennesaw, GA
2014	Denver, CO	Leased	2009	Carolina, Puerto Rico
2014	Gaithersburg, MD	Leased	2010	Salt Lake City, UT
2014	Marina del Rey, CA	Leased	2011	Grand Rapids, MI
2015	St. Petersburg, FL	Leased	2011	Asheville, NC
2015	Dallas, TX	Leased	2012	Dubai, United Arab Emirates
			2012	Singapore
			2012	San Salvador, El Salvador
			2012	Niagara Falls, Canada
			2013	Las Vegas, NV
			2013	San Juan, Puerto Rico
			2013	Chattanooga, TN
			2013	Shanghai, China
			2014	Boise, ID
			2014	Panama City, Panama
			2014	Taipei, Taiwan
			2015	Ann Arbor, MI
			2015	Charleston, SC
			2015	San Antonio, TX

Ruth's Chris Restaurants Under Management Agreement

Year Opened	Locations
2012	Cherokee, NC

*	The Company owns the building and leases the land pursuant to a long-term ground lease.

Item 3.	LEGAL PROCEEDINGS

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

The Company sells a considerable number of gift cards, which are issued and administered by a third party gift card issuer and service provider, consistent with common retail industry practice. The third party gift card issuer is paid a net fee for its services by the Company. The third party gift card issuer and service provider, as well as a number of other restaurant companies, retailers and gift card issuers, were named as defendants in a qui tam action filed under seal in June 2013 by William French on behalf of the State of Delaware in the Superior Court of Delaware in and for New Castle County. The complaint alleges that the Company and the other defendants intentionally failed to report and remit money with respect to unused gift cards to the State of Delaware under the Delaware Escheats Law, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit such money to Delaware in violation of the Delaware False Claims and Reporting Act (DFCRA).  The complaint further alleges that the amount of money that the Company should have escheated to Delaware is approximately $30 million.  The complaint seeks monetary damages (including treble damages under the DFCRA), penalties, and attorneys’ fees and costs.  The case was unsealed in March 2014, at which time the court also granted the State of Delaware’s motion to intervene.  In early 2015, the Company and the other defendants jointly filed a motion to dismiss the case on various grounds.  In November 2015, the motion was granted in part and denied in part. The Company filed its answer to the complaint in December 2015.  All parties to the case are now in the process of seeking discovery.  The deadline for completing fact discovery is March 2017.  The Company believes it is in compliance with the Delaware Escheats Law and has not violated the DFCRA. The Company has been vigorously defending the action, and intends to continue to do so.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Select Market under the trading symbol “RUTH.” As of February 26, 2016, there were 129 holders of record of its common stock.

The following table sets forth, for the period indicated, the highest and lowest sale price for its common stock for fiscal years 2015 and 2014, as reported by the Nasdaq Global Select Market:

	High	Low
Fiscal Year ended December 28, 2014
First Quarter	$14.84	$11.62
Second Quarter	$12.90	$11.57
Third Quarter	$12.60	$10.45
Fourth Quarter	$14.39	$10.80

Fiscal Year ended December 27, 2015
First Quarter	$16.09	$14.23
Second Quarter	$16.08	$14.31
Third Quarter	$17.53	$15.67
Fourth Quarter	$17.40	$15.07

Dividends and Common Stock Repurchase Program

We commenced paying quarterly cash dividends to holders of our common stock in May 2013. The payment of dividends is within the discretion of our Board of Directors and will depend upon our earnings, capital requirements and operating and financial condition, among other factors. In addition, we may not pay a dividend if there is a default (or if a default would result from such dividend payment) under our senior credit agreement. Our senior credit agreement was amended in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchases of common and preferred stock. Junior stock payments made subsequent to December 30, 2012 through the end of the agreement are limited to $100 million; $58.9 million of such payments had been made as of December 27, 2015.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date

Fiscal Year 2013:
May 3, 2013	$0.04	May 16, 2013	$1,430	May 30, 2013
July 24, 2013	$0.04	August 15, 2013	$1,424	August 29, 2013
October 22, 2013	$0.04	November 14, 2013	$1,424	November 26, 2013

Fiscal Year 2014:
February 21, 2014	$0.05	March 13, 2104	$1,798	March 27, 2014
April 22, 2014	$0.05	May 15, 2014	$1,798	May 29, 2014
July 23, 2014	$0.05	August 14, 2014	$1,778	August 28, 2014
October 29, 2014	$0.05	November 20, 2014	$1,764	December 4, 2014

Fiscal Year 2015:
February 13, 2015	$0.06	February 26, 2015	$2,082	March 12, 2015
April 21, 2015	$0.06	May 14, 2015	$2,090	May 28, 2015
July 22, 2015	$0.06	August 13, 2015	$2,108	August 27, 2015
October 30, 2015	$0.06	November 19, 2015	$2,069	December 3, 2015

Subsequent to the end of fiscal year 2015, the Company’s Board of Directors declared a $0.07 per share cash dividend ($2.4 million in total) payable on March 10, 2016. Dividends are paid to holders of common stock and restricted stock.

On November 17, 2014, the Company announced that its Board of Directors has approved a share repurchase program under which the Company is authorized to repurchase up to $50 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors. The new share repurchase program replaces the Company’s previous share repurchase program announced in May 2013, which has been terminated. The previous share repurchase program had permitted the repurchase of up to $30 million of outstanding common stock, of which approximately $19 million remained unused upon its termination. The Company conducts any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of its shares. The program has no termination date. As of December 27, 2015, $21.1 million remained available for further purchases under the new program.

Stock repurchase activity during the fiscal quarter ended December 27, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value that May Yet be Purchased under the Program – Amounts in thousands

September 28, 2015 to November 1, 2015	78,676	$15.73	78,676	$31,956
November 2, 2015 to November 29, 2015	610,000	$16.66	610,000	$21,795
November 30, 2015 to December 27, 2015	41,971	$15.99	41,971	$21,124

Totals for the fiscal quarter	730,647	$16.52	730,647	$21,124

Unregistered Recent Sales of Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for information regarding securities authorized for issuance under the Company’s equity compensation plans.

Performance Graph

The following table and graph shows the cumulative total stockholder return on the Company’s Common Stock with the S&P 500 Stock Index, the S&P Small Cap 600 Index and the Dow Jones U.S. Restaurants & Bars Index, in each case assuming an initial investment of $100 on December 27, 2010 and full dividend reinvestment.

CUMULATIVE TOTAL RETURN

Assuming an investment of $100 and reinvestment of dividends

	12/23/10	12/23/11	12/28/12	12/27/13	12/26/14	12/24/15
Ruth's Hospitality Group, Inc.	$100	$110	$145	$301	$288	$322
S&P 500 Stock Index	$100	$101	$112	$147	$166	$164
S&P SmallCap 600 Index	$100	$100	$111	$158	$166	$162
Dow Jones U.S. Restaurants & Bars Index	$100	$127	$125	$158	$164	$196

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

	Fiscal Year
	2015	2014	2013	2012	2011
	($ in thousands)
Income Statement Data:
Revenues:
Restaurant sales	$351,875	$325,437	$304,200	$292,912	$269,697
Franchise income	16,661	15,763	15,012	13,836	12,464
Other operating income	4,897	4,897	3,142	3,537	3,223

Total revenues	373,433	346,097	322,354	310,285	285,384

Costs and expenses:
Food and beverage costs	108,101	103,259	93,386	92,608	82,550
Restaurant operating expenses	165,847	156,242	145,664	141,227	134,568
Marketing and advertising	10,925	10,076	9,341	9,158	9,347
General and administrative costs	30,242	24,311	27,808	25,612	21,077
Depreciation and amortization expenses	12,520	10,917	10,229	11,050	11,516
Pre-opening costs	1,032	1,630	691	540	192
Loss on impairments	-	-	-	3,262	436
Gain on settlements, net	-	-	(1,719)	(683)	-

Total costs and expenses	328,667	306,435	285,400	282,774	259,687

Operating income	44,766	39,662	36,954	27,511	25,697

Other income (expense):
Interest expense	(790)	(1,159)	(1,640)	(2,364)	(2,892)
Debt issuance costs written-off	-	-	-	(807)	-
Other	358	37	(77)	(293)	(464)

Income from continuing operations before income tax expense	44,334	38,540	35,237	24,047	22,341

Income tax expense	14,168	11,830	10,744	7,855	2,963

Income from continuing operations	30,166	26,710	24,493	16,192	19,378
Income (loss) from discontinued operations, net of income taxes	(162)	(10,255)	(2,004)	187	171

Net income	30,004	16,455	22,489	16,379	19,549
Preferred stock dividends	-	-	-	514	2,493
Accretion of preferred stock redemption value	-	-	-	73	353

Excess of redemption value over carrying value of preferred shares redeemed	-	-	-	35,776	-
Net income (loss) applicable to preferred and common shareholders	$30,004	$16,455	$22,489	$(19,984)	$16,703

	2015	2014	2013	2012	2011
	($ in thousands, except per share data)

Basic earnings (loss) per share:
Continuing operations	$0.88	$0.76	$0.71	$(0.59)	$0.38
Discontinued operations	0.00	(0.29)	(0.06)	0.01	0.01
Basic earnings (loss) per share	$0.88	$0.47	$0.65	$(0.58)	$0.39

Diluted earnings (loss) per share:
Continuing operations	$0.87	$0.75	$0.69	$(0.59)	$0.38
Discontinued operations	0.00	(0.29)	(0.06)	0.01	0.01
Diluted earnings (loss) per share	$0.87	$0.46	$0.63	$(0.58)	$0.39
Shares used in computing earnings (loss) per common share:
Basic	34,018,582	34,955,760	34,761,160	34,313,636	34,093,104
Diluted	34,434,407	35,415,483	35,784,430	34,313,636	43,252,101
Dividends declared per common share	$0.24	$0.20	$0.12	$-	$-

Balance Sheet Data (at end of fiscal year):
Cash and cash equivalents	$3,095	$4,301	$10,586	$7,909	$3,925
Total assets	198,597	218,567	228,081	229,702	238,567
Total long-term debt including current portion	-	13,000	19,000	45,000	22,000
Total shareholders' equity	97,902	96,311	100,653	80,733	97,987

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes to financial statements. We report our financial results on a 52/53-week fiscal year, which ends on the last Sunday in December. Fiscal years 2015, 2014 and 2013 each included 52 weeks of operations.

Overview

Ruth’s Hospitality Group, Inc. develops and operates fine dining restaurants under the trade name Ruth’s Chris Steak House. As of December 27, 2015, there were 148 Ruth’s Chris Steak House restaurants, including 67 Company-owned restaurants, one restaurant operating under a management agreement and 80 franchisee-owned restaurants, including 20 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, El Salvador, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates.

On January 21, 2015, the Company sold eighteen Mitchell’s Fish Markets and three Mitchell’s/Cameron’s Steakhouse restaurants (collectively, the Mitchell’s Restaurants), to a third party. For financial reporting purposes, the Mitchell’s Restaurants are classified as a discontinued operation for all periods presented and, as of December 28, 2014, the assets are classified as held for sale.

During 2015, we celebrated the 50th anniversary of the founding of Ruth’s Chris Steak House. The Ruth’s Chris menu features a broad selection of high-quality USDA Prime and Choice grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling” and topped with butter—complemented by other traditional menu items inspired by our New Orleans heritage. The Ruth’s Chris restaurants reflect the fifty year commitment to the core values instilled by our founder, Ruth Fertel, of caring for our guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere.

Our Ruth’s Chris restaurants cater to special occasion diners and frequent customers, in addition to the business clientele traditionally served by upscale steakhouses, by providing a dining experience designed to appeal to a wide range of guests. We believe our focus on creating this broad appeal provides us with opportunities to expand into a wide range of markets, including many markets not traditionally served by upscale steakhouses. We offer USDA Prime and Choice grade steaks that are aged and prepared to exact company standards and cooked in 1,800-degree broilers. We also offer veal, lamb, poultry and seafood dishes and a broad selection of appetizers. We complement our distinctive food offerings with an award-winning wine list. During the fiscal year 2015, the average check was $79 per person at Company-owned Ruth’s Chris Restaurants.

All Company-owned Ruth’s Chris Steak House restaurants are located in the United States. The franchisee-owned Ruth’s Chris Steak House restaurants include 20 international franchisee-owned restaurants in Aruba, Canada, China (Hong Kong and Shanghai), El Salvador, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. We opened two new Company-owned Ruth’s Chris Steak House restaurants in 2015 – one in St. Petersburg, FL in February and one in Dallas, TX in November. Three new franchisee-owned restaurants opened in 2015 – one in Ann Arbor, MI in May, one in Charleston, SC in May and one in San Antonio, TX in November. The franchisee-owned Ruth’s Chris Steak House restaurant in San Salvador, El Salvador closed in January 2016. Due to local market conditions and disappointing financial results, we closed our Ruth’s Chris Steak House restaurant in Columbus, OH in February 2016 after nearly seventeen years of operations.

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

Change in Accounting for Gift Card Breakage

The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage. Prior to the fourth quarter of fiscal year 2013, we recognized breakage revenue using the delayed method of accounting. At the end of the fourth quarter of fiscal year 2013, we elected to change the Company’s policy for recognizing gift card breakage revenue by changing from the delayed method to the preferable redemption method of accounting. Under the redemption method, breakage revenue is recognized and the gift card liability is derecognized for unredeemed gift cards in proportion to actual gift card redemptions. The impact of the cumulative catch-up adjustment recorded in the fourth quarter of fiscal year 2013 was to reduce gift card breakage revenue by $2.2 million. Inclusive of this adjustment, the Company recognized $804 thousand of gift card breakage revenue in fiscal year 2013. Gift card breakage revenue recognized in fiscal years 2015 and 2014 was $2.4 million and $2.6 million, respectively. Consistent with the cumulative catch-up method of accounting for a change in accounting estimate effected by a change in accounting principle, previously issued financial statements were not revised.

Recap of Fiscal Year 2015 and Fiscal Year 2014 Operating Results

Operating income for fiscal year 2015 increased from fiscal year 2014 by $5.1 million to $44.8 million. Operating income for fiscal year 2015 was favorably impacted by a $26.4 million increase in restaurant sales, which was somewhat offset by increased food and beverage costs and restaurant operating expenses. Higher restaurant sales were attributable both to an increase in comparable Company-owned restaurant sales and new or relocated restaurants.. After-tax income from continuing operations during fiscal year 2015 increased from fiscal year 2014 by $3.5 million to $30.2 million. Fiscal year 2015 net income increased from fiscal year 2014 by $13.5 million to $30.0 million. Net income for fiscal year 2014 was adversely impacted by a $10.3 million loss from discontinued operations. The fiscal year 2014 loss from discontinued operations was largely attributable to the impairment of the assets of the Mitchell’s Restaurants.

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

Restaurant Operating Expenses. We measure restaurant operating expenses for Company-owned restaurants as a percentage of restaurant sales. Restaurant operating expenses include the following:

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

General and Administrative. General and administrative costs include costs relating to all corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future Company and franchisee growth. General and administrative costs are comprised of management, supervisory and staff salaries and employee benefits, travel, performance-based compensation, stock compensation, information systems, training, corporate rent, professional and consulting fees, technology and market research. We measure our general and administrative expense efficiency by tracking these costs as a percentage of total revenues.

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

RUTH'S HOSPITALITY GROUP, INC AND SUBSIDIARIES
Results of Operations

	Fiscal Year
	2015	2014	2013
Revenues:
Restaurant sales	94.2%	94.0%	94.4%
Franchise income	4.5%	4.6%	4.7%
Other operating income	1.3%	1.4%	1.0%
Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	30.7%	31.7%	30.7%
Restaurant operating expenses (percentage of restaurant sales)	47.1%	48.0%	47.9%
Marketing and advertising	2.9%	2.9%	2.9%
General and administrative costs	8.1%	7.0%	8.6%
Depreciation and amortization expenses	3.4%	3.2%	3.2%
Pre-opening costs	0.3%	0.5%	0.2%
Gain on settlements, net	-	-	(0.5% )
Total costs and expenses	88.0%	88.5%	88.5%

Operating income	12.0%	11.5%	11.5%

Other income (expense):
Interest expense	(0.2% )	(0.3% )	(0.5% )
Other	0.1%	(0.1% )	(0.1% )
Income from continuing operations before income tax expense	11.9%	11.1%	10.9%
Income tax expense	3.8%	3.4%	3.3%
Income from continuing operations	8.1%	7.7%	7.6%
Income (loss) from discontinued operations, net of income taxes	(0.1% )	(2.9% )	(0.6% )
Net income	8.0%	4.8%	7.0%

Fiscal Year 2015 Compared to Fiscal Year 2014

Restaurant Sales. Restaurant sales increased $26.4 million, or 8.1%, to $351.9 million during fiscal year 2015 from fiscal year 2014. The increase was attributable to an $11.7 million increase in comparable Company-owned restaurant sales and $14.7 million from new or relocated restaurants. Excluding discontinued operations, total operating weeks during fiscal year 2015 increased to 3,433 from 3,283 during fiscal year 2014. Comparable Company-owned restaurant sales increased 3.4%, which consisted of an average check increase of 3.5%, partially offset by a traffic decrease of 0.2%.

Franchise Income. Franchise income increased $898 thousand, or 5.7%, to $16.7 million during fiscal year 2015 from fiscal year 2014. The increase was driven primarily by a $636 thousand increase from new or re-located locations which opened during fiscal years 2015 and 2014 and a fiscal year 2015 $194 thousand recovery of franchise royalties from prior periods. The remaining increase is from an increase in comparable franchisee-owned restaurant sales of 0.7%.

Other Operating Income. Other operating income during fiscal year 2015 was relatively unchanged compared to fiscal year 2014. Other operating income includes gift card breakage revenue, our share of income from a managed restaurant and miscellaneous restaurant income. Fiscal year 2015 gift card breakage revenue decreased $228 thousand from the fiscal year 2014 level due to a slight decrease in the rate of gift card redemptions. Our management fee and our share of income from the Cherokee location was $992 thousand during fiscal year 2015 and $801 thousand during fiscal year 2014.

Food and Beverage Costs. Food and beverage costs increased $4.8 million, or 4.7%, to $108.1 million during fiscal year 2015 from fiscal year 2014. Food and beverage costs, as a percentage of restaurant sales, decreased 101 basis points to 30.7% compared to fiscal year 2014 due to a 3.5% increase in menu pricing and 8.0% lower beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $9.6 million, or 6.1%, to $165.8 million during fiscal year 2015 from fiscal year 2014. Restaurant operating expenses, as a percentage of restaurant sales, decreased 88 basis points to 47.1% compared to fiscal year 2014 primarily due to lower healthcare claims.

Marketing and Advertising. Marketing and advertising expenses increased $849 thousand to $10.9 million during fiscal year 2015 from fiscal year 2014. The increase in marketing and advertising expenses during fiscal year 2015 was attributable to a planned increase in advertising. Marketing and advertising was 2.9% of total revenues, which was relatively unchanged from fiscal year 2014.

General and Administrative. General and administrative expenses increased $5.9 million to $30.2 million during fiscal year 2015 from fiscal year 2014, primarily due to an increase in incentive and stock-based compensation.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $1.6 million to $12.5 million during fiscal year 2015, primarily due to property additions related to new restaurants and remodel projects placed in service in fiscal years 2014 and 2015.

Pre-opening Costs. Pre-opening costs decreased $598 thousand to $1.0 million during fiscal year 2015, primarily due to two new restaurant openings in 2015 compared to three in 2014.

Interest Expense. Interest expense decreased $369 thousand to $790 thousand during fiscal year 2015 from fiscal year 2014. The decrease in expense was primarily due to a lower average debt balance during fiscal year 2015.

Other Income. Other income increased $321 thousand to $358 thousand during fiscal year 2015 from fiscal year 2014 primarily due to settlement proceeds received during fiscal year 2015 related to overbillings from a vendor for prior periods.

Income Tax Expense. During fiscal year 2015, we recognized income tax expense of $14.2 million. During fiscal year 2014, we recognized income tax expense of $11.8 million. The effective tax rate increased to 32.0% during fiscal year 2015 compared to 30.7% during fiscal year 2014. The increase in the effective tax rate in fiscal year 2015 was primarily due to a reduction in state employment tax credits.

Income from Continuing Operations. Income from continuing operations of $30.2 million during fiscal year 2015 increased by $3.5 million compared to fiscal year 2014 due to the factors noted above.

Loss from Discontinued Operations, net of income taxes. Loss from discontinued operations, net of income taxes during fiscal year 2015 was a loss of $162 thousand compared with a loss of $10.3 million during fiscal year 2014. Discontinued operations includes: the recurring revenues and expenses of restaurants closed or held for sale; impairments and loss on assets of restaurants closed or held for sale; impacts of remeasurement of lease liabilities associated with closed restaurants; and related income taxes. For financial reporting purposes, the Mitchell’s Restaurants are classified as a discontinued operation for all periods presented and, as of December 28, 2014, the assets of the Mitchell’s Restaurants are classified as held for sale.

The fiscal year 2015 loss from discontinued operations is primarily attributable to a $1.0 million loss from Mitchell’s Restaurants, partially offset by an $869 thousand income tax benefit. The $869 thousand income tax benefit is primarily due to a tax loss recognized on the sale of Mitchell’s Restaurants. The fiscal year 2014 loss from discontinued operations is largely attributable to a $15.3 million impairment loss and a $1.8 million loss on the assets of the Mitchell’s Restaurants held for sale.

Net Income. Net income was $30.0 million during fiscal year 2015 compared to $16.5 million net income during fiscal year 2014.

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

Franchise Income. Franchise income increased $751 thousand, or 5.0%, to $15.8 million during fiscal year 2014 from fiscal year 2013. The increase was driven primarily by a $504 thousand increase from seven new locations which opened during fiscal years 2014 and 2013. The remaining increase is from an increase in comparable franchisee-owned restaurant sales of 3.4%.

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

Loss from Discontinued Operations, net of income taxes. Loss from discontinued operations, net of income taxes during fiscal year 2014 was a loss of $10.3 million compared with a loss of $2.0 million during fiscal year 2013. Discontinued operations includes: the recurring revenues and expenses of restaurants closed or held for sale; impairments and loss on assets of restaurants closed or held for sale; impacts of remeasurement of lease liabilities associated with closed restaurants; and related income taxes. For financial reporting purposes, the Mitchell’s Restaurants are classified as a discontinued operation for all periods presented and, as of December 28, 2014, the assets of the Mitchell’s Restaurants are classified as held for sale.

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

Net Income. Net income was $16.5 million during fiscal year 2014 compared to $22.5 million net income during fiscal year 2013.

Segment Profitability

Segment profitability information for the Company’s two operating segments is presented in Note 17 of the consolidated financial statements. Not all operating expenses are allocated to operating segments. The Ruth’s Chris Steak House Company-owned restaurants, which are all located in North America, are managed as an operating segment. The Ruth’s Chris concept operates within the full-service dining industry, providing similar products to similar customers. The franchise operations are reported as a separate operating segment. No costs are allocated to the franchise operations segment.

	Fiscal Year
	2015	2014	2013

	(Dollar amounts in thousands)
Revenues:
Company-owned steakhouse restaurants	$354,398	$327,731	$306,539
Franchise operations	16,661	15,763	15,012
Unallocated other revenue and revenue discounts	2,374	2,603	803
Total revenues	$373,433	$346,097	$322,354

Segment profits:
Company-owned steakhouse restaurants	$80,450	$68,230	$67,489
Franchise operations	16,661	15,763	15,012
Total segment profit	97,111	83,993	82,501

Unallocated operating income	2,374	2,603	803
Marketing and advertising expenses	(10,925)	(10,076)	(9,341)
General and administrative costs	(30,242)	(24,311)	(27,808)
Depreciation and amortization expenses	(12,520)	(10,917)	(10,229)
Pre-opening costs	(1,032)	(1,630)	(691)
Gain on settlements, net	-	-	1,719
Interest expense, net	(790)	(1,159)	(1,640)
Other income (expense)	358	37	(77)
Income from continuing operations before income tax expense	$44,334	$38,540	$35,237

Fiscal year 2015 segment profits for the Company-owned steakhouse restaurant segment increased by $12.2 million to $80.5 million from fiscal year 2014. The increase was primarily driven by increased revenues. The $898 thousand increase in franchise operations segment profitability is primarily attributable to six new locations which opened in 2015 and 2014.

Fiscal year 2014 segment profits for the Company-owned steakhouse restaurant segment increased by $741 thousand to $68.2 million from fiscal year 2013. The increase was driven by increased revenues. The $751 thousand increase in franchise operations segment profitability is attributable to seven new locations which opened in 2014 and 2013 and to an increase in comparable franchisee-owned restaurant sales

Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors. See “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of certain material risks that could affect our quarterly operating results.

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

Liquidity and Capital Resources

Overview

Our principal sources of cash during fiscal year 2015 were net cash provided by operating activities, proceeds from the sale of the Mitchell’s Restaurants and related assets and borrowings under our $100 million senior credit facility. Our principal uses of cash during fiscal year 2015 were for capital expenditures, principal repayments under our $100 million senior credit facility, common stock repurchases and dividend payments. Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our statement of cash flows. Except for the receipt of $10 million for the sale of the Mitchell’s Restaurants during the first quarter of fiscal year 2015, the sale of the Mitchell’s Restaurants or any of our closed restaurants reported in discontinued operations did not have a material impact on the Company’s cash flow during fiscal year 2015.

In May 2013, we announced that our Board of Directors approved a share repurchase program. During fiscal year 2014, a new share repurchase program was approved by our Board of Directors under which the Company is authorized to repurchase up to $50 million of outstanding common stock from time to time. The new share repurchase program replaces the previous share repurchase program announced in May 2013, which has been terminated. During fiscal year 2015, 1,483,085 shares were repurchased at an aggregate cost of $23.8 million or an average cost of $16.01 per share. All repurchased shares were retired and cancelled. As of December 27, 2015, $21.1 million remained available for future purchases under the share repurchase program.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. We paid a quarterly cash dividend of $0.06 per share, or $2.1 million in the aggregate, during each of the first, second, third and fourth quarters of fiscal year 2015. On February 12, 2016, we announced that our Board of Directors declared a quarterly cash dividend of $0.07 per share, or $2.4 million in the aggregate, to be paid on March 10, 2016 to common and restricted stockholders of record as of the close of business on February 25, 2016. Future dividends will be subject to the approval of our Board of Directors.

We believe that our borrowing ability under our senior credit facility coupled with our anticipated cash flow from operations should provide us with adequate liquidity in fiscal year 2016.

Senior Credit Facility

As of December 27, 2015, the Company had no outstanding indebtedness under its $100 million senior credit facility with approximately $95.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. As of December 27, 2015, the weighted average interest rate on our outstanding letters of credit was 2.1%. In addition, the fee on our unused senior credit facility was 0.2%. As of December 27, 2015, the Company was in compliance with all the covenants under its credit facility.

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

The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on the Company’s ability to enter into joint ventures, acquisitions and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Amended and Restated Credit Agreement requires the Company to maintain a fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio of 2.50:1.00. The agreement was amended in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchase of common and preferred stock. Junior stock payments made subsequent to December 30, 2012 through the end of the agreement are limited to $100.0 million; $58.9 million of such payments had been made as of December 27, 2015. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default. As of December 27, 2015, the Company was in compliance with the covenants under the Amended and Restated Credit Agreement.

Capital Expenditures

Capital expenditures in fiscal year 2015, which aggregated $20.3 million, pertained primarily to: $12.5 million for restaurant remodel projects and $6.8 million for new restaurants. Capital expenditures in fiscal year 2014, which aggregated $20.1 million, pertained primarily to: $7.7 million for restaurant remodel projects; $9.7 million for new restaurants; and $2.8 million for the acquisition of the Austin, TX Ruth’s Chris Steak House Restaurant from the owner franchisee. Capital expenditures in fiscal year 2013, which aggregated $15.3 million, pertained primarily to: $8.0 million for various restaurant remodel projects; $5.3 million for new or relocated restaurants; and $1.7 million for information technology projects. We anticipate capital expenditures in fiscal year 2016 will be approximately $28.0 to $30.0 million. We currently expect to open four Company-owned restaurants at leased locations in fiscal year 2016.

 Cash Flows

The following table summarizes our primary sources and uses of cash (in thousands):

	Fiscal Year
	2015	2014	2013

Net cash provided by (used in):
Operating activities	$54,587	$43,348	$47,796
Investing activities	(10,292)	(20,016)	(14,207)
Financing activities	(45,501)	(29,617)	(30,912)
Net increase (decrease) in cash and cash equivalents	$(1,206)	$(6,285)	$2,677

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

Investing Activities. Cash used in investing activities in all three fiscal years pertained primarily to capital expenditure projects. During fiscal year 2015, the Company received $10.0 million for the sale of the Mitchell’s Restaurants and related assets.

Financing Activities. Financing activities used cash in all three years. During fiscal year 2015, we: reduced the debt outstanding under our senior credit facility by $13.0 million; used $23.8 million to repurchase common stock; paid $1.4 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options; and paid dividends of $8.3 million. We paid $1.4 million in taxes in connection with the vesting of restricted stock and the exercise of stock options because some recipients elected to satisfy their individual minimum tax withholding obligations by having us withhold a number of vested shares of restricted stock and/or a number of shares otherwise issuable pursuant to stock options, in each case in an amount having a value on the date of vesting or exercise equal to a recipient’s minimum federal and state withholding taxes. During fiscal year 2014, we: reduced the debt outstanding under our senior credit facility by $6.0 million; used $15.4 million to repurchase common stock; paid $3.1 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options; and paid dividends of $7.1 million. During fiscal year 2013, we reduced the debt outstanding under our senior credit facility by $26.0 million and paid dividends of $4.3 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 27, 2015:

	Payments due by period
		Less than	1-2	3-5	More than
	Total	1 year	years	years	5 years
	(in millions)
Long-term debt obligations	$0.3	$0.3	$-	$-	$-
Operating lease obligations	210.2	21.1	20.1	51.6	117.3
Total	$210.5	$21.4	$20.1	$51.6	$117.3

Long-term debt obligations include principal maturities and expected interest payments. Expected interest payments were estimated using the interest and fee rates under our senior credit facility as of December 27, 2015. Operating lease obligations do not include contingent rent, common area maintenance, property taxes and other pass through charges from our landlords. The above table does not include recorded liabilities to vendors or employees nor does it include routine purchase commitments for food and supplies.

Pursuant the terms of the Agreement, upon closing of the sale of the Mitchell’s Restaurants in January 2015, Landry’s assumed the lease obligations of the Mitchell’s Restaurants. However, the Company has guaranteed Landry’s lease obligations aggregating $37.8 million under nine of the leases. Landry’s indemnified the Company in the event of a default under any of the leases. The above table does not include potential lease obligations for the Mitchell’s Restaurants.

Off-Balance Sheet Arrangements

As of December 27, 2015, we do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition is based upon our audited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements is based, in part, on our critical accounting policies that require us to make estimates and judgments that affect the amounts reported in those financial statements. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 of the consolidated financial statements. Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

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

Impairment of the Assets of the Mitchell’s Restaurants

During the third quarter of fiscal year 2014, the Company reassessed its asset grouping specific to its Mitchell’s Fish Market and Mitchell’s/Cameron’s Steakhouse restaurants (the Mitchell’s Restaurants) under FASB ASC Topic 360, “Property, Plant and Equipment,” and concluded that it was appropriate to change the asset group from the individual restaurant unit to the set of Mitchell’s Restaurants. As a result of the reassessment, the Company determined that a triggering event had occurred requiring an impairment evaluation of its trademarks and long-lived assets. Consequently, during the third quarter of fiscal year 2014, the Company recorded an impairment loss aggregating to $15.3 million. Specifically, the Company recorded a $7.3 million impairment loss related to trademark intangible assets and an $8.0 million impairment loss related to long-lived assets (primarily leasehold improvements). The impairment of both the trademark intangible assets and the long-lived assets was measured based on the amount by which the carrying amount of assets exceeded fair value. Fair value was estimated based on both the market and income approaches utilizing market participant assumptions reflecting all available information as of the balance sheet date. In November 2014, the Company agreed to sell its Mitchell’s Restaurants and related assets to a third party for $10.0 million. The sale of the Mitchell’s Restaurants closed on January 21, 2015. The assets sold consist primarily of leasehold interests, leasehold improvements, restaurant equipment and furnishings, inventory, and related intangible assets, including brand names and trademarks associated with the Mitchell’s Restaurants. The assets and related liabilities of the Mitchell’s Restaurants are classified as held for sale in the consolidated balance sheet as of December 28, 2014. A $1.8 million loss on assets held for sale was recorded in the fourth quarter of fiscal year 2014. The results of operations and impairment charges pertaining to the Mitchell’s Restaurants have been classified as discontinued operations in the consolidated statements of income for all periods presented.

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

The goodwill impairment test involves a two-step process. The first step is a comparison of the carrying value of the reporting unit to its fair value. Consistent with the valuation of restaurant operations, the Company utilizes a multiple of EBITDA to approximate the fair value of the reporting unit for purposes of completing Step 1 of the evaluation. The Company considers EBITDA multiples of publicly held companies, including its own, as well as other private reporting unit acquisitions. For reporting units whose estimated fair value exceed its carrying value, no impairment is recorded. As of November 29, 2015, the estimated fair values of all reporting units exceeded their respective carrying values. If a reporting unit’s fair value had not exceeded its carrying value as the balance sheet date, the Company would have completed Step 2 of the evaluation by comparing the implied fair value of goodwill with the net asset value of the reporting unit. The Company would have calculated the implied fair value by allocating the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the unit. The fair values of the reporting units with goodwill on the balance sheet as of November 29, 2015 significantly exceed their financial statement carrying values.

The fair value of our franchise rights are estimated and compared to their carrying value. We estimate the fair value of these intangible assets using an excess earnings approach, which estimates value based upon the discounted value of future cash flow expected to be generated by Company-owned restaurants in the acquired trade area, net of all contributory asset returns. This calculation requires market based assumptions related to projected cash flows, projected capital expenditures, as well as a discount rate. We recognize an impairment loss when the estimated fair value of the franchise rights is less than its carrying value. We completed our impairment test of our franchise rights and concluded as of the date of the test, there was no impairment because the estimated fair value significantly exceeded the financial statement carrying value as of November 29, 2015.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of the standard, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is required to be adopted in annual periods beginning after December 15, 2016. Early adoption is permitted and the Company elected to early adopt this guidance as of December 27, 2015 and to apply the guidance retrospectively to all periods presented. Accordingly, the Company reclassified the prior period amount of $3.8 million related to its deferred tax asset from current to noncurrent, resulting in an offset to the noncurrent deferred income tax liability for the same amount for that period, according to the requirement to offset and present as a single amount. Because the application of this guidance affects classification only, such reclassifications did not have a material effect on the Company’s consolidated financial position or results of operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 27, 2015, the Company had no variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical 100 basis point change in interest rates as of December 27, 2015 would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2015 of less than $0.1 million.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations. Franchise fee revenue from international locations aggregated $3.0 million and $3.2 million in fiscal years 2015 and 2014, respectively.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. As of December 27, 2015, we have not negotiated set pricing for any beef requirements for 2016. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. Ceteris paribus, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $4 million to $5 million for fiscal year 2016.

From time to time, the Company enters into purchase price agreements for other lower-volume food products, including poultry and seafood. In the past, certain types of poultry and seafood have experienced fluctuations in availability. Poultry and seafood are also subject to fluctuations in price based on availability, which is often seasonal. If certain types of poultry and seafood are unavailable, or if the Company’s costs increase, the Company’s results of operations could be adversely affected.

Effects of Inflation

Components of the Company’s operations subject to inflation include food, beverage, lease and labor costs. The Company’s leases require it to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. The Company believes that general inflation, excluding increases in food and employee health plan costs, has not had a material impact on its results of operations in recent years. Additionally, increases in statutory minimum wage rates may increase our operating costs. Recently, governmental entities acted to increase minimum wage rates in several jurisdictions wherein Company-owned restaurants are located. The increased minimum wage rates are expected to increase employee compensation and related taxes by approximately $1.4 million in fiscal year 2016 compared to fiscal year 2015. Also, the U.S. government may act to increase the federal minimum wage rate.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 27, 2015. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 27, 2015 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2015. In making this assessment, management applied the criteria based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of the Company’s internal control over financial reporting. Based upon this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 27, 2015.

KPMG LLP, the Company’s independent registered public accounting firm, has audited the financial statements included herein and issued an audit report on the Company’s internal control over financial reporting as of December 27, 2015, which follows.

Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ending December 27, 2015, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ruth’s Hospitality Group, Inc.:

We have audited Ruth’s Hospitality Group, Inc.’s internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ruth’s Hospitality Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ruth’s Hospitality Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ruth’s Hospitality Group, Inc. and subsidiaries as of December 27, 2015 and December 28, 2014, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 27, 2015, and our report dated March 4, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Orlando, Florida

March 4, 2016

Certified Public Accountants

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

The following table summarizes the number of stock options issued and shares of restricted stock granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 27, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under an Equity Compensation Plan (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2005 Long-Term Equity Incentive Plan	1,412,830	$14.74	2,090,354

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

March 4, 2016

RUTH’S HOSPITALITY GROUP, INC.

By:	/s/ MICHAEL P. O’DONNELL
Michael P. O’Donnell Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Ruth’s Hospitality Group, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates

/s/ MICHAEL P. O’DONNELL	Chairman of the Board, President and Chief	March 4, 2016
Michael P. O’Donnell	Executive Officer (Principal Executive
Officer)

/s/ ARNE G. HAAK	Executive Vice President and Chief Financial	March 4, 2016
Arne G. Haak	Officer (Principal Accounting and Financial
Officer)

/s/ ROBIN P. SELATI	Lead Director	March 4, 2016
Robin P. Selati

/s/ CARLA R. COOPER	Director	March 4, 2016
Carla R. Cooper

/s/ BANNUS B. HUDSON	Director	March 4, 2016
Bannus B. Hudson

/s/ ROBERT S. MERRITT	Director	March 4, 2016
Robert S. Merritt

/s/ ALAN VITULI	Director	March 4, 2016
Alan Vituli

/s/ GIANNELLA ALVAREZ	Director	March 4, 2016
Giannella Alvarez

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ruth’s Hospitality Group, Inc.:

We have audited the accompanying consolidated balance sheets of Ruth’s Hospitality Group, Inc. and subsidiaries as of December 27, 2015 and December 28, 2014, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 27, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ruth’s Hospitality Group, Inc. and subsidiaries as of December 27, 2015 and December 28, 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ruth’s Hospitality Group, Inc.’s internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, the Company elected to change its method of accounting for the recognition of gift card breakage income in 2013. That change was effected by and is inseparable from the effects of the Company’s 2013 changes in estimated gift card breakage rates and the estimated pattern of actual gift card redemptions.

/s/    KPMG LLP

Orlando, Florida

March 4, 2016

Certified Public Accountants

RUTH'S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 27,	December 28,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$3,095	$4,301
Accounts receivable, less allowance for doubtful accounts 2015 - $732; 2014 - $760	18,501	20,458
Inventory	7,479	7,206
Assets held for sale	250	15,119
Prepaid expenses and other	1,259	1,291
Total current assets	30,584	48,375

Property and equipment, net of accumulated depreciation 2015 - $125,362; 2014 - $114,708	87,984	80,354
Goodwill	24,293	24,293
Franchise rights, net of accumulated amortization 2015 - $218; 2014 - $180	32,200	32,237
Other intangibles, net of accumulated amortization 2015 - $1,090; 2014 - $1,002	3,011	2,775
Deferred income taxes	19,309	28,829
Other assets	1,216	1,704
Total assets	$198,597	$218,567
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$10,018	$13,414
Accrued payroll	17,064	15,304
Accrued expenses	9,280	11,065
Deferred revenue	35,202	34,552
Liabilities associated with assets held for sale	-	4,869
Other current liabilities	6,308	7,277
Total current liabilities	77,872	86,481
Long-term debt	-	13,000
Deferred rent	20,275	19,990
Other liabilities	2,548	2,785
Total liabilities	100,695	122,256
Commitments and contingencies (Note 11)	-	-

Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 33,145,687 shares issued and outstanding at December 27, 2015 34,333,858 shares issued and outstanding at December 28, 2014	331	343
Additional paid-in capital	135,403	155,457
Accumulated deficit	(37,832)	(59,489)
Treasury stock, at cost; 71,950 shares at December 27, 2015 and December 28, 2014	-	-
Total shareholders' equity	97,902	96,311
Total liabilities and shareholders' equity	$198,597	$218,567

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar amounts in thousands, except share and per share data)

	Fiscal Year Ended
	December 27,	December 28,	December 29,
	2015	2014	2013
Revenues:
Restaurant sales	$351,875	$325,437	$304,200
Franchise income	16,661	15,763	15,012
Other operating income	4,897	4,897	3,142
Total revenues	373,433	346,097	322,354

Costs and expenses:
Food and beverage costs	108,101	103,259	93,386
Restaurant operating expenses	165,847	156,242	145,664
Marketing and advertising	10,925	10,076	9,341
General and administrative costs	30,242	24,311	27,808
Depreciation and amortization expenses	12,520	10,917	10,229
Pre-opening costs	1,032	1,630	691
Gain on settlements, net	-	-	(1,719)
Total costs and expenses	328,667	306,435	285,400

Operating income	44,766	39,662	36,954

Other income (expense):
Interest expense	(790)	(1,159)	(1,640)
Other	358	37	(77)
Income from continuing operations before income tax expense	44,334	38,540	35,237
Income tax expense	14,168	11,830	10,744
Income from continuing operations	30,166	26,710	24,493
Discontinued operations:
Loss from discontinued operations, net of income tax benefit: 2015-($869); 2014-($7,472); 2013-($2,426)	(162)	(10,255)	(2,004)
Net income	$30,004	$16,455	$22,489

Basic earnings (loss) per common share:
Continuing operations	$0.88	$0.76	$0.71
Discontinued operations	0.00	(0.29)	(0.06)
Basic earnings (loss) per share	$0.88	$0.47	$0.65

Diluted earnings (loss) per common share:
Continuing operations	$0.87	$0.75	$0.69
Discontinued operations	0.00	(0.29)	(0.06)
Diluted earnings (loss) per share	$0.87	$0.46	$0.63

Shares used in computing earnings (loss) per common share:
Basic	34,018,582	34,955,760	34,761,160
Diluted	34,434,407	35,415,483	35,784,430
Dividends declared per common share	$0.24	$0.20	$0.12

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(Amounts in thousands)

	Common Stock		Additional	Accumulated	Treasury Stock		Shareholders'
	Shares	Value	Paid-in Capital	Deficit	Shares	Value	Equity

Balance at December 30, 2012	34,434	$344	$167,404	$(87,015)	72	$-	$80,733

Net income	-	-	-	22,489	-	-	22,489

Cash dividends	-	-	-	(4,278)	-	-	(4,278)

Shares issued under stock compensation plan net of shares withheld for tax effects	556	6	(1,772)	-	-	-	(1,766)

Excess tax benefit from stock based compensation	-	-	1,132	-	-	-	1,132

Stock-based compensation	-	-	2,343	-	-	-	2,343
Balance at December 29, 2013	34,990	350	169,107	(68,804)	72	-	100,653

Net income	-	-	-	16,455	-	-	16,455

Cash dividends	-	-	-	(7,138)	-	-	(7,138)

Repurchase of common stock	(1,244)	(12)	(15,397)				(15,409)

Shares issued under stock compensation plan net of shares withheld for tax effects	588	6	(2,945)	-	-	-	(2,939)

Excess tax benefit from stock based compensation	-	-	1,868	-	-	-	1,868

Stock-based compensation	-	-	2,821	-	-	-	2,821
Balance at December 28, 2014	34,334	343	155,455	(59,487)	72	-	96,311

Net income	-	-	-	30,004	-	-	30,004

Cash dividends	-	-	-	(8,349)	-	-	(8,349)

Repurchase of common stock	(1,483)	(15)	(23,737)	-	-	-	(23,752)

Shares issued under stock compensation plan net of shares withheld for tax effects	295	3	(1,145)	-	-	-	(1,142)

Excess tax benefit from stock based compensation	-	-	743	-	-	-	743

Stock-based compensation	-	-	4,087	-	-	-	4,087
Balance at December 27, 2015	33,146	$331	$135,403	$(37,832)	72	$-	$97,902

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Fiscal Year Ended
	December 27,	December 28,	December 29,
	2015	2014	2013
Cash flows from operating activities:
Net income	$30,004	$16,455	$22,489

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,520	13,185	13,060
Deferred income taxes	9,519	753	6,093
Non-cash interest expense	421	421	421
Loss on impairment and asset disposals	-	15,805	3,262
Amortization of below market lease	-	129	129
Stock-based compensation expense	4,087	2,821	2,343
Changes in operating assets and liabilities:
Accounts receivables	1,957	(7,049)	(2,114)
Inventories	(273)	(151)	8
Prepaid expenses and other	32	1,193	(621)
Other assets	92	200	225
Accounts payable and accrued expenses	(3,763)	(2,669)	3,036
Deferred revenue	650	2,717	622
Deferred rent	285	50	(1,123)
Other liabilities	(944)	(512)	(34)

Net cash provided by operating activities	54,587	43,348	47,796

Cash flows from investing activities:
Acquisition of property and equipment	(20,292)	(17,365)	(15,311)
Acquisition of franchise restaurant, net of cash acquired	-	(2,800)	-
Proceeds from sale of the Mitchell's Restaurants	10,000	-	-
Proceeds on disposal of property and equipment	-	149	1,104

Net cash used in investing activities	(10,292)	(20,016)	(14,207)

Cash flows from financing activities:
Principal repayments on long-term debt	(48,000)	(32,000)	(32,500)
Principal borrowings on long-term debt	35,000	26,000	6,500
Repurchase of common stock	(23,752)	(15,409)	-
Cash dividend payments	(8,349)	(7,138)	(4,278)
Excess tax benefits from stock compensation	743	1,868	1,132
Tax payments from the vesting of restricted stock and option exercises	(1,393)	(3,121)	(1,974)
Proceeds from exercise of stock options	250	183	208

Net cash used in financing activities	(45,501)	(29,617)	(30,912)

Net increase (decrease) in cash and cash equivalents	(1,206)	(6,285)	2,677
Cash and cash equivalents at beginning of period	4,301	10,586	7,909
Cash and cash equivalents at end of period	$3,095	$4,301	$10,586

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$428	$709	$1,272
Income taxes	$410	$2,135	$2,383

Noncash investing and financing activities:
Excess accrual-based acquisition of property and equipment	$1,608	$1,243	$1,213

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

At December 27, 2015, there were 148 Ruth’s Chris Steak House restaurants, of which 67 were Company-owned, 80 were franchisee-owned, and one location was operating under a management agreement. All Company-owned restaurants are located in the United States. The franchisee-owned restaurants include 20 international restaurants in Aruba, Canada, China (Hong Kong and Shanghai), El Salvador, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. A Ruth’s Chris Steak House located at Harrah’s Casino in Cherokee, NC operates under a management agreement between the Company and the Eastern Band of Cherokee Indians. Five new Ruth’s Chris Steak House locations opened during fiscal year 2015, including two Company-owned restaurants and three franchisee-owned restaurants. The Company opened two new Company-owned Ruth’s Chris Steak House restaurants in 2015 – one in St. Petersburg, FL in February and one in Dallas, TX in November. Subsequent to the Company’s fiscal year 2015, the franchisee-owned Ruth’s Chris Steak House restaurant in San Salvador, El Salvador and the Company-owned Ruth’s Chris Steak House restaurant in Columbus, OH were closed.

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

The following table summarizes the changes in the number of Company-owned Ruth’s Chris Steak House restaurants and franchisee-owned restaurants during the thirteen and fifty-two weeks ended December 27, 2015.

	13 Weeks Ending				52 Weeks Ending
	December 27, 2015				December 27, 2015

Ruth's Chris Steak House	Company	Franchised	Managed	Total	Company	Franchised	Managed	Total
Beginning of period	66	79	1	146	65	77	1	143
Acquired	0	0	0	0	0	0	0	0
Sold	0	0	0	0	0	0	0	0
New	1	1	0	2	2	3	0	5
Closed	0	0	0	0	0	0	0	0
End of period	67	80	1	148	67	80	1	148
% of total	45%	54%	1%	100%	45%	54%	1%	100%

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The Company utilizes a 52- or 53-week reporting period ending on the last Sunday of December. The periods ended December 27, 2015 (fiscal year 2015) December 28, 2014 (fiscal year 2014) and December 29, 2013 each had a 52-week reporting period. The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

(b) Change in Accounting for Gift Card Breakage

The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage. Prior to the fourth quarter of fiscal year 2013, the Company recognized breakage revenue using the delayed method of accounting. At the end of the fourth quarter of fiscal year 2013, the Company elected to change its policy for recognizing gift card breakage revenue by changing from the delayed method to the preferable redemption method of accounting. Under the redemption method, breakage revenue is recognized and the gift card liability is derecognized for unredeemed gift cards in proportion to actual gift card redemptions. The impact of the cumulative catch-up adjustment recorded in the fourth quarter of fiscal year 2013 was to reduce gift card breakage revenue by $2.2 million. Inclusive of this adjustment, the Company recognized $804 thousand of gift card breakage revenue in fiscal year 2013. Gift card breakage revenue recognized in fiscal years 2014 and 2015 was $2.6 million and $2.4 million, respectively. Consistent with the cumulative catch-up method of accounting for a change in accounting estimate effected by a change in accounting principle, previously issued financial statements were not revised.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of the standard, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is required to be adopted in annual periods beginning after December 15, 2016. Early adoption is permitted and the Company elected to early adopt this guidance as of December 27, 2015 and to apply the guidance retrospectively to all periods presented. Accordingly, the Company reclassified the prior period amount of $3.8 million related to its deferred tax asset from current to noncurrent, resulting in an offset to the noncurrent deferred income tax liability for the same amount for that period, according to the requirement to offset and present as a single amount. Because the application of this guidance affects classification only, such reclassifications did not have a material effect on the Company’s consolidated financial position or results of operations.

(d) Contingencies

The Company recognizes liabilities for contingencies when there is an exposure that indicates it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of impairment or loss can be reasonably estimated.

(e) Cash Equivalents

For purposes of the consolidated financial statements, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company has included outstanding checks totaling $4.5 million and $7.6 million at December 27, 2015 and December 28, 2014, respectively, in “Accounts payable” and “Accrued payroll” in the consolidated balance sheets. Changes in such amounts are reflected in cash flows from operating activities in the consolidated statements of cash flows.

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

(j) Goodwill, Franchise Rights and Trademarks

Goodwill and trademarks acquired in a business combination that are determined to have an indefinite useful life are not amortized, but tested for impairment at least annually in accordance with the provisions of FASB ASC Topic 350, “Intangibles-Goodwill and Other.” Goodwill and trademarks are tested annually for impairment on a reporting unit basis and more frequently if events and circumstances indicate that the asset might be impaired. For purposes of testing goodwill impairment, a reporting unit is defined as a group of restaurants with similar economic characteristics. For purposes of testing trademark impairment, a reporting unit is defined as a group of acquired restaurants sharing a common trade name. An impairment loss is recognized to the extent that the financial statement carrying amount exceeds the asset’s fair value.

Franchise rights acquired prior to 2008 in a purchase business combination that are determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually on a reporting unit basis, which is defined as a group of reacquired restaurants, and more frequently if events and circumstances indicate that the asset might be impaired. The Company allows and expects franchisees to renew agreements indefinitely ensuring consistent cash flows. As a result, franchise rights acquired prior to 2008 are determined to have indefinite useful lives. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Franchise rights acquired after 2007 are no longer considered to have indefinite useful lives and are amortized in accordance with FASB ASC Topic 350.

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

(l) Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining bank and other long-term financing. The Company paid no financing costs during fiscal years 2015, 2014 and 2013. The Company amortizes deferred financing costs using a method that approximates the effective interest method over the term of the related financing. Amortization of deferred financing costs was $421 thousand in each of the fiscal years 2015, 2014 and 2013 and is included in interest expense on the consolidated statements of income.

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

(n) International Revenues

The Company currently has 20 international franchisee-owned restaurants in Aruba, Canada, China, El Salvador, Japan, Mexico, Panama, Puerto Rico, Singapore, Taiwan and the United Arab Emirates. In accordance with its franchise agreements relating to these international restaurants, the Company receives royalty revenue from these franchisees in U.S. dollars. Franchise fee revenues from international restaurants were $3.0 million, $3.2 million and $3.0 million in fiscal years 2015, 2014 and 2013, respectively.

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

(p) Marketing and Advertising

Marketing and advertising expenses in the accompanying consolidated statements of income include advertising expenses of $6.5 million, $6.1 million and $6.1 million in fiscal years 2015, 2014 and 2013, respectively. Advertising costs are expensed as incurred.

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

(r) Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation, (Topic 718). Stock-based compensation cost includes compensation cost for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of Topic 718. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award.

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

(u) Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by dividing net income by the diluted weighted average shares of common stock outstanding during each period. Potentially dilutive securities include shares of non-vested stock awards. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Stock awards are excluded from the calculation of diluted earnings per share in the event they are antidilutive.

(v) Restaurant Acquisition

 In February 2014, the Company acquired the Austin, TX Ruth’s Chris Steak House restaurant and franchise rights from the franchisee owner for $2.8 million in cash. The acquisition price was allocated as follows: goodwill $2.2 million; property and equipment $259 thousand; and other assets $368 thousand. Allocation of the purchase price for the acquisition was based on estimates of the fair value of the net assets acquired. The revenues and expenses of the acquired restaurant are included in the consolidated statements of income from the date of the acquisition.

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

In November 2014, the Company and Landry’s, Inc. and Mitchell’s Entertainment, Inc., an affiliate of Landry’s Inc. (together with Landry’s Inc., Landry’s), entered into an asset purchase agreement (the Agreement). Pursuant to the Agreement, the Company agreed to sell the Mitchell’s Restaurants and related assets to Landry’s for $10 million. The sale of the Mitchell’s Restaurants closed on January 21, 2015. The assets sold consisted primarily of leasehold interests, leasehold improvements, restaurant equipment and furnishings, inventory, and related intangible assets, including brand names and trademarks associated with the 21 Mitchell’s Restaurants. The assets and related liabilities of the Mitchell’s Restaurants were classified as held for sale in the consolidated balance sheet as of December 28, 2014. A $1.8 million loss on assets held for sale was recorded in the fourth quarter of fiscal year 2014. The results of operations, impairment charges and loss on assets held for sale have been classified as discontinued operations in the consolidated statements of income for all periods presented. No amounts for shared general and administrative costs or interest expense were allocated to discontinued operations. Substantially all direct cash flows related to operating these restaurants were eliminated at the closing date of the sale. The Company’s continuing involvement was limited to transition services up to four months with minimal impact on cash flows.

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

(4) Discontinued Operations

The Company accounts for its closed restaurants in accordance with the provisions of FASB ASC Topic 360, “Property, Plant and Equipment.” As of December 29, 2014, the Company adopted ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changed the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. Therefore, individual restaurants which are closed after December 28, 2014 will not be classified as discontinued operations. Prior to the Company’s adoption of ASU 2014-08, when a restaurant was closed or the restaurant was either held for sale or abandoned, the restaurant’s operations were eliminated from the ongoing operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, were reclassified. For fiscal years 2015, 2014 and 2013, all impairment charges, loss on disposal and remeasurement of lease liabilities along with restaurant sales, direct recurring costs and expenses and income taxes attributable to restaurants classified as discontinued operations have been aggregated to a single caption entitled loss from discontinued operations, net of tax benefit in the consolidated statements of income for all periods presented. Loss from discontinued operations, net of tax benefit is comprised of the following (in thousands):

	Fiscal Year
	2015	2014	2013

Revenues
Mitchell's Restaurants	$4,343	$73,974	$75,925
Other Restaurants	(3)	3,386	9,176
Total revenues	4,340	77,360	85,101

Costs and expenses
Recurring costs and expenses
Mitchell's Restaurants	5,196	73,852	75,396
Other Restaurants	175	4,115	9,594
Impairment losses
Mitchell's Restaurants	-	15,295	2,512
Other Restaurants	-	-	750
Loss on pending sale of Mitchell's Restaurants	-	1,825	-
Gain on settlement - Mitchell's Restaurants	-	-	(437)
Remeasurement of lease exit liability	-	-	1,716
Total costs and expenses	5,371	95,087	89,531

Loss before income taxes	(1,031)	(17,727)	(4,430)

Income tax benefit	(869)	(7,472)	(2,426)

Loss from discontinued operations, net of income taxes	$(162)	$(10,255)	$(2,004)

In addition to the Mitchell’s Restaurants, discontinued operations for fiscal years 2015, 2014 and 2013 also includes the results of the other closed restaurants. Due to an expiring lease term, the Company closed the Company-owned Ruth’s Chris Steak House in Kansas City, MO in March 2014 after seventeen years of operation. Due to an expiring lease term, the Company closed the Company-owned Ruth’s Chris Steak House restaurant in Phoenix, AZ in March 2013 after 27 years of operation. As the closing of these restaurants coincided with the termination of the lease agreements, the Company did not incur significant expenses related to closing these locations. Due to local market conditions and disappointing financial results, the Company negotiated early terminations of the facility leases for the Stamford, CT Mitchell’s Fish Market restaurant, which closed in March 2014, and the Providence, RI Ruth’s Chris Steak House restaurant, which closed in September 2014. The Company recognized an impairment loss of $750 thousand in fiscal year 2013 related to the Stamford, CT Mitchell’s Fish Market restaurant.

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

•

Borrowings under the senior credit facility as of December 27, 2015 and December 28, 2014 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

The Company’s non-financial assets measured at fair value on a non-recurring basis as of the end of fiscal year 2014 were as follows (in thousands):

	Fair Value as of December 28, 2014	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment	Valuation Method
Long-lived assets held for sale	$11,320	$11,320	$9,809	Market approach

	Fair Value as of December 28, 2014	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment	Valuation Method
Trademarks held for sale	$2,847	$2,847	$7,311	Income approach

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

(6) Goodwill, Franchise Rights and Trademarks

During the fourth quarter of each year, the Company completes an analysis to determine if goodwill and certain intangible assets are impaired as of the balance sheet date. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are inherently uncertain. During the fourth quarter of fiscal year 2015, the Company changed its testing date for determining whether goodwill and other intangible assets are impaired from the last day of the fiscal year to the last day of the Company’s 48th fiscal week, which in fiscal year 2015 was November 29, 2015. The change was made to align our testing date with the timing of our budgeting and year-end reporting processes. We have determined that the change in our testing date, which represents a change in method of applying an accounting principal, is preferable under the circumstances. The change in testing date did not avoid, delay, cause or accelerate an impairment of goodwill or other intangible assets.

Franchise Rights

In accordance with FASB ASC Topic 350, owned franchise rights that have been determined to have indefinite lives must be reviewed for potential impairment annually and when triggering events are detected. No impairment charges related to franchise rights were recognized in fiscal years 2015, 2014 or 2013.

To determine the fair value of acquired franchise rights, the Company used a multi-period excess earnings approach. This approach involves projecting after-royalty future earnings, discounting those earnings using an appropriate market discount rate and subtracting a contributory charge for net working capital, property and equipment, assembled workforce and customer relationships to arrive at excess earnings attributable to these franchise rights. The Company calculated the present value of cash flows generated from future excess earnings and determined that the fair values exceeded the financial statement carrying value as of December 27, 2015.

Trademarks

In accordance with FASB ASC Topic 350, owned trademarks that have been determined to have indefinite lives must be reviewed for potential impairment annually and when triggering events are detected. To determine the fair value of the Mitchell’s trademarks, including Mitchell’s Fish Market, Columbus Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse, the Company used a relief-from-royalty valuation approach. This approach assumes that in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future revenue growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. After the sale of the Mitchell’s Restaurants in January 2015, the Company no longer had a recorded asset for trademarks. As of December 28, 2014, the Mitchell’s trademarks were recorded as assets held for sale (lower of carrying amount or fair value, less costs to sell).

As discussed in Note (3), during the third quarter of fiscal year 2014, a $7.3 million impairment loss related to the trademarks of the Mitchell’s Restaurants was recorded. During the fourth quarter of fiscal year 2013, a $400 thousand loss on impairment of an ancillary trademark not expected to be used was recorded.  No impairment charge related to trademarks was recognized in fiscal year 2015.

Goodwill

No impairment charges related to goodwill were recognized in fiscal years 2015, 2014 or 2013. Goodwill increased $2.2 million during fiscal year 2014 due to the acquisition of the Austin, TX Ruth’s Chris Steak House restaurant.

In performing the fiscal year 2015 evaluation of goodwill impairment under FASB ASC Topic 350-20, the Company compared the carrying value of the reporting unit, which is considered to be the steakhouse operating segment, to its fair value. Consistent with the valuation of restaurant operations, the Company utilized a multiple of EBITDA to approximate the fair value of the reporting unit for purposes of completing Step 1 of the evaluation. The Company considered EBITDA multiples of publicly held companies, including its own, as well as recent industry acquisitions. For reporting units whose estimated fair value exceeded its carrying value, no impairment is recorded. As of November 29, 2015, the estimated fair values of all reporting units substantially exceeded their respective carrying values.

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

 The financial statement carrying values of the Company’s franchise rights, trademarks and goodwill were as follows (amounts in thousands):

	Franchise Rights	Gross Goodwill	Accumulated Goodwill Impairment Losses	Net Carrying Value of Goodwill
Balance as of December 28, 2014	$32,237	$57,665	$(33,372)	$24,293
Balance as of December 27, 2015	$32,200	$34,851	$(10,558)	$24,293

Any losses are included in “loss on impairment” in the accompanying consolidated statements of income. When the operating results of closed or sold restaurants are reclassified to discontinued operations, the impairment losses related to the assets of those closed or sold restaurants are also reclassified to discontinued operations.

(7) Property and Equipment, net

Property and equipment consists of the following (amounts in thousands):

	December 27,	December 28,
	2015	2014
Land	$917	$917
Building and building improvements	24,451	24,175
Equipment	33,931	31,458
Computer equipment	10,069	9,735
Furniture and fixtures	17,943	16,583
Automobiles	27	27
Leasehold improvements	117,364	108,061
Construction-in-progress	8,644	4,106
	213,346	195,062
Less accumulated depreciation	(125,362)	(114,708)
	$87,984	$80,354

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

(8) Long-term Debt

Long-term debt consists of the following (amounts in thousands):

	December 27,	December 28,
	2015	2014
Senior Credit Facility:
Revolving credit facility	$-	$13,000
Less current maturities	-	-
	$-	$13,000

As of December 27, 2015, the Company had no outstanding indebtedness under its senior credit with approximately $95.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. As of December 27, 2015, the weighted average interest rate on the Company’s outanding letters of credit was 2.13%. In addition, the fee on the Company’s unused senior credit facility was 0.2%.

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

The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on the Company’s ability to enter into joint ventures, acquisitions and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Amended and Restated Credit Agreement requires the Company to maintain a fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio of 2.50:1.00. The agreement was amended in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchase of common and preferred stock. Junior stock payments made subsequent to December 30, 2012 through the end of the agreement are limited to $100 million; $58.9 million of such payments had been made as of December 27, 2015. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default. As of December 27, 2015, the Company was in compliance with the covenants under the Amended and Restated Credit Agreement.

(9) Leases

At December 27, 2015, all of the Company-owned Ruth’s Chris Steak House restaurants operated in leased premises, with the exception of the restaurants in Columbus, OH and Ft. Lauderdale, FL, which were owned properties, and the restaurants in Anaheim, CA, Lake Mary, FL, Princeton, NJ and South Barrington, IL, which operate on leased land. The leases generally provide for minimum annual rental payments and are subject to escalations based, in some cases, upon increases in the Consumer Price Index, real estate taxes and other costs. In addition, certain leases contain contingent rental provisions based upon the sales at the underlying restaurants. Certain leases also provide for rent deferral during the initial term of such lease and/or scheduled minimum rent increases during the terms of the leases. For financial reporting purposes, rent expense is recorded on a straight-line basis over the life of the lease. Accordingly, included in liabilities in the accompanying consolidated balance sheets at December 27, 2015 and December 28, 2014 are accruals related to such rent deferrals and the pro rata portion of scheduled rent increases of approximately $20.3 million and $20.0 million, respectively, net of the current portion included in other current liabilities $1.9 million and $2.0 million, respectively.

The Company also leases certain restaurant-related equipment under non-cancellable operating lease agreements with third parties, which are included with leased premises in future minimum annual rental commitments.

Future minimum annual rental commitments under operating leases as of December 27, 2015 are as follows (in thousands):

Company Total

2016	$21,120
2017	20,072
2018	18,514
2019	17,265
2020	15,865
Thereafter	117,325
$210,160

The recognized financial accounting lease liabilities pertaining to the Mitchell’s Restaurants are included in the liabilities associated with assets held for sale caption as of December 28, 2014. Pursuant to the terms of the Agreement, upon closing of the sale of the Mitchell’s Restaurants, Landry’s assumed the lease obligations of the Mitchell’s Restaurants. However, the Company has guaranteed Landry’s lease obligations aggregating $37.8 million under nine of the leases. The Company did not record a financial accounting liability for the lease guarantees, because the likelihood of Landry’s defaulting on the lease agreements was deemed to be remote. Landry’s also indemnified the Company in the event of a default under any of the leases. The Company did record a $250 thousand liability for its letter of credit obligation related to one of the leases. The above table does not include potential lease obligations for the Mitchell’s Restaurants.

Rental expense consists of the following and is included in restaurant operating expenses in the accompanying consolidated statements of income (in thousands):

	Fiscal Year
	2015	2014	2013
Minimum rentals	$18,846	$17,647	$16,424
Contingent rentals	2,877	2,558	2,456
	$21,723	$20,205	$18,880

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

The Company currently has 80 franchisee-owned Ruth’s Chris Steak House restaurants, including 20 international restaurants. Three new franchisee-owned restaurants opened in fiscal year 2015 including the Ann Arbor, MI and Charleston, SC which both opened in May and one in San Antonio, TX in November. During fiscal year 2014 three new franchisee-owned restaurants were opened - one in Boise, ID in February, one in Panama City, Panama in September and one in Taipei, Taiwan in December. During fiscal year 2013, four new Ruth’s Chris Steak House franchise locations opened, including a second franchisee-owned restaurant located in San Juan in April , a franchisee-owned restaurant located in Chattanooga, TN in July, a location in Las Vegas, NV operating under a license agreement with the Company and a franchisee-owned restaurant located in Shanghai in December. One of two franchisee-owned restaurants located in Dubai was closed in July 2013. The franchisee-owned Ruth’s Chris Steak House restaurant in San Salvador, El Salvador closed subsequent to the Company’s fiscal year 2015. In February 2014, the Company acquired a franchisee-owned restaurant located in Austin, TX. No franchisee-owned restaurants were sold or purchased during fiscal years 2015 or 2013. Franchise income includes opening and development fees and income generated from existing franchisee-owned restaurants. The Company classifies franchise income separately in the consolidated statements of income (in thousands):

	Fiscal Year
	2015	2014	2013

Franchise income:
Income from existing franchise locations	$16,361	$15,598	$14,612
Opening and development fee income	300	165	400
Total franchise income:	$16,661	$15,763	$15,012

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

The Company sells a considerable number of gift cards, which are issued and administered by a third party gift card issuer and service provider, consistent with common retail industry practice. The third party gift card issuer is paid a net fee for its services by the Company. The third party gift card issuer and service provider, as well as a number of other restaurant companies, retailers and gift card issuers, were named as defendants in a qui tam action filed under seal in June 2013 by William French on behalf of the State of Delaware in the Superior Court of Delaware in and for New Castle County. The complaint alleges that the Company and the other defendants intentionally failed to report and remit money with respect to unused gift cards to the State of Delaware under the Delaware Escheats Law, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit such money to Delaware in violation of the Delaware False Claims and Reporting Act (DFCRA).  The complaint further alleges that the amount of money that the Company should have escheated to Delaware is approximately $30 million.  The complaint seeks monetary damages (including treble damages under the DFCRA), penalties, and attorneys’ fees and costs.  The case was unsealed in March 2014, at which time the court also granted the State of Delaware’s motion to intervene.  In early 2015, the Company and the other defendants jointly filed a motion to dismiss the case on various grounds.  In November 2015, the motion was granted in part and denied in part. The Company filed its answer to the complaint in December 2015.  All parties to the case are now in the process of seeking discovery.  The deadline for completing fact discovery is March 2017.  The Company believes it is in compliance with the Delaware Escheats Law and has not violated the DFCRA. The Company has been vigorously defending the action, and intends to continue to do so.

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

On November 17, 2014, the Company announced that its Board of Directors has approved a new share repurchase program under which the Company is authorized to repurchase up to $50 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise, depending on share price, market conditions and other factors. The new share repurchase program replaces the Company’s previous share repurchase program announced in May 2013, which has been terminated. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of its shares. The program has no termination date. During the fiscal year 2015, 1,483,085 shares were repurchased at an aggregate cost of $23.8 million or an average cost of $16.01 per share. As of December 27, 2015, $21.1 million remained available for future purchases under the new program. Share repurchases under both programs were accounted for under the cost method and all repurchased shares were retired and cancelled. The excess of the purchase price over the par value of the shares was recorded as a reduction in additional paid-in capital.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2013:
May 3, 2013	$0.04	May 16, 2013	$1,430	May 30, 2013
July 24, 2013	$0.04	August 15, 2013	$1,424	August 29, 2013
October 22, 2013	$0.04	November 14, 2013	$1,424	November 26, 2013

Fiscal Year 2014:
February 21, 2014	$0.05	March 13, 2014	$1,798	March 27, 2014
April 22, 2014	$0.05	May 15, 2014	$1,798	May 29, 2014
July 23, 2014	$0.05	August 14, 2014	$1,778	August 28, 2014
October 29, 2014	$0.05	November 20, 2014	$1,764	December 4, 2014

Fiscal Year 2015:
February 13, 2015	$0.06	February 26, 2015	$2,082	March 12, 2015
April 21, 2015	$0.06	May 14, 2015	$2,090	May 28, 2015
July 22, 2015	$0.06	August 13, 2015	$2,108	August 27, 2015
October 30, 2015	$0.06	November 19, 2015	$2,069	December 3, 2015

Subsequent to the end of fiscal year 2015, the Company’s Board of Directors declared a $0.07 per share cash dividend ($2.4 million in total) payable on March 10, 2016. Dividends are paid to holders of common stock and restricted stock.

(13) Employee Benefit Plan

In 2000, the Company established a 401(k) and Profit Sharing Plan. The Company may make matching contributions in an amount determined by the Board of Directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. The Company matches the employees’ contributions at year end. Employees vest in the Company’s contributions based upon their years of service. The Company’s expenses relating to matching contributions were approximately $305 thousand, $307 thousand and $305 thousand for fiscal years 2015, 2014 and 2013, respectively.

(14) Incentive and Stock Option Plans

As of December 27, 2015, the Company had the following share-based compensation plans.

2005 Long-Term Equity Incentive Plan

In connection with the initial public offering, the Company adopted the Ruth’s Chris Steak House, Inc. 2005 Long-Term Equity Incentive Plan (the 2005 Equity Incentive Plan), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. Initially, 2.4 million shares were authorized for issuance under the 2005 Equity Incentive Plan. The 2005 Equity Incentive Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable, and restricted stock vests, at various periods ranging from one to five years from date of grant. Effective May 22, 2008, the 2005 Equity Incentive Plan was amended, with stockholder approval, to increase the number of shares authorized for issuance under the plan by 1.5 million shares. The Amended and Restated 2005 Equity Incentive Plan was adopted on October 26, 2012, and the number of shares authorized for issuance under the Amended and Restated 2005 Long-Term Equity Incentive Plan was increased by 2.0 million shares at the 2013 annual meeting of stockholders. Under the Amended and Restated 2005 Equity Incentive Plan there are 1.4 million shares of common stock issuable upon exercise of currently outstanding options and restricted stock awards at December 27, 2015, and 2.1 million shares available for future grants.

During fiscal year 2013, the Company issued 247,225 shares of restricted stock to certain employees and executive officers from available shares under the Amended and Restated 2005 Equity Incentive Plan. The shares were issued with a grant date fair market value equal to the closing price of the stock on the date of the grants. Of the 247,225 shares of restricted stock issued during 2013, 155,441 shares vest on the second anniversary of the grant date and the remaining shares vest one-third on each of the three anniversary dates following the grant date.

During fiscal year 2014, the Company issued 275,794 shares of restricted stock to certain employees and executive officers from available shares under the Amended and Restated 2005 Equity Incentive Plan. The shares were issued with a grant date fair market value equal to the closing price of the stock on the date of the grants. Of the 275,794 shares of restricted stock issued during 2014, 125,932 shares vest on the second anniversary of the grant date and the remaining shares vest one-third on each of the three anniversary dates following the grant date.

During fiscal year 2015, the Company issued 893,662 shares of restricted stock to certain employees and executive officers from available shares under the Amended and Restated 2005 Equity Incentive Plan. The shares were issued with a grant date fair market value equal to the closing price of the stock on the date of the grants. Of the 893,662 shares of restricted stock issued during 2015, 54,095 shares vest on the second anniversary of the grant date, 214,567 shares will vest one-third on each of the three anniversary dates following the grant date, 300,000 shares will vest at 25% annually with the first vesting date occurring on the anniversary date in 2017 and ending on the anniversary date in 2020 and 325,000 shares will vest at 25% annually with the first vesting date occurring on the anniversary date in 2018 and ending on the anniversary date in 2021.

The Company recorded $4.1 million, $2.8 million and $2.3 million in total stock option and restricted stock compensation expense during fiscal years 2015, 2014 and 2013, respectively that was classified primarily as general and administrative costs. The Company recognized $0.7 million, $2.1 million and $0.9 million in income tax benefit related to stock-based compensation plans during fiscal years 2015, 2014 and 2013, respectively. As of December 27, 2015, the Company had a $7.9 million hypothetical Additional Paid-in Capital Pool (APIC Pool) balance. The hypothetical APIC Pool balance represents the tax benefit of the cumulative excess of corporate income tax deductions over financial accounting compensation expense recognized for equity based compensation awards which have fully vested. The hypothetical APIC Pool will increase or decrease each year, dependent upon both the vesting of restricted stock awards and the stock options exercised and/or cancelled. Shortfalls generated by the excess of compensation expense for financial accounting purposes over the corresponding corporate income tax deduction will be charged to the hypothetical APIC Pool balance rather than income tax expense. Once the hypothetical APIC Pool is fully depleted, the tax effect of any excess of financial accounting expense over the corresponding corporate income tax deduction beyond that point will be treated as income tax expense in the consolidated statements of income.

A summary of the status of non-vested restricted stock as of December 27, 2015 and changes during fiscal year 2015 is presented below.

	2015

	Shares	Weighted-Average Grant-Date Fair Value Per Share

Non-vested shares at beginning of year	569,275	$10.46
Granted	893,662	15.74
Vested	(312,852)	9.09
Non-vested shares at end of year	1,150,085	$14.93

As of December 27, 2015, there was $13.1 million of total unrecognized compensation cost related to 1,150,085 shares of non-vested restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 4.04 years. The total grant date fair value of restricted stock vested in fiscal years 2015, 2014 and 2013 was $2.8 million, $1.9 million and $3.3 million, respectively.

The following table summarizes stock option activity for fiscal year 2015:

	2015
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000's)

Outstanding at beginning of year	439,880	$13.12
Granted	-	-
Exercised	(72,875)	3.46
Forfeited	(104,257)	17.78

Outstanding at end of year	262,748	$13.88	1.69	$1,107,544

Options exercisable at year end	262,748	$13.88	1.69	$1,107,544

As of December 27, 2015, there was no unrecognized compensation cost related to non-vested stock options. The total intrinsic value of options exercised in fiscal years 2015, 2014 and 2013 was $863 thousand, $6.3 million and $273 thousand, respectively.

During fiscal years 2015, 2014 and 2013, the Company received $250 thousand, $183 thousand and $208 thousand, respectively, in cash related to the exercise of options. The exercise of shares were fulfilled from shares reserved for issuance under the Amended and Restated 2005 Equity Incentive Plan and resulted in an increase in issued shares outstanding.

(15) Income Taxes

Total income tax expense (benefit) for fiscal years 2015, 2014 and 2013 was (amounts in thousands):

	2015	2014	2013

Income from continuing operations	$14,168	$11,830	$10,744
Loss from discontinued operations	(869)	(7,472)	(2,426)
Total consolidated income tax expense	$13,299	$4,358	$8,318

Income tax expense from continuing operations consists of the following:

	Current	Deferred	Total
Year ended December 27, 2015
U.S. Federal	$14,692	$(3,445)	$11,247
State	2,697	(120)	2,577
Foreign	344	-	344
	$17,733	$(3,565)	$14,168

Year ended December 28, 2014
U.S. Federal	$3,475	$6,447	$9,922
State	562	961	1,523
Foreign	385	-	385
	$4,422	$7,408	$11,830

Year ended December 29, 2013
U.S. Federal	$2,056	$6,708	$8,764
State	136	1,495	1,631
Foreign	349	-	349
	$2,541	$8,203	$10,744

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows (amounts in thousands):

	2015	2014	2013

Income tax expense at statutory rates	$15,517	$13,489	$12,333
Increase (decrease) in income taxes resulting from:
State income taxes at state statutory rate, net of federal benefit	2,010	1,813	1,444
Federal FICA tip credit net benefit	(3,124)	(2,814)	(2,634)
State employment tax credits generated in prior years	(60)	(331)	(623)
Increase to valuation allowance	75	-	243
Other	(250)	(327)	(19)
	$14,168	$11,830	$10,744

Effective tax rate	32.0%	30.7%	30.5%

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

Income taxes applicable to discontinued operations are comprised of (a) taxes calculated at the composite federal and state statutory tax rate times the pre-tax loss plus (b) the FICA tip credit benefit attributable to the restaurant sales of the Mitchell’s Restaurants. A reconciliation of the U.S. statutory tax rate to the effective tax rate applicable to discontinued operations for fiscal years 2015, 2014 and 2013 follows (amounts in thousands):

	2015	2014	2013

Income tax benefit at statutory rates	$(361)	$(6,204)	$(1,550)
Increase (decrease) in income taxes resulting from:
State income taxes at state statutory rate, net of federal impact	(411)	(701)	(198)
Other, primarily federal FICA tip credit net benefit	(97)	(567)	(678)
	$(869)	$(7,472)	$(2,426)

Effective tax rate	84.3%	42.2%	54.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (amounts in thousands):

	2015	2014
Deferred tax assets:
Accounts payable and accrued expenses	$8,222	$3,775
Deferred rent	8,655	9,911
Net state operating loss carryforwards	3,281	2,923
Tax credit carryforwards	9,339	6,236
Property and equipment	5,098	10,589
Other	209	335
Total gross deferred tax assets	34,804	33,769
Less valuation allowance	(979)	(947)
Net deferred tax assets	33,825	32,822
Deferred tax liabilities:
Intangible assets	(14,516)	(3,993)
Total gross deferred tax liabilities	(14,516)	(3,993)
Net deferred tax assets	$19,309	$28,829

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

As of December 27, 2015, the Company has state net operating loss carry-forwards of $85.2 million and federal and state tax credit carry-forwards of $9.3 million, which are available to offset federal and state taxable income with the last of such benefit expiring in 2035.

As of December 27, 2015, the Company’s gross unrecognized tax benefits totaled approximately $607 thousand, of which $398 thousand, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the unrecognized tax benefits within the next 12 months. Our continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (amounts in thousands):

Unrecognized tax benefits balance at December 28, 2014	$958
Gross increases for tax positions of prior years	107
Settlements	(458)
Unrecognized tax benefits balance at December 27, 2015	$607

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state and local income tax examinations for fiscal years before 2011.

(16) Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by dividing net income by the diluted weighted average shares of common stock outstanding during each period. Potentially dilutive securities include shares of non-vested stock awards. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Stock awards are excluded from the calculation of diluted earnings per share in the event they are antidilutive.

The following table sets forth the computation of basic earnings per common share (amounts in thousands, except share and per share data):

	2015	2014	2013

Income from continuing operations	$30,166	$26,710	$24,493
Loss from discontinued operations, net of income taxes	(162)	(10,255)	(2,004)
Net income	$30,004	$16,455	$22,489
Shares:
Weighted average number of common shares outstanding - basic	34,018,582	34,955,760	34,761,160

Basic earnings per common share:
Continuing operations	$0.88	$0.76	$0.71
Discontinued operations	0.00	(0.29)	(0.06)
Basic earnings per common share	$0.88	$0.47	$0.65

Diluted earnings (loss) per share for fiscal years 2015, 2014 and 2013 excludes 46,117 stock options and restricted shares at a weighted-average price of $18.84, 153,613 stock options and restricted shares at a weighted-average price of $18.70 and 202,824 stock options and restricted shares at a weighted-average price of $18.67, respectively, which were outstanding during the periods but were anti-dilutive.

The following table sets forth the computation of diluted earnings per share (amounts in thousands, except share and per share data):

	2015	2014	2013

Income from continuing operations	$30,166	$26,710	$24,493
Loss from discontinued operations, net of income taxes	(162)	(10,255)	(2,004)
Net income	$30,004	$16,455	$22,489
Shares:
Weighted average number of common shares outstanding - basic	34,018,582	34,955,760	34,761,160
Dilutive shares	415,825	459,723	1,023,270
Weighted-average number of common shares outstanding - diluted	34,434,407	35,415,483	35,784,430

Diluted earnings per common share:
Continuing operations	$0.87	$0.75	$0.69
Discontinued operations	0.00	(0.29)	(0.06)
Diluted earnings per common share	$0.87	$0.46	$0.63

(17) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment. Previously reported segment information has been revised to exclude the Mitchell’s Restaurants. The Company does not rely on any major customers as a source of revenue.

The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of December 27, 2015, (i) the Company-owned steakhouse restaurant segment included 67 Ruth’s Chris Steak House restaurants and one Ruth’s Chris Steak House restaurant operating under a management agreement and (ii) the franchise operations segment included 80 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the segments for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment. Segment information related to the Company’s two reportable business segments follows.

	Fiscal Year
	2015	2014	2013

	(Dollar amounts in thousands)
Revenues:
Company-owned steakhouse restaurants	$354,398	$327,731	$306,539
Franchise operations	16,661	15,763	15,012
Unallocated other revenue and revenue discounts	2,374	2,603	803
Total revenues	$373,433	$346,097	$322,354

Segment profits:
Company-owned steakhouse restaurants	$80,450	$68,230	$67,489
Franchise operations	16,661	15,763	15,012
Total segment profit	97,111	83,993	82,501

Unallocated operating income	2,374	2,603	803
Marketing and advertising expenses	(10,925)	(10,076)	(9,341)
General and administrative costs	(30,242)	(24,311)	(27,808)
Depreciation and amortization expenses	(12,520)	(10,917)	(10,229)
Pre-opening costs	(1,032)	(1,630)	(691)
Gain on settlements, net	-	-	1,719
Interest expense, net	(790)	(1,159)	(1,640)
Other income (expense)	358	37	(77)
Income from continuing operations before income tax expense	$44,334	$38,540	$35,237

Capital expenditures:
Company-owned steakhouse restaurants	$18,934	$14,867	$11,242
Corporate assets	1,133	1,097	1,723
Mitchell's Restaurants	225	1,401	2,346
Total capital expenditures	$20,292	$17,365	$15,311

	December 27,	December 28,
	2015	2014

	(Dollar amounts in thousands)
Total assets:
Company-owned steakhouse restaurants	$168,766	$155,757
Franchise operations	2,444	2,151
Corporate assets - unallocated	7,828	16,711
Deferred income taxes - unallocated	19,309	28,829
Mitchell's Restaurants	250	15,119
Total assets	$198,597	$218,567

(18) Supplemental Consolidated Financial Statement Information

(a)	Accounts Receivable, net

Accounts receivable, net consists of the following (amounts in thousands):

Accounts receivable
	December 27,	December 28,
	2015	2014
Bank credit card receivables	$11,417	$11,262
Landlord contributions	396	443
Franchise fees	2,306	2,116
Trade	751	682
Refundable income tax	-	2,335
Receivable from gift card issuances	929	2,216
Other	3,434	2,164
Allowance for doubtful accounts	(732)	(760)
	$18,501	$20,458

(b) Other Assets

Other assets consist of the following (amounts in thousands):

Other assets
	December 27,	December 28,
	2015	2014
Deposits	$702	$764
Deferred financing costs, net	481	901
Other	33	39
	$1,216	$1,704

(19) Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (amounts in thousands, except per share information):

	Quarter Ended
	March 29,	June 28,	September 27,	December 27,
	2015	2015	2015	2015	Total

Total revenues	$97,344	$91,049	$80,292	$104,747	$373,433
Cost and expenses	(81,136)	(79,645)	(76,137)	(91,750)	(328,667)
Operating income	16,208	11,404	4,155	12,997	44,766

Interest expense, net	(226)	(174)	(188)	(202)	(790)
Debt issuance costs written off	15	16	9	318	358

Income from continuing operations before income tax expense	15,997	11,246	3,976	13,113	44,334
Income tax expense	5,229	3,577	1,338	4,023	14,168

Income from continuing operations	10,768	7,669	2,638	9,090	30,166
Discontinued operations, net of income tax	(357)	(153)	(73)	420	(162)
Net income	$10,411	$7,516	$2,565	$9,510	$30,004

Basic earnings per share:
Continuing operations	$0.31	$0.22	$0.08	$0.27	$0.88
Discontinued operations	(0.01)	0.00	0.00	0.01	0.00
Basic earnings per share	$0.30	$0.22	$0.08	$0.28	$0.88

Diluted earnings per share:
Continuing operations	$0.31	$0.22	$0.08	$0.27	$0.87
Discontinued operations	(0.01)	0.00	0.00	0.01	0.00
Diluted earnings per share	$0.30	$0.22	$0.08	$0.28	$0.87

Dividends declared per common share	$0.06	$0.06	$0.06	$0.06	$0.24

	Quarter Ended
	March 30,	June 29,	September 28,	December 28,
	2014	2014	2014	2014	Total

Total revenues	$90,354	$83,006	$73,795	$98,941	$346,097
Cost and expenses	(76,400)	(73,172)	(69,833)	(87,029)	(306,435)
Operating income	13,954	9,834	3,962	11,912	39,662

Interest expense, net	(287)	(298)	(297)	(278)	(1,159)
Other	9	12	5	12	37

Income from continuing operations before income tax expense	13,676	9,548	3,670	11,646	38,540
Income tax expense	4,686	2,880	1,472	2,791	11,830

Income from continuing operations	8,990	6,668	2,198	8,855	26,710
Discontinued operations, net of income tax	(125)	236	(9,496)	(870)	(10,255)
Net income (loss)	$8,865	$6,904	$(7,298)	$7,985	$16,455

Basic earnings per share:
Continuing operations	$0.25	$0.19	$0.06	$0.26	$0.75
Discontinued operations	0.00	0.01	(0.27)	(0.03)	(0.29)
Basic earnings per share	$0.25	$0.20	$(0.21)	$0.23	$0.47

Diluted earnings per share:
Continuing operations	$0.25	$0.18	$0.06	$0.26	$0.75
Discontinued operations	0.00	0.01	(0.27)	(0.03)	(0.29)
Diluted earnings per share	$0.25	$0.19	$(0.21)	$0.23	$0.46

Dividends declared per common share	$0.05	$0.05	$0.05	$0.05	$0.20

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

3.1.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ruth’s Hospitality Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 3, 2015).

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

10.4*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.5*	Ruth's Hospitality Group Nonqualified Deferred Compensation Plan (filed herewith).

10.6

Multi-Site Sale Leaseback Purchase Agreement dated August 1, 2008 among the Company, RCSH Operations, LLC, RCSH Operations, Inc. and RHG Kingfish, LLC and Sovereign Investment Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 5, 2008).

10.7

Second Amended and Restated Credit Agreement dated February 14, 2012 by and among the Company, the Lenders listed therein and Wells Fargo Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2012).

10.8

First Amendment to Second Amended and Restated Credit Agreement dated May 8, 2013 by and among the Company, the Lenders listed therein, the Guarantors listed therein, and Wells Fargo Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2013).

E-1

Exhibit	Description
10.9*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated August 1, 2008 between the Company and Michael P. O’Donnell (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed August 5, 2008).

10.10*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated April 5, 2010 between the Company and Kevin Toomy (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 8, 2010).

10.11*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement, effective as of August 8, 2011, by and between Ruth’s Hospitality Group, Inc. and Arne G. Haak (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 29, 2011).

10.12*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated March 14, 2012 between the Company and Peter Beaudrault (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 30, 2012).

10.2.1	Amended Terms of Employment Agreement dated April 17, 2015 between the Company and Peter Beaudrault (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 20, 2015).

10.13*

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

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

E-2