Form 10-Q
period 2016-06-26
Ruths Hospitality Group, Inc.
filed 2016-07-29
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2016

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

The number of shares outstanding of the registrant’s common stock as of July 27, 2016 was 32,686,315, which includes 1,254,502 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	June 26,	December 27,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$3,553	$3,095
Accounts receivable, less allowance for doubtful accounts 2016 - $737; 2015 - $732	9,460	18,501
Inventory	7,254	7,479
Assets held for sale	-	250
Prepaid expenses and other	2,513	1,259

Total current assets	22,780	30,584

Property and equipment, net of accumulated depreciation 2016 - $130,174; 2015 - $125,362	94,671	87,984
Goodwill	24,293	24,293
Franchise rights	32,200	32,200
Other intangibles, net of accumulated amortization 2016 - $1,134; 2015 - $1,090	2,939	3,011
Deferred income taxes	14,309	19,309
Other assets	987	1,216

Total assets	$192,179	$198,597

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$7,742	$10,018
Accrued payroll	10,387	17,064
Accrued expenses	7,541	9,280
Deferred revenue	25,996	35,202
Current portion of long-term debt	30,000	-
Other current liabilities	6,011	6,308

Total current liabilities	87,677	77,872

Long-term debt	-	-
Deferred rent	21,147	20,275
Other liabilities	2,429	2,548

Total liabilities	111,253	100,695
Commitments and contingencies (Note 11)	-	-
Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 31,427,939 shares issued and outstanding at June 26, 2016; 33,145,687 shares issued and outstanding at December 27, 2015	314	331
Additional paid-in capital	105,461	135,403
Accumulated deficit	(24,849)	(37,832)
Treasury stock, at cost; 71,950 shares at June 26, 2016 and December 27, 2015	-	-

Total shareholders' equity	80,926	97,902

Total liabilities and shareholders' equity	$192,179	$198,597

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended		26 Weeks Ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015

Revenues:
Restaurant sales	$87,244	$85,765	$183,181	$177,836
Franchise income	4,034	4,117	8,535	8,139
Other operating income	1,376	1,167	2,828	2,419

Total revenues	92,654	91,049	194,544	188,394

Costs and expenses:
Food and beverage costs	25,853	26,162	54,299	54,262
Restaurant operating expenses	42,556	40,264	86,477	81,966
Marketing and advertising	2,618	2,448	4,587	4,040
General and administrative costs	7,058	7,445	14,721	13,892
Depreciation and amortization expenses	3,371	3,187	6,472	6,106
Pre-opening costs	737	139	1,092	515

Total costs and expenses	82,193	79,645	167,648	160,781

Operating income	10,461	11,404	26,896	27,613

Other income (expense):
Interest expense, net	(253)	(174)	(466)	(400)
Other	144	16	151	31

Income from continuing operations before income tax expense	10,352	11,246	26,581	27,244
Income tax expense	3,396	3,577	8,742	8,807

Income from continuing operations	6,956	7,669	17,839	18,437
Loss from discontinued operations, net of income taxes	(48)	(153)	(169)	(509)

Net income	$6,908	$7,516	$17,670	$17,928

Basic earnings (loss) per common share:
Continuing operations	$0.22	$0.22	$0.55	$0.53
Discontinued operations	-	-	-	(0.01)
Basic earnings per share	$0.22	$0.22	$0.55	$0.52

Diluted earnings (loss) per common share:
Continuing operations	$0.21	$0.22	$0.54	$0.53
Discontinued operations	-	-	-	(0.01)
Diluted earnings per share	$0.21	$0.22	$0.54	$0.52

Shares used in computing net income (loss) per common share:
Basic	32,138,846	34,343,691	32,382,746	34,280,024
Diluted	32,540,633	34,611,107	32,796,134	34,640,397

Cash dividends declared per common share	$0.07	$0.06	$0.14	$0.12

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

for the Twenty-six Weeks ended June 26, 2016 and June 28, 2015

(Amounts in thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock		Shareholders'
	Shares	Value	Capital	Deficit	Shares	Value	Equity

Balance at December 27, 2015	33,146	$331	$135,403	$(37,832)	72	$-	$97,902

Net income	-	-	-	17,670	-	-	17,670

Cash dividends	-	-	-	(4,687)	-	-	(4,687)

Repurchase of common stock	(1,924)	(19)	(31,648)	-	-	-	(31,667)

Shares issued under stock compensation plan net of shares withheld for tax effects	206	2	(1,398)	-	-	-	(1,396)

Excess tax benefit from stock based compensation	-	-	377	-	-	-	377

Stock-based compensation	-	-	2,727	-	-	-	2,727
Balance at June 26, 2016	31,428	$314	$105,461	$(24,849)	72	$-	$80,926

Balance at December 28, 2014	34,334	$343	$155,455	$(59,487)	72	$-	$96,311

Net income	-	-	-	17,928	-	-	17,928

Cash dividends	-	-	-	(4,173)	-	-	(4,173)

Repurchase of common stock	(351)	(4)	(5,255)	-	-	-	(5,259)

Shares issued under stock compensation plan net of shares withheld for tax effects	228	3	(888)	-	-	-	(885)

Excess tax benefit from stock based compensation	-	-	540	-	-	-	540

Stock-based compensation	-	-	1,565	-	-	-	1,565
Balance at June 28, 2015	34,211	$342	$151,417	$(45,732)	72	$-	$106,027

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	26 Weeks Ended
	June 26,	June 28,
	2016	2015
Cash flows from operating activities:
Net income	$17,670	$17,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,472	6,106
Deferred income taxes	5,000	12,857
Non-cash interest expense	210	210
Gain on the disposal of property and equipment, net	(128)	-
Stock-based compensation expense	2,727	1,565
Changes in operating assets and liabilities:
Accounts receivable	9,071	4,193
Inventories	225	94
Prepaid expenses and other	(1,255)	(960)
Other assets	20	86
Accounts payable and accrued expenses	(11,674)	(11,046)
Deferred revenue	(9,206)	(8,996)
Deferred rent	872	628
Other liabilities	495	(938)

Net cash provided by operating activities	20,499	21,727

Cash flows from investing activities:
Acquisition of property and equipment	(13,469)	(8,121)
Proceeds from sale of property and equipment	802	-
Proceeds from sale of Mitchell's Restaurants	-	10,000

Net cash (used in) provided by investing activities	(12,667)	1,879

Cash flows from financing activities:
Principal borrowings on long-term debt	37,000	15,000
Principal repayments on long-term debt	(7,000)	(28,000)
Repurchase of common stock	(31,667)	(5,259)
Tax payments from the vesting of restricted stock and option exercises	(1,469)	(1,085)
Excess tax benefits from stock compensation	377	540
Proceeds from exercise of stock options	72	200
Cash dividend payments	(4,687)	(4,173)

Net cash used in financing activities	(7,374)	(22,777)

Net increase in cash and cash equivalents	458	829
Cash and cash equivalents at beginning of period	3,095	4,301

Cash and cash equivalents at end of period	$3,553	$5,130

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$224	$206
Income taxes	$2,022	$98

Noncash investing and financing activities:
Accrual-based acquisition of property and equipment	$1,420	$1,534

See accompanying notes to condensed consolidated financial statements.

 RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the Company) as of June 26, 2016 and December 27, 2015 and for the thirteen and twenty-six week periods ended June 26, 2016 and June 28, 2015 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The condensed consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of June 26, 2016, there were 148 Ruth’s Chris Steak House restaurants, including 67 Company-owned restaurants, one restaurant operating under a management agreement and 80 franchisee-owned restaurants, including 20 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. All Company-owned restaurants are located in the United States. A new Company-owned Ruth’s Chris Steak House in Albuquerque, NM opened in May 2016 and a new franchisee-owned Ruth’s Chris Steak House restaurant opened in Jakarta, Indonesia in February 2016. A Company-owned Ruth’s Chris Steak House in Columbus, OH closed in February 2016.

The Company previously operated eighteen Mitchell’s Fish Markets and three Mitchell’s/Cameron’s Steakhouse restaurants (collectively, the Mitchell’s Restaurants), located primarily in the Midwest and Florida. On January 21, 2015, the Company sold the Mitchell’s Restaurants to a third party (see Note 2). For financial statement reporting purposes, the Mitchell’s Restaurants are classified as a discontinued operation for all periods presented.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended June 26, 2016 and June 28, 2015 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2015.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended June 26, 2016 and June 28, 2015 each contained thirteen weeks and are referred to herein as the second quarter of fiscal year 2016 and the second quarter of fiscal year 2015, respectively. Fiscal years 2016 and 2015 are both 52-week years.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2019 using a modified retrospective approach. Early adoption is permitted. We have not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

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

(2) Mitchell’s Restaurants

In November 2014, the Company, Landry’s, Inc. and Mitchell’s Entertainment, Inc., an affiliate of Landry’s Inc. (together with Landry’s Inc., Landry’s), entered into an asset purchase agreement (the Agreement). Pursuant to the Agreement, the Company agreed to sell the Mitchell’s Restaurants and related assets to Landry’s for $10 million. The sale of the Mitchell’s Restaurants closed on January 21, 2015. The assets sold consisted primarily of leasehold interests, leasehold improvements, restaurant equipment and furnishings, inventory, and related intangible assets, including brand names and trademarks associated with the 21 Mitchell’s Restaurants. The results of operations of the Mitchell’s Restaurants have been classified as discontinued operations in the consolidated statements of income for all periods presented. No amounts for shared general and administrative costs or interest expense were allocated to discontinued operations. Substantially all direct cash flows related to operating these restaurants were eliminated on the closing date of the sale. The Company’s continuing involvement was limited to the provision of transition services for four months with minimal impact on cash flows.

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

The Company guaranteed Landry’s lease obligations aggregating $36.6 million under nine of the Mitchell’s Restaurants’ leases. The Company did not record a financial accounting liability for the lease guarantees, because the likelihood of Landry’s defaulting on the lease agreements was deemed to be remote. Landry’s also indemnified the Company in the event of a default under any of the leases.

(3) Discontinued Operations

The Company accounts for its closed restaurants in accordance with the provisions of FASB ASC Topic 360-10, “Property, Plant and Equipment.” As of December 29, 2014, the Company adopted ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changed the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. Therefore, individual restaurants which are closed after December 28, 2014 will not be classified as discontinued operations. Prior to the Company’s adoption of ASU 2014-08, when a restaurant was closed or the restaurant was either held for sale or abandoned, the restaurant’s operations were eliminated from the ongoing operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, were reclassified. For the thirteen and twenty-six week periods ended June 26, 2016 and June 28, 2015, all restaurant sales, direct costs and expenses and income taxes attributable to restaurants classified as discontinued operations have been aggregated to a single caption entitled loss from discontinued operations, net of income taxes in the condensed consolidated statements of income for all periods presented. Loss from discontinued operations, net of income taxes is comprised of the following (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015

Revenues
Mitchell's Restaurants	$-	$-	$-	$4,343
Other Restaurants	-	-	-	-
Total revenues	-	-	-	4,343

Costs and expenses
Mitchell's Restaurants	12	217	41	5,138
Other Restaurants	67	43	236	117
Total costs and expenses	79	260	277	5,255

Loss before income taxes	(79)	(260)	(277)	(912)

Income tax benefit	(31)	(107)	(108)	(403)

Loss from discontinued operations, net of income taxes	$(48)	$(153)	$(169)	$(509)

Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our condensed consolidated statements of cash flows. We do not anticipate that the sale of the Mitchell’s Restaurants or any of our closed restaurants reported as discontinued operations will have a material impact on the Company’s cash flow during fiscal year 2016.

(4) Long-term Debt

Long-term debt consists of the following (in thousands):

	June 26,	December 27,
	2016	2015

Senior Credit Facility:
Revolving credit facility	$30,000	$-
Less current maturities	30,000	-
	$-	$-

As of June 26, 2016, the Company had $30.0 million of outstanding indebtedness under its senior credit facility with approximately $65.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. As of June 26, 2016, the weighted average interest rate on the Company’s outstanding indebtedness was 2.63%. In addition, the fees on the Company’s unused senior credit facility and outstanding letters of credit were 0.2% and 2.1%, respectively.

On February 14, 2012, the Company entered into a Second Amended and Restated Credit Agreement with Wells Fargo Bank, as administrative agent, and certain other lenders (the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement allows for loan advances plus outstanding letters of credit of up to $100 million to be outstanding at any time that the conditions for borrowings are met. The Amended and Restated Credit Agreement has a maturity date of February 14, 2017. The Company is currently negotiating with lenders to refinance its senior credit facility prior to its maturity. The Amended and Restated Credit Agreement sets the interest rates applicable to borrowings based on the Company’s actual leverage ratio, ranging (a) from 2.00% to 2.75% above the applicable LIBOR rate or (b) at the Company’s option, from 1.00% to 1.75% above the applicable base rate.

The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on the Company’s ability to enter into joint ventures, acquisitions, and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Amended and Restated Credit Agreement requires the Company to maintain a fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio of 2.50:1.00. The agreement was amended in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchase of common and preferred stock. Junior stock payments made subsequent to December 30, 2012 through the end of the agreement are limited to $100 million; $95.3 million of such payments had been made as of June 26, 2016. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default. As of June 26, 2016, the Company was in compliance with the covenants under the Amended and Restated Credit Agreement.

(5) Shareholders’ Equity

In April 2016, we announced that our Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time. The new share repurchase program replaces the previous share repurchase program announced in November 2014, which has been terminated. During the first twenty-six weeks of fiscal year 2016, 1,923,524 shares were repurchased at an aggregate cost of $31.7 million, or an average cost of $16.78 per share. Share repurchases were accounted for under the cost method and all repurchased shares were retired and cancelled. The excess of the purchase price over the par value of the shares was recorded as a reduction in additional paid-in capital.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date

Fiscal Year 2016:
February 12, 2016	$0.07	February 25, 2016	$2,350	March 10, 2016
April 28, 2016	$0.07	May 12, 2016	$2,338	May 26, 2016

Fiscal Year 2015:
February 13, 2015	$0.06	February 26, 2015	$2,082	March 12, 2015
April 21, 2015	$0.06	May 14, 2015	$2,090	May 28, 2015

Subsequent to the end of the second quarter of fiscal year 2016, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.07 per common and restricted share, or approximately $2.3 million in the aggregate based on the number of shares currently outstanding, payable on August 25, 2016 to stockholders of record as of the close of business on August 11, 2016.

Outstanding unvested restricted stock is not included in common stock outstanding amounts. Restricted stock outstanding as of June 26, 2016 aggregated 1,114,838 shares.

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as current and long-term debt as of June 26, 2016 and December 27, 2015 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

As of June 26, 2016 and December 27, 2015, the Company had no assets or liabilities measured on a recurring or nonrecurring basis subject to the disclosure requirements of “Fair Value Measurements and Disclosures,” FASB ASC Topic 820.

(7) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment. The Company does not rely on any major customers as a source of revenue. The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of June 26, 2016, (i) the Company-owned steakhouse restaurant segment included 67 Ruth’s Chris Steak House restaurants and one Ruth’s Chris Steak House restaurant operating under a management agreement and (ii) the franchise operations segment included 80 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the segments for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment.

Segment information related to the Company’s two reportable business segments follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015

Revenues:
Company-owned steakhouse restaurants	$88,032	$86,411	$184,547	$179,004
Franchise operations	4,034	4,117	8,535	8,139
Unallocated other revenue and revenue discounts, net	588	521	1,462	1,251
Total revenues	$92,654	$91,049	$194,544	$188,394

Segment profits:
Company-owned steakhouse restaurants	$19,623	$19,985	$43,771	$42,776
Franchise operations	4,034	4,117	8,535	8,139
Total segment profit	23,657	24,102	52,306	50,915

Unallocated operating income	588	521	1,462	1,251
Marketing and advertising expenses	(2,618)	(2,448)	(4,587)	(4,040)
General and administrative costs	(7,058)	(7,445)	(14,721)	(13,892)
Depreciation and amortization expenses	(3,371)	(3,187)	(6,472)	(6,106)
Pre-opening costs	(737)	(139)	(1,092)	(515)
Interest expense, net	(253)	(174)	(466)	(400)
Other income	144	16	151	31
Income from continuing operations before income tax expense	$10,352	$11,246	$26,581	$27,244

Capital expenditures:
Company-owned steakhouse restaurants	$6,965	$3,412	$12,961	$7,721
Corporate assets	356	88	508	175
Mitchell's Restaurants	-	-	-	225
Total capital expenditures	$7,321	$3,500	$13,469	$8,121

	June 26,	December 27,
	2016	2015

Total assets:
Company-owned steakhouse restaurants	$164,167	$165,353
Franchise operations	1,882	2,444
Corporate assets - unallocated	11,821	11,241
Deferred income taxes - unallocated	14,309	19,309
Mitchell's Restaurants	-	250
Total assets	$192,179	$198,597

(8) Stock-Based Employee Compensation

Under the Amended and Restated 2005 Equity Incentive Plan, at June 26, 2016, there were 225,898 shares of common stock issuable upon exercise of currently outstanding options, 1,114,838 currently outstanding unvested restricted stock awards and 1,956,670 shares available for future grants. During the first twenty-six weeks of fiscal year 2016, the Company issued 231,423 restricted stock awards to directors, officers and other employees of the Company. Of the 231,423 restricted stock awards issued during the first twenty-six weeks of fiscal year 2016, 135,631 shares will vest pro rata over three annual service periods through March 3, 2019 and 95,792 will vest upon completion of a two-year service period ending on March 3, 2018. Total stock compensation expense recognized during the first twenty-six weeks of fiscal years 2016 and 2015 was $2.7 million and $1.6 million, respectively.

(9) Income Taxes

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	26 Weeks Ended
	June 26,	June 28,
	2016	2015

Income tax expense at statutory rates	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.2%	4.5%
Federal employment tax credits	(7.0% )	(7.1% )
Other	0.7%	(0.1% )

Effective tax rate	32.9%	32.3%

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

Income taxes applicable to discontinued operations are comprised of (a) taxes calculated at the composite federal and state statutory tax rate times the pre-tax loss plus (b) the FICA tip credit benefit attributable to the restaurant sales of the Mitchell’s Restaurants. A reconciliation of the U.S. statutory tax rate to the effective tax rate applicable to discontinued operations for the first twenty-six weeks of fiscal years 2016 and 2015 follows:

	26 Weeks Ended
	June 26,	June 28,
	2016	2015

Income tax expense at statutory rates	$(97)	$(319)
Decrease in income taxes resulting from:
State income taxes, net of federal benefit	(11)	(41)
Other, primarily federal FICA tip credit net benefit	-	(42)
	$(108)	$(402)
Effective tax rate	39.1%	44.2%

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and many state jurisdictions, respectively. With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations for years before 2011.

(10) Earnings Per Share

 The following table sets forth the computation of earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended		26 Weeks Ended

	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015

Income from continuing operations	$6,956	$7,669	$17,839	$18,437
Loss from discontinued operations, net of income taxes	(48)	(153)	(169)	(509)
Net income	$6,908	$7,516	$17,670	$17,928
Shares:
Weighted average number of common shares outstanding - basic	32,138,846	34,343,691	32,382,746	34,280,024
Weighted average number of common shares outstanding - diluted	32,540,633	34,611,107	32,796,134	34,640,397

Basic earnings (loss) per common share:
Continuing operations	$0.22	$0.22	$0.55	$0.53
Discontinued operations	-	-	-	(0.01)
Basic earnings per common share	$0.22	$0.22	$0.55	$0.52

Diluted earnings (loss) per common share:
Continuing operations	$0.21	$0.22	$0.54	$0.53
Discontinued operations	-	-	-	(0.01)
Diluted earnings per common share	$0.21	$0.22	$0.54	$0.52

Diluted earnings per share for the second quarters of fiscal year 2016 and 2015 excludes stock options and restricted shares of 17,137 and 185,291, respectively, which were outstanding during the period but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for the second quarters of fiscal years 2016 and 2015 were $18.96 per share and $18.72 per share, respectively. Diluted earnings per share for the first twenty-six weeks of fiscal years 2016 and 2015 excludes stock options and restricted shares of 92,386 and 220,272, respectively, which were outstanding during the period but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for the first twenty-six weeks of fiscal years 2016 and 2015 were $19.01 per share and $18.72 per share, respectively.

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

The Company sells a considerable number of gift cards, which are issued and administered by a third party gift card issuer and service provider, consistent with common retail industry practice. The third party gift card issuer is paid a net fee for its services by the Company. The third party gift card issuer and service provider, as well as a number of other restaurant companies, retailers and gift card issuers, were named as defendants in an action filed under seal in June 2013 by William French on behalf of the State of Delaware in the Superior Court of Delaware in and for New Castle County. The complaint alleges that the Company and other defendants intentionally failed to report and remit money with respect to unused gift cards to the State of Delaware under the Delaware Escheats Law, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit such money to Delaware in violation of the Delaware False Claims and Reporting Act (DFCRA). The complaint further alleges that the amount of money that the Company should have escheated to Delaware is approximately $30 million. The complaint seeks monetary damages (including treble damages under the DFCRA), penalties, and attorneys’ fees and costs. The case was unsealed in March 2014, at which time the court also granted the State of Delaware’s motion to intervene. All parties to the case are now in the process of seeking discovery. The Company believes it is in compliance with the Delaware Escheats Law and has not violated the DFCRA. The Company has been vigorously defending the action, and intends to continue to do so.

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “targeting,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals, including with respect to new restaurant openings, and the impact of minimum wage legislation, also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; a material failure, interruption or security breach of the Company’s information technology network; repeal or reduction of the federal FICA tip credit; unexpected expenses incurred as a result of the sale of the Mitchell’s Restaurants; the Company’s ability to protect its name and logo and other proprietary information; an impairment in the financial statement carrying value of our goodwill, other intangible assets or property; the impact of litigation; the restrictions imposed by the Company’s Amended and Restated Credit Agreement; and changes in, or the discontinuation of, the Company’s quarterly cash dividend payments or share repurchase program. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2015, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have not occurred.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us”, “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries. Ruth’s Hospitality Group, Inc. is a Delaware corporation formerly known as Ruth’s Chris Steak House, Inc., and was founded in 1965.

Overview

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of June 26, 2016, there were 148 Ruth’s Chris Steak House restaurants, including 67 Company-owned restaurants, one restaurant operating under a management agreement and 80 franchisee-owned restaurants.

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

All Company-owned Ruth’s Chris Steak House restaurants are located in the United States. The franchisee-owned Ruth’s Chris Steak House restaurants include 20 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. A new Company-owned Ruth’s Chris Steak House restaurant opened in Albuquerque, NM in May 2016. A new franchisee-owned Ruth’s Chris Steak House restaurant opened in Jakarta, Indonesia in February 2016. A Company-owned Ruth’s Chris Steak House in Columbus, OH closed in February 2016.

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

	13 Weeks Ended		26 Weeks Ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015
Revenues:
Restaurant sales	94.2%	94.2%	94.2%	94.4%
Franchise income	4.3%	4.5%	4.4%	4.3%
Other operating income	1.5%	1.3%	1.4%	1.3%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	29.6%	30.5%	29.6%	30.5%
Restaurant operating expenses (percentage of restaurant sales)	48.8%	46.9%	47.2%	46.1%
Marketing and advertising	2.8%	2.7%	2.4%	2.1%
General and administrative costs	7.6%	8.2%	7.6%	7.4%
Depreciation and amortization expenses	3.6%	3.5%	3.3%	3.2%
Pre-opening costs	0.8%	0.2%	0.6%	0.3%
Total costs and expenses	88.7%	87.5%	86.2%	85.3%

Operating income	11.3%	12.5%	13.8%	14.7%

Other income (expense):
Interest expense, net	(0.3% )	(0.2% )	(0.2% )	(0.2% )
Other	0.2%	-	0.1%	-

Income from continuing operations before income tax expense	11.2%	12.3%	13.7%	14.5%

Income tax expense	3.7%	3.9%	4.5%	4.7%

Income from continuing operations	7.5%	8.4%	9.2%	9.8%

Loss from discontinued operations, net of income taxes	-	(0.2% )	(0.1% )	(0.3% )

Net income	7.5%	8.2%	9.1%	9.5%

Second Quarter Ended June 26, 2016 (13 Weeks) Compared to Second Quarter Ended June 28, 2015 (13 Weeks)

Overview. Operating income decreased by $943 thousand, or 8.3%, to $10.5 million for the second quarter of fiscal year 2016 from the second quarter of fiscal year 2015. Operating income for the second quarter of fiscal year 2016 was favorably impacted by a $1.5 million increase in restaurant sales and a $387 thousand decrease in general and administrative costs, offset by a $2.3 million increase in restaurant operating expenses and a $598 thousand increase in pre-opening costs. Income from continuing operations decreased from the second quarter of fiscal year 2016 by $713 thousand to $7.0 million. Net income for the second quarter of fiscal year 2016 decreased from the second quarter of fiscal year 2015 by $608 thousand to $6.9 million.

Segment Profits. Segment profitability information is presented in Note 7 to the financial statements. Not all operating expenses are allocated to operating segments. The Ruth’s Chris Steak House Company-owned restaurants, which are all located in the United States, are managed as an operating segment. The Ruth’s Chris concept operates within the full-service dining industry, providing similar products to similar customers. The franchise operations are reported as a separate operating segment. No costs are allocated to the franchise operations segment. Segment profits for the second quarter of fiscal year 2016 for the Company-owned steakhouse restaurant segment decreased by $362 thousand to $19.6 million from the second quarter of fiscal year 2015. The decrease was driven primarily by a $465 thousand increase in occupancy costs related to a dispute with a landlord over prior year rent charges. Franchise income in the second quarter of fiscal year 2016 decreased by $83 thousand to $4.0 million from the second quarter of fiscal year 2015.

Restaurant Sales. Restaurant sales increased by $1.5 million, or 1.7%, to $87.2 million in the second quarter of fiscal year 2016 from the second quarter of fiscal year 2015. The increase was attributable to a $1.3 million increase in Company-owned comparable sales and an $831 thousand increase in restaurant sales at new restaurants, partially offset by a $617 thousand decrease in sales from a closed restaurant. Excluding discontinued operations, total operating weeks during the second quarter of fiscal year 2016 increased to 863 from 858 in the second quarter of fiscal year 2015. Company-owned comparable restaurant sales increased 1.5%, driven by an average check increase of 3.7% partially offset by a traffic decrease of 2.1%. Both traffic and sales were negatively impacted by the shift of the Easter holiday into the first quarter of 2016 reducing sales by approximately 0.7%.

Franchise Income. Franchise income in the second quarter of fiscal year 2016 decreased $83 thousand to $4.0 million from the second quarter of fiscal year 2015, primarily due to a $200 thousand decrease in franchise opening fees, partially offset by higher royalties from an increased restaurant count in the second quarter of fiscal year 2016.

Other Operating Income. Other operating income in the second quarter of fiscal year 2016 increased by $209 thousand to $1.4 million from the second quarter of fiscal year 2015, primarily due to an increase in our share of income from a managed restaurant. Other operating income also includes gift card breakage revenue and miscellaneous restaurant income.

Food and Beverage Costs. Food and beverage costs decreased $309 thousand, or 1.2%, to $25.9 million in the second quarter of fiscal year 2016 from the second quarter of fiscal year 2015. As a percentage of restaurant sales, food and beverage costs decreased to 29.6% in the second quarter of fiscal year 2016 from 30.5% in the second quarter of fiscal year 2015. The decrease in food and beverage costs as a percentage of restaurant sales was primarily due to an increase in average check of 3.7% and a 4.9% decrease in beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $2.3 million, or 5.7%, to $42.6 million in the second quarter of fiscal year 2016 from the second quarter of fiscal year 2015. Restaurant operating expenses, as a percentage of restaurant sales, increased to 48.8% in the second quarter of fiscal year 2016 from 46.9% in the second quarter of fiscal year 2015. The increase in restaurant operating expenses as a percentage of restaurant sales was primarily due to a $465 thousand accrual for disputed rent costs and increased labor costs.

Marketing and Advertising. Marketing and advertising expenses increased $170 thousand to $2.6 million in the second quarter of fiscal year 2016 from the second quarter of fiscal year 2015. The increase in marketing and advertising expenses in the second quarter of fiscal year 2016 was primarily attributable to a planned increase in advertising spending.

General and Administrative Costs. General and administrative costs decreased $387 thousand to $7.1 million in the second quarter of fiscal year 2016 from the second quarter of fiscal year 2015. The decrease in general and administrative costs was primarily attributable to a decrease in performance and stock-based compensation.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $184 thousand to $3.4 million in the second quarter of fiscal year 2016 from the second quarter of fiscal year 2015 primarily due to depreciation on new restaurant assets placed in service within the last twelve months.

Pre-opening costs. Pre-opening costs were $737 thousand in the second quarter of fiscal year 2016 primarily due to the planned openings of four Ruth’s Chris Steak House Restaurants, including Albuquerque, NM, which opened in the second quarter of fiscal year 2016. Pre-opening costs were $139 thousand in the second quarter of fiscal year 2015 primarily due to a new Ruth’s Chris Steak House restaurant in Dallas, TX that opened in the fourth quarter of fiscal year 2015.

Interest Expense. Interest expense increased $79 thousand to $253 thousand in the second quarter of fiscal year 2016 from the second quarter of fiscal year 2015 due to a higher average debt balance during the second quarter of fiscal year 2016.

Other Income. Other income increased $128 thousand to $144 thousand in the second quarter of fiscal year 2016 from the second quarter of fiscal year 2015 due to a gain on the sale of a closed restaurant facility recognized during the second quarter of fiscal year 2016.

Income Tax Expense. During the second quarter of fiscal year 2016, we recognized income tax expense of $3.4 million. During the second quarter of fiscal year 2015, we recognized income tax expense of $3.6 million. The effective tax rate, including the impact of discrete items, increased to 32.8% for the second quarter of fiscal year 2016 compared to 31.8% for the second quarter of fiscal year 2015. The effective tax rate increased in the second quarter of fiscal year 2016 primarily due to the unfavorable tax impact of equity compensation. Fiscal year 2016 discrete items and other unexpected changes impacting annual tax expense may cause the effective tax rate for fiscal year 2016 to differ from the effective tax rate for the second quarter 2016.

Income from Continuing Operations. Income from continuing operations of $7.0 million in the second quarter of fiscal year 2016 decreased by $713 thousand compared to the second quarter of fiscal year 2015 due to the factors noted above.

Loss from Discontinued Operations, net of income taxes. Loss from discontinued operation, net of income taxes, for the second quarter of fiscal year 2016 was $48 thousand compared to $153 thousand during the second quarter of fiscal year 2015. The loss in the second quarter of fiscal year 2016 was primarily attributable to the occupancy costs from a closed Ruth’s Chris Steak House restaurant. The loss in the second quarter of fiscal year 2015 was primarily attributable to the sale of the Mitchell’s Restaurants.

Net Income. Net income was $6.9 million in the second quarter of fiscal year 2016 and decreased by $608 thousand compared to $7.5 million in the second quarter of fiscal year 2015. The decrease was largely attributable to the factors noted above.

Twenty-six Weeks Ended June 26, 2016 Compared to Twenty-six Weeks Ended June 28, 2015

Overview. Operating income decreased $717 thousand, or 2.6%, to $26.9 million for the first twenty-six weeks of fiscal year 2016 from the first twenty-six weeks of fiscal year 2015. Operating income for the first twenty-six weeks of fiscal year 2016 was impacted by a $5.3 million increase in restaurant sales, offset by a $4.5 million increase in restaurant operating expenses, a $829 thousand increase in general and administrative costs, a $577 thousand increase in pre-opening costs and a $547 thousand increase in marketing and advertising costs. Income from continuing operations decreased from the first twenty-six weeks of fiscal year 2015 by $598 thousand to $17.8 million. Net income for the first twenty-six weeks of fiscal year 2016 decreased from the first twenty-six weeks of fiscal year 2015 by $258 thousand to $17.7 million.

Segment Profits. Segment profits for the first twenty-six weeks of fiscal year 2016 for the Company-owned steakhouse restaurant segment increased by $995 thousand to $43.8 million from the first twenty-six weeks of fiscal year 2015. The increase was driven by a $5.5 million increase in revenues, which exceeded the increase in segment operating expenses. Franchise income increased $396 thousand in the first twenty-six weeks of fiscal year 2016.

Restaurant Sales. Restaurant sales increased by $5.4 million, or 3.0%, to $183.2 million in the first twenty-six weeks of fiscal year 2016 from the first twenty-six weeks of fiscal year 2015. The increase was attributable to a $4.1 million increase in Company-owned comparable restaurant sales, a $2.0 million increase in restaurant sales at new restaurants, partially offset by a $708 thousand decrease in sales from a closed restaurant. Excluding discontinued operations, total operating weeks during the first twenty-six weeks of fiscal year 2016 increased to 1,728 from 1,710 in the first twenty-six weeks of fiscal year 2015. Company-owned comparable restaurant sales increased 2.3%, driven by an average check increase of 2.9% partially offset by a traffic decrease of 0.5%.

Franchise Income. Franchise income in the first twenty-six weeks of fiscal year 2016 increased $396 thousand compared to the first twenty-six weeks of fiscal year 2015 due to higher royalties from an increased restaurant count in the first twenty-six weeks of fiscal year 2016.

Other Operating Income. Other operating income in the first twenty-six weeks of fiscal year 2016 increased $409 thousand compared to the first twenty-six weeks of fiscal year 2015. Approximately $211 thousand of the increase was due to gift card breakage revenue and $156 thousand of the increase was from our share of income from a managed restaurant.

Food and Beverage Costs. Food and beverage costs were relatively unchanged in the first twenty-six weeks of fiscal year 2016 from the first twenty-six weeks of fiscal year 2015. As a percentage of restaurant sales, food and beverage costs decreased to 29.6% in the first twenty-six weeks of fiscal year 2016 from 30.5% in the first twenty-six weeks of fiscal year 2015. The decrease in food and beverage costs as a percentage of restaurant sales was primarily due to a 2.9% increase in average check and a 4.7% decrease in beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $4.5 million, or 5.5%, to $86.5 million in the first twenty-six weeks of fiscal year 2016 from the first twenty-six weeks of fiscal year 2015. Restaurant operating expenses, as a percentage of restaurant sales, increased to 47.2% in the first twenty-six weeks of fiscal year 2016 from 46.1% in the first twenty-six weeks of fiscal year 2015. The increase in restaurant operating expenses as a percentage of restaurant sales was attributable to a $2.5 million increase in restaurant labor costs and a $1.3 million increase in occupancy costs, including a $465 thousand accrual for prior year disputed rent costs.

Marketing and Advertising. Marketing and advertising expenses increased $547 thousand to $4.6 million in the first twenty-six weeks of fiscal year 2016 from the first twenty-six weeks of fiscal year 2015. The increase in marketing and advertising expenses in the first twenty-six weeks of fiscal 2016 was primarily attributable to a planned increase in advertising spending.

General and Administrative Costs. General and administrative costs increased $829 thousand to $14.7 million in the first twenty-six weeks of fiscal year 2016 from the first twenty-six weeks of fiscal year 2015. The increase in general and administrative costs was primarily attributable to a $461 thousand increase in professional fees and a $271 increase in compensation expense.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $366 thousand to $6.5 million in the first twenty-six weeks of fiscal year 2016 from the first twenty-six weeks of fiscal year 2015 primarily due to depreciation on new restaurant assets placed in service within the last twelve months.

Pre-opening costs. Pre-opening costs were $1.1 million in the first twenty-six weeks of fiscal year 2016 due to expenses incurred related to the anticipated opening of four new Company-owned restaurants, including the new location in Albuquerque, NM, which opened in May 2016. Pre-opening costs were $515 thousand in the first twenty-six weeks of fiscal year 2015 primarily due to the opening of the St. Petersburg, FL Ruth’s Chris Steak House restaurant in February 2015.

Interest Expense. Interest expense relatively unchanged in the first twenty-six weeks of fiscal year 2016 from the first twenty-six weeks of fiscal year 2015.

Other Income. Other income increased $120 thousand to $151 thousand in the second quarter of fiscal year 2016 from the second quarter of fiscal year 2015 due to a gain on the sale of a closed restaurant facility recognized during the second quarter of fiscal year 2016.

Income Tax Expense. During the first twenty-six weeks of fiscal year 2016, we recognized income tax expense of $8.7 million. During the first twenty-six weeks of fiscal year 2015, we recognized income tax expense of $8.8 million. The effective tax rate, including the impact of discrete items, increased to 32.9% for the first twenty-six weeks of fiscal year 2016 compared to 32.3% for the first twenty-six weeks of fiscal year 2015. The effective tax rate increased primarily due to the unfavorable tax impact of equity compensation. Fiscal year 2016 discrete items and other unexpected changes impacting annual tax expense may cause the effective tax rate for fiscal year 2016 to differ from the effective tax rate for the first twenty-six weeks of fiscal year 2016.

Income from Continuing Operations. Income from continuing operations of $17.8 million in the first twenty-six weeks of fiscal year 2016 decreased by $598 thousand compared to the first twenty-six weeks of fiscal year 2015 due to the factors noted above.

Loss from Discontinued Operations, net of income taxes. Loss from discontinued operation, net of income taxes, for the first twenty-six weeks of fiscal year 2016 was $169 thousand compared to $509 thousand during the first twenty-six weeks of fiscal year 2015. The loss for the first twenty-six weeks of fiscal year 2016 was primarily attributable to the occupancy costs from a closed Ruth’s Chris Steak House restaurant. The loss for the first twenty-six weeks of fiscal year 2015 was primarily attributable to the sale of the Mitchell’s Restaurants.

Net Income. Net income was $17.7 million in the first twenty-six weeks of fiscal year 2016 and decreased by $258 thousand compared to $17.9 million in the first twenty-six weeks of fiscal year 2015. The increase was largely attributable to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal sources of cash during the first twenty-six weeks of fiscal year 2016 were net cash provided by operating activities and borrowings under our $100 million senior credit facility. Our principal uses of cash during the first twenty-six weeks of fiscal year 2016 were for capital expenditures, principal repayments under our $100 million senior credit facility, common stock repurchases and dividend payments.

Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our condensed consolidated statements of cash flows. We do not anticipate that any of our closed restaurants reported in discontinued operations will have a material impact on the Company’s cash flow during fiscal year 2016. The receipt of $10 million cash for the sale of the Mitchell’s Restaurants and related assets during the first quarter of fiscal year 2015 was the only material impact on the Company’s cash flow during fiscal year 2015 related to the sale of the Mitchell’s Restaurants or any of our closed restaurants reported in discontinued operations.

In April 2016, we announced that our Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time. The new share repurchase program replaces the previous share repurchase program announced in November 2014, which has been terminated. During the first twenty-six weeks of fiscal year 2016, we repurchased 1,923,524 shares at an aggregate cost of $31.7 million or an average cost of $16.78 per share. All repurchased shares were retired and cancelled. As of June 26, 2016, $40.0 million remained available for future purchases under the new program. Our ability to make future stock purchases under the new program is currently limited by our senior credit agreement. Under our senior credit agreement, we are limited to $100 million of junior stock payments, which includes cash dividends and repurchases of common stock. As of June 26, 2016, $95.3 million of such payments had been made, and, as a result, as of June 26, 2016, we had $4.7 million of capacity under this limitation for both quarterly cash dividends and stock repurchases. On July 29, 2016 we declared a common stock dividend of $2.3 million in the aggregate, to be paid on August 25, 2016, after which we will have approximately $2.4 million of capacity under this limitation for future cash dividends and stock repurchases. We intend to reset the limit applicable to junior stock payments when we refinance the senior credit agreement prior to its maturity in February 2017.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. We paid a quarterly cash dividend of $0.07 per share, or $2.3 million in the aggregate, during the first and second quarters of fiscal year 2016. On July 29, 2016, we announced that our Board of Directors declared a quarterly cash dividend of $0.07 per share, or approximately $2.3 million in the aggregate, to be paid on August 25, 2016 to common and restricted stockholders of record as of the close of business on August 11, 2016. Future dividends will be subject to the approval of our Board of Directors.

We have increased borrowing under our senior credit facility by $30.0 million since the end of fiscal year 2015. As of June 26, 2016, we had $30.0 million of outstanding indebtedness under our senior credit facility with approximately $65.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. As of June 26, 2016, the weighted average interest rate on our outstanding indebtedness was 2.63%. In addition, the fees on our unused senior credit facility and outstanding letters of credit were 0.2% and 2.1%, respectively.

We amended our senior credit agreement in May 2013 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchases of common and preferred stock. As a result of the amendment, we are permitted to make up to $100 million in junior stock payments subsequent to December 30, 2012 through the end of the agreement; $95.3 million of such payments had been made as of June 26, 2016. As of June 26, 2016, we were in compliance with all the covenants under our senior credit facility.

We believe that our cash flow from operations coupled with our borrowing capacity under our senior credit facility should provide us with adequate liquidity for the next 12 months. We anticipate capital expenditures for fiscal year 2016 will total approximately $28.0 million to $30.0 million.

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	26 Weeks Ended
	June 26,	June 28,
	2016	2015
Net cash provided by (used in):
Operating activities	$20,499	$21,727
Investing activities	(12,667)	1,879
Financing activities	(7,374)	(22,777)
Net increase in cash and cash equivalents	$458	$829

Operating Activities. Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising and general and administrative costs. Operating activities provided cash flow during the first twenty-six weeks of both fiscal years 2016 and 2015 primarily because operating revenues exceeded cash-based expenses.

Investing Activities. Cash used in investing activities aggregated $12.7 million in the first twenty-six weeks of fiscal year 2016 compared with $1.9 million cash provided in the first twenty-six weeks of fiscal year 2015 primarily due to receipt of $10 million from the sale of the Mitchell’s Restaurants and related assets. Investing cash outflows during the first twenty-six weeks of both fiscal years 2016 and 2015 pertained primarily to capital expenditure projects. Cash used in investing projects during the first twenty-six weeks of fiscal year 2016 pertained to $4.9 million for restaurant remodel projects and $6.6 million for new restaurants. Cash used in investing activities during the first twenty-six weeks of fiscal year 2015 pertained to $3.9 million for restaurant remodel projects and $3.4 million for leasehold improvements at a new Ruth’s Chris Steak House restaurant.

Financing Activities. Financing activities used cash during the first twenty-six weeks of both fiscal years 2016 and 2015. During the first twenty-six weeks of fiscal year 2016, we: increased the debt outstanding under our senior credit facility by $30.0 million; used $31.7 million to repurchase common stock; paid $1.5 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options; and paid dividends of $4.7 million. We paid $1.5 million in taxes in connection with the vesting of restricted stock and the exercise of stock options because some recipients elected to satisfy their individual minimum tax withholding obligations by having us withhold a number of vested shares of restricted stock and/or a number of shares otherwise issuable pursuant to stock options. During the first twenty-six weeks of fiscal year 2015, we: reduced the debt outstanding under our senior credit facility by $13.0 million; used $5.3 million to repurchase common stock; paid $1.1 million in taxes related to stock based compensation; and paid dividends of $4.2 million.

Off-Balance Sheet Arrangements

As of June 26, 2016, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 27, 2015 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first twenty-six weeks of fiscal year 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At June 26, 2016, the Company had $30.0 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Ceteris paribus, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2016 of approximately $300 thousand.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first twenty-six weeks of fiscal years 2016 and 2015, franchise income attributable to international locations was approximately $1.4 million and $1.5 million, respectively.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices, which in the past have been volatile and have impacted the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. As of June 26, 2016, the Company has entered into negotiated set pricing for approximately 50% of its beef requirements for the remainder of fiscal year 2016. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. Ceteris paribus, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $1.0 million to $1.5 million for the remainder of fiscal year 2016.

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

Effects of Healthcare Inflation

The Company is exposed to market price fluctuations related to the cost of providing healthcare to its employees. Claim trends are predicted to outpace inflation throughout the upcoming year. Pharmacy costs are also rising in excess of general and medical cost inflation. If prices increase, or the Company experiences significantly more claims, operating margin could be materially adversely affected. Ceteris paribus, a hypothetical 10% fluctuation in healthcare costs would have an approximate impact on pre-tax earnings of approximately $500 thousand for the remainder of 2016.

Effects of Inflation

The Company believes that general inflation, excluding increases in food, employee wages and employee health plan costs, has not had a material impact on its results of operations in recent years. Additionally, increases in statutory minimum wage rates may increase our operating costs. During 2016 and 2015, governmental entities acted to increase minimum wage rates in several states where Company-owned restaurants are located. The increased minimum wage rates are expected to increase employee compensation and related taxes by approximately $1.4 million in fiscal year 2016 compared to fiscal year 2015. Also, the U.S. government may consider legislation to increase the federal minimum wage rate, which, if enacted, would further increase employee compensation and related taxes.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 26, 2016. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 26, 2016 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended June 26, 2016, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company sells a considerable number of gift cards, which are issued and administered by a third party gift card issuer and service provider, consistent with common retail industry practice. The third party gift card issuer is paid a net fee for its services by the Company. The third party gift card issuer and service provider, as well as a number of other restaurant companies, retailers and gift card issuers, were named as defendants in an action filed under seal in June 2013 by William French on behalf of the State of Delaware in the Superior Court of Delaware in and for New Castle County. The complaint alleges that the Company and other defendants intentionally failed to report and remit money with respect to unused gift cards to the State of Delaware under the Delaware Escheats Law, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit such money to Delaware in violation of the Delaware False Claims and Reporting Act (DFCRA). The complaint further alleges that the amount of money that the Company should have escheated to Delaware is approximately $30 million. The complaint seeks monetary damages (including treble damages under the DFCRA), penalties, and attorneys’ fees and costs. The case was unsealed in March 2014, at which time the court also granted the State of Delaware’s motion to intervene. All parties to the case are now in the process of seeking discovery. The Company believes it is in compliance with the Delaware Escheats Law and has not violated the DFCRA. The Company has been vigorously defending the action, and intends to continue to do so.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2015. The impact of circumstances and events described in such risk factors could result in significant adverse effects on our financial position, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the fiscal quarter ended June 26, 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value that May Yet be Purchased under the Program – Amounts in thousands

March 28, 2016 to May 1, 2016	—	—	—	$60,000
May 2, 2016 to May 29, 2016	958,327	$16.80	958,327	$43,897
May 30, 2016 to June 26, 2016	233,554	$16.68	233,554	$40,000
Totals for the fiscal quarter	1,191,881	$16.78	1,191,881	$40,000

On April 28, 2016, the Company announced that its Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors. The new share repurchase program replaced the Company’s previous share repurchase program announced in November 2014, which was terminated. The previous share repurchase program had permitted the repurchase of up to $50 million of outstanding common stock, of which approximately $9.5 million remained unused upon its termination. The new share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and has no termination date. The Company intends to conduct any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. During the fiscal quarter ended June 26, 2016, 1,191,881 shares were repurchased via open market transactions at an aggregate cash cost of $20.0 million. During the fiscal quarter ended June 28, 2015, 143,092 shares were repurchased via open market transactions at an aggregate cash cost of $2.3 million. The repurchased shares were cancelled. As of June 26, 2016, $40.0 million remained available for further purchases under the new program. The Company’s ability to make future stock purchases under the new program is currently limited by our senior credit agreement. Under our senior credit agreement, we are limited to $100 million of junior stock payments, which includes cash dividends and repurchases of common stock. As of June 26, 2016, $95.3 million of such payments had been made, and, as a result, as of June 26, 2016, we had $4.7 million of capacity under this limitation for both quarterly cash dividends and stock repurchases. On July 29, 2016 the Company declared a common stock dividend of $2.3 million in the aggregate, to be paid on August 25, 2016, after which we will have approximately $2.4 million of capacity under this limitation for future cash dividends and stock repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1   Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report filed on May 26, 2016).

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
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ARNE G. HAAK
Arne G. Haak
Executive Vice President and Chief Financial Officer of Ruth’s Hospitality
Group, Inc. (Principal Financial Officer)

Date: July 29, 2016