Form 10-Q
period 2016-09-25
Ruths Hospitality Group, Inc.
filed 2016-10-28
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2016

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

The number of shares outstanding of the registrant’s common stock as of October 26, 2016 was 31,888,363, which includes 1,249,169 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	September 25,	December 27,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$3,954	$3,095
Accounts receivable, less allowance for doubtful accounts 2016 - $733; 2015 - $732	8,738	18,501
Inventory	7,138	7,479
Assets held for sale	-	250
Prepaid expenses and other	3,272	1,259

Total current assets	23,102	30,584

Property and equipment, net of accumulated depreciation 2016 - $132,033; 2015 - $125,362	95,874	87,984
Goodwill	24,293	24,293
Franchise rights	32,200	32,200
Other intangibles, net of accumulated amortization 2016 - $1,157; 2015 - $1,090	2,917	3,011
Deferred income taxes	13,244	19,309
Other assets	703	1,216

Total assets	$192,333	$198,597

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$7,556	$10,018
Accrued payroll	11,544	17,064
Accrued expenses	6,595	9,280
Deferred revenue	23,466	35,202
Current portion of long-term debt	38,000	-
Other current liabilities	6,109	6,308

Total current liabilities	93,270	77,872

Long-term debt	-	-
Deferred rent	21,253	20,275
Other liabilities	2,370	2,548

Total liabilities	116,893	100,695
Commitments and contingencies (Note 11)	-	-
Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 30,881,668 shares issued and outstanding at September 25, 2016; 33,145,687 shares issued and outstanding at December 27, 2015	309	331
Additional paid-in capital	98,679	135,403
Accumulated deficit	(23,548)	(37,832)
Treasury stock, at cost; 71,950 shares at September 25, 2016 and December 27, 2015	-	-

Total shareholders' equity	75,440	97,902

Total liabilities and shareholders' equity	$192,333	$198,597

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended		39 Weeks Ended
	September 25,	September 27,	September 25,	September 27,
	2016	2015	2016	2015

Revenues:
Restaurant sales	$78,760	$75,249	$261,941	$253,085
Franchise income	3,928	3,965	12,463	12,103
Other operating income	1,086	1,078	3,914	3,497

Total revenues	83,774	80,292	278,318	268,685

Costs and expenses:
Food and beverage costs	23,723	23,709	78,022	77,971
Restaurant operating expenses	40,549	39,321	127,026	121,286
Marketing and advertising	2,546	2,312	7,134	6,352
General and administrative costs	7,346	7,442	22,068	21,334
Depreciation and amortization expenses	3,435	3,241	9,907	9,347
Pre-opening costs	574	112	1,665	627

Total costs and expenses	78,173	76,137	245,822	236,917

Operating income	5,601	4,155	32,496	31,768

Other income (expense):
Interest expense, net	(333)	(188)	(799)	(588)
Other	(92)	9	60	40

Income from continuing operations before income tax expense	5,176	3,976	31,757	31,220
Income tax expense	1,668	1,338	10,410	10,145

Income from continuing operations	3,508	2,638	21,347	21,075
Income (loss) from discontinued operations, net of income taxes	75	(73)	(94)	(582)

Net income	$3,583	$2,565	$21,253	$20,493

Basic earnings (loss) per common share:
Continuing operations	$0.11	$0.08	$0.67	$0.62
Discontinued operations	-	-	-	(0.02)
Basic earnings per share	$0.11	$0.08	$0.67	$0.60

Diluted earnings (loss) per common share:
Continuing operations	$0.11	$0.08	$0.66	$0.61
Discontinued operations	-	-	-	(0.02)
Diluted earnings per share	$0.11	$0.08	$0.66	$0.59

Shares used in computing net income (loss) per common share:
Basic	31,305,952	33,989,364	32,023,814	34,183,137
Diluted	31,737,036	34,338,440	32,437,142	34,537,553

Cash dividends declared per common share	$0.07	$0.06	$0.21	$0.18

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

for the Thirty-nine Weeks ended September 25, 2016 and September 27, 2015

(Amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Shareholders'
	Shares	Value	Capital	Deficit	Shares	Value	Equity

Balance at December 27, 2015	33,146	$331	$135,403	$(37,832)	72	$-	$97,902

Net income	-	-	-	21,253	-	-	21,253

Cash dividends	-	-	-	(6,969)	-	-	(6,969)

Repurchase of common stock	(2,477)	(25)	(39,948)	-	-	-	(39,973)

Shares issued under stock compensation plan net of shares withheld for tax effects	213	3	(1,430)	-	-	-	(1,427)

Excess tax benefit from stock based compensation	-	-	395	-	-	-	395

Stock-based compensation	-	-	4,259	-	-	-	4,259
Balance at September 25, 2016	30,882	$309	$98,679	$(23,548)	72	$-	$75,440

Balance at December 28, 2014	34,334	$343	$155,455	$(59,487)	72	$-	$96,311

Net income	-	-	-	20,493	-	-	20,493

Cash dividends	-	-	-	(6,280)	-	-	(6,280)

Repurchase of common stock	(752)	(7)	(11,674)	-	-	-	(11,681)

Shares issued under stock compensation plan net of shares withheld for tax effects	293	3	(1,165)	-	-	-	(1,162)

Excess tax benefit from stock based compensation	-	-	703	-	-	-	703

Stock-based compensation	-	-	2,833	-	-	-	2,833
Balance at September 27, 2015	33,874	$339	$146,152	$(45,274)	72	$-	$101,217

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	39 Weeks Ended
	September 25,	September 27,
	2016	2015
Cash flows from operating activities:
Net income	$21,253	$20,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,907	9,347
Deferred income taxes	6,065	11,289
Non-cash interest expense	315	315
Gain on the disposal of property and equipment, net	(128)	-
Stock-based compensation expense	4,259	2,833
Changes in operating assets and liabilities:
Accounts receivable	9,793	6,896
Inventories	341	141
Prepaid expenses and other	(2,012)	(521)
Other assets	198	90
Accounts payable and accrued expenses	(10,731)	(9,912)
Deferred revenue	(11,736)	(10,751)
Deferred rent	978	355
Other liabilities	623	(1,070)

Net cash provided by operating activities	29,125	29,505

Cash flows from investing activities:
Acquisition of property and equipment	(19,094)	(14,594)
Proceeds from sale of property and equipment	802	-
Proceeds from sale of Mitchell's Restaurants	-	10,000

Net cash used in investing activities	(18,292)	(4,594)

Cash flows from financing activities:
Principal borrowings on long-term debt	47,000	26,000
Principal repayments on long-term debt	(9,000)	(34,000)
Repurchase of common stock	(39,973)	(11,681)
Tax payments from the vesting of restricted stock and option exercises	(1,503)	(1,392)
Excess tax benefits from stock compensation	395	703
Proceeds from exercise of stock options	76	230
Cash dividend payments	(6,969)	(6,280)

Net cash used in financing activities	(9,974)	(26,420)

Net increase (decrease) in cash and cash equivalents	859	(1,509)
Cash and cash equivalents at beginning of period	3,095	4,301

Cash and cash equivalents at end of period	$3,954	$2,792

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$461	$276
Income taxes	$2,223	$114

Noncash investing and financing activities:
Accrual-based acquisition of property and equipment	$389	$861

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the Company) as of September 25, 2016 and December 27, 2015 and for the thirteen and thirty-nine week periods ended September 25, 2016 and September 27, 2015 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The condensed consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of September 25, 2016, there were 149 Ruth’s Chris Steak House restaurants, including 68 Company-owned restaurants, one restaurant operating under a management agreement and 80 franchisee-owned restaurants, including 20 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. All Company-owned restaurants are located in the United States. New Company-owned Ruth’s Chris Steak House restaurants opened in El Paso, TX in August 2016 and in Albuquerque, NM in May 2016 and a new franchisee-owned Ruth’s Chris Steak House restaurant opened in Jakarta, Indonesia in February 2016. Subsequent to September 25, 2016, new franchisee-owned Ruth’s Chris Steak House restaurants opened in Odenton, MD and Greenville, SC. A Company-owned Ruth’s Chris Steak House in Columbus, OH closed in February 2016.

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

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended September 25, 2016 and September 27, 2015 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2015.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended September 25, 2016 and September 27, 2015 each contained thirteen weeks and are referred to herein as the third quarter of fiscal year 2016 and the third quarter of fiscal year 2015, respectively. Fiscal years 2016 and 2015 are both 52-week years.

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

Recent Accounting Pronouncements for Future Application

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” (Topic 606), as amended by multiple standards updates. The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. The new standard is effective for interim and annual periods in fiscal years beginning after December 15, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2019 using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the effect of the standard on its ongoing financial reporting but expects that the adoption of ASU 2016-02 will result in an increase to its long-term assets and liabilities on the condensed consolidated balance sheet.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718).” This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2017. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. We will adopt the new standard in the first quarter of fiscal year 2017. We anticipate that the primary impact to our financial statements will be the recognition of excess tax benefits and deficiencies as income tax benefits or expense on our income statement in the period they are deducted on the income tax return. In addition, the cash flows related to excess tax benefits and deficiencies will be recorded as an operating activity on our statement of cash flows.

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

Under the terms of the Agreement, Landry’s assumed the Mitchell’s Restaurants’ facility lease obligations and the Company reimbursed Landry’s for gift cards that were sold prior to the closing date and were used at the Mitchell’s Restaurants during the eighteen months following the closing date. In the Agreement, the Company and Landry’s made customary representations and warranties and agreed to customary covenants relating to the sale of the Mitchell’s Restaurants. The Company and Landry’s agreed to indemnify each other for losses arising from certain breaches of the Agreement and for certain other liabilities.

The Company guaranteed Landry’s lease obligations aggregating $36.0 million under nine of the Mitchell’s Restaurants’ leases. The Company did not record a financial accounting liability for the lease guarantees, because the likelihood of Landry’s defaulting on the lease agreements was deemed to be remote. Landry’s also indemnified the Company in the event of a default under any of the leases.

(3) Discontinued Operations

The Company accounts for its closed restaurants in accordance with the provisions of FASB ASC Topic 360-10, “Property, Plant and Equipment.” As of December 29, 2014, the Company adopted ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changed the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. Therefore, individual restaurants which are closed after December 28, 2014 will not be classified as discontinued operations. Prior to the Company’s adoption of ASU 2014-08, when a restaurant was closed or the restaurant was either held for sale or abandoned, the restaurant’s operations were eliminated from the ongoing operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, were reclassified. For the thirteen and thirty-nine week periods ended September 25, 2016 and September 27, 2015, all restaurant sales, direct costs and expenses and income taxes attributable to restaurants classified as discontinued operations have been aggregated to a single caption entitled income (loss) from discontinued operations, net of income taxes in the condensed consolidated statements of income for all periods presented. Income (loss) from discontinued operations, net of income taxes is comprised of the following (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 25,	September 27,	September 25,	September 27,
	2016	2015	2016	2015

Revenues
Mitchell's Restaurants	$-	$-	$-	$4,343
Other Restaurants	-	-	-	(3)
Total revenues	-	-	-	4,340

Costs and expenses
Mitchell's Restaurants	(448)	90	(408)	5,227
Other Restaurants	325	34	562	148
Total costs and expenses	(123)	124	154	5,375

Income (loss) before income taxes	123	(124)	(154)	(1,035)

Income tax expense (benefit)	48	(51)	(60)	(453)

Income (loss) from discontinued operations, net of income taxes	$75	$(73)	$(94)	$(582)

Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our condensed consolidated statements of cash flows. The income in the third quarter of fiscal year 2016 was primarily attributable to a $466 thousand benefit from the extinguishment of a liability related to Mitchell’s Restaurant gift cards. The Other Restaurant expense is primarily attributable to occupancy costs of $335 thousand from a closed Ruth’s Chris Steak House restaurant. We do not anticipate that the sale of the Mitchell’s Restaurants or any of our closed restaurants reported as discontinued operations will have a material impact on the Company’s cash flow during fiscal year 2016.

(4) Long-term Debt

Long-term debt consists of the following (in thousands):

	September 25,	December 27,
	2016	2015

Senior Credit Facility:
Revolving credit facility	$38,000	$-
Less current maturities	38,000	-
	$-	$-

As of September 25, 2016, the Company had $38.0 million of outstanding indebtedness under its senior credit facility with approximately $57.9 million of borrowings available, net of outstanding letters of credit of approximately $4.1 million. As of September 25, 2016, the weighted average interest rate on the Company’s outstanding indebtedness was 2.66%. In addition, the fees on the Company’s unused senior credit facility and outstanding letters of credit were 0.2% and 2.1%, respectively.

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

The Amended and Restated Credit Agreement contains customary covenants and restrictions, including, but not limited to: (1) prohibitions on incurring additional indebtedness and from guaranteeing obligations of others; (2) prohibitions on creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (3) limitations on the Company’s ability to enter into joint ventures, acquisitions, and other investments; (4) prohibitions on directly or indirectly creating or becoming liable with respect to certain contingent liabilities; and (5) restrictions on directly or indirectly declaring, ordering, paying, or making any restricted junior payments. The Amended and Restated Credit Agreement requires the Company to maintain a fixed charge coverage ratio of 1.25:1.00 and the maximum leverage ratio of 2.50:1.00. The agreement was amended in September 2016 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchase of common and preferred stock. Under the amended agreement, junior stock payments made subsequent to December 30, 2012 through the end of the agreement are limited to $140 million; $105.9 million of such payments had been made as of September 25, 2016. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by each of its existing and future subsidiaries and are secured by substantially all of its assets and a pledge of the capital stock of its subsidiaries. The Amended and Restated Credit Agreement includes customary events of default. As of September 25, 2016, the Company was in compliance with the covenants under the Amended and Restated Credit Agreement.

(5) Shareholders’ Equity

In April 2016, we announced that our Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time. The new share repurchase program replaces the previous share repurchase program announced in November 2014, which has been terminated. During the first thirty-nine weeks of fiscal year 2016, 2,476,865 shares were repurchased at an aggregate cost of $40.0 million, or an average cost of $16.14 per share. Share repurchases were accounted for under the cost method and all repurchased shares were retired and cancelled. The excess of the purchase price over the par value of the shares was recorded as a reduction in additional paid-in capital.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date

Fiscal Year 2016:
February 12, 2016	$0.07	February 25, 2016	$2,350	March 10, 2016
April 28, 2016	$0.07	May 12, 2016	$2,338	May 26, 2016
July 29, 2016	$0.07	August 11, 2016	$2,282	August 25, 2016

Fiscal Year 2015:
February 13, 2015	$0.06	February 26, 2015	$2,082	March 12, 2015
April 21, 2015	$0.06	May 14, 2015	$2,090	May 28, 2015
July 22, 2015	$0.06	August 13, 2015	$2,108	August 27, 2015

Subsequent to the end of the third quarter of fiscal year 2016, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.07 per common and restricted share, or approximately $2.2 million in the aggregate based on the number of shares currently outstanding, payable on November 23, 2016 to stockholders of record as of the close of business on November 10, 2016.

Outstanding unvested restricted stock is not included in common stock outstanding amounts. Restricted stock outstanding as of September 25, 2016 aggregated 1,249,169 shares.

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as current and long-term debt as of September 25, 2016 and December 27, 2015 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

As of September 25, 2016 and December 27, 2015, the Company had no assets or liabilities measured on a recurring or nonrecurring basis subject to the disclosure requirements of “Fair Value Measurements and Disclosures,” FASB ASC Topic 820.

(7) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment. The Company does not rely on any major customers as a source of revenue. The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of September 25, 2016, (i) the Company-owned steakhouse restaurant segment included 68 Ruth’s Chris Steak House restaurants and one Ruth’s Chris Steak House restaurant operating under a management agreement and (ii) the franchise operations segment included 80 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the segments for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment.

Segment information related to the Company’s two reportable business segments follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 25,	September 27,	September 25,	September 27,
	2016	2015	2016	2015

Revenues:
Company-owned steakhouse restaurants	$79,360	$75,815	$263,907	$254,819
Franchise operations	3,928	3,965	12,463	12,103
Unallocated other revenue and revenue discounts, net	486	512	1,948	1,763
Total revenues	$83,774	$80,292	$278,318	$268,685

Segment profits:
Company-owned steakhouse restaurants	$15,088	$12,785	$58,859	$55,562
Franchise operations	3,928	3,965	12,463	12,103
Total segment profit	19,016	16,750	71,322	67,665

Unallocated operating income	486	512	1,948	1,763
Marketing and advertising expenses	(2,546)	(2,312)	(7,134)	(6,352)
General and administrative costs	(7,346)	(7,442)	(22,068)	(21,334)
Depreciation and amortization expenses	(3,435)	(3,241)	(9,907)	(9,347)
Pre-opening costs	(574)	(112)	(1,665)	(627)
Interest expense, net	(333)	(188)	(799)	(588)
Other income	(92)	9	60	40
Income from continuing operations before income tax expense	$5,176	$3,976	$31,757	$31,220

Capital expenditures:
Company-owned steakhouse restaurants	$5,238	$6,376	$18,351	$13,646
Corporate assets	387	97	743	723
Mitchell's Restaurants	-	-	-	225
Total capital expenditures	$5,625	$6,473	$19,094	$14,594

	September 25,	December 27,
	2016	2015

Total assets:
Company-owned steakhouse restaurants	$168,661	$165,353
Franchise operations	1,954	2,444
Corporate assets - unallocated	8,474	11,241
Deferred income taxes - unallocated	13,244	19,309
Mitchell's Restaurants	-	250
Total assets	$192,333	$198,597

(8) Stock-Based Employee Compensation

Under the Amended and Restated 2005 Equity Incentive Plan, at September 25, 2016, there were 162,303 shares of common stock issuable upon exercise of currently outstanding options, 1,249,169 currently outstanding unvested restricted stock awards and 1,876,196 shares available for future grants. During the first thirty-nine weeks of fiscal year 2016, the Company issued 376,423 restricted stock awards to directors, officers and other employees of the Company. Of the 376,423 restricted stock awards issued during the first thirty-nine weeks of fiscal year 2016, 45,211 shares will vest in fiscal year 2017, 191,002 shares will vest in fiscal year 2018 and 140,210 shares will vest in fiscal year 2019. Total stock compensation expense recognized during the first thirty-nine weeks of fiscal years 2016 and 2015 was $4.3 million and $2.8 million, respectively.

(9) Income Taxes

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	39 Weeks Ended
	September 25,	September 27,
	2016	2015

Income tax expense at statutory rates	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.2%	4.5%
Federal employment tax credits	(7.1% )	(7.2% )
Other	0.7%	0.2%

Effective tax rate	32.8%	32.5%

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

Income taxes applicable to discontinued operations are comprised of (a) taxes calculated at the composite federal and state statutory tax rate times the pre-tax loss plus (b) the FICA tip credit benefit attributable to the restaurant sales of the Mitchell’s Restaurants. A reconciliation of the U.S. statutory tax rate to the effective tax rate applicable to discontinued operations for the first thirty-nine weeks of fiscal years 2016 and 2015 follows:

	39 Weeks Ended
	September 25,	September 27,
	2016	2015

Income tax benefit at statutory rates	$(54)	$(362)
Decrease in income taxes resulting from:
State income taxes, net of federal benefit	(6)	(47)
Other, primarily federal FICA tip credit net benefit	-	(44)
Income tax benefit	$(60)	$(453)
Effective tax rate	38.9%	43.7%

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and many state jurisdictions, respectively. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations for years before 2011.

 (10) Earnings Per Share

 The following table sets forth the computation of earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended		39 Weeks Ended

	September 25,	September 27,	September 25,	September 27,
	2016	2015	2016	2015

Income from continuing operations	$3,508	$2,638	$21,347	$21,075
Income (loss) from discontinued operations, net of income taxes	75	(73)	(94)	(582)
Net income	$3,583	$2,565	$21,253	$20,493
Shares:
Weighted average number of common shares outstanding - basic	31,305,952	33,989,364	32,023,814	34,183,137
Weighted average number of common shares outstanding - diluted	31,737,036	34,338,440	32,437,142	34,537,553

Basic earnings (loss) per common share:
Continuing operations	$0.11	$0.08	$0.67	$0.62
Discontinued operations	-	-	-	(0.02)
Basic earnings per common share	$0.11	$0.08	$0.67	$0.60

Diluted earnings (loss) per common share:
Continuing operations	$0.11	$0.08	$0.66	$0.61
Discontinued operations	-	-	-	(0.02)
Diluted earnings per common share	$0.11	$0.08	$0.66	$0.59

Diluted earnings per share for the third quarters of fiscal year 2016 and 2015 excludes stock options and restricted shares of 31,845 and 33,853, respectively, which were outstanding during the period but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for the third quarters of fiscal years 2016 and 2015 were $19.14 per share and $18.92 per share, respectively. Diluted earnings per share for the first thirty-nine weeks of fiscal years 2016 and 2015 excludes stock options and restricted shares of 24,981 and 65,367, respectively, which were outstanding during the period but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for the first thirty-nine weeks of fiscal years 2016 and 2015 were $19.04 per share and $18.77 per share, respectively.

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

The Company sells a considerable number of gift cards, which are issued and administered by a third party gift card issuer and service provider, consistent with common retail industry practice. The third party gift card issuer is paid a net fee for its services by the Company. The third party gift card issuer and service provider, as well as a number of other restaurant companies, retailers and gift card issuers, were named as defendants in an action filed under seal in June 2013 by William French on behalf of the State of Delaware in the Superior Court of Delaware in and for New Castle County. The complaint alleges that the Company and other defendants intentionally failed to report and remit money with respect to unused gift cards to the State of Delaware under the Delaware Escheats Law, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit such money to Delaware in violation of the Delaware False Claims and Reporting Act (DFCRA). The complaint further alleges that the amount of money that the Company should have escheated to Delaware is approximately $30 million. The complaint seeks monetary damages (including treble damages under the DFCRA), penalties, and attorneys’ fees and costs. The case was unsealed in March 2014, at which time the court also granted the State of Delaware’s motion to intervene. All parties to the case are now in the process of seeking discovery. Mediation between all defendants and the State of Delaware was held in mid-October 2016. The Company filed a motion to dismiss in August 2016, and a hearing on the motion to dismiss was held in late October 2016. The motion to dismiss is currently pending. The Company believes it is in compliance with the Delaware Escheats Law and has not violated the DFCRA. The Company has been vigorously defending the action, and intends to continue to do so.

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “targeting,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals, including with respect to new restaurant openings, capital expenditures and the impact of healthcare inflation and minimum wage legislation, also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; a material failure, interruption or security breach of the Company’s information technology network; repeal or reduction of the federal FICA tip credit; unexpected expenses incurred as a result of the sale of the Mitchell’s Restaurants; the Company’s ability to protect its name and logo and other proprietary information; an impairment in the financial statement carrying value of our goodwill, other intangible assets or property; the impact of litigation; the restrictions imposed by the Company’s Amended and Restated Credit Agreement; and changes in, or the discontinuation of, the Company’s quarterly cash dividend payments or share repurchase program. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2015, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have not occurred.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us”, “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries. Ruth’s Hospitality Group, Inc. is a Delaware corporation formerly known as Ruth’s Chris Steak House, Inc., and was founded in 1965.

Overview

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of September 25, 2016, there were 149 Ruth’s Chris Steak House restaurants, including 68 Company-owned restaurants, one restaurant operating under a management agreement and 80 franchisee-owned restaurants.

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

The Ruth’s Chris menu features a broad selection of USDA Prime- and high quality steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling” and topped with butter—complemented by other traditional menu items inspired by our New Orleans heritage. The Ruth’s Chris restaurants reflect the 50 year commitment to the core values instilled by our founder, Ruth Fertel, of caring for our guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere.

All Company-owned Ruth’s Chris Steak House restaurants are located in the United States. The franchisee-owned Ruth’s Chris Steak House restaurants include 20 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. New Company-owned Ruth’s Chris Steak House restaurants opened in El Paso, TX in August 2016 and in Albuquerque, NM in May 2016 and a new franchisee-owned Ruth’s Chris Steak House restaurant opened in Jakarta, Indonesia in February 2016. Subsequent to September 25, 2016, new franchisee-owned Ruth’s Chris Steak House restaurants opened in Odenton, MD and Greenville, SC. A Company-owned Ruth’s Chris Steak House in Columbus, OH closed in February 2016.

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

	13 Weeks Ended		39 Weeks Ended
	September 25,	September 27,	September 25,	September 27,
	2016	2015	2016	2015
Revenues:
Restaurant sales	94.0%	93.7%	94.1%	94.2%
Franchise income	4.7%	4.9%	4.5%	4.5%
Other operating income	1.3%	1.3%	1.4%	1.3%

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	30.1%	31.5%	29.8%	30.8%
Restaurant operating expenses (percentage of restaurant sales)	51.5%	52.3%	48.5%	47.9%
Marketing and advertising	3.0%	2.9%	2.6%	2.4%
General and administrative costs	8.8%	9.3%	7.9%	7.9%
Depreciation and amortization expenses	4.1%	4.0%	3.6%	3.5%
Pre-opening costs	0.7%	0.1%	0.6%	0.2%
Total costs and expenses	93.3%	94.8%	88.3%	88.2%

Operating income	6.7%	5.2%	11.7%	11.8%

Other income (expense):
Interest expense, net	(0.4% )	(0.2% )	(0.3% )	(0.2% )
Other	(0.1% )	-	-	-

Income from continuing operations before income tax expense	6.2%	5.0%	11.4%	11.6%

Income tax expense	2.0%	1.7%	3.7%	3.8%

Income from continuing operations	4.2%	3.3%	7.7%	7.8%

Income (loss) from discontinued operations, net of income taxes	0.1%	(0.1% )	-	(0.2% )

Net income	4.3%	3.2%	7.7%	7.6%

Third Quarter Ended September 25, 2016 (13 Weeks) Compared to Third Quarter Ended September 27, 2015 (13 Weeks)

Overview. Operating income increased by $1.4 million, or 34.8%, to $5.6 million for the third quarter of fiscal year 2016 from the third quarter of fiscal year 2015. Operating income for the third quarter of fiscal year 2016 was favorably impacted by a $3.5 million increase in restaurant sales offset by a $1.2 million increase in restaurant operating expenses and a $462 thousand increase in pre-opening costs. Income from continuing operations increased from the third quarter of fiscal year 2015 by $870 thousand to $3.5 million. Net income for the third quarter of fiscal year 2016 increased from the third quarter of fiscal year 2015 by $1.0 million to $3.6 million.

Segment Profits. Segment profitability information is presented in Note 7 to the condensed consolidated financial statements. Not all operating expenses are allocated to operating segments. The Ruth’s Chris Steak House Company-owned restaurants, which are all located in the United States, are managed as an operating segment. The Ruth’s Chris concept operates within the full-service dining industry, providing similar products to similar customers. The franchise operations are reported as a separate operating segment. No costs are allocated to the franchise operations segment. Segment profits for the third quarter of fiscal year 2016 for the Company-owned steakhouse restaurant segment increased by $2.3 million to $15.1 million from the third quarter of fiscal year 2015. The increase was driven primarily by a $3.5 million increase in restaurant sales offset by a $1.2 million increase in restaurant operating expenses. Franchise income was flat in the third quarter of fiscal year 2016 compared to the third quarter of fiscal year 2015.

Restaurant Sales. Restaurant sales increased by $3.5 million, or 4.7%, to $78.8 million in the third quarter of fiscal year 2016 from the third quarter of fiscal year 2015. The increase was attributable to a $1.5 million increase in Company-owned comparable sales and a $2.5 million increase in restaurant sales at new restaurants, partially offset by a $544 thousand decrease in sales from a closed restaurant. Excluding discontinued operations, total operating weeks during the third quarter of fiscal year 2016 increased to 877 from 858 in the third quarter of fiscal year 2015. Company-owned comparable restaurant sales increased 2.1%, driven by an average check increase of 3.6% partially offset by a traffic decrease of 1.5%.

Franchise Income. Franchise income was flat in the third quarter of fiscal year 2016 compared to the third quarter of fiscal year 2015.

Other Operating Income. Other operating income was flat in the third quarter of fiscal year 2016 compared to the third quarter of fiscal year 2015. Other operating income includes our share of income from a managed restaurant, gift card breakage revenue and miscellaneous restaurant income.

Food and Beverage Costs. Food and beverage costs were flat in the third quarter of fiscal year 2016 compared to the third quarter of fiscal year 2015. As a percentage of restaurant sales, food and beverage costs decreased to 30.1% in the third quarter of fiscal year 2016 from 31.5% in the third quarter of fiscal year 2015. The decrease in food and beverage costs as a percentage of restaurant sales was primarily due to a 6.3% decrease in beef costs and an increase in average check of 3.5%.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.2 million, or 3.1%, to $40.5 million in the third quarter of fiscal year 2016 from the third quarter of fiscal year 2015. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 51.5% in the third quarter of fiscal year 2016 from 52.3% in the third quarter of fiscal year 2015. The decrease in restaurant operating expenses as a percentage of restaurant sales was primarily due to a $335 thousand benefit related to the settlement of disputed rent costs.

Marketing and Advertising. Marketing and advertising expenses increased $234 thousand to $2.5 million in the third quarter of fiscal year 2016 from the third quarter of fiscal year 2015. The increase in marketing and advertising expenses in the third quarter of fiscal year 2016 was primarily attributable to a planned increase in advertising spending.

General and Administrative Costs. General and administrative costs decreased $96 thousand to $7.3 million in the third quarter of fiscal year 2016 from the third quarter of fiscal year 2015. The decrease in general and administrative costs was primarily attributable to a decrease in performance-based compensation.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $194 thousand to $3.4 million in the third quarter of fiscal year 2016 from the third quarter of fiscal year 2015 primarily due to depreciation on new restaurant assets placed in service within the last twelve months.

Pre-opening Costs. Pre-opening costs were $574 thousand in the third quarter of fiscal year 2016 primarily due to the opening of a Ruth’s Chris Steak House Restaurant in El Paso, TX, which opened in the third quarter of fiscal year 2016. Pre-opening costs were $112 thousand in the third quarter of fiscal year 2015 primarily due to a new Ruth’s Chris Steak House restaurant in Dallas, TX that opened in the fourth quarter of fiscal year 2015.

Interest Expense. Interest expense increased $145 thousand to $333 thousand in the third quarter of fiscal year 2016 from the third quarter of fiscal year 2015 due to a higher average debt balance during the third quarter of fiscal year 2016.

Other Income and Expense. During the third quarter of fiscal year 2016, we recognized other expense of $92 thousand primarily due to state sales tax assessments. During the third quarter of fiscal year 2015 we recognized other income of $9 thousand.

Income Tax Expense. During the third quarter of fiscal year 2016, we recognized income tax expense of $1.7 million. During the third quarter of fiscal year 2015, we recognized income tax expense of $1.3 million. The effective tax rate, including the impact of discrete items, decreased to 32.2% for the third quarter of fiscal year 2016 compared to 33.7% for the third quarter of fiscal year 2015. The effective tax rate decreased in the third quarter of fiscal year 2016 primarily due to the favorable tax impact of discrete items recognized in the quarter. Fiscal year 2016 discrete items and other unexpected changes impacting annual tax expense may cause the effective tax rate for fiscal year 2016 to differ from the effective tax rate for the third quarter 2016.

Income from Continuing Operations. Income from continuing operations of $3.5 million in the third quarter of fiscal year 2016 increased by $870 thousand compared to the third quarter of fiscal year 2015 due to the factors noted above.

Income or Loss from Discontinued Operations, net of income taxes. Income from discontinued operations, net of income taxes, for the third quarter of fiscal year 2016 was $75 thousand compared to a loss of $73 thousand during the third quarter of fiscal year 2015. The income in the third quarter of fiscal year 2016 was primarily attributable to a $466 thousand benefit from the extinguishment of a liability related to Mitchell’s Restaurant gift cards, partially offset by occupancy costs of $335 thousand from a closed Ruth’s Chris Steak House restaurant. The loss in the third quarter of fiscal year 2015 was primarily attributable to Mitchell’s Restaurants.

Net Income. Net income was $3.6 million in the third quarter of fiscal year 2016 and increased by $1.0 million compared to $2.6 million in the third quarter of fiscal year 2015. The increase was largely attributable to the factors noted above.

Thirty-nine Weeks Ended September 25, 2016 Compared to Thirty-nine Weeks Ended September 27, 2015

Overview. Operating income increased $728 thousand, or 2.3%, to $32.5 million for the first thirty-nine weeks of fiscal year 2016 from the first thirty-nine weeks of fiscal year 2015. Operating income for the first thirty-nine weeks of fiscal year 2016 was impacted by a $8.9 million increase in restaurant sales, offset by a $5.7 million increase in restaurant operating expenses, a $1.0 million increase in pre-opening costs, a $782 thousand increase in marketing and advertising costs, a $734 thousand increase in general and administrative costs and a $560 thousand increase in depreciation and amortization. Income from continuing operations increased from the first thirty-nine weeks of fiscal year 2015 by $272 thousand to $21.3 million. Net income for the first thirty-nine weeks of fiscal year 2016 increased from the first thirty-nine weeks of fiscal year 2015 by $760 thousand to $21.3 million.

Segment Profits. Segment profits for the first thirty-nine weeks of fiscal year 2016 for the Company-owned steakhouse restaurant segment increased by $3.3 million to $58.9 million from the first thirty-nine weeks of fiscal year 2015. The increase was driven by a $9.1 million increase in revenues, which exceeded the increase in segment operating expenses. Franchise income increased $360 thousand in the first thirty-nine weeks of fiscal year 2016.

Restaurant Sales. Restaurant sales increased by $8.9 million, or 3.5%, to $261.9 million in the first thirty-nine weeks of fiscal year 2016 from the first thirty-nine weeks of fiscal year 2015. The increase was attributable to a $5.8 million increase in Company-owned comparable restaurant sales, a $4.3 million increase in restaurant sales at new restaurants, partially offset by a $1.3 million decrease in sales from a closed restaurant. Excluding discontinued operations, total operating weeks during the first thirty-nine weeks of fiscal year 2016 increased to 2,605 from 2,568 in the first thirty-nine weeks of fiscal year 2015. Company-owned comparable restaurant sales increased 2.3%, driven by an average check increase of 3.1%, partially offset by a traffic decrease of 0.8%.

Franchise Income. Franchise income in the first thirty-nine weeks of fiscal year 2016 increased $360 thousand compared to the first thirty-nine weeks of fiscal year 2015 primarily due to higher royalties from an increase in franchise restaurant count.

Other Operating Income. Other operating income in the first thirty-nine weeks of fiscal year 2016 increased $417 thousand compared to the first thirty-nine weeks of fiscal year 2015. Approximately $185 thousand of the increase was due to gift card breakage revenue and $135 thousand of the increase was from our share of income from a restaurant operated under a management agreement.

Food and Beverage Costs. Food and beverage costs were relatively unchanged in the first thirty-nine weeks of fiscal year 2016 from the first thirty-nine weeks of fiscal year 2015. As a percentage of restaurant sales, food and beverage costs decreased to 29.8% in the first thirty-nine weeks of fiscal year 2016 from 30.8% in the first thirty-nine weeks of fiscal year 2015. The decrease in food and beverage costs as a percentage of restaurant sales was primarily due to a 5.2% decrease in beef costs and a 3.1% increase in average check.

Restaurant Operating Expenses. Restaurant operating expenses increased $5.7 million, or 4.7%, to $127.0 million in the first thirty-nine weeks of fiscal year 2016 from the first thirty-nine weeks of fiscal year 2015. Restaurant operating expenses, as a percentage of restaurant sales, increased to 48.5% in the first thirty-nine weeks of fiscal year 2016 from 47.9% in the first thirty-nine weeks of fiscal year 2015. The increase in restaurant operating expenses as a percentage of restaurant sales was attributable to a $3.4 million increase in restaurant labor costs and a $1.3 million increase in occupancy costs.

Marketing and Advertising. Marketing and advertising expenses increased $782 thousand to $7.1 million in the first thirty-nine weeks of fiscal year 2016 from the first thirty-nine weeks of fiscal year 2015. The increase in marketing and advertising expenses in the first thirty-nine weeks of fiscal 2016 was primarily attributable to a planned increase in advertising spending.

General and Administrative Costs. General and administrative costs increased $734 thousand to $22.1 million in the first thirty-nine weeks of fiscal year 2016 from the first thirty-nine weeks of fiscal year 2015. The increase in general and administrative costs was primarily attributable to a $962 thousand increase in professional fees partially offset by a $328 decrease in compensation expense.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $560 thousand to $9.9 million in the first thirty-nine weeks of fiscal year 2016 from the first thirty-nine weeks of fiscal year 2015 primarily due to depreciation on new restaurant assets placed in service within the last twelve months.

Pre-opening Costs. Pre-opening costs were $1.7 million in the first thirty-nine weeks of fiscal year 2016 due to expenses incurred related to the anticipated opening of four new Company-owned restaurants, including the new locations in Albuquerque, NM and El Paso, TX, which opened in May and August 2016, respectively. Pre-opening costs were $627 thousand in the first thirty-nine weeks of fiscal year 2015 primarily due to the openings of new Ruth’s Chris Steak House restaurants in St. Petersburg, FL and Dallas, TX in February 2015 and November 2015, respectively.

Interest Expense. Interest expense increased $211 thousand to $799 thousand in the first thirty-nine weeks of fiscal year 2016 from the first thirty-nine weeks of fiscal year 2015. The increase was primarily due to a higher average debt balance during the first thirty-nine weeks of fiscal year 2016.

Other Income. Other income remained relatively unchanged for the first thirty-nine weeks of fiscal year 2016 compared to the first thirty-nine weeks of fiscal year 2015.

Income Tax Expense. During the first thirty-nine weeks of fiscal year 2016, we recognized income tax expense of $10.4 million. During the first thirty-nine weeks of fiscal year 2015, we recognized income tax expense of $10.1 million. The effective tax rate, including the impact of discrete items, increased to 32.8% for the first thirty-nine weeks of fiscal year 2016 compared to 32.5% for the first thirty-nine weeks of fiscal year 2015. The effective tax rate increased primarily due to the unfavorable tax impact of equity compensation. Fiscal year 2016 discrete items and other unexpected changes impacting annual tax expense may cause the effective tax rate for fiscal year 2016 to differ from the effective tax rate for the first thirty-nine weeks of fiscal year 2016.

Income from Continuing Operations. Income from continuing operations of $21.3 million in the first thirty-nine weeks of fiscal year 2016 increased by $272 thousand compared to the first thirty-nine weeks of fiscal year 2015 due to the factors noted above.

Loss from Discontinued Operations, net of income taxes. Loss from discontinued operation, net of income taxes, for the first thirty-nine weeks of fiscal year 2016 was $94 thousand compared to $582 thousand during the first thirty-nine weeks of fiscal year 2015. The loss for the first thirty-nine weeks of fiscal year 2016 was primarily attributable to occupancy costs of $581 thousand from a closed Ruth’s Chris Steak House restaurant, partially offset by a benefit of $466 thousand from the extinguishment of a liability related to Mitchell’s Restaurant gift cards. The loss for the first thirty-nine weeks of fiscal year 2015 was primarily attributable to Mitchell’s Restaurants.

Net Income. Net income was $21.3 million in the first thirty-nine weeks of fiscal year 2016 and increased by $760 thousand compared to $20.5 million in the first thirty-nine weeks of fiscal year 2015. The increase was largely attributable to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal sources of cash during the first thirty-nine weeks of fiscal year 2016 were net cash provided by operating activities and borrowings under our $100 million senior credit facility. Our principal uses of cash during the first thirty-nine weeks of fiscal year 2016 were for capital expenditures, principal repayments under our $100 million senior credit facility, common stock repurchases and dividend payments.

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

In April 2016, we announced that our Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time. The new share repurchase program replaces the previous share repurchase program announced in November 2014, which has been terminated. During the first thirty-nine weeks of fiscal year 2016, we repurchased 2,476,865 shares at an aggregate cost of $40.0 million or an average cost of $16.14 per share. All repurchased shares were retired and cancelled. As of September 25, 2016, $31.7 million remained available for future purchases under the new program. Our ability to make future stock purchases under the new program is currently limited by our Amended and Restated Credit Agreement. The agreement was amended in September 2016 to reset the limit applicable to junior stock payments, which include both cash dividend payments and repurchases of common stock. Junior stock payments made subsequent to December 30, 2012 through the end of the agreement are limited to $140 million. As of September 25, 2016, $105.9 million of such payments had been made, and, as a result, as of September 25, 2016, we had $34.1 million of capacity under this limitation for both quarterly cash dividends and stock repurchases. As of September 25, 2016, we were in compliance with all the covenants under our senior credit facility.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. We paid a quarterly cash dividend of $0.07 per share, or $2.3 million in the aggregate, during the first, second and third quarters of fiscal year 2016. On October 28, 2016, we announced that our Board of Directors declared a quarterly cash dividend of $0.07 per share, or approximately $2.2 million in the aggregate, to be paid on November 23, 2016 to common and restricted stockholders of record as of the close of business on November 10, 2016. Future dividends will be subject to the approval of our Board of Directors.

We have increased borrowing under our senior credit facility by $38.0 million since the end of fiscal year 2015. As of September 25, 2016, we had $38.0 million of outstanding indebtedness under our senior credit facility with approximately $57.9 million of borrowings available, net of outstanding letters of credit of approximately $4.1 million. As of September 25, 2016, the weighted average interest rate on our outstanding indebtedness was 2.66%. In addition, the fees on our unused senior credit facility and outstanding letters of credit were 0.2% and 2.1%, respectively.

The senior credit facility has a maturity date of February 14, 2017. We are currently negotiating with lenders to refinance the senior credit facility prior to its maturity.

We believe that our cash flow from operations coupled with our borrowing capacity under our senior credit facility should provide us with adequate liquidity for the next 12 months. We anticipate capital expenditures for fiscal year 2016 will total approximately $28.0 million to $30.0 million.

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	39 Weeks Ended
	September 25,	September 27,
	2016	2015
Net cash provided by (used in):
Operating activities	$29,125	$29,505
Investing activities	(18,292)	(4,594)
Financing activities	(9,974)	(26,420)
Net increase (decrease) in cash and cash equivalents	$859	$(1,509)

Operating Activities. Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising, general and administrative costs and income taxes. Operating activities provided cash flow during the first thirty-nine weeks of both fiscal years 2016 and 2015 primarily because operating revenues exceeded cash-based expenses.

Investing Activities. Cash used in investing activities aggregated $18.3 million in the first thirty-nine weeks of fiscal year 2016 compared with $4.6 million cash used in the first thirty-nine weeks of fiscal year 2015 primarily due to receipt of $10 million from the sale of the Mitchell’s Restaurants and related assets in fiscal year 2015. Investing cash outflows during the first thirty-nine weeks of both fiscal years 2016 and 2015 pertained primarily to capital expenditure projects. Cash used in investing projects during the first thirty-nine weeks of fiscal year 2016 pertained to $8.6 million for restaurant remodel and capital replacement projects and $9.5 million for new restaurants. Cash used in investing activities during the first thirty-nine weeks of fiscal year 2015 pertained to $8.6 million for restaurant remodel projects and $5.7 million for new restaurants.

Financing Activities. Financing activities used cash during the first thirty-nine weeks of both fiscal years 2016 and 2015. During the first thirty-nine weeks of fiscal year 2016, we: used $40.0 million to repurchase common stock; increased the debt outstanding under our senior credit facility by $38.0 million; paid $1.5 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options; and paid dividends of $7.0 million. We paid $1.5 million in taxes in connection with the vesting of restricted stock and the exercise of stock options because some recipients elected to satisfy their individual minimum tax withholding obligations by having us withhold a number of vested shares of restricted stock and/or a number of shares otherwise issuable pursuant to stock options. During the first thirty-nine weeks of fiscal year 2015, we: reduced the debt outstanding under our senior credit facility by $8.0 million; used $11.7 million to repurchase common stock; paid $1.4 million in taxes related to stock based compensation; and paid dividends of $6.3 million.

Off-Balance Sheet Arrangements

As of September 25, 2016, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 27, 2015 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first thirty-nine weeks of fiscal year 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At September 25, 2016, the Company had $38.0 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Ceteris paribus, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2016 of approximately $380 thousand.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first thirty-nine weeks of fiscal years 2016 and 2015, franchise income attributable to international locations was approximately $2.1 million and $2.3 million, respectively.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices, which in the past have been volatile and have impacted the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. As of September 25, 2016, the Company has entered into negotiated set pricing for approximately 50% of its beef requirements for the remainder of fiscal year 2016. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. Ceteris paribus, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $0.5 million to $1.0 million for the remainder of fiscal year 2016.

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

Effects of Healthcare Inflation

The Company is exposed to market price fluctuations related to the cost of providing healthcare to its employees. Claim trends are predicted to outpace inflation throughout the upcoming year. Pharmacy costs are also rising in excess of general and medical cost inflation. If prices increase, or the Company experiences significantly more claims, operating margin could be materially adversely affected. Ceteris paribus, a hypothetical 10% fluctuation in healthcare costs would have an approximate impact on pre-tax earnings of approximately $250 thousand for the remainder of 2016.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 25, 2016. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 25, 2016 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended September 25, 2016, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company sells a considerable number of gift cards, which are issued and administered by a third party gift card issuer and service provider, consistent with common retail industry practice. The third party gift card issuer is paid a net fee for its services by the Company. The third party gift card issuer and service provider, as well as a number of other restaurant companies, retailers and gift card issuers, were named as defendants in an action filed under seal in June 2013 by William French on behalf of the State of Delaware in the Superior Court of Delaware in and for New Castle County. The complaint alleges that the Company and other defendants intentionally failed to report and remit money with respect to unused gift cards to the State of Delaware under the Delaware Escheats Law, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit such money to Delaware in violation of the Delaware False Claims and Reporting Act (DFCRA). The complaint further alleges that the amount of money that the Company should have escheated to Delaware is approximately $30 million. The complaint seeks monetary damages (including treble damages under the DFCRA), penalties, and attorneys’ fees and costs. The case was unsealed in March 2014, at which time the court also granted the State of Delaware’s motion to intervene. All parties to the case are now in the process of seeking discovery. Mediation between all defendants and the State of Delaware was held in mid-October 2016. The Company filed a motion to dismiss in August 2016, and a hearing on the motion to dismiss was held in late October 2016. The motion to dismiss is currently pending. The Company believes it is in compliance with the Delaware Escheats Law and has not violated the DFCRA. The Company has been vigorously defending the action, and intends to continue to do so.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2015. The impact of circumstances and events described in such risk factors could result in significant adverse effects on our financial position, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the fiscal quarter ended September 25, 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value that May Yet be Purchased under the Program – Amounts in thousands

June 27, 2016 to July 31, 2016	—	—	—	$40,000
August 1, 2016 to August 28, 2016	124,204	$15.03	124,204	$38,133
August 29, 2016 to September 25, 2016	429,137	$15.01	429,137	$31,694
Totals for the fiscal quarter	553,341	$15.01	553,341	$31,694

On April 28, 2016, the Company announced that its Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors. The new share repurchase program replaced the Company’s previous share repurchase program announced in November 2014, which was terminated. The previous share repurchase program had permitted the repurchase of up to $50 million of outstanding common stock, of which approximately $9.5 million remained unused upon its termination. The new share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and has no termination date. The Company intends to conduct any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. During the fiscal quarter ended September 25, 2016, 553,341 shares were repurchased via open market transactions at an aggregate cash cost of $8.3 million. During the fiscal quarter ended September 27, 2015, 401,689 shares were repurchased via open market transactions at an aggregate cash cost of $6.4 million. The repurchased shares were cancelled. As of September 25, 2016, $31.7 million remained available for further purchases under the new program. The Company’s ability to make future stock purchases under the new program is currently limited by our senior credit agreement. Under our Amended and Restated Credit Agreement, we are limited to $140 million of junior stock payments, which includes cash dividends and repurchases of common stock. As of September 25, 2016, $105.9 million of such payments had been made, and, as a result, as of September 25, 2016, we had $34.1 million of capacity under this limitation for both quarterly cash dividends and stock repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1

Second Amendment to Second Amended and Restated Credit Agreement, dated as of September 12, 2016, by and among the Company, the guarantors party thereto, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 16, 2016).

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

Date: October 28, 2016