Form 10-K
period 2016-12-25
Ruths Hospitality Group, Inc.
filed 2017-03-08
CIK 1324272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 25, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 26, 2016, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates was approximately $526,216,672.

The number of shares outstanding of the registrant’s common stock as of February 28, 2017 was 31,801,598, which includes 1,249,315 shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

TABLE OF CONTENTS PAGE

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “targeting,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals, including with respect to new restaurant openings, capital expenditures and the impact of healthcare inflation and minimum wage legislation, also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to income taxes, unclaimed property, Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; a material failure, interruption or security breach of the Company’s information technology network; repeal or reduction of the federal FICA tip credit; the Company’s indemnification obligations in connection with its sale of the Mitchell’s Restaurants; the Company’s ability to protect its name and logo and other proprietary information; an impairment in the financial statement carrying value of our goodwill, other intangible assets or property; the impact of litigation; the restrictions imposed by the Company’s credit agreement; and changes in, or the discontinuation of, the Company’s quarterly cash dividend payments or share repurchase program. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in this Annual Report on Form 10-K. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Annual Report on Form 10-K to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this Annual Report on Form 10-K have not occurred.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us”, “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries.

PART I

Item 1.	BUSINESS

Introduction

Ruth’s Hospitality Group, Inc. develops and operates fine dining restaurants under the trade name Ruth’s Chris Steak House. As of December 25, 2016, there were 150 Ruth’s Chris Steak House restaurants, including 68 Company-owned restaurants, one restaurant operating under a management agreement and 81 franchisee-owned restaurants, including 20 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. Subsequent to the Company’s fiscal year 2016, the Company opened one Company-owned restaurant in Waltham, MA and one restaurant operating under a contractual agreement in Tulsa, OK.

The Company previously operated eighteen Mitchell’s Fish Markets and three Mitchell’s/Cameron’s Steakhouse restaurants (the Mitchell’s Restaurants), located primarily in the Midwest and Florida. On January 21, 2015, the Company sold the Mitchell’s Restaurants to a third party. For financial reporting purposes, the Mitchell’s Restaurants are classified as discontinued operations for all periods presented.

The Company has a 52/53-week fiscal year ending the last Sunday in December. The 2016 fiscal year ended December 25, 2016, the 2015 fiscal year ended December 27, 2015, and the 2014 fiscal year ended December 28, 2014. Fiscal years 2016, 2015 and 2014 all had 52 weeks.

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

Background

Ruth’s Hospitality Group, Inc. is a Delaware corporation formerly known as Ruth’s Chris Steak House, Inc. The Company was founded in 1965 when Ruth Fertel mortgaged her home for $22 thousand to purchase “Chris Steak House,” a 60-seat restaurant located near the New Orleans Fair Grounds racetrack. After a fire destroyed the original restaurant, Ruth relocated her restaurant to a new 160-seat facility nearby. As the terms of the original purchase prevented the use of the “Chris Steak House” name at a new restaurant, Ruth added her name to that of the original restaurant—thus creating the “Ruth’s Chris Steak House” brand.

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

Recent Developments

●	In 2016, the Company opened two new Ruth’s Chris Steak House restaurants in Albuquerque, NM and El Paso, TX.
●	In 2016, franchisees opened two new restaurants during 2016, in Jakarta, Indonesia, and Greenville, SC.
●	Subsequent to the Company’s fiscal year 2016, the Company opened one Company-owned restaurant in Waltham, MA and one restaurant operating under a contractual agreement in Tulsa, OK.
●

In addition to these two restaurants the Company currently expects to open two additional Ruth’s Chris Steak House restaurants during 2017, for a total of four. The Company expects that franchisees will open one new Ruth’s Chris Steak House restaurant during 2017.

Ruth’s Chris Steak House

With 150 restaurants as of December 25, 2016, Ruth’s Chris Steak House is one of the largest upscale steakhouse companies in the world. The menu features a broad selection of high-quality USDA Prime and Choice grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling”—complemented by other traditional menu items inspired by its New Orleans heritage. Ruth’s Chris complements its distinctive food offerings with an award-winning wine list.

The Ruth’s Chris brand reflects its 51-year commitment to the core values instilled by its founder, Ruth Fertel, of caring for guests by delivering the highest quality food, beverages and genuine hospitality in a warm and inviting atmosphere.

Mitchell’s Restaurants

The Company acquired the Mitchell’s Restaurants in 2008. Mitchell’s Fish Market was an eighteen-restaurant upscale seafood concept and Mitchell’s/Cameron’s Steakhouse was a modern American steakhouse concept.

In November 2014, the Company and Landry’s, Inc. and Mitchell’s Entertainment, Inc., an affiliate of Landry’s Inc. (together with Landry’s Inc., Landry’s), entered into an asset purchase agreement (the Agreement). Pursuant to the Agreement, the Company agreed to sell the Mitchell’s Restaurants and related assets to Landry’s for $10 million. The sale of the Mitchell’s Restaurants closed on January 21, 2015. The assets sold consisted primarily of leasehold interests, leasehold improvements, restaurant equipment and furnishings, inventory, and related intangible assets, including brand names and trademarks associated with the 21 Mitchell’s Restaurants. Under the terms of the Agreement, Landry’s assumed the Mitchell’s Restaurants’ facility lease obligations and the Company reimbursed Landry’s for gift cards sold prior to the closing date and used at the Mitchell’s Restaurants during the eighteen months following the closing date. Landry’s offered employment to substantially all of the employees of the Mitchell’s Restaurants.

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

Appealing Dining Experience

At Ruth’s Chris restaurants, the Company seeks to exceed guests’ expectations by offering high-quality food with warm, friendly service. The Company’s entire restaurant staff is dedicated to ensuring that guests enjoy a superior dining experience. The Company’s team-based approach to table service is designed to enhance the frequency of guest contact and speed of service without intruding on the guest experience.

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

Improve Sales/Profitability

The Company strives to improve sales and profitability by focusing on:

•	Ensuring consistency of food quality through more streamlined preparation and presentation;

•	Expanding our brand appeal through continued menu evolution and facility remodels;

•	Increasing brand awareness through enhanced media advertising at the national and local levels;

•	Enhancing and/or developing innovative marketing programs through its website (e.g., www.ruthschris.com), social media, digital media and email communication; and

•	Creating and/or growing revenue opportunities via Ruth’s Catering, Private Dining, HD Satellite Programs and the sale of Gift Cards.

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

In fiscal year 2016, franchisees opened two new restaurants in Jakarta, Indonesia and Greenville, SC. In fiscal year 2015, franchisees opened three new restaurants in Ann Arbor, MI, Charleston, SC, and San Antonio, TX. In fiscal year 2014, franchisees opened three new restaurants in Boise, ID, Panama City, Panama, and Taipei, Taiwan. Franchisees are expected to open two new restaurants by the end of fiscal year 2018.

The Company and its franchise and licensing partners will have opened or relocated 23 new Ruth’s Chris Steak Houses worldwide during the three year period ended December 2016.

Menu

The Ruth’s Chris menu features a broad selection of high-quality USDA Prime grade steaks and other premium offerings served in Ruth’s Chris signature fashion—“sizzling” on a 500 degree plate and topped with butter—complemented by other classic American steakhouse menu items. USDA Prime is the highest meat grade level, which refers to the superior quality and evenly distributed marbling that enhances the flavor of the steak. The Ruth’s Chris menu also includes premium quality lamb chops, fish, shrimp, crab, chicken and lobster. Dinner entrées are generally priced from $29 to $89. Ruth’s Chris is predominantly open dinner hours only with a limited number of restaurants open for lunch or brunch. The lunch menu offers entrées generally ranging in price from $13 to $29. The blended guest check average at Ruth’s Chris was approximately $81 during fiscal year 2016. While the Ruth’s Chris core menu is similar at all of its restaurants, the Company seasonally introduces new items such as specials and prix fixe offerings that allow it to give its guests additional choices while taking advantage of fresh sourcing and advantageous cost opportunities.

The Company’s Ruth’s Chris restaurants offer ten to thirteen standard appetizer items, including New Orleans-style barbequed shrimp, mushrooms stuffed with crabmeat, spicy shrimp, lobster bisque and osso bucco ravioli, as well as six to eight different salads. They also offer a variety of potatoes and vegetables as side dishes. For dessert, crème brûlée, white chocolate bread pudding, cheesecake, fresh seasonal berries with sweet cream sauce and other selections are available.

The Company’s wine list features bottles typically ranging in price from $40 to over $1,000. Individual restaurants may supplement their 250-bottle core wine list with approximately 20 additional selections that reflect local market tastes. Most of the Company’s Ruth’s Chris restaurants also offer approximately 30 wines-by-the-glass and numerous beers, liquors and alcoholic dessert drinks. Wine sales account for approximately 57% of the total beverage sales.

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

A typical Company-owned restaurant employs five managers, including a general manager, two front-of-the-house managers, an executive chef and a sous chef. The Company-owned restaurants also typically have approximately 70 hourly employees.

Purchasing

The Company’s ability to maintain consistent quality throughout its restaurants depends in part upon its ability to acquire food and other supplies from reliable sources in accordance with its specifications. Purchasing at the restaurant level is directed primarily by the executive chef, who is trained in the Company’s purchasing philosophy and specifications, and who works with regional and corporate managers to ensure consistent sourcing of fish, produce and other supplies.

During fiscal year 2016, the Company purchased substantially all of the beef it used in Company-owned Ruth’s Chris restaurants from two vendors, Sysco Specialty Meat Group (a subsidiary of Sysco) and Stock Yards Packing (a subsidiary of US Foods). Each vendor supplied about half of the Company’s beef requirements. In addition, the Company has a distribution arrangement with a national food and restaurant supply distributor, Distribution Market Advantage, Inc. (DMA), which purchases products for the Company from various suppliers and through which all of the Company-owned Ruth’s Chris Steak House restaurants receive a significant portion of their food supplies.

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

In addition to our internal quality control measures, the Ruth’s Chris Steak House restaurants also employ an independent third-party food safety firm to ensure proper training, food safety and the achievement of the highest standards for cleanliness throughout the restaurant through routine quarterly unannounced inspections. The Company instructs chefs and assistants on safety, sanitation, housekeeping, repair and maintenance, product and service specifications, ordering and receiving food products and quality assurance. At the Ruth’s Chris restaurants, the executive chef, together with the restaurant managers, oversees a line check system of quality control and must complete a quality assurance checklist verifying the flavor, presentation and proper temperature of the food and beverages.

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

Advertising

In fiscal year 2016, the Company spent $11.4 million, or 3.0% of its revenues, in total marketing and advertising expenditures, which included spending on national media, consisting primarily of national cable television advertisements, online initiatives and consumer research. During fiscal year 2016, the Company continued to optimize its online marketing efforts, using a variety of tactics. The Company’s online strategy also included an emphasis on targeted emails with special offers and announcements, as well as emails regarding seasonal specials, holiday offers and personalized birthday and anniversary invitations. In the fourth quarter of fiscal year 2016, the Company ran national television advertising across a targeted selection of cable channels and invested in online advertising. In fiscal year 2016, Ruth’s Chris Steak House continued its participation in co-branded campaign with American Express Membership Rewards program. Many of the Company’s restaurants also schedule events to strengthen community ties and increase local market presence. The Company’s franchisees also conduct their own local media and advertising plans.

Gift Cards

The Company sells Ruth’s Chris gift cards at most of its Ruth’s Chris Steak House restaurants, including franchises, on its website and through its toll-free number. Ruth’s Chris patrons frequently purchase gift cards for holidays, including Christmas, Hanukkah, Valentine’s Day, Mothers’ Day and Fathers’ Day, and other special occasions. In the fourth quarter of fiscal year 2016, Ruth’s Chris entered into a distribution agreement where Ruth’s Chris gift cards are sold in third-party retail outlets. In 2013, Ruth’s Chris began offering e-gift cards to purchasers on its e-commerce gift card website.  The e-gift card is emailed directly to the recipient and is redeemable in the same manner as a plastic gift card.  Offering gift cards at third-party retailers and E-gift cards gives Ruth’s Chris the opportunity to maximize last-minute gift-giving and address its patrons’ requests for convenient, immediate purchases.  In fiscal year 2016, gift card Company and franchise sales of Ruth’s gift cards aggregated approximately $63 million system-wide. Ruth’s Chris gift cards are redeemable at both Company and franchisee owned Ruth’s Chris restaurants.

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

As of December 25, 2016, the Company’s 81 franchisee-owned Ruth’s Chris restaurants are owned by 31 franchisees with the three largest franchisees owning 31 restaurants in total. Currently, franchisees have agreed to open two additional Ruth’s Chris restaurants, which are expected to open by the end of fiscal year 2018.

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

Employees

As of December 25, 2016, the Company employed 4,728 persons, of whom 453 were salaried and 4,275 were hourly personnel, who were employed in the positions set forth in the table below. None of the Company’s employees are covered by a collective bargaining agreement.

Functional Area	Number of Employees
Senior Officers / Corporate VPs / Operations VPs	28
General Managers	71
Managers	189
Regional Corporate Chefs / Executive Chefs	68
Sous Chefs	59
Non-Salaried Restaurant Staff	4,257
Corporate Salaried	38
Corporate Non-salaried	18
Total number of employees	4,728

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

Government Regulation

The Company is subject to extensive federal, state and local government regulation, including regulations relating to public health and safety, zoning and fire codes and the sale of alcoholic beverages and food. The Company maintains the necessary restaurant, alcoholic beverage and retail licenses, permits and approvals. Federal and state laws govern the Company’s relationship with its employees, including laws relating to minimum wage requirements, overtime, tips, tip credits and working conditions. A significant number of the Company’s hourly employees are paid at rates related to the federal or state minimum wage. During 2016, governmental entities acted to increase minimum wage rates in several jurisdictions wherein Company-owned restaurants are located. Additionally, the federal government may act to increase the U.S. federal minimum wage rate.

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

The Company is subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. The Company is, or will become, subject to laws and regulations requiring disclosure of calorie, fat, trans fat, salt and allergen content. The Patient Protection and Affordable Care Act of 2010 (ACA) requires restaurant companies, such as the Company, to disclose calorie information on their menus beginning in May 2017. The Food and Drug Administration has rules to implement this provision that would require restaurants to post the number of calories for most items on menus or menu boards and to make available more detailed nutrition information upon request. A number of states, counties and cities have also enacted menu labeling laws requiring restaurant companies, such as the Company, to disclose certain nutrition information on their menus, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Although the ACA is intended to preempt conflicting state and local laws regarding nutrition labeling, the Company will be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements until the Company is required to comply with the federal law. Many of the current requirements are inconsistent or are interpreted differently from one jurisdiction to another. The effect of such labeling requirements on consumer choices, if any, is unclear at this time.

The Company maintains an employee benefits program that provides self-insured and insured coverage to employees that meet the applicable requirements under the program. Employees can elect to enroll dependents that meet eligibility criteria. Coverage includes health, dental, vision, short- and long-term disability, life insurance and other voluntary ancillary benefits. Employees share in the cost of other coverage at varying levels. The Company has historically funded a majority of the cost of employee health benefits. The ACA requires that employers offer health care coverage that is qualified and affordable. Coverage must be offered to all “full-time” employees, as defined by the ACA. The Company routinely reviews its health benefit plans to assure conformity with the ACA. The hours of service eligibility criteria the Company requires for health benefits are lower than required under the ACA. Approximately 60% of eligible employees elect to participate in the Company’s health benefit plans.

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

Negative publicity surrounding our brand or the consumption of beef generally, or shifts in consumer tastes, could reduce sales in one or more of our restaurants and make our brand less valuable.

Our success depends, in large part, upon the reputation of our brand. Negative publicity resulting from poor food quality, illness, injury or other health concerns, or operating problems including disappointing customer experiences related to one or more restaurants, could make our restaurants less appealing to consumers. Further, the influence of social media could make it more difficult for us to respond to negative publicity in a timely or effective manner. Consumers value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us the opportunity for redress or correction. In addition, any shifts in consumer preferences away from the kinds of food we offer, particularly beef, whether because of dietary or other health concerns or otherwise, would make our restaurants less appealing and adversely affect revenues. The ACA will require our restaurants to disclose calorie information on menus in the future. While we cannot predict the changes in guest behavior resulting from the implementation of this portion of the ACA, it could have an adverse effect on our revenues and results of operations.

Food safety and food-borne illness concerns throughout the supply chain may have an adverse effect on our business.

Food safety is a top priority, and we dedicate substantial resources to ensuring that our customers enjoy safe, quality food products. However, food safety risks are common throughout the restaurant industry and cannot be eliminated. Food safety issues could be caused by food suppliers or distributors and, as a result, be out of our control. In addition, regardless of the source or cause, any report of food-borne illness such as E. coli, norovirus, hepatitis A, trichinosis or salmonella, and other food safety issues including food tampering or contamination, at one of our restaurants could adversely affect the reputation of our brand and have a negative impact on our sales. Even instances of food-borne illness, food tampering or other food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our sales. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.

Increases in the prices of, or reductions in the availability of, any of our core food products could reduce our operating margins and revenues.

We purchase large quantities of beef, particularly USDA Prime grade beef, which is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. Our beef costs represented approximately 45% of our food and beverage costs during fiscal year 2016. We typically buy our beef on the “spot” market and from time to time we will enter into longer term pricing and supply agreements. During fiscal year 2016, we entered into contracts with beef suppliers to establish set pricing on a portion of anticipated beef purchases. As of December 25, 2016, we have not negotiated set pricing for beef requirements in 2017. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, our operating margins could be materially adversely affected.

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

Our ability to maintain consistent quality throughout Company-owned restaurants depends in part upon our ability to purchase USDA Prime and Choice grade beef, seafood and other food products in accordance with our rigid specifications. During fiscal year 2016, the Company purchased substantially all of the beef used in Company-owned Ruth’s Chris restaurants from two vendors, Sysco Food Services and Stock Yards Packing (a subsidiary of US Foods). Each vendor supplied about half of the Company’s beef requirements.

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

A lack of availability of suitable locations for new restaurants, the inability to renew leases at existing restaurants on similar terms and conditions, or a decline in the quality of the locations of our current restaurants may adversely affect our sales and results of operations.

The success of our restaurants depends in large part on their locations. All, but one, of our Company-owned restaurant premises are leased. If we do not renew leases when the lease terms expire, or if we are unable to renew leases on favorable terms and conditions, our operating results could be negatively impacted. Possible declines in neighborhoods where our restaurants are located or adverse economic conditions in areas surrounding those neighborhoods could also result in reduced sales in those restaurants. In addition, desirable locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation. The occurrence of one or more of these events could have a significant adverse effect on our sales and results of operations.

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

The ACA requires that employers offer health care coverage that is qualified and affordable. Coverage must be offered to all “full-time” employees, as defined by the ACA. The Company routinely reviews its health benefit plans to assure conformity with the ACA. While we have raised the eligibility requirement thresholds, the hours of service eligibility criteria for health benefits are lower than required under the ACA. Approximately 60% of eligible employees elect to participate in our health benefit plans. In the future, proportionately more employees may elect to participate in our health benefit plans because the ACA includes financial penalties for people who do not have health insurance. We are unable to reliably predict to what extent, if any, the percentage of eligible employees who elect health care coverage will increase in the future. Because we fund a majority of the cost of health benefits, our financial accounting expense will increase to the extent that additional employees elect to participate in the Company’s health benefit plans.

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

We do not exercise control over the day-to-day operations of our franchisee-owned restaurants. While we strive to ensure that franchisee-owned restaurants maintain the same high operating standards that we demand of Company-owned restaurants, one or more of these restaurants may fail to maintain these standards or provide a customer experience consistent with our brand standards. Any operational shortcomings of the franchisee-owned restaurants are likely to be attributed to our system-wide operations and could adversely affect our reputation and damage our brand as well as have a direct negative impact on the royalty income we receive from those restaurants.

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

Litigation concerning food quality, health, employment practices and other issues could require us to incur additional liabilities and/or cause guests to avoid our restaurants.

Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to our restaurants. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees, claims alleging violations of federal and state law regarding workplace and employment matters and discrimination and similar matters. In addition, we could become subject to class action lawsuits related to these matters in the future. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In addition, we are subject to “dram shop” statutes. These statutes generally permit a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent dram shop litigation against restaurant chains has resulted in significant judgments, including punitive damages. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims or for matters not covered by insurance could materially adversely affect our financial condition and results of operations. Adverse publicity resulting from these claims may also negatively impact revenues at one or more of our restaurants.

The terms of our new senior credit agreement may restrict our ability to operate our business and to pursue our business strategies.

Our new senior credit agreement contains, and any agreements governing future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us. Our new senior credit agreement, which was entered into on February 2, 2017, limits our ability, among other things, to:

•	pay dividends or purchase stock in excess of the limits permitted under the credit facility;

•	borrow money or issue guarantees;

•	make investments;

•	use assets as security in other transactions;

•	sell assets or merge with or into other companies;

•	enter into transactions with affiliates; and

•	create or permit restrictions on our subsidiaries’ ability to make payments to us.

Our ability to engage in these types of transactions is limited even if we believe that a specific transaction would contribute to our future growth or improve our operating results. Our new senior credit agreement also requires us to maintain compliance with certain financial ratios. Our ability to comply with these ratios may be affected by events outside of our control. Any non-compliance would result in a default under our new senior credit agreement and could result in our lenders declaring our senior debt immediately due and payable, which would have a material adverse effect on our financial position, consolidated results of operations and liquidity.

We cannot assure our stockholders that we will continue to pay quarterly cash dividends on our common stock or repurchase shares of our common stock under our share repurchase program. Failure to continue to pay quarterly cash dividends to our stockholders or repurchase shares of our common stock under our share repurchase program could cause the market price for our common stock to decline.

During fiscal year 2016, we continued paying quarterly cash dividends to holders of our common stock and repurchased shares of our common stock under our share repurchase program. Our ability to pay future quarterly cash dividends or repurchase shares of our common stock will be subject to, among other things, our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our Board of Directors deems relevant. There can be no assurance that we will continue to pay a quarterly cash dividend or repurchase shares of our common stock in the future. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of shares of our common stock under our share repurchase program could cause the market price of our common stock to decline. Moreover, in the event our payment of quarterly cash dividends is reduced or discontinued, our failure or inability to resume paying quarterly cash dividends at historical levels could result in a lower market valuation of our common stock.

In the future we could incur unexpected expenses as a result of the sale of the Mitchell’s Restaurants.

Effective January 21, 2015, we sold the Mitchell’s Restaurants and related assets to Landry’s. Pursuant to the terms of the Agreement, upon closing of the sale of the Mitchell’s Restaurants, Landry’s assumed the lease obligations of the Mitchell’s Restaurants. However, we have guaranteed Landry’s lease obligations aggregating $35.3 million under nine of the leases. Also, the Agreement includes customary seller representations and warranties. There is a risk that adverse events may occur that require us to defend against or fulfill an indemnity claim, which could result in unexpected expense.

We depend on external sources of capital, which may not be available in the future.

Historically, we have relied upon external sources of capital to fund our working capital and other requirements. Currently, we utilize our new senior credit agreement to fund a portion of our working capital and other financing requirements. Any non-compliance with any restrictive or financial covenants in our new senior credit agreement could result in a default and could result in our lenders declaring our senior debt immediately due and payable, which would have a material adverse effect on our financial position, consolidated results of operations and liquidity.

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

A restaurant company employer may claim a credit against the company’s federal income taxes for FICA taxes paid on certain tip wages (the FICA tip credit). We utilize the federal FICA tip credit to reduce our periodic federal income tax expense. Changes in the tax law, including changes similar to the 2016 House Republican tax reform plan, could reduce or eliminate the FICA tip credit. The reduction or elimination of the FICA tip credit could negatively impact our results of operations and cash flows in future periods.

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

We review property and equipment (which includes leasehold improvements) for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flow and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of impairment. In determining future cash flows, we make significant estimates with respect to future operating results of each restaurant over the expected remaining life of the primary asset in the restaurant. If assets are determined to be impaired, the loss on impairment is measured by calculating the amount by which the asset-carrying amount exceeds its fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these estimates and assumptions change in the future, we may be required to record additional losses on impairment on these assets.

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

Company-owned restaurants are generally located in spaces leased by wholly-owned direct or indirect subsidiaries. Sixty-seven of the Company-owned Ruth’s Chris restaurants operate in leased space, of which the majority currently provide for an option to renew for terms ranging from approximately five years to twenty years. Historically, the Company has not had difficulty in renewing its leases in a timely manner. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on sales volumes over specified levels.

All of the Company’s Mitchell’s Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse restaurants were in leased spaces and each lease provided for at least one option to renew, with the exception of the lease for one Mitchell’s Steakhouse. Under the terms of the Agreement to sell the Mitchell’s Restaurants, Landry’s assumed the Mitchell’s Restaurants’ facility lease obligations upon closing of the sale in January 2015. However, the Company has guaranteed Landry’s lease obligations aggregating $35.3 million under nine of the leases. Landry’s indemnified the Company in the event of a default under any of the leases.

The Company’s corporate headquarters were relocated in 2011 from Heathrow, Florida. The corporate headquarters now resides in leased space (21,211 square feet) in Winter Park, Florida, with a term set to expire on August 31, 2021.

The Company owns the real estate for one Ruth’s Chris operating restaurant in Ft. Lauderdale, FL (7,800 square feet). We sold our Columbus, OH property in 2016. The Columbus restaurant was closed in February 2016.

The following table sets forth information about the Company’s existing Company-owned and franchisee-owned restaurants as of December 25, 2016. As of December 25, 2016, the Company operated 68 Ruth’s Chris restaurants. In addition, franchisees operated 81 restaurants and one restaurant operated under a management agreement. Company-owned Ruth’s Chris restaurants range in size from approximately 6,000 to approximately 13,000 square feet with approximately 180 to 375 seats. The Company expects that future restaurants will range in size from 8,000 to 12,000 square feet with approximately 230 to 250 seats.

Company-Owned Ruth's Chris Restaurants			Franchisee-Owned Ruth's Chris Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
1972	Metairie, LA	Leased	1976	Baton Rouge, LA
1977	Lafayette, LA	Leased	1985	Mobile, AL
1983	Washington, D.C.	Leased	1986	Atlanta, GA
1984	Beverly Hills, CA	Leased	1987	Pittsburgh, PA
1985	Ft. Lauderdale, FL	Owned	1987	Hartford, CT
1985	Austin, TX	Leased	1988	Philadelphia, PA
1986	Nashville, TN	Leased	1989	Honolulu, HI
1987	San Francisco, CA	Leased	1991	Richmond, VA
1987	N. Palm Beach, FL	Leased	1993	Birmingham, AL
1988	Seattle, WA	Leased	1993	San Antonio, TX
1989	Memphis, TN	Leased	1993	Taipei, Taiwan
1990	Weehawken, NJ	Leased	1993	Cancun, Mexico
1990	Scottsdale, AZ	Leased	1994	Indianapolis, IN
1992	Palm Desert, CA	Leased	1995	Long Island, NY
1992	Minneapolis, MN	Leased	1995	Toronto, Canada
1992	Chicago, IL	Leased	1996	Taichung, Taiwan
1993	Arlington, VA	Leased	1996	Indianapolis, IN
1993	Manhattan, NY	Leased	1997	Kowloon, Hong Kong
1994	San Diego, CA	Leased	1997	Raleigh (Cary), NC
1995	Westchester, NY	Leased	1998	Annapolis, MD
1996	Dallas, TX	Leased	1998	Maui, HI
1996	Troy, MI	Leased	1999	Atlanta, GA
1996	Tampa, FL	Leased	2000	Pikesville, MD
1996	Bethesda, MD	Leased	2000	San Antonio, TX
1997	Irvine, CA	Leased	2000	Wailea, HI
1997	Jacksonville, FL	Leased	2001	Kaohsiung, Taiwan
1998	Louisville, KY	Leased	2001	King of Prussia, PA
1998	Parsippany, NJ	Leased	2001	Queensway, Hong Kong
1998	Northbrook, IL	Leased	2001	Cabo San Lucas, Mexico
1999	Coral Gables, FL	Leased	2003	Mississauga, Canada
1999	Ponte Vedra, FL	Leased	2005	Virginia Beach, VA
1999	Winter Park, FL	Leased	2005	Baltimore, MD
2000	Sarasota, FL	Leased	2005	Atlantic City, NJ
2000	Del Mar, CA	Leased	2005	Charlotte, NC
2000	Boca Raton, FL	Leased	2006	St. Louis, MO
2001	Orlando, FL	Leased	2006	Ocean City, MD
2001	Greensboro, NC	Leased	2006	Destin, FL
2002	Woodland Hills, CA	Leased	2006	Mauna Lani, HI
2002	Fairfax, VA	Leased	2006	Huntsville, AL
2002	Bellevue, WA	Leased	2006	Edmonton, Canada
2002	Washington, D.C.	Leased	2007	Charlotte, NC
2003	Walnut Creek, CA	Leased	2007	Waikiki, HI
2005	Roseville, CA	Leased	2007	Columbia, SC

Company-Owned Ruth's Chris Restaurants			Franchisee-Owned Ruth's Chris Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations

2005	Boston, MA	Leased	2007	Mishawaka, IN
2005	Sacramento, CA	Leased	2007	Tokyo, Japan
2006	Pasadena, CA	Leased	2007	Madison, WI
2006	Bonita Springs, FL	Leased	2007	Calgary, Canada
2007	Lake Mary, FL*	Land Leased	2007	Rogers, AR
2007	Anaheim, CA*	Land Leased	2007	Park City, UT
2007	Biloxi, MS	Leased	2008	Aruba
2007	Knoxville, TN	Leased	2008	Myrtle Beach, SC
2007	Tyson's Corner, VA	Leased	2008	Wilmington, NC
2007	West Palm Beach, FL	Leased	2008	Ridgeland, MS
2008	Ft. Worth, TX	Leased	2008	Wilkes-Barre, PA
2008	New Orleans, LA	Leased	2008	Raleigh, NC
2008	Princeton, NJ*	Land Leased	2008	Savannah, GA
2008	Fresno, CA	Leased	2009	Greenville, SC
2008	South Barrington, IL*	Land Leased	2009	St. Louis, MO
2011	Portland, OR	Leased	2009	Durham, NC
2012	Cincinnati, OH	Leased	2009	Kennesaw, GA
2013	Houston, TX	Leased	2009	Carolina, Puerto Rico
2014	Denver, CO	Leased	2010	Salt Lake City, UT
2014	Gaithersburg, MD	Leased	2011	Grand Rapids, MI
2014	Marina del Rey, CA	Leased	2011	Asheville, NC
2015	St. Petersburg, FL	Leased	2012	Dubai, United Arab Emirates
2015	Dallas, TX	Leased	2012	Singapore
2016	Albuquerque, NM	Leased	2012	Niagara Falls, Canada
2016	El Paso, TX	Leased	2013	Las Vegas, NV
			2013	San Juan, Puerto Rico
			2013	Chattanooga, TN
			2013	Shanghai, China
			2014	Alpharetta, GA
			2014	Boise, ID
			2014	Panama City, Panama
			2014	Taipei, Taiwan
			2015	Ann Arbor, MI
			2015	Charleston, SC
			2015	San Antonio, TX
			2016	Jakarta, Indonesia
			2016	Odenton, MD
			2016	Greenville, SC

Ruth's Chris Restaurants Under Management Agreement
Year Opened	Locations
2012	Cherokee, NC

*	The Company owns the building and leases the land pursuant to a long-term ground lease.

Item 3.	LEGAL PROCEEDINGS

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

The Company sells a considerable number of gift cards, which are issued and administered by a third party gift card issuer and service provider, consistent with common retail industry practice. The third party gift card issuer is paid a net fee for its services by the Company. The third party gift card issuer and service provider, as well as a number of other restaurant companies, retailers and gift card issuers, were named as defendants in a qui tam action filed under seal in June 2013 by William French on behalf of the State of Delaware in the Superior Court of Delaware in and for New Castle County. The complaint alleges that the Company and the other defendants intentionally failed to report and remit money with respect to unused gift cards to the State of Delaware under the Delaware Escheats Law, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit such money to Delaware in violation of the Delaware False Claims and Reporting Act (DFCRA).  The complaint further alleges that the amount of money that the Company should have escheated to Delaware is approximately $30 million.  The complaint seeks monetary damages (including treble damages under the DFCRA), penalties, and attorneys’ fees and costs.  The case was unsealed in March 2014, at which time the court also granted the State of Delaware’s motion to intervene.  In August 2016, the Company filed a motion to dismiss the case, and a hearing on that motion was held in October 2016. The motion to dismiss is currently pending. All parties to the case are now in the process of seeking discovery.  The deadline for completing fact discovery is May 2017.  The Company believes it is in compliance with the Delaware Escheats Law and has not violated the DFCRA. The Company has been vigorously defending the action, and intends to continue to do so.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Select Market under the trading symbol “RUTH.” As of February 28, 2017, there were 121 holders of record of its common stock.

The following table sets forth, for the period indicated, the highest and lowest sale price for its common stock for fiscal years 2016 and 2015, as reported by the Nasdaq Global Select Market:

	High	Low
Fiscal Year ended December 27, 2015
First Quarter	$16.09	$14.23
Second Quarter	$16.08	$14.31
Third Quarter	$17.53	$15.67
Fourth Quarter	$17.40	$15.07

Fiscal Year ended December 25, 2016
First Quarter	$17.92	$15.32
Second Quarter	$18.48	$15.88
Third Quarter	$16.16	$14.85
Fourth Quarter	$19.50	$13.99

Dividends and Common Stock Repurchase Program

We commenced paying quarterly cash dividends to holders of our common stock in May 2013. The payment of dividends is within the discretion of our Board of Directors and will depend upon our earnings, capital requirements and operating and financial condition, among other factors. In addition, we may not pay a dividend if there is a default (or if a default would result from such dividend payment) under our senior credit agreement. Under our new senior credit facility, restricted junior payments, which include cash dividend payments, repurchases of our equity securities and payment and prepayments of subordinated indebtedness, made subsequent to February 2, 2017 are limited to $100.0 million if our consolidated debt ratio is greater than or equal to 2.00:1.00, and are not limited in amount if our consolidated debt ratio is less than 2.00:1.00. As of the date of this Annual Report no junior restricted payments have been made since February 2, 2017.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date

Fiscal Year 2015:
February 13, 2015	$0.06	February 26, 2015	$2,082	March 12, 2015
April 21, 2015	$0.06	May 14, 2015	$2,090	May 28, 2015
July 22, 2015	$0.06	August 13, 2015	$2,108	August 27, 2015
October 30, 2015	$0.06	November 19, 2015	$2,069	December 3, 2015

Fiscal Year 2016:
February 12, 2016	$0.07	February 25, 2016	$2,350	March 10, 2016
April 28, 2016	$0.07	May 12, 2016	$2,338	May 26, 2016
July 29, 2016	$0.07	August 11, 2016	$2,282	August 25, 2016
October 28, 2016	$0.07	November 10, 2016	$2,226	November 23, 2016

Subsequent to the end of fiscal year 2016, the Company’s Board of Directors declared a $0.09 per share cash dividend ($2.9 million in total) payable on March 9, 2017. Dividends are paid to holders of common stock and restricted stock.

On April 28, 2016, the Company announced that its Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors. The new share repurchase program replaces the Company’s previous share repurchase program announced in November 2014, which has been terminated. The previous share repurchase program had permitted the repurchase of up to $50 million of outstanding common stock, of which approximately $9.5 million remained unused upon its termination. The Company conducts any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of its shares. The program has no termination date. As of December 25, 2016, $26.6 million remained available for further purchases under the new program.

Stock repurchase activity during the fiscal quarter ended December 25, 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value that May Yet be Purchased under the Program – Amounts in thousands

September 26, 2016 to October 30, 2016	244,187	$14.49	244,187	$28,156
October 31, 2016 to November 27, 2016	103,268	$15.16	103,268	$26,590
November 28, 2016 to December 25, 2016	—	—	—	$26,590
Totals for the fiscal quarter	347,455	$14.69	347,455	$26,590

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

CUMULATIVE TOTAL RETURN

Assuming an investment of $100 and reinvestment of dividends

	12/23/11	12/28/12	12/27/13	12/26/14	12/24/15	12/23/16
Ruths Hospitality Group, Inc.	$100	$132	$276	$269	$305	$352
S&P 500	$100	$116	$154	$175	$177	$198
S&P Smallcap 600	$100	$116	$164	$174	$170	$216
Dow Jones US Restaurants & Bars	$100	$102	$130	$138	$167	$177

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

	Fiscal Year
	2016	2015	2014	2013	2012
	($ in thousands)
Income Statement Data:
Revenues:
Restaurant sales	$363,147	$351,875	$325,437	$304,200	$292,912
Franchise income	17,301	16,661	15,763	15,012	13,836
Other operating income	5,499	4,897	4,897	3,142	3,537

Total revenues	385,947	373,433	346,097	322,354	310,285

Costs and expenses:
Food and beverage costs	107,075	108,101	103,259	93,386	92,608
Restaurant operating expenses	172,999	165,847	156,242	145,664	141,227
Marketing and advertising	11,406	10,925	10,076	9,341	9,158
General and administrative costs	31,488	30,242	24,311	27,808	25,612
Depreciation and amortization expenses	13,434	12,520	10,917	10,229	11,050
Pre-opening costs	1,986	1,032	1,630	691	540
Loss on impairments	-	-	-	-	3,262
Gain on settlements, net	-	-	-	(1,719)	(683)

Total costs and expenses	338,388	328,667	306,435	285,400	282,774

Operating income	47,559	44,766	39,662	36,954	27,511

Other income (expense):
Interest expense	(1,154)	(790)	(1,159)	(1,640)	(2,364)
Debt issuance costs written-off	-	-	-	-	(807)
Other	10	358	37	(77)	(293)

Income from continuing operations before income tax expense	46,415	44,334	38,540	35,237	24,047

Income tax expense	15,660	14,168	11,830	10,744	7,855
Income from continuing operations	30,755	30,166	26,710	24,493	16,192

Income (loss) from discontinued operations, net of income taxes	(290)	(162)	(10,255)	(2,004)	187

Net income	30,465	30,004	16,455	22,489	16,379
Preferred stock dividends	-	-	-	-	514
Accretion of preferred stock redemption value	-	-	-	-	73

Excess of redemption value over carrying value of preferred shares redeemed	-	-	-	-	35,776

Net income (loss) applicable to preferred and common shareholders	$30,465	$30,004	$16,455	$22,489	$(19,984)

	2016	2015	2014	2013	2012
	($ in thousands, except per share data)
Basic earnings (loss) per share:
Continuing operations	$0.97	$0.88	$0.76	$0.71	$(0.59)
Discontinued operations	(0.01)	0.01	(0.29)	(0.06)	0.01
Basic earnings (loss) per share	$0.96	$0.88	$0.47	$0.65	$(0.58)

Diluted earnings (loss) per share:
Continuing operations	$0.96	$0.87	$0.75	$0.69	$(0.59)
Discontinued operations	(0.01)	0.01	(0.29)	(0.06)	0.01
Diluted earnings (loss) per share	$0.95	$0.87	$0.46	$0.63	$(0.58)
Shares used in computing earnings (loss) per common share:
Basic	31,670,189	34,018,582	34,955,760	34,761,160	34,313,636
Diluted	32,108,965	34,434,407	35,415,483	35,784,430	34,313,636
Dividends declared per common share	$0.28	$0.24	$0.20	$0.12	$-

Balance Sheet Data (at end of fiscal year):
Cash and cash equivalents	$3,788	$3,095	$4,301	$10,586	$7,909
Total assets	207,472	198,597	218,567	228,081	229,702
Total long-term debt including current portion	25,000	-	13,000	19,000	45,000
Total shareholders' equity	79,009	97,902	96,311	100,653	80,733

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes to the consolidated financial statements. We report our financial results on a 52/53-week fiscal year, which ends on the last Sunday in December. Fiscal years 2016, 2015 and 2014 each included 52 weeks of operations.

Overview

Ruth’s Hospitality Group, Inc. develops and operates fine dining restaurants under the trade name Ruth’s Chris Steak House. As of December 25, 2016, there were 150 Ruth’s Chris Steak House restaurants, including 68 Company-owned restaurants, one restaurant operating under a management agreement and 81 franchisee-owned restaurants, including 20 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. Subsequent to the Company’s fiscal year 2016, the Company opened one Company-owned restaurant in Waltham, MA and one restaurant operating under a contractual agreement in Tulsa, OK.

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

Our Ruth’s Chris restaurants cater to special occasion diners and frequent customers, in addition to the business clientele traditionally served by upscale steakhouses, by providing a dining experience designed to appeal to a wide range of guests. We believe our focus on creating this broad appeal provides us with opportunities to expand into a wide range of markets, including many markets not traditionally served by upscale steakhouses. We offer USDA Prime and other high quality steaks that are aged and prepared to exact company standards and cooked in 1,800-degree broilers. We also offer veal, lamb, poultry and seafood dishes and a broad selection of appetizers. We complement our distinctive food offerings with an award-winning wine list. During the fiscal year 2016, the average check was $81 per person at Company-owned Ruth’s Chris Restaurants.

All Company-owned Ruth’s Chris Steak House restaurants are located in the United States. The franchisee-owned Ruth’s Chris Steak House restaurants include 20 international franchisee-owned restaurants in Aruba, Canada, China (Hong Kong and Shanghai), Indonesia, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. We opened two new Company-owned Ruth’s Chris Steak House restaurants in 2015 – one in St. Petersburg, FL in February and one in Dallas, TX in November. Two new Company-owned Ruth’s Chris Steak House restaurants opened during 2016, in Albuquerque, NM and El Paso, TX. Franchisees opened two new restaurants during 2016, in Jakarta, Indonesia and Greenville, SC. The franchisee-owned Ruth’s Chris Steak House restaurant in San Salvador, El Salvador closed in January 2016. Due to local market conditions and disappointing financial results, we closed our Ruth’s Chris Steak House restaurant in Columbus, OH in February 2016 after nearly seventeen years of operations. Subsequent to the Company’s fiscal year 2016, the Company opened one Company-owned restaurant in Waltham, MA and one restaurant operating under a contractual agreement in Tulsa, OK.

Sale of Mitchell’s Restaurants

The Company acquired the Mitchell’s Restaurants in 2008. Mitchell’s Fish Market is an upscale seafood concept and Mitchell’s/Cameron’s Steakhouse is a modern American steakhouse concept.

In November 2014, the Company and Landry’s, Inc. and Mitchell’s Entertainment, Inc., an affiliate of Landry’s Inc. (together with Landry’s Inc., Landry’s), entered into an asset purchase agreement (the Agreement). Pursuant to the Agreement, the Company agreed to sell the Mitchell’s Restaurants and related assets to Landry’s for $10 million. The sale of the Mitchell’s Restaurants closed on January 21, 2015. The assets sold consist primarily of leasehold interests, leasehold improvements, restaurant equipment and furnishings, inventory, and related intangible assets, including brand names and trademarks associated with the 21 Mitchell’s Restaurants. Under the terms of the Agreement, Landry’s assumed the Mitchell’s Restaurants’ facility lease obligations and the Company will reimburse Landry’s for gift cards sold prior to the closing date and used at the Mitchell’s Restaurants during the eighteen months following the closing date. During the third quarter of fiscal year 2016, the Company recognized a $466 thousand benefit from the extinguishment of the liability related to these gift cards. For financial reporting purposes, the Mitchell’s Restaurants are classified as a discontinued operation for all periods presented.

Recap of Fiscal Year 2016 and Fiscal Year 2015 Operating Results

Operating income for fiscal year 2016 increased from fiscal year 2015 by $2.8 million to $47.6 million. Operating income for fiscal year 2016 was favorably impacted by an $11.3 million increase in restaurant sales and a decrease in food and beverage costs of $1.0 million. These favorable impacts were somewhat offset by increased restaurant operating expenses, marketing and advertising, general and administrative costs, depreciation and amortization expenses and pre-opening costs. Higher restaurant sales were attributable both to an increase in comparable Company-owned restaurant sales and new or relocated restaurants. After-tax income from continuing operations during fiscal year 2016 increased from fiscal year 2015 by $589 thousand to $30.8 million. Fiscal year 2016 net income increased from fiscal year 2015 by $461 thousand to $30.5 million. Operating income for fiscal year 2015 increased from fiscal year 2014 by $5.1 million to $44.8 million. Operating income for fiscal year 2015 was favorably impacted by a $26.4 million increase in restaurant sales, which was somewhat offset by increased food and beverage costs and restaurant operating expenses. Higher restaurant sales were attributable both to an increase in comparable Company-owned restaurant sales and new or relocated restaurants. After-tax income from continuing operations during fiscal year 2015 increased from fiscal year 2014 by $3.5 million to $30.2 million. Fiscal year 2015 net income increased from fiscal year 2014 by $13.5 million to $30.0 million. Net income for fiscal year 2014 was adversely impacted by a $10.3 million loss from discontinued operations. The fiscal year 2014 loss from discontinued operations was largely attributable to the impairment of the assets of the Mitchell’s Restaurants.

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

Franchise Income. Franchise income includes (1) franchise and development fees charged to franchisees and (2) royalty income. Franchise royalties consist of 5.0% of adjusted gross sales from each franchisee-owned restaurant. In addition, our more recent franchise agreements require up to a 1.0% advertising fee to be paid by the franchisee, which is applied to national advertising expenditures. Under our prior franchise agreements, the Company would pay 1.0% out of the 5.0% royalty toward national advertising. We evaluate the performance of our franchisees by measuring franchisee-owned restaurant operating weeks, which is impacted by franchisee-owned restaurant openings and closings, and comparable franchisee-owned restaurant sales growth, which together with operating weeks, drives royalty income.

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

RUTH'S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Results of Operations

	Fiscal Year
	2016	2015	2014
Revenues:
Restaurant sales	94.1%	94.2%	94.0%
Franchise income	4.5%	4.5%	4.6%
Other operating income	1.4%	1.3%	1.4%

Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	29.5%	30.7%	31.7%
Restaurant operating expenses (percentage of restaurant sales)	47.6%	47.1%	48.0%
Marketing and advertising	3.0%	2.9%	2.9%
General and administrative costs	8.2%	8.1%	7.0%
Depreciation and amortization expenses	3.5%	3.4%	3.2%
Pre-opening costs	0.5%	0.3%	0.5%

Total costs and expenses	87.7%	88.0%	88.5%

Operating income	12.3%	12.0%	11.5%

Other income (expense):
Interest expense	(0.3%)	(0.2%)	(0.3%)
Other	0.0%	0.1%	(0.1%)

Income from continuing operations before income tax expense	12.0%	11.9%	11.1%
Income tax expense	4.1%	3.8%	3.4%

Income from continuing operations	8.0%	8.1%	7.7%

Income (loss) from discontinued operations, net of income taxes	(0.1%)	(0.1%)	(2.9%)

Net income	7.9%	8.0%	4.8%

Fiscal Year 2016 Compared to Fiscal Year 2015

Restaurant Sales. Restaurant sales increased $11.3 million, or 3.2%, to $363.1 million during fiscal year 2016 from fiscal year 2015. The increase was attributable to a $5.9 million increase in comparable Company-owned restaurant sales and $5.5 million from new or relocated restaurants. Excluding discontinued operations, total operating weeks during fiscal year 2016 increased to 3,489 from 3,433 during fiscal year 2015. Comparable Company-owned restaurant sales increased 1.6%, which consisted of an average check increase of 2.5%, partially offset by a traffic decrease of 0.8%.

Franchise Income. Franchise income increased $640 thousand, or 3.8%, to $17.3 million during fiscal year 2016 from fiscal year 2015. The increase was driven primarily by a $426 thousand increase from new or re-located locations which opened during fiscal years 2016. The remaining increase is from an increase in comparable franchisee-owned restaurant sales of 1.0%.

Other Operating Income. Other operating income during fiscal year 2016 increased $602 thousand, or 12.3%, to $5.5 million during fiscal year 2016 from fiscal year 2015. Other operating income includes gift card breakage revenue, our share of income from a managed restaurant and miscellaneous restaurant income. Fiscal year 2016 gift card breakage revenue increased $218 thousand from fiscal year 2015 due to an increase in gift card sales. Our management fee and our share of income from the Cherokee location was $1.4 million during fiscal year 2016 and $992 thousand during fiscal year 2015.

Food and Beverage Costs. Food and beverage costs decreased $1.0 million, or 0.9%, to $107.1 million during fiscal year 2016 from fiscal year 2015. Food and beverage costs, as a percentage of restaurant sales, decreased 124 basis points to 29.5% compared to fiscal year 2015 largely due to a 2.5% increase in menu pricing and 5.5% lower beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $7.2 million, or 4.3%, to $173.0 million during fiscal year 2016 from fiscal year 2015. Restaurant operating expenses, as a percentage of restaurant sales, increased 51 basis points to 47.6% compared to fiscal year 2015 primarily due to increased labor costs.

Marketing and Advertising. Marketing and advertising expenses increased $481 thousand to $11.4 million during fiscal year 2016 from fiscal year 2015. The increase in marketing and advertising expenses during fiscal year 2016 was attributable to a planned increase in advertising. Marketing and advertising was 3.0% of total revenues, which was relatively unchanged from fiscal year 2015.

General and Administrative. General and administrative expenses increased $1.2 million to $31.5 million during fiscal year 2016 from fiscal year 2015, primarily due to an increase in legal fees of $1.1 million and salaries of $459 thousand, partially offset by a decrease in incentive and stock-based compensation of $757 thousand.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $914 thousand to $13.4 million during fiscal year 2016, primarily due to property additions related to new restaurants and remodel projects placed in service in fiscal years 2015 and 2016.

Pre-opening Costs. Pre-opening costs increased $954 thousand to $2.0 million during fiscal year 2016, primarily due to two new restaurant openings in 2016 and two new restaurant openings in January 2017 compared to two new openings in 2015.

Interest Expense. Interest expense increased $364 thousand to $1.2 million during fiscal year 2016 from fiscal year 2015. The increase in expense was primarily due to a higher average debt balance during fiscal year 2016.

Other Income. Other income decreased $348 thousand to $10 thousand during fiscal year 2016 from fiscal year 2015 primarily due to settlement proceeds received during fiscal year 2015 related to overbillings from a vendor for prior periods.

Income Tax Expense. During fiscal year 2016, we recognized income tax expense of $15.7 million. During fiscal year 2015, we recognized income tax expense of $14.2 million. The effective tax rate increased to 33.7% during fiscal year 2016 compared to 32.0% during fiscal year 2015. The increase in the effective tax rate in fiscal year 2016 was primarily due to an increase in state income taxes.

Income from Continuing Operations. Income from continuing operations of $30.8 million during fiscal year 2016 increased by $589 thousand compared to fiscal year 2015 due to the factors noted above.

Loss from Discontinued Operations, net of income taxes. Loss from discontinued operations, net of income taxes during fiscal year 2016 was a loss of $290 thousand compared with a loss of $162 thousand during fiscal year 2015. Discontinued operations includes: the recurring revenues and expenses of restaurants closed or held for sale; impairments and loss on assets of restaurants closed or held for sale; impacts of remeasurement of lease liabilities associated with closed restaurants; and related income taxes.

The fiscal year 2016 loss from discontinued operations is primarily attributable to $842 thousand of occupancy related costs from a closed Ruth’s Chris Steak House restaurant partially offset by a $466 thousand benefit from the extinguishment of a liability related to Mitchell’s Restaurant gift cards and a $186 thousand income tax benefit. The fiscal year 2015 loss from discontinued operations is primarily attributable to a $1.0 million loss from Mitchell’s Restaurants, partially offset by an $869 thousand income tax benefit. The $869 thousand income tax benefit is primarily due to a tax loss recognized on the sale of Mitchell’s Restaurants.

Net Income. Net income was $30.5 million during fiscal year 2016 compared to $30.0 million net income during fiscal year 2015 due to the factors noted above.

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

Net Income. Net income was $30.0 million during fiscal year 2015 compared to $16.5 million net income during fiscal year 2014 due to the factors noted above.

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

	Fiscal Year
	2016	2015	2014

	(Dollar amounts in thousands)
Revenues:
Company-owned steakhouse restaurants	$366,054	$354,398	$327,731
Franchise operations	17,301	16,661	15,763
Unallocated other revenue and revenue discounts	2,592	2,374	2,603
Total revenues	$385,947	$373,433	$346,097

Segment profits:
Company-owned steakhouse restaurants	$85,980	$80,450	$68,230
Franchise operations	17,301	16,661	15,763
Total segment profit	103,281	97,111	83,993

Unallocated operating income	2,592	2,374	2,603
Marketing and advertising expenses	(11,406)	(10,925)	(10,076)
General and administrative costs	(31,488)	(30,242)	(24,311)
Depreciation and amortization expenses	(13,434)	(12,520)	(10,917)
Pre-opening costs	(1,986)	(1,032)	(1,630)
Interest expense, net	(1,154)	(790)	(1,159)
Other income (expense)	10	358	37
Income from continuing operations before income tax expense	$46,415	$44,334	$38,540

Fiscal year 2016 segment profits for the Company-owned steakhouse restaurant segment increased by $5.5 million to $86.0 million from fiscal year 2015. The increase was primarily driven by an increase in revenues of $11.7 million, partially offset by an increase in segment expenses of $6.1 million. The $640 thousand increase in franchise operations segment profitability is primarily attributable to a $426 thousand increase from new or re-located locations which opened during fiscal year 2016. The remaining increase is from an increase in comparable franchisee-owned restaurant sales of 1.0%.

Fiscal year 2015 segment profits for the Company-owned steakhouse restaurant segment increased by $12.2 million to $80.5 million from fiscal year 2014. The increase was primarily driven by an increase in revenues of $26.7 million, partially offset by an increase in segment expenses of $14.4 million. The $898 thousand increase in franchise operations segment profitability is primarily attributable to six new locations which opened in 2015 and 2014.

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

Liquidity and Capital Resources

Overview

Our principal sources of cash during fiscal year 2016 were net cash provided by operating activities and borrowings under our prior senior credit facility. Our principal uses of cash during fiscal year 2016 were for capital expenditures, principal repayments under our prior senior credit facility, common stock repurchases and dividend payments. Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our statement of cash flows. Except for the receipt of $10 million for the sale of the Mitchell’s Restaurants during the first quarter of fiscal year 2015, the sale of the Mitchell’s Restaurants or any of our closed restaurants reported in discontinued operations did not have a material impact on our cash flow during fiscal year 2015.

In April 2016, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $60 million of outstanding commons stock from time to time. The new share repurchase program replaces the previous share repurchase program announced in November 2014, which has been terminated. During fiscal year 2016, 2,824,322 shares were repurchased at an aggregate cost of $45.1 million or an average cost of $15.96 per share. All repurchased shares were retired and cancelled. As of December 25, 2016, $26.6 million remained available for future purchases under the share repurchase program.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. We paid a quarterly cash dividend of $0.07 per share, or $2.3 million in the aggregate, during each of the first, second and third quarters of fiscal year 2016 and $2.2 million in the fourth quarter of fiscal year 2016. On February 17, 2017, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per share, or $2.9 million in the aggregate, to be paid on March 9, 2017 to common and restricted stockholders of record as of the close of business on February 23, 2017. Future dividends will be subject to the approval of our Board of Directors.

We believe that our borrowing ability under our new senior credit facility coupled with our anticipated cash flow from operations should provide us with adequate liquidity in fiscal year 2017.

Senior Credit Facility

As of December 25, 2016, we had $25.0 million of outstanding indebtedness under our prior senior credit facility with approximately $70.9 million of borrowings available, net of outstanding letters of credit of approximately $4.1 million. As of December 25, 2016, the weighted average interest rate on our outstanding debt was 2.7% and the weighted average interest rate on our outstanding letters of credit was 2.13%. In addition, the fee on the unused portion of our prior senior credit facility was 0.2%.

On February 2, 2017, we entered into a credit agreement with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (the Credit Agreement) governing a new senior credit facility that replaced the prior credit facility. The Credit Agreement provides for a revolving credit facility of $90.0 million with a $5.0 million subfacility for letters of credit and a $5.0 million subfacility for swingline loans. Subject to the satisfaction of certain conditions and lender consent, the revolving credit facility may be increased up to a maximum of $150.0 million. The Credit Agreement has a maturity date of February 2, 2022. At our option, revolving loans may bear interest at (i) LIBOR, plus an applicable margin or (ii) the highest of (a) the rate publicly announced by Wells Fargo as its prime rate, (b) the average published federal funds rate in effect on such day plus 0.50% and (c) one month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is based on our actual leverage ratio, ranging (a) from 1.50% to 2.25% above the applicable LIBOR rate or (b) at our option, from 0.50% to 1.25% above the applicable base rate.

The Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants requiring a minimum fixed coverage charge ratio and limiting our consolidated leverage ratio. The Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company. If any event of default occurs and is not cured within the applicable grace period, or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments under the Credit Agreement and the lenders’ commitments may be terminated. The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries (the Guarantors), and are secured by a lien on substantially all of our personal property assets other than any equity interest in current and future subsidiaries of the Company.

Under the Credit Agreement, restricted junior payments, which include cash dividend payments, repurchases of our equity securities and payments and prepayments of subordinated indebtedness, made subsequent to February 2, 2017 are limited to $100.0 million if our consolidated leverage ratio is greater than or equal to 2.00:1.00, and are not limited in amount if our consolidated leverage ratio is greater than or equal to 2.00:1.00. As of the date of this Annual Report on Form 10-K, no junior restricted payments have been made since February 2, 2017.

Capital Expenditures

Capital expenditures in fiscal year 2016, which aggregated $26.2 million, pertained primarily to $13.5 million for new restaurants and $8.4 million for restaurant remodel projects. Capital expenditures in fiscal year 2015, which aggregated $20.3 million, pertained primarily to: $12.5 million for restaurant remodel projects and $6.8 million for new restaurants. Capital expenditures in fiscal year 2014, which aggregated $20.1 million, pertained primarily to $7.7 million for various restaurant remodel projects; $9.7 million for new restaurants; and $2.8 million for the acquisition of the Austin, TX Ruth’s Chris Steak House Restaurant from the owner franchisee. We anticipate capital expenditures in fiscal year 2017 will be approximately $24.0 to $26.0 million. We currently expect to open three Company-owned restaurants at leased locations and one restaurant operating under a contractual agreement in fiscal year 2017.

 Cash Flows

The following table summarizes our primary sources and uses of cash (in thousands):

	Fiscal Year
	2016	2015	2014

Net cash provided by (used in):
Operating activities	$56,294	$54,587	$43,348
Investing activities	(25,409)	(10,292)	(20,016)
Financing activities	(30,192)	(45,501)	(29,617)
Net increase (decrease) in cash and cash equivalents	$693	$(1,206)	$(6,285)

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

Financing Activities. Financing activities used cash in all three years. During fiscal year 2016, we: used $45.1 million to repurchase common stock; increased the debt outstanding under our prior senior credit facility by $25.0 million; paid dividends of $9.2 million; and paid $1.5 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options. We paid $1.5 million in taxes in connection with the vesting of restricted stock and the exercise of stock options because some recipients elected to satisfy their individual minimum tax withholding obligations by having us withhold a number of vested shares of restricted stock and/or a number of shares otherwise issuable pursuant to stock options, in each case in an amount having a value on the date of vesting or exercise equal to a recipient’s minimum federal and state withholding taxes. During fiscal year 2015, we: reduced the debt outstanding under our prior senior credit facility by $13.0 million; used $23.8 million to repurchase common stock; paid dividends of $8.3 million; and paid $1.4 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options. During fiscal year 2014, we: reduced the debt outstanding under our senior credit facility by $6.0 million; used $15.4 million to repurchase common stock; paid dividends of $7.1 million; and paid $3.1 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options.

Contractual Obligations

The following table summarizes our contractual obligations as of December 25, 2016:

	Payments due by period
		Less than	1-2	3-5	More than
	Total	1 year	years	years	5 years
	(in millions)
Long-term debt obligations	$25.9	$0.9	$-	$-	$25.0
Operating lease obligations	214.6	21.8	20.8	53.6	118.4
Total	$240.5	$22.7	$20.8	$53.6	$143.4

Long-term debt obligations include principal maturities and expected interest payments. Expected interest payments were estimated using the interest and fee rates under our senior credit facility as of December 25, 2016. Operating lease obligations do not include contingent rent, common area maintenance, property taxes and other pass through charges from our landlords. The above table does not include recorded liabilities to vendors or employees nor does it include routine purchase commitments for food and supplies.

Pursuant the terms of the Agreement, upon closing of the sale of the Mitchell’s Restaurants in January 2015, Landry’s assumed the lease obligations of the Mitchell’s Restaurants. However, the Company has guaranteed Landry’s lease obligations aggregating $35.3 million under nine of the leases. Landry’s indemnified the Company in the event of a default under any of the leases. The above table does not include potential lease obligations for the Mitchell’s Restaurants.

Off-Balance Sheet Arrangements

As of December 25, 2016, we do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition is based upon our audited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements is based, in part, on our critical accounting policies that require us to make estimates and judgments that affect the amounts reported in those consolidated financial statements. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 of the consolidated financial statements. Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

Deferred Gift Card Revenue and Gift Card Breakage Revenue

Revenue from restaurant sales is recognized when food and beverage products are sold. Deferred revenue primarily represents the Company’s liability for gift cards that have been sold but not yet redeemed, and is recorded at the expected redemption value. When the gift cards are redeemed, the Company recognizes restaurant sales and reduces the deferred revenue liability. Company issued gift cards redeemed at franchisee-owned restaurants reduce the deferred revenue liability but do not impact our restaurant sales. Gift card transactions involving franchisees are settled on a monthly basis through the Company’s third party gift card provider. The expected redemption value of gift cards represents the full value of all gift cards issued less the amount the Company has recognized as other operating income for gift cards that are not expected to be redeemed.

The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage. Gift card breakage produces a revenue stream which is a key element of the profitability of the Company’s gift card program and is classified as a component of other operating revenue.

The Company’s accounting method for recognizing breakage revenue is the redemption method. Under the redemption method, breakage revenue is recognized and the gift card liability is derecognized for unredeemed gift cards in proportion to actual gift card redemptions based on historical breakage rates. The Company will continue to review historical gift card redemption information to assess the reasonableness of projected gift card breakage rates and patterns of redemption. Future gift card usage may be different than our historical experience and as result our estimate of cards not expected to be redeemed is subject to inherent uncertainty. If actual redemption activity differs significantly from our historical experience our deferred revenue liability and results of operations could be materially impacted.

Impairment of the Assets of the Mitchell’s Restaurants

During the third quarter of fiscal year 2014, the Company reassessed its asset grouping specific to its Mitchell’s Fish Market and Mitchell’s/Cameron’s Steakhouse restaurants (the Mitchell’s Restaurants) under FASB ASC Topic 360, Property, Plant and Equipment, and concluded that it was appropriate to change the asset group from the individual restaurant unit to the set of Mitchell’s Restaurants. As a result of the reassessment, the Company determined that a triggering event had occurred requiring an impairment evaluation of its trademarks and long-lived assets. Consequently, during the third quarter of fiscal year 2014, the Company recorded an impairment loss aggregating to $15.3 million. Specifically, the Company recorded a $7.3 million impairment loss related to trademark intangible assets and an $8.0 million impairment loss related to long-lived assets (primarily leasehold improvements). The impairment of both the trademark intangible assets and the long-lived assets was measured based on the amount by which the carrying amount of assets exceeded fair value. Fair value was estimated based on both the market and income approaches utilizing market participant assumptions reflecting all available information as of the balance sheet date. In November 2014, the Company agreed to sell its Mitchell’s Restaurants and related assets to a third party for $10.0 million. The sale of the Mitchell’s Restaurants closed on January 21, 2015. The assets sold consist primarily of leasehold interests, leasehold improvements, restaurant equipment and furnishings, inventory, and related intangible assets, including brand names and trademarks associated with the Mitchell’s Restaurants. A $1.8 million loss on assets held for sale was recorded in the fourth quarter of fiscal year 2014. The results of operations and impairment charges pertaining to the Mitchell’s Restaurants have been classified as discontinued operations in the consolidated statements of income for all periods presented.

Impairment of Long-Lived Assets

We review property and equipment (which includes leasehold improvements) for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of permanent impairment. In determining future cash flows, we make significant estimates with respect to future operating results of each restaurant over the expected remaining life of the primary asset in the restaurant. If assets are determined to be impaired, the loss on impairment is measured by calculating the amount by which the asset-carrying amount exceeds its fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record additional losses on impairment on these assets. As noted above, during the third quarter of fiscal year 2014, an $8.0 million impairment loss was recorded related to the long-lived assets of the Mitchell’s Restaurants.

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

Valuation and Recoverability of Goodwill and Franchise Rights

Goodwill and franchise rights arose primarily from our acquisition of franchisee-owned Ruth’s Chris restaurants. The most significant acquisitions were completed in 1996, 1999, 2006 and 2007. Goodwill and franchise rights acquired prior to 2008 are not subject to amortization. Such assets must be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A variety of inherently uncertain estimates, judgments and projections are used in both assessing whether there has been an indicator that an impairment of an intangible asset may have occurred and estimating fair value of possibly impaired assets. Management is required to: project future sales and cash flows associated with a specific intangible asset; assess maintenance and capital improvement requirements; estimate the cost of capital (or discount rate) that a market participant would use in assessing value for a specific intangible asset; and anticipate changes in usage and operating performance. Changes in the following will impact future assessments of whether or not our intangible assets have been impaired: our expectations regarding future sales and profitability; the economic environment; competitive conditions; the desirability of restaurant sites; and the cost of capital to the restaurant industry generally and the Company specifically.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; unfavorable results of testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets which could have a material impact on our consolidated financial statements. If we determine that an intangible asset may be impaired we are required to estimate its fair value. Because similar intangible assets are not bought and sold regularly in public markets, estimates of fair value of our intangible assets are inherently uncertain. Franchise rights tend to be bought and sold as components of the business units being sold. Also, franchise rights tend to be unique assets further complicating the task of estimating the fair value of such assets.

The goodwill impairment test involves a two-step process. The first step is a comparison of the carrying value of the reporting unit to its fair value. Consistent with the valuation of restaurant operations, the Company utilizes a multiple of EBITDA to approximate the fair value of the reporting unit for purposes of completing Step 1 of the evaluation. The Company considers EBITDA multiples of publicly held companies, including its own, as well as other private reporting unit acquisitions. As of November 27, 2016, the estimated fair value of the reporting unit exceeded its carrying value. If the reporting unit’s fair value had not exceeded its carrying value as the balance sheet date, the Company would have completed Step 2 of the evaluation by comparing the implied fair value of goodwill with the net asset value of the reporting unit. The Company would have calculated the implied fair value by allocating the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the unit. The fair value of the reporting unit with goodwill on the balance sheet as of November 27, 2016 significantly exceeds its financial statement carrying value.

The fair value of our franchise rights are estimated and compared to their carrying values. We estimate the fair value of these intangible assets using an excess earnings approach, which estimates value based upon the discounted value of future cash flow expected to be generated by Company-owned restaurants in the acquired trade area, net of all contributory asset returns. This calculation requires market based assumptions related to projected cash flows, projected capital expenditures, as well as a discount rate. We recognize an impairment loss when the estimated fair value of the franchise rights is less than its carrying value. We completed our impairment test of our franchise rights and concluded as of the date of the test, there was no impairment because the estimated fair values significantly exceeded the financial statement carrying values as of November 27, 2016.

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

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, Income Taxes (Topic 740). Topic 740 establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We recognize deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities resulted in a net deferred tax asset, an evaluation is made of the probability of our ability to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. The realization of such net deferred tax will generally depend on whether we will have sufficient taxable income of an appropriate character within the carry-forward period permitted by the tax law. Without sufficient taxable income to utilize the deductible amounts and carry forwards, the related tax benefits will expire unused. We have evaluated both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Measurement of deferred items is based on enacted tax laws.

Recent Accounting Pronouncements for Future Application

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. The new standard is effective for interim and annual periods in fiscal years beginning after December 15, 2017, which will require the Company to adopt these provisions in the first quarter of fiscal 2018. The standard permits the use of either the retrospective or cumulative effect transition method and is expected to impact the Company’s recognition of revenue related to franchise development and site specific fees. The Company currently recognizes franchise development and site specific fees when new franchisee-owned restaurants open. Under ASU 2014-09, development and site specific fees will be recognized over the life of the applicable franchise agreements, which is typically 20 years. The Company expects the new standard to have a material effect on the consolidated financial statements. The Company expects that the most significant change relates to an increase of approximately $3 million to $6 million to the deferred revenue liability on the consolidated balance sheet for previously recognized franchise development and site specific fees that will be recognized over the life of the applicable franchise agreements under the new standard. In addition, ASU 2014-09 is expected to impact the classification of advertising contributions from franchisees. The Company currently records advertising contributions from franchisees as a liability against which specified advertising and marketing costs are charged. Under the new standard, advertising contributions from franchisees will be classified as franchise income on the consolidated statements of income. The Company recognized advertising contributions from franchisees totaling $1.3 million, $1.4 million and $1.2 million during fiscal years 2016, 2015 and 2014, respectively, as a reduction to marketing and advertising expense on the consolidated statements of income. The Company is evaluating other potential effects that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330). The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. This pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of ASU 2015-11 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require the Company to adopt these provisions in the first quarter of fiscal 2019 using a modified retrospective approach. The Company’s restaurants operate under facility lease agreements that provide for material future lease payments (see Note 9 to the consolidated financial statements). The restaurant facility leases comprise the majority of the Company’s material lease agreements. The Company is currently evaluating the effect of the standard on its ongoing financial reporting, but expects that the adoption of ASU 2016-02 will have a material effect on its consolidated financial statements. The Company expects that the most significant changes relate to 1) the recognition of new right-of–use assets and lease liabilities on the consolidated balance sheet for restaurant facility operating leases; and 2) the derecognition of existing lease liabilities on the consolidated balance sheet related to scheduled rent increases totaling $23.5 million and $22.2 million as of December 25, 2016 and December 27, 2015, respectively.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, which will require the Company to adopt these provisions in the first quarter of fiscal 2017. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. The Company will adopt the new standard in the first quarter of fiscal year 2017. The primary impact to the Company’s financial statements will be the recognition of excess tax benefits and deficiencies as income tax benefits or expense on the consolidated statement of income, instead of in additional paid-in capital on the consolidated balance sheet. In addition, the cash flows related to excess tax benefits and deficiencies will be recorded as an operating activity on the statement of cash flows. The Company recognized excess tax benefits of $378 thousand, $743 thousand and $1.9 million in fiscal years 2016, 2015 and 2014, respectively, in additional paid-in capital on the consolidated balance sheet.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230). This update was issued to standardize how certain transactions are classified on the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU 2016-15 is not expected to have a significant impact of the Company’s ongoing financial reporting.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 25, 2016, the Company had $25.0 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical 100 basis point change in interest rates as of December 25, 2016 would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2017 of approximately $250 thousand.

Effects of Healthcare Inflation

The Company is exposed to market price fluctuations related to the cost of providing healthcare to its employees. Claim trends are predicted to outpace inflation throughout the upcoming year. Pharmacy costs are also rising in excess of general and medical cost inflation. If prices increase, or the Company experiences significantly more claims, operating margin could be materially adversely affected. Holding other variables constant, a hypothetical 10% fluctuation in healthcare costs would have an approximate impact on pre-tax earnings of approximately $1.0 million for the 2017 fiscal year.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations. Franchise fee revenue from international locations aggregated $2.9 million and $3.0 million in fiscal years 2016 and 2015, respectively.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. As of December 25, 2016, we have not negotiated set pricing for any substantial portion of our beef requirements for 2017. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. Holding other variables constant, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $4 million to $5 million for fiscal year 2017.

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

Effects of Inflation

Components of the Company’s operations subject to inflation include food, beverage, lease and labor costs. The Company’s leases require it to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. The Company believes that general inflation, excluding increases in food, labor and employee health plan costs, has not had a material impact on its results of operations in recent years.   Recently, governmental entities acted to increase minimum wage rates in several jurisdictions wherein Company-owned restaurants are located, which will increase our operating costs. The increased minimum wage rates are expected to increase employee compensation and related taxes by approximately $1.2 million in fiscal year 2017 compared to fiscal year 2016. Also, the U.S. government may act to increase the federal minimum wage rate.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 25, 2016. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 25, 2016 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2016. In making this assessment, management applied the criteria based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of the Company’s internal control over financial reporting. Based upon this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 25, 2016.

KPMG LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements included herein and issued an audit report on the Company’s internal control over financial reporting as of December 25, 2016, which follows.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ending December 25, 2016, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ruth’s Hospitality Group, Inc.:

We have audited Ruth’s Hospitality Group, Inc.’s internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ruth’s Hospitality Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ruth’s Hospitality Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ruth’s Hospitality Group, Inc. and subsidiaries as of December 25, 2016 and December 27, 2015, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 25, 2016, and our report dated March 8, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Orlando, Florida

March 8, 2017

Certified Public Accountants

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

The following table summarizes the number of stock options issued and shares of restricted stock granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 25, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under an Equity Compensation Plan (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
Amended and Restated 2005 Long-Term Equity Incentive Plan	1,369,990	$15.62	1,902,608

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

See Index to Consolidated Financial Statements appearing on page F-1. All schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

(b) Exhibits.

See Exhibit Index appearing on page E-1 for a list of exhibits filed with or incorporated by reference as part of this Annual Report on Form 10-K.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 8, 2017

RUTH’S HOSPITALITY GROUP, INC.

By:	/s/ MICHAEL P. O’DONNELL
Michael P. O’Donnell Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Ruth’s Hospitality Group, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates

/s/ MICHAEL P. O’DONNELL	Chairman of the Board and Chief Executive Officer	March 8, 2017
Michael P. O’Donnell	(Principal Executive Officer)

/s/ ARNE G. HAAK	Executive Vice President and Chief Financial Officer	March 8, 2017
Arne G. Haak	(Principal Financial and Accounting Officer)

/s/ ROBIN P. SELATI	Lead Director	March 8, 2017
Robin P. Selati

/s/ GIANNELLA ALVAREZ	Director	March 8, 2017
Giannella Alvarez

/s/ CARLA R. COOPER	Director	March 8, 2017
Carla R. Cooper

/s/ BANNUS B. HUDSON	Director	March 8, 2017
Bannus B. Hudson

/s/ ROBERT S. MERRITT	Director	March 8, 2017
Robert S. Merritt

/s/ ALAN VITULI	Director	March 8, 2017
Alan Vituli

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ruth’s Hospitality Group, Inc.:

We have audited the accompanying consolidated balance sheets of Ruth’s Hospitality Group, Inc. and subsidiaries as of December 25, 2016 and December 27, 2015, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 25, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ruth’s Hospitality Group, Inc. and subsidiaries as of December 25, 2016 and December 27, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ruth’s Hospitality Group, Inc.’s internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Orlando, Florida

March 8, 2017

Certified Public Accountants

RUTH'S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 25,	December 27,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$3,788	$3,095
Accounts receivable, less allowance for doubtful accounts 2016 - $729; 2015 - $732	20,790	18,501
Inventory	7,396	7,479
Assets held for sale	-	250
Prepaid expenses and other	2,446	1,259

Total current assets	34,420	30,584

Property and equipment, net of accumulated depreciation 2016 - $132,817; 2015 - $125,362	103,041	87,984
Goodwill	24,293	24,293
Franchise rights	32,200	32,200
Other intangibles, net of accumulated amortization 2016 - $1,179; 2015 - $1,090	2,895	3,011
Deferred income taxes	9,924	19,309
Other assets	699	1,216

Total assets	$207,472	$198,597

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$7,064	$10,018
Accrued payroll	14,902	17,064
Accrued expenses	11,672	9,280
Deferred revenue	38,155	35,202
Other current liabilities	7,622	6,308

Total current liabilities	79,415	77,872

Long-term debt	25,000	-
Deferred rent	21,737	20,275
Other liabilities	2,311	2,548

Total liabilities	128,463	100,695

Commitments and contingencies (Note 11)	-	-

Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 30,549,283 shares issued and outstanding at December 25, 2016, 33,145,687 shares issued and outstanding at December 27, 2015	305	331
Additional paid-in capital	95,266	135,403
Accumulated deficit	(16,562)	(37,832)
Treasury stock, at cost; 71,950 shares at December 25, 2016 and December 27, 2015	-	-

Total shareholders' equity	79,009	97,902

Total liabilities and shareholders' equity	$207,472	$198,597

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar amounts in thousands, except share and per share data)

	Fiscal Year Ended
	December 25,	December 27,	December 28,
	2016	2015	2014
Revenues:
Restaurant sales	$363,147	$351,875	$325,437
Franchise income	17,301	16,661	15,763
Other operating income	5,499	4,897	4,897

Total revenues	385,947	373,433	346,097

Costs and expenses:
Food and beverage costs	107,075	108,101	103,259
Restaurant operating expenses	172,999	165,847	156,242
Marketing and advertising	11,406	10,925	10,076
General and administrative costs	31,488	30,242	24,311
Depreciation and amortization expenses	13,434	12,520	10,917
Pre-opening costs	1,986	1,032	1,630

Total costs and expenses	338,388	328,667	306,435

Operating income	47,559	44,766	39,662

Other income (expense):
Interest expense	(1,154)	(790)	(1,159)
Other	10	358	37

Income from continuing operations before income tax expense	46,415	44,334	38,540
Income tax expense	15,660	14,168	11,830

Income from continuing operations	30,755	30,166	26,710
Discontinued operations:
Loss from discontinued operations, net of income tax benefit:
2016-($186); 2015-($869); 2014-($7,472)	(290)	(162)	(10,255)

Net income	$30,465	$30,004	$16,455

Basic earnings (loss) per common share:
Continuing operations	$0.97	$0.88	$0.76
Discontinued operations	(0.01)	0.00	(0.29)
Basic earnings (loss) per share	$0.96	$0.88	$0.47

Diluted earnings (loss) per common share:
Continuing operations	$0.96	$0.87	$0.75
Discontinued operations	(0.01)	0.00	(0.29)
Diluted earnings (loss) per share	$0.95	$0.87	$0.46

Shares used in computing earnings (loss) per common share:
Basic	31,670,189	34,018,582	34,955,760
Diluted	32,108,965	34,434,407	35,415,483
Dividends declared per common share	$0.28	$0.24	$0.20

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(Amounts in thousands)

	Common Stock		Additional	Accumulated	Treasury Stock		Shareholders'
	Shares	Value	Paid-in Capital	Deficit	Shares	Value	Equity

Balance at December 29, 2013	34,990	$350	$169,107	$(68,804)	72	$-	$100,653

Net income	-	-	-	16,455	-	-	16,455

Cash dividends	-	-	-	(7,138)	-	-	(7,138)

Repurchase of common stock	(1,244)	(12)	(15,397)	-	-	-	(15,409)

Shares issued under stock compensation plan net of shares withheld for tax effects	588	6	(2,945)	-	-	-	(2,939)

Excess tax benefit from stock based compensation	-	-	1,868	-	-	-	1,868

Stock-based compensation	-	-	2,821	-	-	-	2,821
Balance at December 28, 2014	34,334	343	155,455	(59,487)	72	-	96,311

Net income	-	-	-	30,004	-	-	30,004

Cash dividends	-	-	-	(8,349)	-	-	(8,349)

Repurchase of common stock	(1,483)	(15)	(23,737)	-	-	-	(23,752)

Shares issued under stock compensation plan net of shares withheld for tax effects	295	3	(1,145)	-	-	-	(1,142)

Excess tax benefit from stock based compensation	-	-	743	-	-	-	743

Stock-based compensation	-	-	4,087	-	-	-	4,087
Balance at December 27, 2015	33,146	331	135,403	(37,832)	72	-	97,902

Net income	-	-	-	30,465	-	-	30,465

Cash dividends	-	-	-	(9,195)	-	-	(9,195)

Repurchase of common stock	(2,824)	(28)	(45,048)	-	-	-	(45,076)

Shares issued under stock compensation plan net of shares withheld for tax effects	227	2	(1,301)	-	-	-	(1,299)

Excess tax benefit from stock based compensation	-	-	378	-	-	-	378

Stock-based compensation	-	-	5,834	-	-	-	5,834
Balance at December 25, 2016	30,549	$305	$95,266	$(16,562)	72	$-	$79,009

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Fiscal Year Ended
	December 25,	December 27,	December 28,
	2016	2015	2014
Cash flows from operating activities:
Net income	$30,465	$30,004	$16,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,434	12,520	13,185
Deferred income taxes	9,384	9,519	753
Non-cash interest expense	421	421	421
(Gain) loss on impairment and asset disposals	(108)	-	15,805
Amortization of below market lease	-	-	129
Stock-based compensation expense	5,834	4,087	2,821
Changes in operating assets and liabilities:
Accounts receivables	(2,259)	1,957	(7,049)
Inventories	83	(273)	(151)
Prepaid expenses and other	(1,187)	32	1,193
Other assets	96	92	200
Accounts payable and accrued expenses	(5,213)	(3,763)	(2,669)
Deferred revenue	2,953	650	2,717
Deferred rent	1,463	285	50
Other liabilities	928	(944)	(512)

Net cash provided by operating activities	56,294	54,587	43,348

Cash flows from investing activities:
Acquisition of property and equipment	(26,211)	(20,292)	(17,365)
Acquisition of franchise restaurant, net of cash acquired	-	-	(2,800)
Proceeds from sale of the Mitchell's Restaurants	-	10,000	-
Proceeds from sale of property and equipment	802	-	149

Net cash used in investing activities	(25,409)	(10,292)	(20,016)

Cash flows from financing activities:
Principal repayments on long-term debt	(23,000)	(48,000)	(32,000)
Principal borrowings on long-term debt	48,000	35,000	26,000
Repurchase of common stock	(45,076)	(23,752)	(15,409)
Cash dividend payments	(9,195)	(8,349)	(7,138)
Excess tax benefits from stock compensation	378	743	1,868
Tax payments from the vesting of restricted stock and option exercises	(1,518)	(1,393)	(3,121)
Proceeds from exercise of stock options	219	250	183

Net cash used in financing activities	(30,192)	(45,501)	(29,617)

Net increase (decrease) in cash and cash equivalents	693	(1,206)	(6,285)
Cash and cash equivalents at beginning of period	3,095	4,301	10,586

Cash and cash equivalents at end of period	$3,788	$3,095	$4,301

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$729	$428	$709
Income taxes	$3,625	$410	$2,135

Noncash investing and financing activities:
Excess accrual-based acquisition of property and equipment	$3,962	$1,608	$1,243

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

At December 25, 2016, there were 150 Ruth’s Chris Steak House restaurants, of which 68 were Company-owned, 81 were franchisee-owned, and one location was operating under a management agreement. All Company-owned restaurants are located in the United States. The franchisee-owned restaurants include 20 international restaurants in Aruba, Canada, China (Hong Kong and Shanghai), Indonesia, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. Two new Company-owned Ruth’s Chris Steak House restaurants opened during 2016, in Albuquerque, NM and El Paso, TX. Franchisees opened two new restaurants during 2016, in Jakarta, Indonesia and Greenville, SC. During the Company’s fiscal year 2016, the franchisee-owned Ruth’s Chris Steak House restaurant in San Salvador, El Salvador and the Company-owned Ruth’s Chris Steak House restaurant in Columbus, OH were closed. Subsequent to the Company’s fiscal year 2016, the Company opened one Company-owned restaurant in Waltham, MA and one restaurant operating under a contractual agreement in Tulsa, OK.

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

The following table summarizes the changes in the number of Company-owned Ruth’s Chris Steak House restaurants and franchisee-owned restaurants during the thirteen and fifty-two weeks ended December 25, 2016.

	13 Weeks Ending				52 Weeks Ending
	December 25, 2016				December 25, 2016

Ruth's Chris Steak House	Company	Franchised	Managed	Total	Company	Franchised	Managed	Total
Beginning of period	68	80	1	149	67	80	1	148
Acquired	0	0	0	0	0	0	0	0
Sold	0	0	0	0	0	0	0	0
New	0	1	0	1	2	2	0	4
Closed	0	0	0	0	1	1	0	2
End of period	68	81	1	150	68	81	1	150
% of total	45%	54%	1%	100%	45%	54%	1%	100%

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The Company utilizes a 52- or 53-week reporting period ending on the last Sunday of December. The periods ended December 25, 2016 (fiscal year 2016) December 27, 2015 (fiscal year 2015) and December 28, 2014 (fiscal year 2014) each had a 52-week reporting period. The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the current year presentation. Most significantly, the results of the Mitchell’s Restaurants have been reclassified as a discontinued operation.

 (b) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. The new standard is effective for interim and annual periods in fiscal years beginning after December 15, 2017, which will require the Company to adopt these provisions in the first quarter of fiscal 2018. The standard permits the use of either the retrospective or cumulative effect transition method and is expected to impact the Company’s recognition of revenue related to franchise development and site specific fees. The Company currently recognizes franchise development and site specific fees when new franchisee-owned restaurants open. Under ASU 2014-09, development and site specific fees will be recognized over the life of the applicable franchise agreements. The Company expects that the new standard will have a material effect on the consolidated financial statements. The Company expects that the most significant change relates to an increase of approximately $3 million to $6 million to the deferred revenue liability on the consolidated balance sheet for previously recognized franchise development and site specific fees that will be recognized over the life of the applicable franchise agreements under the new standard. In addition, ASU 2014-09 is expected to impact the classification of advertising contributions from franchisees. The Company currently records advertising contributions from franchisees as a liability against which specified advertising and marketing costs are charged. Under the new standard, advertising contributions from franchisees will be classified as franchise income on the consolidated statements of income. The Company recognized advertising contributions from franchisees totaling $1.3 million, $1.4 million and $1.2 million during fiscal years 2016, 2015 and 2014, respectively, as a reduction to marketing and advertising expense on the consolidated statements of income. The Company is evaluating other potential effects that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330). The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. This pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of ASU 2015-11 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require the Company to adopt these provisions in the first quarter of fiscal 2019 using a modified retrospective approach. The Company’s restaurants operate under facility lease agreements that provide for material future lease payments (see Note 9). The restaurant facility leases comprise the majority of the Company’s material lease agreements. The Company is currently evaluating the effect of the standard on its ongoing financial reporting, but expects that the adoption of ASU 2016-02 will have a material effect on its consolidated financial statements. The Company expects that the most significant changes relate to 1) the recognition of new right-of–use assets and lease liabilities on the consolidated balance sheet for restaurant facility operating leases; and 2) the derecognition of existing lease liabilities on the consolidated balance sheet related to scheduled rent increases.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, which will require the Company to adopt these provisions in the first quarter of fiscal 2017. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. The Company will adopt the new standard in the first quarter of fiscal year 2017. The primary impact to the Company’s financial statements will be the recognition of excess tax benefits and deficiencies as income tax benefits or expense on the consolidated statement of income, instead of in additional paid-in capital on the consolidated balance sheet. In addition, the cash flows related to excess tax benefits and deficiencies will be recorded as an operating activity on the statement of cash flows. The Company recognized excess tax benefits of $378 thousand, $743 thousand and $1.9 million in fiscal years 2016, 2015 and 2014, respectively, in additional paid-in capital on the consolidated balance sheet.

In August 2016 the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230). This update was issued to standardize how certain transactions are classified on the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU 2016-15 is not expected to have a significant impact of the Company’s ongoing financial reporting.

(c) Contingencies

The Company recognizes liabilities for contingencies when there is an exposure that indicates it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of impairment or loss can be reasonably estimated.

(d) Cash Equivalents

For purposes of the consolidated financial statements, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company has included outstanding checks totaling $4.5 million at December 27, 2015 in “Accounts payable” and “Accrued payroll” in the consolidated balance sheets. Changes in such amounts are reflected in cash flows from operating activities in the consolidated statements of cash flows.

(e) Accounts Receivable

Accounts receivable consists primarily of bank credit cards receivable, landlord contributions, franchise royalty payments receivable, receivables from gift card sales, banquet billings receivable and other miscellaneous receivables.

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

(h) Property and Equipment, net

Property and equipment are stated at cost. Expenditures for improvements and replacements are capitalized and maintenance and repairs are charged to expense. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line basis over the shorter of the lease term or the estimated useful lives of the assets. The estimated useful lives for assets are as follows: Building and Building Improvements, 20 to 40 years; Equipment, 5 years; Furniture and Fixtures, 5 to 7 years; Computer Equipment, 3 to 5 years; and Leasehold Improvements, 5 to 20 years (limited by the lease term).

(i) Goodwill and Franchise Rights

Goodwill acquired in a business combination that is determined to have an indefinite useful life is not amortized, but tested for impairment at least annually in accordance with the provisions of FASB ASC Topic 350, Intangibles-Goodwill and Other. Goodwill is tested annually for impairment on a reporting unit basis and more frequently if events and circumstances indicate that the asset might be impaired. For purposes of testing goodwill impairment, a reporting unit is defined as a group of restaurants with similar economic characteristics. An impairment loss is recognized to the extent that the financial statement carrying amount exceeds the asset’s fair value.

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

(j) Impairment or Disposal of Long-Lived Assets

In accordance with FASB ASC Topic 360-10, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets, (Topic 360-10), long lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the financial statement carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Key assumptions in the determination of fair value are the future after-tax cash flows of the restaurant and discount rate. The after-tax cash flows incorporate reasonable sales growth and margin improvement assumptions that would be expected by a franchisee in the determination of a purchase price for the restaurant. Estimates of future cash flows are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions. The discount rate used in the fair value calculations is our estimate of the required rate of return that a market participant would expect to receive when purchasing a similar restaurant or groups of restaurants and the related long-lived assets. The discount rate incorporates rates of returns for historical refranchising market transactions and is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

We account for exit or disposal activities, including restaurant closures, in accordance with Topic 360-10. Such costs include the cost of disposing of the assets as well as other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability under FASB ASC Topic 420, Exit and Disposal Cost Obligations for the net present value of any remaining lease obligations, net of estimated sublease income. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. Upon disposal of the assets associated with a closed restaurant, any gain or loss is recorded in the same line within our consolidated statements of income as the original impairment.

(k) Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining bank and other long-term financing. The Company paid no financing costs during fiscal years 2016, 2015 and 2014. The Company amortizes deferred financing costs using a method that approximates the effective interest method over the term of the related financing. Amortization of deferred financing costs was $421 thousand in each of the fiscal years 2016, 2015 and 2014 and is included in interest expense on the consolidated statements of income.

(l) Revenues

Revenues are derived principally from food and beverage sales. The Company does not rely on any major customers as a source of revenue.

Revenue from restaurant sales is recognized when food and beverage products are sold. Restaurant sales are presented net of sales taxes and discounts. Gratuities remitted by customers for the benefit of restaurant staff are not included in either revenues or operating expenses. Deferred revenue primarily represents the Company’s liability for gift cards that have been sold but not yet redeemed. When the gift cards are redeemed, the Company recognizes restaurant sales and reduces the deferred revenue liability. Company issued gift cards redeemed at franchisee-owned restaurants reduce the deferred revenue liability but do not result in Company restaurant sales. Gift card transactions involving franchisees are settled on a monthly basis through the Company’s third party gift card provider. The expected redemption value of gift cards represents the full value of all gift cards issued less the amount the Company has recognized as other operating income for gift cards that are not expected to be redeemed. The Company’s accounting method for recognizing breakage revenue is the redemption method. Under the redemption method, breakage revenue is recognized and the gift card liability is derecognized for unredeemed gift cards in proportion to actual gift card redemptions based on historical breakage rates. Gift card breakage revenue is classified as a component of other operating income. The Company recognized gift card breakage revenue of $2.6 million, $2.4 million and $2.6 million in fiscal years 2016, 2015 and 2014, respectively.

(m) International Revenues

The Company currently has 20 international franchisee-owned restaurants in Aruba, Canada, China, Indonesia, Japan, Mexico, Panama, Puerto Rico, Singapore, Taiwan and the United Arab Emirates. In accordance with its franchise agreements relating to these international restaurants, the Company receives royalty revenue from these franchisees in U.S. dollars. Franchise fee revenues from international restaurants were $2.9 million, $3.0 million and $3.2 million in fiscal years 2016, 2015 and 2014, respectively.

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

(o) Marketing and Advertising

Marketing and advertising expenses in the accompanying consolidated statements of income include advertising expenses of $6.6 million, $6.5 million and $6.1 million in fiscal years 2016, 2015 and 2014, respectively. Advertising costs are expensed as incurred.

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

(q) Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, (Topic 718). Stock-based compensation cost includes compensation cost for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of Topic 718. Compensation cost is recognized on a straight-line basis over the requisite service period of each award.

(r) Pre-Opening Costs

Pre-opening costs incurred with the opening of new restaurants are expensed as incurred. These costs include rent expense, wages, benefits, travel and lodging for the training and opening management teams, and food, beverage and other restaurant operating expenses incurred prior to a restaurant opening for business.

(s) Income Taxes

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

The Company applies the provisions of FASB ASC Topic 740, Income Taxes (Topic 740). Topic 740 requires that a position taken or expected to be taken in a tax return be recognized (or derecognized) in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense.

(t) Earnings Per Share

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

(u) Restaurant Acquisition

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

Under the terms of the Agreement, Landry’s assumed the Mitchell’s Restaurants’ facility lease obligations and the Company reimbursed Landry’s for gift cards that were sold prior to the closing date and used at the Mitchell’s Restaurants during the eighteen months following the closing date. In the Agreement, the Company and Landry’s made customary representations and warranties and agreed to customary covenants relating to the sale of the Mitchell’s Restaurants. The Company and Landry’s have agreed to indemnify each other for losses arising from certain breaches of the Agreement and for certain other liabilities.

The Company guaranteed Landry’s lease obligations aggregating $35.3 million under nine of the Mitchell’s Restaurants’ leases. The Company did not record a financial accounting liability for the lease guarantees, because the likelihood of Landry’s defaulting on the lease agreements was deemed to be remote. Landry’s also indemnified the Company in the event of a default under any of the leases.

(4) Discontinued Operations

The Company accounts for its closed restaurants in accordance with the provisions of FASB ASC Topic 360, Property, Plant and Equipment. As of December 29, 2014, the Company adopted ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changed the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. Therefore, individual restaurants which are closed after December 28, 2014 are not classified as discontinued operations. Prior to the Company’s adoption of ASU 2014-08, when a restaurant was closed or the restaurant was either held for sale or abandoned, the restaurant’s operations were eliminated from the ongoing operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, were reclassified. For fiscal years 2016, 2015 and 2014, all impairment charges, loss on disposal and remeasurement of lease liabilities along with restaurant sales, direct recurring costs and expenses and income taxes attributable to restaurants classified as discontinued operations have been aggregated to a single caption entitled loss from discontinued operations, net of tax benefit in the consolidated statements of income for all periods presented. Loss from discontinued operations, net of tax benefit is comprised of the following (in thousands):

	Fiscal Year
	2016	2015	2014

Revenues
Mitchell's Restaurants	$-	$4,343	$73,974
Other Restaurants	-	(3)	3,386
Total revenues	-	4,340	77,360

Costs and expenses
Recurring costs and expenses
Mitchell's Restaurants	(351)	5,196	73,852
Other Restaurants	827	175	4,115
Impairment losses
Mitchell's Restaurants	-	-	15,295
Other Restaurants	-	-	-
Loss on pending sale of Mitchell's Restaurants	-	-	1,825
Total costs and expenses	476	5,371	95,087

Loss before income taxes	(476)	(1,031)	(17,727)

Income tax benefit	(186)	(869)	(7,472)

Loss from discontinued operations, net of income taxes	$(290)	$(162)	$(10,255)

Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our consolidated statements of cash flows. The income from the Mitchell’s Restaurants in 2016 was primarily attributable to a $466 thousand benefit from the extinguishment of a liability related to Mitchell’s Restaurant gift cards. The Other Restaurant expense is primarily attributable to occupancy related costs from a closed Ruth’s Chris Steak House restaurant. In addition to the Mitchell’s Restaurants, discontinued operations for fiscal years 2016, 2015 and 2014 also includes the results of the other closed restaurants.

(5) Fair Value Measurements

Fair value is defined under FASB ASC Topic 820, Fair Value Measurements and Disclosures (Topic 820), as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. Topic 820 also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

•

Borrowings under the senior credit facility as of December 25, 2016 and December 27, 2015 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

The Company did not have any non-financial assets measured at fair value on a non-recurring basis as of the end of fiscal years 2016 or 2015.

See Notes 6 and 7 for a description of the valuation techniques used to measure fair value of intangibles and long-lived assets, as well as information used to develop the inputs to the fair value measurements.

(6) Franchise Rights and Goodwill

During the fourth quarter of each year, the Company completes an analysis to determine if goodwill and certain intangible assets are impaired as of the balance sheet date. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are inherently uncertain. During the fourth quarter of fiscal year 2015, the Company changed its testing date for determining whether goodwill and other intangible assets are impaired from the last day of the fiscal year to the last day of the Company’s 48th fiscal week, which in fiscal year 2016 was November 27, 2016. The change was made to align our testing date with the timing of our budgeting and year-end reporting processes. We have determined that the change in our testing date, which represents a change in method of applying an accounting principal, is preferable under the circumstances. The change in testing date did not avoid, delay, cause or accelerate an impairment of goodwill or other intangible assets.

Franchise Rights

In accordance with FASB ASC Topic 350, owned franchise rights that have been determined to have indefinite lives must be reviewed for potential impairment annually and when triggering events are detected. No impairment charges related to franchise rights were recognized in fiscal years 2016, 2015 or 2014.

To determine the fair value of acquired franchise rights, the Company used a multi-period excess earnings approach. This approach involves projecting after-royalty future earnings, discounting those earnings using an appropriate market discount rate and subtracting a contributory charge for net working capital, property and equipment, assembled workforce and customer relationships to arrive at excess earnings attributable to these franchise rights. The Company calculated the present value of cash flows generated from future excess earnings and determined that the fair values exceeded the financial statement carrying value as of December 25, 2016.

Goodwill

No impairment charges related to goodwill were recognized in fiscal years 2016, 2015 or 2014.

In performing the fiscal year 2016 evaluation of goodwill impairment under FASB ASC Topic 350-20, the Company compared the carrying value of its reporting unit, which is considered to be the steakhouse operating segment, to its fair value. Consistent with the valuation of restaurant operations, the Company utilized a multiple of EBITDA to approximate the fair value of the reporting unit for purposes of completing Step 1 of the evaluation. The Company considered EBITDA multiples of publicly held companies, including its own, as well as recent industry acquisitions. As of November 27, 2016, the estimated fair value of the reporting unit substantially exceeded its carrying value.

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

 The financial statement carrying values of the Company’s franchise rights and goodwill were as follows (amounts in thousands):

	Franchise Rights	Gross Goodwill	Accumulated Goodwill Impairment Losses	Net Carrying Value of Goodwill
Balance as of December 27, 2015	$32,200	$34,851	$(10,558)	$24,293
Balance as of December 25, 2016	$32,200	$34,851	$(10,558)	$24,293

 (7) Property and Equipment, net

Property and equipment consists of the following (amounts in thousands):

	December 25,	December 27,
	2016	2015
Land	$616	$917
Building and building improvements	23,880	24,451
Equipment	36,741	33,931
Computer equipment	9,680	10,069
Furniture and fixtures	20,261	17,970
Leasehold improvements	130,345	117,364
Construction-in-progress	14,335	8,644
	235,858	213,346
Less accumulated depreciation	(132,817)	(125,362)
	$103,041	$87,984

As discussed in Note (3), during the third quarter of fiscal year 2014, the Company recognized an $8.0 million impairment loss on long-lived assets (primarily leasehold improvements) related to Mitchell’s Restaurants. In addition, during the fourth quarter of fiscal year 2014, the Company recognized a $1.8 million loss on the pending sale related to Mitchell’s Restaurants. These impairment losses were reclassified to discontinued operations when the restaurants were held for sale.

(8) Long-term Debt

Long-term debt consists of the following (amounts in thousands):

	December 25,	December 27,
	2016	2015

Senior Credit Facility:
Revolving credit facility	$25,000	$-
Less current maturities	-	-
	$25,000	$-

As of December 25, 2016, the Company had $25.0 million of outstanding indebtedness under its prior senior credit facility with approximately $70.9 million of borrowings available, net of outstanding letters of credit of approximately $4.1 million. As of December 25, 2016, the weighted average interest rate on the Company’s outstanding debt was 2.7% and the weighted average interest rate on our outstanding letters of credit was 2.13%. In addition, the fee on the Company’s prior senior credit facility was 0.2%.

On February 14, 2012, the Company entered into a Second Amended and Restated Credit Agreement with Wells Fargo Bank, as administrative agent, and certain other lenders (the prior Credit Agreement). The prior Credit Agreement allowed for loan advances plus outstanding letters of credit of up to $100.0 million to be outstanding at any time that the conditions for borrowings were met. The prior Credit Agreement had a maturity date of February 14, 2017. The prior Credit Agreement set the interest rates applicable to borrowings based on the Company’s actual leverage ratio, ranging (a) from 2.00% to 2.75% above the applicable LIBOR rate or (b) at the Company’s option, from 1.00% to 1.75% above the applicable base rate. The prior Credit Agreement was terminated on February 2, 2017.

On February 2, 2017, the Company entered into a credit agreement with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (the Credit Agreement). The Credit Agreement provides for a revolving credit facility of $90.0 million with a $5.0 million subfacility for letters of credit and a $5.0 million subfacility for swingline loans. Subject to the satisfaction of certain conditions and lender consent, the revolving credit facility may be increased up to a maximum of $150.0 million. The Credit Agreement has a maturity date of February 2, 2022. At the Company’s option, revolving loans may bear interest at (i) LIBOR, plus an applicable margin or (ii) the highest of (a) the rate publicly announced by Wells Fargo as its prime rate, (b) the average published federal funds rate in effect on such day plus 0.50% and (c) one month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is based on the Company’s actual leverage ratio, ranging (a) from 1.50% to 2.25% above the applicable LIBOR rate or (b) at the Company’s option, from 0.50% to 1.25% above the applicable base rate.

The Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants requiring a minimum fixed coverage charge ratio and limiting the Company’s consolidated leverage ratio. The Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company. If any event of default occurs and is not cured within the applicable grace period, or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments under the Credit Agreement and the lenders’ commitments may be terminated. The obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries (the Guarantors), and are secured by a lien on substantially all of the Company’s personal property assets other than any equity interest in current and future subsidiaries of the Company.

(9) Leases

At December 25, 2016, all of the Company-owned Ruth’s Chris Steak House restaurants operated in leased premises, with the exception of the restaurant in Ft. Lauderdale, FL, which is an owned property, and the restaurants in Anaheim, CA, Lake Mary, FL, Princeton, NJ and South Barrington, IL, which operate on leased land. The leases generally provide for minimum annual rental payments and are subject to escalations based, in some cases, upon increases in the Consumer Price Index, real estate taxes and other costs. In addition, certain leases contain contingent rental provisions based upon the sales at the underlying restaurants. Certain leases also provide for rent deferral during the initial term of such lease and/or scheduled minimum rent increases during the terms of the leases. For financial reporting purposes, rent expense is recorded on a straight-line basis over the life of the lease. Accordingly, included in liabilities in the accompanying consolidated balance sheets at December 25, 2016 and December 27, 2015 are accruals related to such rent deferrals and the pro rata portion of scheduled rent increases of approximately $21.7 million and $20.3 million, respectively, net of the current portion included in other current liabilities $1.8 million and $1.9 million, respectively.

The Company also leases certain restaurant-related equipment under non-cancellable operating lease agreements with third parties, which are included with leased premises in future minimum annual rental commitments.

Future minimum annual rental commitments under operating leases as of December 25, 2016 are as follows (in thousands):

Company Total
2017	$21,806
2018	20,755
2019	19,840
2020	17,982
2021	15,828
Thereafter	118,356
$214,567

Pursuant to the terms of the Agreement, upon closing of the sale of the Mitchell’s Restaurants, Landry’s assumed the lease obligations of the Mitchell’s Restaurants. However, the Company has guaranteed Landry’s lease obligations aggregating $35.3 million under nine of the leases. The Company did not record a financial accounting liability for the lease guarantees, because the likelihood of Landry’s defaulting on the lease agreements was deemed to be remote. Landry’s also indemnified the Company in the event of a default under any of the leases. The Company did record a $250 thousand liability for its letter of credit obligation related to one of the leases. The above table does not include potential lease obligations for the Mitchell’s Restaurants.

Rental expense consists of the following and is included in restaurant operating expenses in the accompanying consolidated statements of income (in thousands):

	Fiscal Year
	2016	2015	2014
Minimum rentals	$20,300	$18,846	$17,647
Contingent rentals	2,659	2,877	2,558
	$22,959	$21,723	$20,205

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

The Company currently has 81 franchisee-owned Ruth’s Chris Steak House restaurants, including 20 international restaurants. Two new franchisee-owned restaurants opened in fiscal year 2016 including Jakarta, Indonesia which opened in February and a second Greenville, SC location in October. Three new franchisee-owned restaurants opened in fiscal year 2015 including Ann Arbor, MI and Charleston, SC which both opened in May and one in San Antonio, TX in November. During fiscal year 2014 three new franchisee-owned restaurants were opened - one in Boise, ID in February, one in Panama City, Panama in September and one in Taipei, Taiwan in December. The franchisee-owned Ruth’s Chris Steak House restaurant in San Salvador, El Salvador closed in January 2016. In February 2014, the Company acquired a franchisee-owned restaurant located in Austin, TX. No franchisee-owned restaurants were sold or purchased during fiscal years 2016 or 2015. Franchise income includes opening and development fees and income generated from existing franchisee-owned restaurants. The Company classifies franchise income separately in the consolidated statements of income (in thousands):

	Fiscal Year
	2016	2015	2014

Franchise income:
Income from existing franchise locations	$17,001	$16,361	$15,598
Opening and development fee income	300	300	165
Total franchise income:	$17,301	$16,661	$15,763

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

The Company sells a considerable number of gift cards, which are issued and administered by a third party gift card issuer and service provider, consistent with common retail industry practice. The third party gift card issuer is paid a net fee for its services by the Company. The third party gift card issuer and service provider, as well as a number of other restaurant companies, retailers and gift card issuers, were named as defendants in a qui tam action filed under seal in June 2013 by William French on behalf of the State of Delaware in the Superior Court of Delaware in and for New Castle County. The complaint alleges that the Company and the other defendants intentionally failed to report and remit money with respect to unused gift cards to the State of Delaware under the Delaware Escheats Law, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit such money to Delaware in violation of the Delaware False Claims and Reporting Act (DFCRA).  The complaint further alleges that the amount of money that the Company should have escheated to Delaware is approximately $30 million.  The complaint seeks monetary damages (including treble damages under the DFCRA), penalties, and attorneys’ fees and costs.  The case was unsealed in March 2014, at which time the court also granted the State of Delaware’s motion to intervene.  In August 2016, the Company filed a motion to dismiss the case, and a hearing on that motion was held in October 2016. The motion to dismiss is currently pending. All parties to the case are now in the process of seeking discovery.  The deadline for completing fact discovery is May 2017.  The Company believes it is in compliance with the Delaware Escheats Law and has not violated the DFCRA. The Company has been vigorously defending the action, and intends to continue to do so. The Company has not recorded a liability for this matter.

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

On November 17, 2014, the Company announced that its Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $50 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise, depending on share price, market conditions and other factors. During the fiscal year 2016, 731,645 shares were repurchased under this program at an aggregate cost of $11.7 million or an average cost of $15.95 per share.

In April 2016, the Company announced that its Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time. The new share repurchase program replaces the previous share repurchase program announced in November 2014, which has been terminated. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of its shares. The program has no termination date. During the fiscal year 2016, 2,092,677 shares were repurchased under this new program at an aggregate cost of $33.4 million or an average cost of $15.97 per share. As of December 25, 2016, $26.6 million remained available for future purchases under the new program. Share repurchases under both programs were accounted for under the cost method and all repurchased shares were retired and cancelled. The excess of the purchase price over the par value of the shares was recorded as a reduction in additional paid-in capital.

The Company repurchased 2,824,322, 1,483,085 and 1,244,065 shares under all share repurchase programs during fiscal years 2016, 2015 and 2014, respectively.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date

Fiscal Year 2014:
February 21, 2014	$0.05	March 13, 2014	$1,798	March 27, 2014
April 22, 2014	$0.05	May 15, 2014	$1,798	May 29, 2014
July 23, 2014	$0.05	August 14, 2014	$1,778	August 28, 2014
October 29, 2014	$0.05	November 20, 2014	$1,764	December 4, 2014

Fiscal Year 2015:
February 13, 2015	$0.06	February 26, 2015	$2,082	March 12, 2015
April 21, 2015	$0.06	May 14, 2015	$2,090	May 28, 2015
July 22, 2015	$0.06	August 13, 2015	$2,108	August 27, 2015
October 30, 2015	$0.06	November 19, 2015	$2,069	December 3, 2015

Fiscal Year 2016:
February 12, 2016	$0.07	February 25, 2016	$2,350	March 10, 2016
April 28, 2016	$0.07	May 12, 2016	$2,338	May 26, 2016
July 29, 2016	$0.07	August 11, 2016	$2,282	August 25, 2016
October 28, 2016	$0.07	November 10, 2016	$2,226	November 23, 2016

Subsequent to the end of fiscal year 2016, the Company’s Board of Directors declared a $0.09 per share cash dividend ($2.9 million in total) payable on March 9, 2017. Dividends are paid to holders of common stock and restricted stock.

(13) Employee Benefit Plan

In 2000, the Company established a 401(k) and Profit Sharing Plan. The Company may make matching contributions in an amount determined by the Board of Directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. The Company matches the employees’ contributions at year end. Employees vest in the Company’s contributions based upon their years of service. The Company’s expenses relating to matching contributions were approximately $318 thousand, $305 thousand and $307 thousand for fiscal years 2016, 2015 and 2014, respectively.

(14) Incentive and Stock Option Plans

As of December 25, 2016, the Company had the following share-based compensation plans.

2005 Long-Term Equity Incentive Plan

In connection with the initial public offering, the Company adopted the Ruth’s Chris Steak House, Inc. 2005 Long-Term Equity Incentive Plan (the 2005 Equity Incentive Plan), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. Initially, 2.4 million shares were authorized for issuance under the 2005 Equity Incentive Plan. The 2005 Equity Incentive Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable, and restricted stock vests, at various periods ranging from one to five years from date of grant. Effective May 22, 2008, the 2005 Equity Incentive Plan was amended, with stockholder approval, to increase the number of shares authorized for issuance under the plan by 1.5 million shares. The Amended and Restated 2005 Equity Incentive Plan was adopted on October 26, 2012, and the number of shares authorized for issuance under the Amended and Restated 2005 Long-Term Equity Incentive Plan was increased by 2.0 million shares at the 2013 annual meeting of stockholders. Under the Amended and Restated 2005 Equity Incentive Plan there are 1.4 million shares of common stock issuable upon exercise of currently outstanding options and restricted stock awards at December 25, 2016, and 1.9 million shares available for future grants.

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

During fiscal year 2016, the Company issued 376,423 shares of restricted stock to certain employees and executive officers from available shares under the Amended and Restated 2005 Equity Incentive Plan. The shares were issued with a grant date fair market value equal to the closing price of the stock on the date of the grants. Of the 376,423 shares of restricted stock issued during 2016, 95,792 shares vest on the second anniversary of the grant date, 135,631 shares will vest one-third on each of the three anniversary dates following the grant date, 45,000 shares will vest on the third anniversary of the grant date and 100,000 shares will vest at 50% annually with the first vesting date occurring on the anniversary date in 2018 and ending on the anniversary date in 2019.

The Company recorded $5.8 million, $4.1 million and $2.8 million in total stock option and restricted stock compensation expense during fiscal years 2016, 2015 and 2014, respectively that was classified primarily as general and administrative costs. The Company recognized $378 thousand, $743 thousand and $1.9 million in income tax benefit related to stock-based compensation plans during fiscal years 2016, 2015 and 2014, respectively. As of December 25, 2016, the Company had an $8.3 million hypothetical Additional Paid-in Capital Pool (APIC Pool) balance. The hypothetical APIC Pool balance represents the tax benefit of the cumulative excess of corporate income tax deductions over financial accounting compensation expense recognized for equity based compensation awards which have fully vested. The hypothetical APIC Pool will increase or decrease each year, dependent upon both the vesting of restricted stock awards and the stock options exercised and/or cancelled. Shortfalls generated by the excess of compensation expense for financial accounting purposes over the corresponding corporate income tax deduction will be charged to the hypothetical APIC Pool balance rather than income tax expense. Once the hypothetical APIC Pool is fully depleted, the tax effect of any excess of financial accounting expense over the corresponding corporate income tax deduction beyond that point will be treated as income tax expense in the consolidated statements of income.

A summary of the status of non-vested restricted stock as of December 25, 2016 and changes during fiscal year 2016 is presented below.

	2016
	Shares	Weighted-Average Grant-Date Fair Value Per Share

Non-vested shares at beginning of year	1,150,085	$14.93
Granted	376,423	16.74
Vested	(278,005)	12.93
Forfeited	(2,667)	11.67
Non-vested shares at end of year	1,245,836	$15.93

As of December 25, 2016, there was $13.5 million of total unrecognized compensation cost related to 1,245,836 shares of non-vested restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 3.27 years. The total grant date fair value of restricted stock vested in fiscal years 2016, 2015 and 2014 was $3.6 million, $2.8 million and $1.9 million, respectively.

The following table summarizes stock option activity for fiscal year 2016:

	2016
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000's)

Outstanding at beginning of year	262,748	$13.88
Granted	-	-
Exercised	(38,534)	5.70
Forfeited	(100,060)	18.75

Outstanding at end of year	124,154	$12.50	1.06	$799,024

Options exercisable at year end	124,154	$12.50	1.06	$799,024

As of December 25, 2016, there was no unrecognized compensation cost related to non-vested stock options. The total intrinsic value of options exercised in fiscal years 2016, 2015 and 2014 was $444 thousand, $863 thousand and $6.3 million, respectively.

During fiscal years 2016, 2015 and 2014, the Company received $219 thousand, $250 thousand and $183 thousand, respectively, in cash related to the exercise of options. The exercise of shares were fulfilled from shares reserved for issuance under the Amended and Restated 2005 Equity Incentive Plan and resulted in an increase in issued shares outstanding.

(15) Income Taxes

Total income tax expense (benefit) for fiscal years 2016, 2015 and 2014 was (in thousands):

	2016	2015	2014
Income from continuing operations	$15,660	$14,168	$11,830
Loss from discontinued operations	(186)	(869)	(7,472)
Total consolidated income tax expense	$15,474	$13,299	$4,358

Income tax expense from continuing operations consists of the following:

	Current	Deferred	Total
Year ended December 25, 2016
U.S. Federal	$3,987	$8,165	$12,152
State	1,951	1,231	3,182
Foreign	326	-	326
	$6,264	$9,396	$15,660

Year ended December 27, 2015
U.S. Federal	$14,692	$(3,445)	$11,247
State	2,697	(120)	2,577
Foreign	344	-	344
	$17,733	$(3,565)	$14,168

Year ended December 28, 2014
U.S. Federal	$3,475	$6,447	$9,922
State	562	961	1,523
Foreign	385	-	385
	$4,422	$7,408	$11,830

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows (in thousands):

	2016	2015	2014

Income tax expense at statutory rates	$16,245	$15,517	$13,489
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	2,193	1,787	1,609
Federal FICA tip credit net benefit	(3,179)	(3,124)	(2,814)
Other	401	(12)	(454)
	$15,660	$14,168	$11,830

Effective tax rate	33.7%	32.0%	30.7%

The Company utilizes the federal FICA tip credit to reduce its periodic federal income tax expense. A restaurant company employer may claim a credit against the company’s federal income taxes for FICA taxes paid on certain tip wages (the FICA tip credit). The credit against income tax liability is for the full amount of eligible FICA taxes. Employers cannot deduct from taxable income the amount of FICA taxes taken into account in determining the credit. The Other line in the effective tax rate schedule above primarily represents non-deductible compensation in fiscal year 2016 and state employment tax credits in fiscal year 2014.

Income taxes applicable to discontinued operations are comprised of (a) taxes calculated at the composite federal and state statutory tax rate times the pre-tax loss plus (b) the FICA tip credit benefit attributable to the restaurant sales of the Mitchell’s Restaurants. A reconciliation of the U.S. statutory tax rate to the effective tax rate applicable to discontinued operations for fiscal years 2016, 2015 and 2014 follows (in thousands):

	2016	2015	2014
Income tax benefit at statutory rates	$(167)	$(361)	$(6,204)
Increase (decrease) in income taxes resulting from:
State income taxes at state statutory rate, net of federal impact	(19)	(411)	(701)
Other, primarily federal FICA tip credit net benefit	-	(97)	(567)
	$(186)	$(869)	$(7,472)
Effective tax rate	39.0%	84.3%	42.2%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

	2016	2015
Deferred tax assets:
Accounts payable and accrued expenses	$8,699	$8,222
Deferred rent	8,953	8,655
Net state operating loss carryforwards	2,317	3,281
Tax credit carryforwards	1,889	9,339
Property and equipment	4,080	5,098
Other	199	209
Total gross deferred tax assets	26,137	34,804
Less valuation allowance	(762)	(979)
Net deferred tax assets	25,375	33,825
Deferred tax liabilities:
Intangible assets	(15,451)	(14,516)
Total gross deferred tax liabilities	(15,451)	(14,516)
Net deferred tax assets	$9,924	$19,309

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Gross deferred assets were reduced by a valuation allowance of $762 thousand and $979 thousand in 2016 and 2015, respectively, related to certain state net operating loss carryforwards that are not likely to be offset by future state taxable income. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the net deferred tax assets.

As of December 25, 2016, the Company has state net operating loss carry-forwards of $59.8 million and federal and state tax credit carry-forwards of $1.9 million, which are available to offset federal and state taxable income with the last of such benefit expiring in 2036.

As of December 25, 2016, the Company’s gross unrecognized tax benefits totaled approximately $579 thousand, of which $380 thousand, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the unrecognized tax benefits within the next 12 months. Our continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (amounts in thousands):

Unrecognized tax benefits balance at December 27, 2015	$607
Gross increases for tax positions of prior years	91
Reductions due to settlements with taxing authorities	(108)
Reductions to tax positions due to statute expiration	(11)
Unrecognized tax benefits balance at December 25, 2016	$579

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state and local income tax examinations for fiscal years before 2012.

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

The following table sets forth the computation of basic earnings per common share (amounts in thousands, except share and per share data):

	Fiscal Year
	2016	2015	2014

Income from continuing operations	$30,755	$30,166	$26,710
Loss from discontinued operations, net of income taxes	(290)	(162)	(10,255)
Net income	$30,465	$30,004	$16,455
Shares:
Weighted average number of common shares outstanding - basic	31,670,189	34,018,582	34,955,760

Basic earnings per common share:
Continuing operations	$0.97	$0.88	$0.76
Discontinued operations	(0.01)	0.00	(0.29)
Basic earnings per common share	$0.96	$0.88	$0.47

Diluted earnings (loss) per share for fiscal years 2016, 2015 and 2014 excludes 22,349 stock options and restricted shares at a weighted-average price of $19.04, 46,117 stock options and restricted shares at a weighted-average price of $18.84 and 153,613 stock options and restricted shares at a weighted-average price of $18.70, respectively, which were outstanding during the periods but were anti-dilutive.

The following table sets forth the computation of diluted earnings per share (amounts in thousands, except share and per share data):

	Fiscal Year
	2016	2015	2014

Income from continuing operations	$30,755	$30,166	$26,710
Loss from discontinued operations, net of income taxes	(290)	(162)	(10,255)
Net income	$30,465	$30,004	$16,455
Shares:
Weighted average number of common shares outstanding - basic	31,670,189	34,018,582	34,955,760
Dilutive shares	438,776	415,825	459,723
Weighted-average number of common shares outstanding - diluted	32,108,965	34,434,407	35,415,483

Diluted earnings per common share:
Continuing operations	$0.96	$0.87	$0.75
Discontinued operations	(0.01)	0.00	(0.29)
Diluted earnings per common share	$0.95	$0.87	$0.46

(17) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment. Previously reported segment information has been revised to exclude the Mitchell’s Restaurants. The Company does not rely on any major customers as a source of revenue.

The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of December 25, 2016, (i) the Company-owned steakhouse restaurant segment included 68 Ruth’s Chris Steak House restaurants and one Ruth’s Chris Steak House restaurant operating under a management agreement and (ii) the franchise operations segment included 81 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the segments for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment. Segment information related to the Company’s two reportable business segments follows.

	Fiscal Year
	2016	2015	2014
	(Dollar amounts in thousands)
Revenues:
Company-owned steakhouse restaurants	$366,054	$354,398	$327,731
Franchise operations	17,301	16,661	15,763
Unallocated other revenue and revenue discounts	2,592	2,374	2,603
Total revenues	$385,947	$373,433	$346,097

Segment profits:
Company-owned steakhouse restaurants	$85,980	$80,450	$68,230
Franchise operations	17,301	16,661	15,763
Total segment profit	103,281	97,111	83,993

Unallocated operating income	2,592	2,374	2,603
Marketing and advertising expenses	(11,406)	(10,925)	(10,076)
General and administrative costs	(31,488)	(30,242)	(24,311)
Depreciation and amortization expenses	(13,434)	(12,520)	(10,917)
Pre-opening costs	(1,986)	(1,032)	(1,630)
Interest expense, net	(1,154)	(790)	(1,159)
Other income (expense)	10	358	37
Income from continuing operations before income tax expense	$46,415	$44,334	$38,540

Capital expenditures:
Company-owned steakhouse restaurants	$24,991	$18,934	$14,867
Corporate assets	1,220	1,133	1,097
Mitchell's Restaurants	-	225	1,401
Total capital expenditures	$26,211	$20,292	$17,365

	December 25, 2016	December 27, 2015	December 28, 2014
	(Dollar amounts in thousands)
Total assets:
Company-owned steakhouse restaurants	$185,820	$168,766	$155,757
Franchise operations	2,707	2,444	2,151
Corporate assets - unallocated	9,021	7,828	16,711
Deferred income taxes - unallocated	9,924	19,309	28,829
Mitchell's Restaurants	-	250	15,119
Total assets	$207,472	$198,597	$218,567

(18) Supplemental Consolidated Financial Statement Information

(a)	Accounts Receivable, net

Accounts receivable, net consists of the following (amounts in thousands):

	December 25, 2016	December 27, 2015
Bank credit card receivables	$10,992	$11,417
Landlord contributions	704	396
Franchise fees	2,456	2,306
Trade	463	751
Insurance receivable	446	-
Receivable from gift card issuances	4,743	2,935
Other	1,715	1,428
Allowance for doubtful accounts	(729)	(732)
	$20,790	$18,501

(b) Other Assets

Other assets consist of the following (amounts in thousands):

	December 25,	December 27,
	2016	2015
Deposits	$611	$702
Deferred financing costs, net	60	481
Other	28	33
	$699	$1,216

(19) Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (amounts in thousands, except per share information):

	Quarter Ended
	March 27, 2016	June 26, 2016	September 25, 2016	December 25, 2016	Total
Total revenues	$101,890	$92,654	$83,774	$107,629	$385,947
Cost and expenses	(85,456)	(82,193)	(78,173)	(92,566)	(338,388)
Operating income	16,434	10,461	5,601	15,063	47,559

Interest expense, net	(213)	(253)	(333)	(355)	(1,154)
Other	7	144	(92)	(50)	10

Income from continuing operations before income tax expense	16,228	10,352	5,176	14,658	46,415
Income tax expense	5,346	3,396	1,668	5,250	15,660

Income from continuing operations	10,882	6,956	3,508	9,408	30,755
Discontinued operations, net of income tax	(120)	(48)	75	(197)	(290)
Net income (loss)	$10,762	$6,908	$3,583	$9,211	$30,465

Basic earnings per share:
Continuing operations	$0.33	$0.22	$0.11	$0.31	$0.97
Discontinued operations	0.00	0.00	0.00	(0.01)	(0.01)
Basic earnings per share	$0.33	$0.22	$0.11	$0.30	$0.96

Diluted earnings per share:
Continuing operations	$0.33	$0.21	$0.11	$0.31	$0.96
Discontinued operations	0.00	0.00	0.00	(0.01)	(0.01)
Diluted earnings per share	$0.33	$0.21	$0.11	$0.30	$0.95

Dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28

	Quarter Ended
	March 29, 2015	June 28, 2015	September 27, 2015	December 27, 2015	Total

Total revenues	$97,344	$91,049	$80,292	$104,747	$373,433
Cost and expenses	(81,136)	(79,645)	(76,137)	(91,750)	(328,667)
Operating income	16,208	11,404	4,155	12,997	44,766

Interest expense, net	(226)	(174)	(188)	(202)	(790)
Debt issuance costs written off	15	16	9	318	358

Income from continuing operations before income tax expense	15,997	11,246	3,976	13,113	44,334
Income tax expense	5,229	3,577	1,338	4,023	14,168

Income from continuing operations	10,768	7,669	2,638	9,090	30,166
Discontinued operations, net of income tax	(357)	(153)	(73)	420	(162)
Net income	$10,411	$7,516	$2,565	$9,510	$30,004

Basic earnings per share:
Continuing operations	$0.31	$0.22	$0.08	$0.27	$0.88
Discontinued operations	(0.01)	0.00	0.00	0.01	0.00
Basic earnings per share	$0.30	$0.22	$0.08	$0.28	$0.88

Diluted earnings per share:
Continuing operations	$0.31	$0.22	$0.08	$0.27	$0.87
Discontinued operations	(0.01)	0.00	0.00	0.01	0.00
Diluted earnings per share	$0.30	$0.22	$0.08	$0.28	$0.87

Dividends declared per common share	$0.06	$0.06	$0.06	$0.06	$0.24

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

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 27, 2016).

10.1	License Agreement dated July 16, 1999 between Ruth U. Fertel and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.2*	Amended and Restated 2005 Long-Term Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed April 19, 2013).

10.3*	Amendment No. 1 to Amended and Restated 2005 Long-Term Equity Incentive Plan (filed herewith).

10.4*

Form of Stock Option Agreement under the Company’s 2005 Long-Term Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 filed
August 8, 2005).

10.5*	Form of Restricted Stock Award Agreement (filed herewith).

10.6*	Form of Restricted Stock Award Agreement (Performance Award) (filed herewith).

10.7*	Omnibus Amendment to Award Agreements (filed herewith).

10.8*	Ruth’s Hospitality Group Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 4, 2016)).

10.9

Multi-Site Sale Leaseback Purchase Agreement dated August 1, 2008 among the Company, RCSH Operations, LLC, RCSH Operations, Inc. and RHG Kingfish, LLC and Sovereign Investment Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 5, 2008).

10.10

Credit Agreement, dated as of February 2, 2017, by and among the Company, the Guarantors, the Lenders and Wells Fargo Bank, National Association, as administrative agent and Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 8, 2017).

E-1

Exhibit	Description

10.11*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated August 1, 2008 between the Company and Michael P. O’Donnell (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed August 5, 2008).

10.12*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated April 5, 2010 between the Company and Kevin Toomy (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 8, 2010).

10.13*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement, effective as of August 8, 2011, by and between Ruth’s Hospitality Group, Inc. and Arne G. Haak (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 29, 2011).

10.14*

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