Form 10-Q
period 2017-03-26
Ruths Hospitality Group, Inc.
filed 2017-05-05
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2017

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of April 28, 2017 was 32,003,044, which includes 1,310,475 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	March 26,	December 25,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$3,048	$3,788
Accounts receivable, less allowance for doubtful accounts 2017 - $730; 2016 - $729	9,800	20,790
Inventory	7,569	7,396
Prepaid expenses and other	2,201	2,446

Total current assets	22,618	34,420

Property and equipment, net of accumulated depreciation 2017 - $135,658; 2016 - $132,817	104,745	103,041
Goodwill	24,293	24,293
Franchise rights, net of accumulated amortization 2017 - $218; 2016 - $218	32,200	32,200
Other intangibles, net of accumulated amortization 2017 - $1,201; 2016 - $1,179	2,873	2,895
Deferred income taxes	9,382	9,924
Other assets	713	699

Total assets	$196,824	$207,472

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$8,672	$7,064
Accrued payroll	12,178	14,902
Accrued expenses	7,656	11,672
Deferred revenue	31,405	38,155
Other current liabilities	10,936	7,622

Total current liabilities	70,847	79,415

Long-term debt	14,000	25,000
Deferred rent	21,970	21,737
Other liabilities	2,251	2,311

Total liabilities	109,068	128,463

Commitments and contingencies (Note 11)	-	-

Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 30,686,095 shares issued and outstanding at March 26, 2017, 30,549,283 shares issued and outstanding at December 25, 2016	307	305
Additional paid-in capital	95,825	95,266
Accumulated deficit	(8,376)	(16,562)
Treasury stock, at cost; 71,950 shares at March 26, 2017 and December 25, 2016	-	-

Total shareholders' equity	87,756	79,009

Total liabilities and shareholders' equity	$196,824	$207,472

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended
	March 26,	March 27,
	2017	2016

Revenues:
Restaurant sales	$99,455	$95,937
Franchise income	4,390	4,501
Other operating income	1,693	1,452

Total revenues	105,538	101,890

Costs and expenses:
Food and beverage costs	28,579	28,445
Restaurant operating expenses	45,447	43,922
Marketing and advertising	2,446	1,970
General and administrative costs	8,137	7,664
Depreciation and amortization expenses	3,505	3,101
Pre-opening costs	1,179	354

Total costs and expenses	89,293	85,456

Operating income	16,245	16,434

Other income (expense):
Interest expense, net	(179)	(213)
Other	24	7

Income from continuing operations before income tax expense	16,090	16,228
Income tax expense	5,005	5,346

Income from continuing operations	11,085	10,882
Loss from discontinued operations, net of income tax benefit: 2017 - $23; 2016 - $77	(37)	(120)

Net income	$11,048	$10,762

Basic earnings (loss) per common share:
Continuing operations	$0.36	$0.33
Discontinued operations	-	-
Basic earnings per share	$0.36	$0.33

Diluted earnings (loss) per common share:
Continuing operations	$0.35	$0.33
Discontinued operations	-	-
Diluted earnings per share	$0.35	$0.33

Shares used in computing net income (loss) per common share:
Basic	30,575,224	32,626,645
Diluted	31,253,186	33,073,660

Cash dividends declared per common share	$0.09	$0.07

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

(Amounts in thousands)

	Common Stock		Additional	Accumulated	Treasury Stock		Shareholders'
	Shares	Value	Paid-in Capital	Deficit	Shares	Value	Equity

Balance at December 25, 2016	30,549	$305	$95,266	$(16,562)	72	$-	$79,009

Net income	-	-	-	11,048	-	-	11,048

Cash dividends	-	-	-	(2,862)	-	-	(2,862)

Shares issued under stock compensation plan net of shares withheld for tax effects	137	2	(999)	-	-	-	(997)

Stock-based compensation	-	-	1,558	-	-	-	1,558

Balance at March 26, 2017	30,686	$307	$95,825	$(8,376)	72	$-	$87,756

Balance at December 27, 2015	33,146	$331	$135,403	$(37,832)	72	$-	$97,902

Net income	-	-	-	10,762	-	-	10,762

Cash dividends	-	-	-	(2,350)	-	-	(2,350)

Repurchase of common stock	(732)	(7)	(11,660)	-	-	-	(11,667)

Shares issued under stock compensation plan net of shares withheld for tax effects	183	2	(1,207)	-	-	-	(1,205)

Excess tax benefit from stock based compensation	-	-	359	-	-	-	359

Stock-based compensation	-	-	1,330	-	-	-	1,330

Balance at March 27, 2016	32,597	$326	$124,225	$(29,420)	72	$-	$95,131

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	13 Weeks Ended
	March 26,	March 27,
	2017	2016
Cash flows from operating activities:
Net income	$11,048	$10,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,505	3,101
Deferred income taxes	542	2,924
Non-cash interest expense	56	105
Debt issuance costs written-off	16	-
Stock-based compensation expense	1,558	1,330
Changes in operating assets and liabilities:
Accounts receivable	10,991	8,609
Inventories	(173)	(32)
Prepaid expenses and other	244	(728)
Other assets	328	2
Accounts payable and accrued expenses	(3,992)	(8,108)
Deferred revenue	(6,750)	(6,402)
Deferred rent	232	455
Other liabilities	4,098	339

Net cash provided by operating activities	21,703	12,357

Cash flows from investing activities:
Acquisition of property and equipment	(7,170)	(6,148)
Proceeds from sale of property and equipment	-	220

Net cash used in investing activities	(7,170)	(5,928)

Cash flows from financing activities:
Principal borrowings on long-term debt	8,000	14,000
Principal repayments on long-term debt	(19,000)	(6,000)
Repurchase of common stock	-	(11,667)
Cash dividend payments	(2,862)	(2,350)
Tax payments from the vesting of restricted stock and option exercises	(1,055)	(1,272)
Excess tax benefits from stock compensation	-	359
Proceeds from the exercise of stock options	57	67
Deferred financing costs	(413)	-

Net cash used in financing activities	(15,273)	(6,863)

Net decrease in cash and cash equivalents	(740)	(434)
Cash and cash equivalents at beginning of period	3,788	3,095

Cash and cash equivalents at end of period	$3,048	$2,661

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$141	$108
Income taxes	$195	$1,294

Noncash investing and financing activities:
Accrued acquisition of property and equipment	$1,962	$972

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the Company) as of March 26, 2017 and December 27, 2015 and for the thirteen week periods ended March 26, 2017 and March 27, 2016 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The condensed consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of March 26, 2017, there were 153 Ruth’s Chris Steak House restaurants, including 70 Company-owned restaurants, two restaurants operating under contractual agreements and 81 franchisee-owned restaurants, including 20 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. All Company-owned restaurants are located in the United States. New Company-owned Ruth’s Chris Steak House restaurants opened in Waltham, MA in January 2017 and Cleveland, OH in March 2017. A new restaurant operated by the Company under a contractual agreement also opened in Tulsa, OK in January 2017.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended March 26, 2017 and March 27, 2016 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended March 26, 2017 and March 27, 2016 each contained thirteen weeks and are referred to herein as the first quarter of fiscal year 2017 and the first quarter of fiscal year 2016, respectively. Fiscal year 2017 is a 53-week year. Fiscal year 2016 is a 52-week year.

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

Recent Accounting Pronouncements for Future Application

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (GAAP) when it becomes effective. The new standard is effective for interim and annual periods in fiscal years beginning after December 15, 2017, which will require the Company to adopt these provisions in the first quarter of fiscal 2018. The standard permits the use of either the retrospective or cumulative effect transition method and is expected to impact the Company’s recognition of revenue related to franchise development and site specific fees. The Company currently recognizes franchise development and site specific fees when new franchisee-owned restaurants open. Under ASU 2014-09, development and site specific fees will be recognized over the life of the applicable franchise agreements. The Company expects that the new standard will have a material effect on the consolidated financial statements. The Company expects that the most significant change relates to an increase of approximately $3 million to $6 million to the deferred revenue liability on the consolidated balance sheet for previously recognized franchise development and site specific fees that will be recognized over the life of the applicable franchise agreements under the new standard. In addition, ASU 2014-09 is expected to impact the classification of advertising contributions from franchisees. The Company currently records advertising contributions from franchisees as a liability against which specified advertising and marketing costs are charged. Under the new standard, advertising contributions from franchisees will be classified as franchise income on the consolidated statements of income. The Company recognized advertising contributions from franchisees totaling $1.3 million and $1.4 million during fiscal years 2016 and 2015, respectively, as a reduction to marketing and advertising expense on the consolidated statements of income. The Company is evaluating other potential effects that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require the Company to adopt these provisions in the first quarter of fiscal 2019 using a modified retrospective approach. The Company’s restaurants operate under facility lease agreements that provide for material future lease payments. The restaurant facility leases comprise the majority of the Company’s material lease agreements. The Company is currently evaluating the effect of the standard on its ongoing financial reporting, but expects that the adoption of ASU 2016-02 will have a material effect on its consolidated financial statements. The Company expects that the most significant changes relate to 1) the recognition of new right-of–use assets and lease liabilities on the consolidated balance sheet for restaurant facility operating leases; and 2) the derecognition of existing lease liabilities on the consolidated balance sheet related to scheduled rent increases.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740). This update addresses the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice over the years for transfers of certain intangible and tangible assets. The amendments in the update will require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2018 using a modified retrospective approach. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). This update eliminates the current two-step approach used to test goodwill for impairment and requires an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 (upon the first goodwill impairment test performed during that fiscal year). Early adoption is permitted for interim or annual goodwill impairment tests after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on our consolidated financial statements.

(2) Mitchell’s Restaurants

As of December 28, 2014, the Company operated eighteen Mitchell’s Fish Markets and three Mitchell’s/Cameron’s Steakhouse restaurants (collectively, the Mitchell’s Restaurants).

In November 2014, the Company and Landry’s, Inc. and Mitchell’s Entertainment, Inc., an affiliate of Landry’s Inc. (together with Landry’s Inc., Landry’s), entered into an asset purchase agreement (the Agreement). Pursuant to the Agreement, the Company agreed to sell the Mitchell’s Restaurants and related assets to Landry’s for $10 million. The sale of the Mitchell’s Restaurants closed on January 21, 2015. The assets sold consisted primarily of leasehold interests, leasehold improvements, restaurant equipment and furnishings, inventory, and related intangible assets, including brand names and trademarks associated with the 21 Mitchell’s Restaurants. The results of operations have been classified as discontinued operations in the consolidated statements of income for all periods presented. No amounts for shared general and administrative costs or interest expense were allocated to discontinued operations. Substantially all direct cash flows related to operating these restaurants were eliminated at the closing date of the sale. The Company’s continuing involvement was limited to transition services up to four months with minimal impact on cash flows.

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

The Company guaranteed Landry’s lease obligations aggregating $34.7 million under nine of the Mitchell’s Restaurants’ leases. The Company did not record a financial accounting liability for the lease guarantees, because the likelihood of Landry’s defaulting on the lease agreements was deemed to be remote. Landry’s also indemnified the Company in the event of a default under any of the leases.

(3) Discontinued Operations

The Company accounts for its closed restaurants in accordance with the provisions of FASB ASC Topic 360-10, “Property, Plant and Equipment.” As of December 29, 2014, the Company adopted ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changed the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. Therefore, individual restaurants which are closed after December 28, 2014 will not be classified as discontinued operations. Prior to the Company’s adoption of ASU 2014-08, when a restaurant was closed or the restaurant was either held for sale or abandoned, the restaurant’s operations were eliminated from the ongoing operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, were reclassified. For the thirteen week periods ended March 26, 2017 and March 27, 2016, all restaurant sales, direct costs and expenses and income taxes attributable to restaurants classified as discontinued operations have been aggregated to a single caption entitled loss from discontinued operations, net of income taxes in the condensed consolidated statements of income for all periods presented. Loss from discontinued operations, net of income taxes is comprised of the following (in thousands):

	13 Weeks Ended
	March 26,	March 27,
	2017	2016

Revenues
Mitchell's Restaurants	$-	$-
Other Restaurants	-	-
Total revenues	-	-

Costs and expenses
Recurring costs and expenses
Mitchell's Restaurants	33	29
Other Restaurants	27	168
Total costs and expenses	60	197

Loss before income taxes	(60)	(197)

Income tax benefit	(23)	(77)
Loss from discontinued operations, net of income taxes	$(37)	$(120)

Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our condensed consolidated statements of cash flows. We do not anticipate that the sale of the Mitchell’s Restaurants or any of our closed restaurants reported as discontinued operations will have a material impact on the Company’s cash flow during fiscal year 2017.

(4) Long-term Debt

Long-term debt consists of the following (in thousands):

	March 26,	December 25,
	2017	2016

Senior Credit Facility:
Revolving credit facility	$14,000	$25,000
Less current maturities	-	-
	$14,000	$25,000

As of March 26, 2017, the Company had $14.0 million of outstanding indebtedness under its senior credit facility with approximately $71.4 million of borrowings available, net of outstanding letters of credit of approximately $4.6 million. As of March 26, 2017, the weighted average interest rate on the Company’s outstanding debt was 2.3% and the weighted average interest rate on our outstanding letters of credit was 1.6%. In addition, the fee on the Company’s senior credit facility was 0.2%. As of March 26, 2017, the Company was in compliance with all the covenants under its senior credit facility.

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

(5) Shareholders’ Equity

In April 2016, we announced that our Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time. The new share repurchase program replaces the previous share repurchase program announced in November 2014, which has been terminated. During the first thirteen weeks of fiscal year 2017 no shares were repurchased.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date

Fiscal Year 2017:
February 17, 2017	$0.09	February 23, 2017	$2,862	March 9, 2017

Fiscal Year 2016:
February 12, 2016	$0.07	February 25, 2016	$2,350	March 10, 2016

Subsequent to the end of the first quarter of fiscal year 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.09 per common and restricted share, or approximately $2.9 million in the aggregate based on the number of shares currently outstanding, payable on June 1, 2017 to stockholders of record as of the close of business on May 18, 2017.

Outstanding unvested restricted stock is not included in common stock outstanding amounts. Restricted stock outstanding as of March 26, 2017 aggregated 1,275,849 shares.

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as current and long-term debt as of March 26, 2017 and December 25, 2016 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

As of March 26, 2017 and December 25, 2016, the Company had no assets or liabilities measured on a recurring or nonrecurring basis subject to the disclosure requirements of “Fair Value Measurements and Disclosures,” FASB ASC Topic 820.

(7) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment. The Company does not rely on any major customers as a source of revenue. The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of March 26, 2017, (i) the Company-owned steakhouse restaurant segment included 70 Ruth’s Chris Steak House restaurants and two Ruth’s Chris Steak House restaurant operating under contractual agreements and (ii) the franchise operations segment included 81 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the Company-owned steakhouse segment for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment.

Segment information related to the Company’s two reportable business segments follows (in thousands):

	13 Weeks Ended
	March 26,	March 27,
	2017	2016

Revenues:
Company-owned steakhouse restaurants	$100,174	$96,515
Franchise operations	4,390	4,501
Unallocated other revenue and revenue discounts	974	874
Total revenues	$105,538	$101,890

Segment profits:
Company-owned steakhouse restaurants	$26,148	$24,148
Franchise operations	4,390	4,501
Total segment profit	30,538	28,649

Unallocated operating income	974	874
Marketing and advertising expenses	(2,446)	(1,970)
General and administrative costs	(8,137)	(7,664)
Depreciation and amortization expenses	(3,505)	(3,101)
Pre-opening costs	(1,179)	(354)
Interest expense, net	(179)	(213)
Other income	24	7
Income from continuing operations before income tax expense	$16,090	$16,228

Capital expenditures:
Company-owned steakhouse restaurants	$6,873	$5,996
Corporate assets	297	152
Total capital expenditures	$7,170	$6,148

	March 26,	December 25,
	2017	2016

Total assets:
Company-owned steakhouse restaurants	$180,424	$185,820
Franchise operations	1,977	2,707
Corporate assets - unallocated	5,041	9,021
Deferred income taxes - unallocated	9,382	9,924
Total assets	$196,824	$207,472

(8) Stock-Based Employee Compensation

As of December 26, 2016 (the first day of fiscal year 2017), the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718), which affects all entities that issue share-based compensation to their employees. The amendments in this ASU cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. Therefore, for the first thirteen weeks of fiscal year 2017, the recognition of excess tax benefits and deficiencies were recognized as income tax benefits or expense on the consolidated statement of income and as an operating activity on the statement of cash flows. Prior to the Company’s adoption of ASU 2016-09, these tax benefits and deficiencies were recognized as additional paid-in capital on the balance sheet and as a financing activity on the statement of cash flows.

Under the Amended and Restated 2005 Equity Incentive Plan, at March 26, 2017, there were 73,794 shares of common stock issuable upon exercise of currently outstanding options, 1,275,849 currently outstanding unvested restricted stock awards and 1,786,050 shares available for future grants. During the first thirteen weeks of fiscal year 2017, the Company issued 207,025 restricted stock awards to directors, officers and other employees of the Company. Of the 207,025 restricted stock awards issued during the first thirteen weeks of fiscal year 2017, 36,724 shares will vest in fiscal year 2018, 133,577 shares will vest in fiscal year 2019 and 36,724 shares will vest in fiscal year 2020. Total stock compensation expense recognized during the first thirteen weeks of fiscal years 2017 and 2016 was $1.6 million and $1.3 million, respectively.

(9) Income Taxes

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	13 Weeks Ended
	March 26,	March 27,
	2017	2016

Income tax expense at statutory rates	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	3.0%	4.2%
Federal employment tax credits	(6.8%)	(6.8%)
Other	(0.1%)	0.5%
Effective tax rate	31.1%	32.9%

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

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and many state jurisdictions, respectively. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations for years before 2012.

(10) Earnings Per Share

 The following table sets forth the computation of earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended

	March 26,	March 27,
	2017	2016

Income from continuing operations	$11,085	$10,882
Loss from discontinued operations, net of income taxes	(37)	(120)
Net income	$11,048	$10,762
Shares:
Weighted average number of common shares outstanding - basic	30,575,224	32,626,645
Weighted average number of common shares outstanding - diluted	31,253,186	33,073,660

Basic earnings (loss) per common share:
Continuing operations	$0.36	$0.33
Discontinued operations	-	-
Basic earnings per common share	$0.36	$0.33

Diluted earnings (loss) per common share:
Continuing operations	$0.35	$0.33
Discontinued operations	-	-
Diluted earnings per common share	$0.35	$0.33

Diluted earnings per share for the first quarters of fiscal year 2017 and 2016 excludes stock options and restricted shares of 4,641 and 24,829, respectively, which were outstanding during the period but were anti-dilutive. The weighted average exercise prices of the anti-dilutive stock options for the first quarters of fiscal years 2017 and 2016 were $19.51 per share and $19.05 per share, respectively.

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

The Company sells a considerable number of gift cards, which are issued and administered by a third party gift card issuer and service provider, consistent with common retail industry practice. The third party gift card issuer is paid a net fee for its services by the Company. The third party gift card issuer and service provider, as well as a number of other restaurant companies, retailers and gift card issuers, were named as defendants in a qui tam action filed under seal in June 2013 by William French on behalf of the State of Delaware in the Superior Court of Delaware in and for New Castle County. The complaint alleges that the Company and the other defendants intentionally failed to report and remit money with respect to unused gift cards to the State of Delaware under the Delaware Escheats Law, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit such money to Delaware in violation of the Delaware False Claims and Reporting Act (DFCRA).  The complaint further alleges that the amount of money that the Company should have escheated to Delaware is approximately $30 million.  The complaint seeks monetary damages (including treble damages under the DFCRA), penalties, and attorneys’ fees and costs.  The case was unsealed in March 2014, at which time the court also granted the State of Delaware’s motion to intervene.  In August 2016, the Company filed a motion to dismiss the case, and a hearing on that motion was held in October 2016. In April 2017, the Company’s motion was granted and the case was dismissed. On May 1, 2017, the Plaintiff-Relator in this matter filed an interlocutory appeal. The Company will file an answer to that appeal and continue to defend the matter.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “targeting,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals, including with respect to new restaurant openings, liquidity and capital resources and the impact of healthcare inflation and minimum wage legislation, also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to income taxes, unclaimed property, Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; a material failure, interruption or security breach of the Company’s information technology network; repeal or reduction of the federal FICA tip credit; the Company’s indemnification obligations in connection with its sale of the Mitchell’s Restaurants; the Company’s ability to protect its name and logo and other proprietary information; an impairment in the financial statement carrying value of our goodwill, other intangible assets or property; the impact of litigation; the restrictions imposed by the Company’s credit agreement; and changes in, or the discontinuation of, the Company’s quarterly cash dividend payments or share repurchase program. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have not occurred.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us”, “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries. Ruth’s Hospitality Group, Inc. is a Delaware corporation formerly known as Ruth’s Chris Steak House, Inc., and was founded in 1965.

Overview

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of March 26, 2017, there were 153 Ruth’s Chris Steak House restaurants, including 70 Company-owned restaurants, two restaurants operating under contractual agreements and 81 franchisee-owned restaurants.

The Ruth’s Chris menu features a broad selection of USDA Prime- and high quality steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling” and topped with butter—complemented by other traditional menu items inspired by our New Orleans heritage. The Ruth’s Chris restaurants reflect over 50 years committed to the core values instilled by our founder, Ruth Fertel, of caring for our guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere.

All Company-owned Ruth’s Chris Steak House restaurants are located in the United States. The franchisee-owned Ruth’s Chris Steak House restaurants include 20 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. New Company-owned Ruth’s Chris Steak House restaurants opened in Waltham, MA in January 2017 and Cleveland, OH in March 2017. A new Ruth’s Chris Steak House restaurant operating under a contractual agreement opened in Tulsa, OK in January 2017.

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

Our Annual Report on Form 10-K for the fiscal year ended December 25, 2016 provides additional information about our business, operations and financial condition.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of total revenues for the periods indicated, except as otherwise noted. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	13 Weeks Ended
	March 26,	March 27,
	2017	2016
Revenues:
Restaurant sales	94.2%	94.2%
Franchise income	4.2%	4.4%
Other operating income	1.6%	1.4%
Total revenues	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	28.7%	29.6%
Restaurant operating expenses (percentage of restaurant sales)	45.7%	45.8%
Marketing and advertising	2.3%	1.9%
General and administrative costs	7.7%	7.5%
Depreciation and amortization expenses	3.3%	3.0%
Pre-opening costs	1.1%	0.3%
Total costs and expenses	84.6%	83.9%

Operating income	15.4%	16.1%

Other income (expense):
Interest expense, net	(0.2%)	(0.2%)
Other	0.0%	0.0%
Income from continuing operations before income tax expense	15.2%	15.9%
Income tax expense	4.7%	5.2%

Income from continuing operations	10.5%	10.7%
Loss from discontinued operations, net of income taxes	(0.0%)	(0.1%)
Net income	10.5%	10.6%

First Quarter Ended March 26, 2017 (13 Weeks) Compared to First Quarter Ended March 27, 2016 (13 Weeks)

Overview. Operating income decreased by $189 thousand, or 1.2%, to $16.2 million for the first quarter of fiscal year 2017 from the first quarter of fiscal year 2016. Operating income for the first quarter of fiscal year 2017 was favorably impacted by a $3.5 million increase in restaurant sales offset by a $1.5 million increase in restaurant operating expenses, an $825 thousand increase in pre-opening costs, and a $476 thousand increase in marketing and advertising costs, and a $473 thousand increase in general and administrative costs. Income from continuing operations increased from the first quarter of fiscal year 2016 by $203 thousand to $11.1 million. Net income for the first quarter of fiscal year 2017 increased from the first quarter of fiscal year 2016 by $286 thousand to $11.0 million.

Segment Profits. Segment profitability information is presented in Note 7 to the condensed consolidated financial statements. Not all operating expenses are allocated to operating segments. The Ruth’s Chris Steak House Company-owned restaurants, which are all located in the United States, are managed as an operating segment. The Ruth’s Chris concept operates within the full-service dining industry, providing similar products to similar customers. The franchise operations are reported as a separate operating segment. Segment profits for the first quarter of fiscal year 2017 for the Company-owned steakhouse restaurant segment increased by $2.0 million to $26.1 million from the first quarter of fiscal year 2016. The increase was driven primarily by a $3.5 million increase in restaurant sales offset by a $1.5 million increase in restaurant operating expenses. Franchise income decreased $111 thousand in the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016 primarily due to a decrease in franchise opening fees.

Restaurant Sales. Restaurant sales increased by $3.5 million, or 3.7%, to $99.5 million in the first quarter of fiscal year 2017 from the first quarter of fiscal year 2016. The increase was attributable to a $636 thousand increase in Company-owned comparable restaurant sales and a $3.4 million increase in restaurant sales at new restaurants, partially offset by a $580 thousand decrease in sales from a closed restaurant. Excluding discontinued operations, total operating weeks during the first quarter of fiscal year 2017 increased to 895 from 865 in the first quarter of fiscal year 2016. Company-owned comparable restaurant sales increased 0.7%, driven by an average check increase of 2.4% partially offset by a traffic decrease of 1.7%. Company-owned comparable sales decreased approximately 70 basis points due to the calendar shift of Easter from the first quarter of fiscal year 2016 into the second quarter of fiscal year 2017.  Additionally, Valentine’s Day shifted to a Tuesday in the first quarter of fiscal year 2017 from a more favorable Sunday in the first quarter of fiscal year 2016 which caused Company-owned comparable restaurant sales to decrease approximately 50 basis points over the course of the Valentine’s week.

Franchise Income. Franchise income decreased $111 thousand in the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016. The decrease was primarily due to a decrease in franchise operating fees of $135 thousand, partially offset by higher royalties from a 3.6% increase in comparable franchise restaurant sales.

Other Operating Income. Other operating income increased $241 thousand in the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016. The increase in other operating income was primarily due to an increase of $172 thousand in income from restaurants operated under contractual agreements, including the new location in Tulsa, OK. The remaining increase was primarily related to a $100 thousand increase in gift card breakage revenue.

Food and Beverage Costs. Food and beverage costs increased $134 thousand in the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016. As a percentage of restaurant sales, food and beverage costs decreased to 28.7% in the first quarter of fiscal year 2017 from 29.6% in the first quarter of fiscal year 2016. The decrease in food and beverage costs as a percentage of restaurant sales was primarily due to a 1.4% decrease in beef costs and an increase in average check of 2.4%.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.5 million, or 3.5%, to $45.4 million in the first quarter of fiscal year 2017 from the first quarter of fiscal year 2016. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 45.7% in the first quarter of fiscal year 2017 from 45.8% in the first quarter of fiscal year 2016. The decrease in restaurant operating expenses as a percentage of restaurant sales was primarily due to a decrease in healthcare claims.

Marketing and Advertising. Marketing and advertising expenses increased $476 thousand to $2.4 million in the first quarter of fiscal year 2017 from the first quarter of fiscal year 2016. The increase in marketing and advertising expenses in the first quarter of fiscal year 2017 was primarily attributable to a planned increase in advertising spending.

General and Administrative Costs. General and administrative costs increased $473 thousand to $8.1 million in the first quarter of fiscal year 2017 from the first quarter of fiscal year 2016. The increase in general and administrative costs was primarily attributable to an increase of $757 in performance-based compensation partially offset by a decrease in professional fees of $134 thousand.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $404 thousand to $3.5 million in the first quarter of fiscal year 2017 from the first quarter of fiscal year 2016 primarily due to depreciation on new restaurant and remodel assets placed in service within the last twelve months.

Pre-opening Costs. Pre-opening costs were $1.2 million in the first quarter of fiscal year 2017 primarily due to the opening of two Ruth’s Chris Steak House Restaurants in Waltham, MA and Cleveland, OH which opened in the first quarter of fiscal year 2017. Pre-opening costs were $354 thousand in the first quarter of fiscal year 2016 primarily due to two new Ruth’s Chris Steak House Restaurants that opened in the second and third fiscal quarters of 2016.

Interest Expense. Interest expense decreased $34 thousand to $179 thousand in the first quarter of fiscal year 2017 from the first quarter of fiscal year 2016 due to a lower amortization of capitalized debt costs during the first quarter of fiscal year 2017.

Other Income and Expense. During the first quarter of fiscal year 2017, we recognized other income of $24 thousand. During the first quarter of fiscal year 2016 we recognized other income of $7 thousand.

Income Tax Expense. During the first quarter of fiscal year 2017, we recognized income tax expense of $5.0 million. During the first quarter of fiscal year 2016, we recognized income tax expense of $5.3 million. The effective tax rate, including the impact of discrete items, decreased to 31.1% for the first quarter of fiscal year 2017 compared to 32.9% for the first quarter of fiscal year 2016. The effective tax rate decreased in the first quarter of fiscal year 2017 primarily due to lower state income taxes recognized in the quarter. Fiscal year 2017 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2017 to differ from the effective tax rate for the first quarter 2017.

Income from Continuing Operations. Income from continuing operations of $11.1 million in the first quarter of fiscal year 2017 increased by $203 thousand compared to the first quarter of fiscal year 2016 due to the factors noted above.

Income or Loss from Discontinued Operations, net of income taxes. Loss from discontinued operations, net of income taxes, for the first quarter of fiscal year 2017 was $37 thousand compared to a loss of $120 thousand during the first quarter of fiscal year 2016. The loss in the first quarter of fiscal year 2016 was primarily related to occupancy costs from a closed Ruth’s Chris Steak House restaurant.

Net Income. Net income was $11.0 million in the first quarter of fiscal year 2017 and increased by $286 thousand compared to $10.8 million in the first quarter of fiscal year 2016. The increase was largely attributable to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal sources of cash during the first quarter of 2017 were net cash provided by operating activities and borrowings under our prior and current senior credit facilities. Our principal uses of cash during the first quarter of 2017 were for capital expenditures, principal repayments under our prior and current senior credit facility and dividend payments. Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our statement of cash flows.

In April 2016, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $60 million of outstanding commons stock from time to time. During the first thirteen weeks of fiscal year 2017 no shares were repurchased under this program. As of March 26, 2017, $26.6 million remained available for future purchases under the share repurchase program.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. We paid a quarterly cash dividend of $0.09 per share, or $2.9 million in the aggregate during the first quarter of fiscal year 2017. On May 5, 2017, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per share, or $2.9 million in the aggregate, to be paid on June 1, 2017 to common and restricted stockholders of record as of the close of business on May 18, 2017. Future dividends will be subject to the approval of our Board of Directors.

We believe that our borrowing ability under our new senior credit facility coupled with our anticipated cash flow from operations should provide us with adequate liquidity for the next 12 months.

Senior Credit Facility

As of March 26, 2017, we had $14.0 million of outstanding indebtedness under our senior credit facility with approximately $71.4 million of borrowings available, net of outstanding letters of credit of approximately $4.6 million. As of March 26, 2017, the weighted average interest rate on our outstanding debt was 2.3% and the weighted average interest rate on our outstanding letters of credit was 1.6%. In addition, the fee on the unused portion of our senior credit facility was 0.2%.

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

The Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants requiring a minimum fixed coverage charge ratio and limiting our consolidated leverage ratio. As of March 26, 2017, we were in compliance with all of the covenants in the Credit Agreement. The Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company. If any event of default occurs and is not cured within the applicable grace period, or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments under the Credit Agreement and the lenders’ commitments may be terminated. The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries (the Guarantors), and are secured by a lien on substantially all of our personal property assets other than any equity interest in current and future subsidiaries of the Company.

Under the Credit Agreement, restricted junior payments, which include cash dividend payments, repurchases of our equity securities and payments and prepayments of subordinated indebtedness, made subsequent to February 2, 2017 are limited to $100.0 million if our consolidated leverage ratio is greater than or equal to 2.00:1.00, and are not limited in amount if our consolidated leverage ratio is less than 2.00:1.00. As of the date of this Quarterly Report on Form 10-Q, $2.9 million in junior restricted payments have been made since February 2, 2017.

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	13 Weeks Ended
	March 26,	March 27,
	2017	2016
Net cash provided by (used in):
Operating activities	$21,703	$12,357
Investing activities	(7,170)	(5,928)
Financing activities	(15,273)	(6,863)
Net decrease in cash and cash equivalents	$(740)	$(434)

Operating Activities. Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising, general and administrative costs and income taxes. Operating activities provided cash flow during the first thirteen weeks of both fiscal years 2017 and 2016 primarily because operating revenues exceeded cash-based expenses.

Investing Activities. Cash used in investing activities aggregated $7.2 million in the first thirteen weeks of fiscal year 2017 compared with $5.9 million cash used in the first thirteen weeks of fiscal year 2016. Investing cash outflows during the first thirteen weeks of both fiscal years 2017 and 2016 pertained primarily to capital expenditure projects. Cash used in investing projects during the first thirteen weeks of fiscal year 2017 pertained to $1.5 million for restaurant remodel and capital replacement projects and $4.6 million for new restaurants. Cash used in investing activities during the first thirteen weeks of fiscal year 2016 pertained to $2.6 million for restaurant remodel projects and $2.8 million for new restaurants.

Financing Activities. Financing activities used cash during the first thirteen weeks of both fiscal years 2017 and 2016. During the first thirteen weeks of fiscal year 2017, we: decreased the debt outstanding under our senior credit facility by $11.0 million; paid dividends of $2.9 million; and paid $1.1 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options. We paid the $1.1 million in taxes in connection with the vesting of restricted stock and the exercise of stock options because some recipients elected to satisfy their individual tax withholding obligations by having us withhold a number of vested shares of restricted stock and/or a number of shares otherwise issuable pursuant to stock options. During the first thirteen weeks of fiscal year 2016, we: increased the debt outstanding under our senior credit facility by $8.0 million; used $11.7 million to repurchase common stock; paid $1.3 million in taxes related to stock based compensation; and paid dividends of $2.3 million.

Off-Balance Sheet Arrangements

As of March 26, 2017, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 25, 2016 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first thirteen weeks of fiscal year 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At March 26, 2017, the Company had $14.0 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2017 of approximately $140 thousand.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first thirteen weeks of fiscal years 2017 and 2016, franchise income attributable to international locations was approximately $754 thousand and $734 thousand, respectively.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices, which in the past have been volatile and have impacted the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. As of March 26, 2017, the Company had not negotiated set pricing for any of its beef requirements for the remainder of fiscal year 2017. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. Holding other variables constant, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $3.0 million to $4.0 million for the remainder of fiscal year 2017.

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

Effects of Healthcare Inflation

The Company is exposed to market price fluctuations related to the cost of providing healthcare to its employees. Claim trends are predicted to outpace inflation throughout the upcoming year. Pharmacy costs are also rising in excess of general and medical cost inflation. If prices increase, or the Company experiences significantly more claims, operating margin could be materially adversely affected. Holding other variables constant, a hypothetical 10% fluctuation in healthcare costs would have an approximate impact on pre-tax earnings of approximately $750 thousand for the remainder of 2017.

Effects of Inflation

The Company believes that general inflation, excluding increases in food, employee wages and employee health plan costs, has not had a material impact on its results of operations in recent years. Additionally, increases in statutory minimum wage rates may increase our operating costs. Recently, governmental entities acted to increase minimum wage rates in states where Company-owned restaurants are located. The increased minimum wage rates are expected to increase employee compensation and related taxes by approximately $1.2 million in fiscal year 2017 compared to fiscal year 2016. Also, the U.S. government may consider legislation to increase the federal minimum wage rate, which, if enacted, would further increase employee compensation and related taxes.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 26, 2017. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 26, 2017 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended March 26, 2017, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company sells a considerable number of gift cards, which are issued and administered by a third party gift card issuer and service provider, consistent with common retail industry practice. The third party gift card issuer is paid a net fee for its services by the Company. The third party gift card issuer and service provider, as well as a number of other restaurant companies, retailers and gift card issuers, were named as defendants in a qui tam action filed under seal in June 2013 by William French on behalf of the State of Delaware in the Superior Court of Delaware in and for New Castle County. The complaint alleges that the Company and the other defendants intentionally failed to report and remit money with respect to unused gift cards to the State of Delaware under the Delaware Escheats Law, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit such money to Delaware in violation of the Delaware False Claims and Reporting Act (DFCRA).  The complaint further alleges that the amount of money that the Company should have escheated to Delaware is approximately $30 million.  The complaint seeks monetary damages (including treble damages under the DFCRA), penalties, and attorneys’ fees and costs.  The case was unsealed in March 2014, at which time the court also granted the State of Delaware’s motion to intervene.  In August 2016, the Company filed a motion to dismiss the case, and a hearing on that motion was held in October 2016. In April 2017, the Company’s motion was granted and the case was dismissed. On May 1, 2017, the Plaintiff-Relator in this matter filed an interlocutory appeal. The Company will file an answer to that appeal and continue to defend the matter.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016. The impact of circumstances and events described in such risk factors could result in significant adverse effects on our financial position, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no stock repurchase activity during the fiscal quarter ended March 26, 2017.

On April 28, 2016, the Company announced that its Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors. The share repurchase program replaced the Company’s previous share repurchase program announced in November 2014, which was terminated. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and has no termination date. The Company intends to conduct any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. During the fiscal quarter ended March 26, 2017 no shares were repurchased via open market transactions. As of March 26, 2017, $26.6 million remained available for further purchases under the program. The Company’s ability to make future stock purchases under the program is currently limited by our Credit Agreement. Under our Credit Agreement, we are limited to $100.0 million of junior stock payments, which include cash dividends, repurchases of common stock and prepayments of subordinated indebtedness, if our consolidated leverage ratio is greater than or equal to 2.00:1.00. As of March 26, 2017, $2.9 million of such payments had been made.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1

Credit Agreement, dated as of February 22, 2016, by and among the Company, the guarantors party thereto, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent and Wells Fargo Securities, LLC as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 8, 2017).

10.2	Amendment No. 1 to Amended and Restated 2005 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed on March 8, 2017).

10.3	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed on March 8, 2017).

10.4	Form of Restricted Stock Award Agreement (Performance Award) (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed on March 8, 2017).

10.5	Omnibus Amendment to Award Agreements (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed on March 8, 2017).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: May 5, 2017