Form 10-Q
period 2017-06-25
Ruths Hospitality Group, Inc.
filed 2017-07-28
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of July 24, 2017 was 31,602,076, which includes 1,194,629 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	June 25,	December 25,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$5,228	$3,788
Accounts receivable, less allowance for doubtful accounts 2017 - $86; 2016 - $729	8,786	20,790
Inventory	7,554	7,396
Prepaid expenses and other	2,669	2,446
Total current assets	24,237	34,420
Property and equipment, net of accumulated depreciation 2017 - $139,207; 2016 - $132,817	103,431	103,041
Goodwill	24,293	24,293
Franchise rights, net of accumulated amortization 2017 - $218; 2016 - $218	32,200	32,200
Other intangibles, net of accumulated amortization 2017 - $1,224; 2016 - $1,179	2,850	2,895
Deferred income taxes	9,008	9,924
Other assets	664	699
Total assets	$196,683	$207,472
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$8,542	$7,064
Accrued payroll	11,778	14,902
Accrued expenses	6,550	11,672
Deferred revenue	28,957	38,155
Other current liabilities	9,087	7,622
Total current liabilities	64,914	79,415
Long-term debt	21,000	25,000
Deferred rent	22,020	21,737
Other liabilities	2,192	2,311
Total liabilities	110,126	128,463
Commitments and contingencies (Note 11)	—	—
Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 30,359,817 shares issued and outstanding at June 25, 2017, 30,549,283 shares issued and outstanding at December 25, 2016	304	305
Additional paid-in capital	89,680	95,266
Accumulated deficit	(3,427)	(16,562)
Treasury stock, at cost; 71,950 shares at June 25, 2017 and December 25, 2016	—	—
Total shareholders' equity	86,557	79,009
Total liabilities and shareholders' equity	$196,683	$207,472

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended		26 Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2017	2016	2017	2016
Revenues:
Restaurant sales	$94,145	$87,244	$193,600	$183,181
Franchise income	4,257	4,034	8,647	8,535
Other operating income	1,613	1,376	3,306	2,828
Total revenues	100,015	92,654	205,553	194,544
Costs and expenses:
Food and beverage costs	28,114	25,853	56,693	54,299
Restaurant operating expenses	45,005	42,556	90,452	86,477
Marketing and advertising	3,412	2,618	5,859	4,587
General and administrative costs	8,035	7,058	16,171	14,721
Depreciation and amortization expenses	3,731	3,371	7,236	6,472
Pre-opening costs	173	737	1,352	1,092
Total costs and expenses	88,470	82,193	177,763	167,648
Operating income	11,545	10,461	27,790	26,896

Other income (expense):
Interest expense, net	(144)	(253)	(324)	(466)
Other	14	144	39	151

Income from continuing operations before income tax expense	11,415	10,352	27,505	26,581
Income tax expense	3,611	3,396	8,616	8,742
Income from continuing operations	7,804	6,956	18,889	17,839
Income (loss) from discontinued operations, net of income taxes	7	(48)	(30)	(169)
Net income	$7,811	$6,908	$18,859	$17,670
Basic earnings (loss) per common share:
Continuing operations	$0.26	$0.22	$0.62	$0.55
Discontinued operations	—	—	—	—
Basic earnings per share	$0.26	$0.22	$0.62	$0.55
Diluted earnings (loss) per common share:
Continuing operations	$0.25	$0.21	$0.60	$0.54
Discontinued operations	—	—	—	—
Diluted earnings per share	$0.25	$0.21	$0.60	$0.54
Shares used in computing net income (loss) per common share:
Basic	30,548,258	32,138,846	30,561,741	32,382,746
Diluted	31,264,266	32,540,633	31,255,441	32,796,134
Cash dividends declared per common share	$0.09	$0.07	$0.18	$0.14

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

(Amounts in thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock		Shareholders'
	Shares	Value	Capital	Deficit	Shares	Value	Equity
Balance at December 25, 2016	30,549	$305	$95,266	$(16,562)	72	$—	$79,009
Net income	—	—	—	18,859	—	—	18,859
Cash dividends	—	—	—	(5,724)	—	—	(5,724)
Repurchase of common stock	(400)	(4)	(8,428)	—	—	—	(8,432)
Shares issued under stock compensation plan net of shares withheld for tax effects	211	3	(527)	—	—	—	(524)
Stock-based compensation	—	—	3,369	—	—	—	3,369
Balance at June 25, 2017	30,360	$304	$89,680	$(3,427)	72	$—	$86,557

Balance at December 27, 2015	33,146	$331	$135,403	$(37,832)	72	$—	$97,902
Net income	—	—	—	17,670	—	—	17,670
Cash dividends	—	—	—	(4,687)	—	—	(4,687)
Repurchase of common stock	(1,924)	(19)	(31,648)	—	—	—	(31,667)
Shares issued under stock compensation plan net of shares withheld for tax effects	206	2	(1,398)	—	—	—	(1,396)
Excess tax benefit from stock based compensation	—	—	377	—	—	—	377
Stock-based compensation	—	—	2,727	—	—	—	2,727
Balance at June 26, 2016	31,428	$314	$105,461	$(24,849)	72	$—	$80,926

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	26 Weeks Ended
	June 25,	June 26,
	2017	2016
Cash flows from operating activities:
Net income	$18,859	$17,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,236	6,472
Deferred income taxes	916	5,000
Non-cash interest expense	76	210
Debt issuance costs written-off	16	—
Gain on the disposal of property and equipment, net	—	(128)
Stock-based compensation expense	3,369	2,727
Changes in operating assets and liabilities:
Accounts receivable	12,004	9,071
Inventories	(158)	225
Prepaid expenses and other	(220)	(1,255)
Other assets	356	20
Accounts payable and accrued expenses	(4,531)	(11,674)
Deferred revenue	(9,198)	(9,206)
Deferred rent	283	872
Other liabilities	2,176	495
Net cash provided by operating activities	31,184	20,499
Cash flows from investing activities:
Acquisition of property and equipment	(10,649)	(13,469)
Proceeds from sale of property and equipment	—	802
Net cash used in investing activities	(10,649)	(12,667)
Cash flows from financing activities:
Principal borrowings on long-term debt	18,000	37,000
Principal repayments on long-term debt	(22,000)	(7,000)
Repurchase of common stock	(8,432)	(31,667)
Cash dividend payments	(5,724)	(4,687)
Tax payments from the vesting of restricted stock and option exercises	(1,364)	(1,469)
Excess tax benefits from stock compensation	—	377
Proceeds from the exercise of stock options	838	72
Deferred financing costs	(413)	—
Net cash used in financing activities	(19,095)	(7,374)
Net increase in cash and cash equivalents	1,440	458
Cash and cash equivalents at beginning of period	3,788	3,095
Cash and cash equivalents at end of period	$5,228	$3,553
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$141	$224
Income taxes	$5,840	$2,022
Noncash investing and financing activities:
Accrued acquisition of property and equipment	$838	$1,420

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the Company) as of June 25, 2017 and December 25, 2016 and for the thirteen and twenty-six week periods ended June 25, 2017 and June 26, 2016 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The condensed consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of June 25, 2017, there were 153 Ruth’s Chris Steak House restaurants, including 70 Company-owned restaurants, two restaurants operating under contractual agreements and 81 franchisee-owned restaurants, including 20 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. All Company-owned restaurants are located in the United States.  New Company-owned Ruth’s Chris Steak House restaurants opened in Waltham, MA in January 2017 and Cleveland, OH in March 2017.  A new restaurant operated by the Company under a contractual agreement also opened in Tulsa, OK in January 2017.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended June 25, 2017 and June 26, 2016 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended June 25, 2017 and June 26, 2016 each contained thirteen weeks and are referred to herein as the second quarter of fiscal year 2017 and the second quarter of fiscal year 2016, respectively. Fiscal year 2017 is a 53-week year.  Fiscal year 2016 is a 52-week year.

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

Recent Accounting Pronouncements for Future Application

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (GAAP) when it becomes effective. The new standard is effective for interim and annual periods in fiscal years beginning after December 15, 2017, which will require the Company to adopt these provisions in the first quarter of fiscal 2018.  The standard permits the use of either the retrospective or cumulative effect transition method and is expected to impact the Company’s recognition of revenue related to franchise development and site specific fees.  The Company currently recognizes franchise development and site specific fees when new franchisee-owned restaurants open.  Under ASU 2014-09, development and site specific fees will be recognized over the life of the applicable franchise agreements. The Company expects that the new standard will have a material effect on the consolidated financial statements.  The Company expects that the most significant change relates to an increase of approximately $3 million to $5 million to the deferred revenue liability on the consolidated balance sheet for previously recognized franchise development and site specific fees that will be recognized over the life of the applicable franchise agreements under the new standard. In addition, ASU 2014-09 is expected to impact the classification of advertising contributions from franchisees.  The Company currently records advertising contributions from franchisees as a liability against which specified advertising and marketing costs are charged. Under the new standard, advertising contributions from franchisees will be classified as franchise income on the consolidated statements of income.  The Company recognized advertising contributions from franchisees totaling $1.3 million and $1.4 million during fiscal years 2016 and 2015, respectively, as a reduction to marketing and advertising expense on the consolidated statements of income.  The Company is evaluating other potential effects that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method.

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

The Company guaranteed Landry’s lease obligations aggregating $34.1 million under nine of the Mitchell’s Restaurants’ leases.  The Company did not record a financial accounting liability for the lease guarantees, because the likelihood of Landry’s defaulting on the lease agreements was deemed to be remote.  Landry’s also indemnified the Company in the event of a default under any of the leases.

(3) Discontinued Operations

The Company accounts for its closed restaurants in accordance with the provisions of FASB ASC Topic 360-10, “Property, Plant and Equipment.” As of December 29, 2014, the Company adopted ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changed the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. Therefore, individual restaurants which are closed after December 28, 2014 will not be classified as discontinued operations. Prior to the Company’s adoption of ASU 2014-08, when a restaurant was closed or the restaurant was either held for sale or abandoned, the restaurant’s operations were eliminated from the ongoing operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, were reclassified. For the thirteen and twenty-six week periods ended June 25, 2017 and June 26, 2016, all restaurant sales, direct costs and expenses and income taxes attributable to restaurants classified as discontinued operations have been aggregated to a single caption entitled results from discontinued operations, net of income taxes in the condensed consolidated statements of income for all periods presented. Results from discontinued operations, net of income taxes is comprised of the following (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2017	2016	2017	2016
Revenues
Mitchell's Restaurants	$—	$—	$—	$—
Other Restaurants	—	—	—	—
Total revenues	—	—	—	—

Costs and expenses
Recurring costs and expenses
Mitchell's Restaurants	57	12	89	41
Other Restaurants	(68)	67	(41)	236
Total costs and expenses	(11)	79	48	277

Income (loss) before income taxes	11	(79)	(48)	(277)

Income tax expense (benefit)	4	(31)	(18)	(108)

Income (loss) from discontinued operations, net of income taxes	$7	$(48)	$(30)	$(169)

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

(4) Long-term Debt

Long-term debt consists of the following (in thousands):

	June 25,	December 25,
	2017	2016
Senior Credit Facility:
Revolving credit facility	$21,000	$25,000
Less current maturities	—	—
	$21,000	$25,000

As of June 25, 2017, the Company had $21.0 million of outstanding indebtedness under its senior credit facility with approximately $64.4 million of borrowings available, net of outstanding letters of credit of approximately $4.6 million. As of June 25, 2017, the weighted average interest rate on the Company’s outstanding debt was 2.6% and the weighted average interest rate on our outstanding letters of credit was 1.6%.  In addition, the fee on the Company’s senior credit facility was 0.2%. As of June 25, 2017, the Company was in compliance with all the covenants under its senior credit facility.

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

(5) Shareholders’ Equity

In April 2016, we announced that our Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time.  The new share repurchase program replaces the previous share repurchase program announced in November 2014, which has been terminated.  As of June 25, 2017, $18.2 million remained available for further purchases under the program.  During the first twenty-six weeks of fiscal year 2017 400,000 shares were repurchased at an aggregate cost of $8.4 million, or an average cost of $21.08 per share.  Share repurchases were accounted for under the cost method and all repurchased shares were retired and cancelled.  The excess of the purchase price over the par value of the shares was recorded as a reduction in additional paid-in-capital.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2017
February 17, 2017	$0.09	February 23, 2017	$2,862	March 9, 2017
May 5, 2017	$0.09	May 18, 2017	$2,862	June 1, 2017

Fiscal Year 2016
February 12, 2016	$0.07	February 25, 2016	$2,350	March 10, 2016
April 28, 2016	$0.07	May 12, 2016	$2,338	May 26, 2016

Subsequent to the end of the second quarter of fiscal year 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.09 per common and restricted share, or approximately $2.8 million in the aggregate based on the number of shares currently outstanding, payable on August 24, 2017 to stockholders of record as of the close of business on August 10, 2017.

Outstanding unvested restricted stock is not included in common stock outstanding amounts. Restricted stock outstanding as of June 25, 2017 aggregated 1,274,961 shares.

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of June 25, 2017 and December 25, 2016 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

As of June 25, 2017 and December 25, 2016, the Company had no assets or liabilities measured on a recurring or nonrecurring basis subject to the disclosure requirements of “Fair Value Measurements and Disclosures,” FASB ASC Topic 820.

(7) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment. The Company does not rely on any major customers as a source of revenue. The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of June 25, 2017, (i) the Company-owned steakhouse restaurant segment included 70 Ruth’s Chris Steak House restaurants and two Ruth’s Chris Steak House restaurant operating under contractual agreements and (ii) the franchise operations segment included 81 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the Company-owned steakhouse segment for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment.

Segment information related to the Company’s two reportable business segments follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2017	2016	2017	2016
Revenues:
Company-owned steakhouse restaurants	$95,168	$88,032	$195,342	$184,547
Franchise operations	4,257	4,034	8,647	8,535
Unallocated other revenue and revenue discounts	590	588	1,564	1,462
Total revenues	$100,015	$92,654	$205,553	$194,544

Segment profits:
Company-owned steakhouse restaurants	$22,049	$19,623	$48,197	$43,771
Franchise operations	4,257	4,034	8,647	8,535
Total segment profit	26,306	23,657	56,844	52,306

Unallocated operating income	590	588	1,564	1,462
Marketing and advertising expenses	(3,412)	(2,618)	(5,859)	(4,587)
General and administrative costs	(8,035)	(7,058)	(16,171)	(14,721)
Depreciation and amortization expenses	(3,731)	(3,371)	(7,236)	(6,472)
Pre-opening costs	(173)	(737)	(1,352)	(1,092)
Interest expense, net	(144)	(253)	(324)	(466)
Other income	14	144	39	151
Income from continuing operations before income tax expense	$11,415	$10,352	$27,505	$26,581

Capital expenditures:
Company-owned steakhouse restaurants	$3,120	$6,965	$9,993	$12,961
Corporate assets	359	356	656	508
Total capital expenditures	$3,479	$7,321	$10,649	$13,469

	June 25,	December 25,
	2017	2016
Total assets:
Company-owned steakhouse restaurants	$177,637	$185,820
Franchise operations	1,861	2,707
Corporate assets - unallocated	8,177	9,021
Deferred income taxes - unallocated	9,008	9,924
Total assets	$196,683	$207,472

(8) Stock-Based Employee Compensation

As of December 26, 2016 (the first day of fiscal year 2017), the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718), which affects all entities that issue share-based compensation to their employees.  The amendments in this ASU cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows.  Therefore, for the twenty-six weeks of fiscal year 2017, the recognition of excess tax benefits and deficiencies were recognized as income tax benefits or expense on the consolidated statement of income and as an operating activity on the statement of cash flows.  Prior to the Company’s adoption of ASU 2016-09, these tax benefits and deficiencies were recognized as additional paid-in capital on the balance sheet and as a financing activity on the statement of cash flows.

Under the Amended and Restated 2005 Equity Incentive Plan, at June 25, 2017, there were 26,225 shares of common stock issuable upon exercise of currently outstanding options, 1,274,961 currently outstanding unvested restricted stock awards and 1,762,214 shares available for future grants. During the first twenty-six weeks of fiscal year 2017, the Company issued 251,512 restricted stock awards to directors, officers and other employees of the Company. Of the 251,512 restricted stock awards issued during the first twenty-six weeks of fiscal year 2017, 38,220 shares will vest in fiscal year 2018, 135,073 shares will vest in fiscal year 2019, 48,219 shares will vest in fiscal year 2020, 10,000 will vest in 2021, 10,000 will vest in 2022 and 10,000 will vest in 2023.  Total stock compensation expense recognized during the first twenty-six weeks of fiscal years 2017 and 2016 was $3.4 million and $2.7 million, respectively.

(9) Income Taxes

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	26 Weeks Ended
	June 25,	June 26,
	2017	2016
Income tax expense at statutory rates	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	3.0%	4.2%
Federal employment tax credits	(6.8%)	(7.0%)
Other	0.1%	0.7%

Effective tax rate	31.3%	32.9%

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

(10) Earnings Per Share

The following table sets forth the computation of earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended		26 Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2017	2016	2017	2016
Income from continuing operations	$7,804	$6,956	$18,889	$17,839
Income (loss) from discontinued operations, net of income taxes	7	(48)	(30)	(169)
Net income	$7,811	$6,908	$18,859	$17,670
Shares:
Weighted average number of common shares outstanding - basic	30,548,258	32,138,846	30,561,741	32,382,746
Weighted average number of common shares outstanding - diluted	31,264,266	32,540,633	31,255,441	32,796,134

Basic earnings (loss) per common share:
Continuing operations	$0.26	$0.22	$0.62	$0.55
Discontinued operations	—	—	—	—
Basic earnings per common share	$0.26	$0.22	$0.62	$0.55

Diluted earnings (loss) per common share:
Continuing operations	$0.25	$0.21	$0.60	$0.54
Discontinued operations	—	—	—	—
Diluted earnings per common share	$0.25	$0.21	$0.60	$0.54

Diluted earnings per share for the second quarters of fiscal year 2017 and 2016 excludes stock options and restricted shares of 17 and 17,137, respectively, which were outstanding during the period but were anti-dilutive.  The weighted average exercise prices of the anti-dilutive stock options for the first quarters of fiscal years 2017 and 2016 were $0 per share and $18.96 per share, respectively.  Dilutive earnings per share for the first twenty-six weeks of fiscal years 2017 and 2016 excludes stock options and restricted shares of 1,295 and 92,386, respectively, which were outstanding during the period but were anti-dilutive.  The weighted average exercise prices of the anti-dilutive stock options for the first twenty-six weeks of fiscal years 2017 and 2016 were $21.60 per share and $19.01 per share, respectively.

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

The Company sells a considerable number of gift cards, which are issued and administered by a third party gift card issuer and service provider, consistent with common retail industry practice. The third party gift card issuer is paid a net fee for its services by the Company. The third party gift card issuer and service provider, as well as a number of other restaurant companies, retailers and gift card issuers, were named as defendants in a qui tam action filed under seal in June 2013 by William French on behalf of the State of Delaware in the Superior Court of Delaware in and for New Castle County. The complaint alleges that the Company and the other defendants intentionally failed to report and remit money with respect to unused gift cards to the State of Delaware under the Delaware Escheats Law, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit such money to Delaware in violation of the Delaware False Claims and Reporting Act (DFCRA).  The complaint further alleges that the amount of money that the Company should have escheated to Delaware is approximately $30 million.  The complaint seeks monetary damages (including treble damages under the DFCRA), penalties, and attorneys’ fees and costs.  The case was unsealed in March 2014, at which time the court also granted the State of Delaware’s motion to intervene.  In August 2016, the Company filed a motion to dismiss the case, and a hearing on that motion was held in October 2016.  In April 2017, the Company’s motion was granted and the case was dismissed.  On May 1, 2017, the Plaintiff-Relator in this matter filed an interlocutory appeal.  On May 18, 2017 the Superior Court declined to certify the appeal and on May 23, 2017 the Delaware Supreme Court denied the appeal.

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

Overview

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of June 25, 2017, there were 153 Ruth’s Chris Steak House restaurants, including 70 Company-owned restaurants, two restaurants operating under contractual agreements and 81 franchisee-owned restaurants.

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

	13 Weeks Ended		26 Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2017	2016	2017	2016
Revenues:
Restaurant sales	94.1%	94.2%	94.2%	94.2%
Franchise income	4.3%	4.3%	4.2%	4.4%
Other operating income	1.6%	1.5%	1.6%	1.4%
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	29.9%	29.6%	29.3%	29.6%
Restaurant operating expenses (percentage of restaurant sales)	47.8%	48.8%	46.7%	47.2%
Marketing and advertising	3.4%	2.8%	2.9%	2.4%
General and administrative costs	8.0%	7.6%	7.9%	7.6%
Depreciation and amortization expenses	3.7%	3.6%	3.5%	3.3%
Pre-opening costs	0.2%	0.8%	0.7%	0.6%
Total costs and expenses	88.5%	88.7%	86.5%	86.2%
Operating income	11.5%	11.3%	13.5%	13.8%

Other income (expense):
Interest expense, net	(0.1%)	(0.3%)	(0.1%)	(0.2%)
Other	0.0%	0.2%	0.0%	0.1%
Income from continuing operations before income tax expense	11.4%	11.2%	13.4%	13.7%
Income tax expense	3.6%	3.7%	4.2%	4.5%
Income from continuing operations	7.8%	7.5%	9.2%	9.2%
Loss from discontinued operations, net of income taxes	0.0%	0.0%	0.0%	(0.1%)
Net income	7.8%	7.5%	9.2%	9.1%

Second Quarter Ended June 25, 2017 (13 Weeks) Compared to Second Quarter Ended June 26, 2016 (13 Weeks)

Overview. Operating income increased by $1.1 million, or 10.3%, to $11.5 million for the second quarter of fiscal year 2017 from the second quarter of fiscal year 2016. Operating income for the second quarter of fiscal year 2017 was favorably impacted by a $6.9 million increase in restaurant sales and a $564 thousand decrease in pre-opening costs offset partially by a $2.4 million increase in restaurant operating expenses, a $2.3 million increase in food and beverage costs, a $977 thousand increase in general and administrative costs and a $794 thousand increase in marketing and advertising. Income from continuing operations increased from the second quarter of fiscal year 2016 by $848 thousand to $7.8 million. Net income for the second quarter of fiscal year 2017 increased from the second quarter of fiscal year 2016 by $903 thousand to $7.8 million.

Segment Profits. Segment profitability information is presented in Note 7 to the condensed consolidated financial statements. Not all operating expenses are allocated to operating segments.  The Ruth’s Chris Steak House Company-owned restaurants, which are all located in the United States, are managed as an operating segment. The Ruth’s Chris concept operates within the full-service dining industry, providing similar products to similar customers. The franchise operations are reported as a separate operating segment. Segment profits for the second quarter of fiscal year 2017 for the Company-owned steakhouse restaurant segment increased by $2.4 million to $22.0 million from the second quarter of fiscal year 2016. The increase was driven primarily by a $6.9 million increase in restaurant sales partially offset by a $2.4 million increase in restaurant operating expenses and a $2.3 million increase in food and beverage costs. Franchise income increased $223 thousand in the second quarter of fiscal year 2017 compared to the second quarter of fiscal year 2016 primarily due to higher royalties from increased restaurant sales.

Restaurant Sales. Restaurant sales increased by $6.9 million, or 7.9%, to $94.1 million in the second quarter of fiscal year 2017 from the second quarter of fiscal year 2016. The increase was attributable to a $2.6 million increase in Company-owned comparable restaurant sales and a $4.4 million increase in restaurant sales at new restaurants. Excluding discontinued operations, total operating weeks during the second quarter of fiscal year 2017 increased to 910 from 863 in the second quarter of fiscal year 2016. Company-owned comparable restaurant sales increased 2.9%, driven by an average check increase of 0.8% and a traffic increase of 2.1%.  Company-owned comparable sales increased by approximately 70 basis points due to the calendar shift of Easter from the first quarter of fiscal year 2016 into the second quarter of fiscal year 2017.

Franchise Income. Franchise income increased $223 thousand in the second quarter of fiscal year 2017 compared to the second quarter of fiscal year 2016.  The increase was primarily due to an increase in franchisee-owned restaurant count and higher royalties from a 3.0% increase in comparable franchise restaurant sales.

Other Operating Income. Other operating income increased $237 thousand in the second quarter of fiscal year 2017 compared to the second quarter of fiscal year 2016.  The increase in other operating income was primarily due to an increase of $143 thousand in income from restaurants operated under contractual agreements, including the new location in Tulsa, OK.  The remaining increase was primarily related to miscellaneous revenue at the restaurants.

Food and Beverage Costs. Food and beverage costs increased $2.3 million in the second quarter of fiscal year 2017 compared to the second quarter of fiscal year 2016. As a percentage of restaurant sales, food and beverage costs increased to 29.9% in the second quarter of fiscal year 2017 from 29.6% in the second quarter of fiscal year 2016. The increase in food and beverage costs as a percentage of restaurant sales was primarily due to a 3.8% increase in beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $2.4 million, or 5.8%, to $45.0 million in the second quarter of fiscal year 2017 from the second quarter of fiscal year 2016. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 47.8% in the second quarter of fiscal year 2017 from 48.8% in the second quarter of fiscal year 2016.  The decrease in restaurant operating expenses as a percentage of restaurant sales was primarily due to a $465 thousand expense in the second quarter of 2016 related to disputed rent charges.

Marketing and Advertising. Marketing and advertising expenses increased $794 thousand to $3.4 million in the second quarter of fiscal year 2017 from the second quarter of fiscal year 2016. The increase in marketing and advertising expenses in the second quarter of fiscal year 2017 was primarily attributable to a planned increase in advertising spending.

General and Administrative Costs. General and administrative costs increased $977 thousand to $8.0 million in the second quarter of fiscal year 2017 from the second quarter of fiscal year 2016. The increase in general and administrative costs was primarily attributable to an increase in performance-based compensation.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $360 thousand to $3.7 million in the second quarter of fiscal year 2017 from the second quarter of fiscal year 2016 primarily due to depreciation on new restaurant and remodel assets placed in service within the last twelve months.

Pre-opening Costs. Pre-opening costs were $173 thousand in the second quarter of fiscal year 2017 primarily due to the planned opening of a Ruth’s Chris Steak House Restaurant in Denver, CO. Pre-opening costs were $737 thousand in the second quarter of fiscal year 2016 primarily due to the planned openings of four Ruth’s Chris Steak House Restaurants, including Albuquerque, NM, which opened in the second quarter of 2016.

Interest Expense. Interest expense decreased $109 thousand to $144 thousand in the second quarter of fiscal year 2017 from the second quarter of fiscal year 2016 primarily due to lower amortization of capitalized debt costs during the second quarter of fiscal year 2017 compared to the second quarter of 2016.

Other Income and Expense. During the second quarter of fiscal year 2017, we recognized other income of $14 thousand.  During the second quarter of fiscal year 2016 we recognized other income of $144 thousand primarily due to a gain on the sale of a closed restaurant facility.

Income Tax Expense. During the second quarter of fiscal year 2017, we recognized income tax expense of $3.6 million. During the second quarter of fiscal year 2016, we recognized income tax expense of $3.4 million. The effective tax rate, including the impact of discrete items, decreased to 31.6% for the second quarter of fiscal year 2017 compared to 32.8% for the second quarter of fiscal year 2016.  The effective tax rate decreased in the first quarter of fiscal year 2017 primarily due to lower state income taxes recognized in the quarter. Fiscal year 2017 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2017 to differ from the effective tax rate for the second quarter 2017.

Income from Continuing Operations. Income from continuing operations of $7.8 million in the second quarter of fiscal year 2017 increased by $848 thousand compared to the second quarter of fiscal year 2016 due to the factors noted above.

Income or Loss from Discontinued Operations, net of income taxes.  Income from discontinued operations, net of income taxes, for the second quarter of fiscal year 2017 was $7 thousand compared to a loss of $48 thousand during the second quarter of fiscal year 2016.  The gain in the second quarter of fiscal year 2017 was primarily due to the collection of an occupancy related receivable at a closed Ruth’s Chris Steak House restaurant.  The loss in the second quarter of 2016 was primarily attributable to occupancy costs from a closed Ruth’s Chris Steak House restaurant.

Net Income. Net income was $7.8 million in the second quarter of fiscal year 2017 and increased by $903 thousand compared to $6.9 million in the second quarter of fiscal year 2016. The increase was largely attributable to the factors noted above.

Twenty-six Weeks Ended June 25, 2017 Compared to Twenty-six Weeks Ended June 26, 2016

Overview. Operating income increased by $894 thousand, or 3.3%, to $27.8 million for the first twenty-six weeks of fiscal year 2017 from the first twenty-six weeks of fiscal year 2016. Operating income for the first twenty-six weeks of fiscal year 2017 was favorably impacted by a $10.4 million increase in restaurant sales partially offset by a $4.0 million increase in restaurant operating expenses, a $2.4 million increase in food and beverage costs, a $1.5 million increase in general and administrative costs and a $1.3 million increase in marketing and advertising. Income from continuing operations increased from the first twenty-six weeks of fiscal year 2016 by $1.1 million to $18.9 million. Net income for the first twenty-six weeks of fiscal year 2017 increased from the first twenty-six weeks of fiscal year 2016 by $1.2 million to $18.9 million.

Segment Profits. Segment profitability information is presented in Note 7 to the condensed consolidated financial statements. Not all operating expenses are allocated to operating segments.  The Ruth’s Chris Steak House Company-owned restaurants, which are all located in the United States, are managed as an operating segment. The Ruth’s Chris concept operates within the full-service dining industry, providing similar products to similar customers. The franchise operations are reported as a separate operating segment. Segment profits for the first twenty-six weeks of fiscal year 2017 for the Company-owned steakhouse restaurant segment increased by $4.4 million to $48.2 million from the first twenty-six weeks of fiscal year 2016. The increase was driven primarily by a $10.4 million increase in restaurant sales partially offset by a $4.0 million increase in restaurant operating expenses and a $2.4 million increase in food and beverage costs. Franchise income increased $112 thousand in the first twenty-six weeks of fiscal year 2017 compared to the first twenty-six weeks of fiscal year 2016 primarily due to increased franchise restaurant sales, partially offset by a decrease in franchise opening fees of $135 thousand.

Restaurant Sales. Restaurant sales increased by $10.4 million, or 5.7%, to $193.6 million in the first twenty-six weeks of fiscal year 2017 from the first twenty-six weeks of fiscal year 2016. The increase was attributable to a $3.0 million increase in Company-owned comparable restaurant sales and a $7.4 million increase in restaurant sales at new restaurants. Excluding discontinued operations, total operating weeks during the first twenty-six weeks of fiscal year 2017 increased to 1,805 from 1,728 in the first twenty-six weeks of fiscal year 2016.  Company-owned comparable restaurant sales increased 1.6%, driven by an average check increase of 0.1% and a traffic increase of 1.5%.

Franchise Income. Franchise income increased $112 thousand in the first twenty-six weeks of fiscal year 2017 compared to the first twenty-six weeks of fiscal year 2016.  The increase was primarily due to an increase in royalties from a 3.3% increase in comparable franchise restaurant sales, partially offset by a decrease in franchise opening fees of $135 thousand.

Other Operating Income. Other operating income increased $478 thousand in the first twenty-six weeks of fiscal year 2017 compared to the first twenty-six weeks of fiscal year 2016.  The increase in other operating income was primarily due to an increase of $315 thousand in income from restaurants operated under contractual agreements, including the new location in Tulsa, OK.  The remaining increase was primarily related to a $102 thousand increase in gift card breakage revenue.

Food and Beverage Costs. Food and beverage costs increased $2.4 million in the first twenty-six weeks of fiscal year 2017 compared to the first twenty-six weeks of fiscal year 2016. As a percentage of restaurant sales, food and beverage costs decreased to 29.3% in the first twenty-six weeks of fiscal year 2017 from 29.6% in the first twenty-six weeks of fiscal year 2016. The decrease in food and beverage costs as a percentage of restaurant sales was primarily due to an increase in average check.

Restaurant Operating Expenses. Restaurant operating expenses increased $4.0 million, or 4.6%, to $90.5 million in the first twenty-six weeks of fiscal year 2017 from the first twenty-six weeks of fiscal year 2016. Restaurant operating expenses, as a percentage of restaurant sales, decreased to 46.7% in the first twenty-six weeks of fiscal year 2017 from 47.2% in the first twenty-six weeks of fiscal year 2016.  The decrease in restaurant operating expenses as a percentage of restaurant sales was primarily attributable to a $465 thousand expense in the first twenty-six weeks of 2016 related to disputed rent charges.

Marketing and Advertising. Marketing and advertising expenses increased $1.3 million to $5.9 million in the first twenty-six weeks of fiscal year 2017 from the first twenty-six weeks of fiscal year 2016. The increase in marketing and advertising expenses in the first twenty-six weeks of fiscal year 2017 was primarily attributable to a planned increase in advertising spending.

General and Administrative Costs. General and administrative costs increased $1.5 million to $16.2 million in the first twenty-six weeks of fiscal year 2017 from the first twenty-six weeks of fiscal year 2016. The increase in general and administrative costs was primarily attributable to an increase in performance-based compensation.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $764 thousand to $7.2 million in the first twenty-six weeks of fiscal year 2017 from the first twenty-six weeks of fiscal year 2016 primarily due to depreciation on new restaurant and remodel assets placed in service within the last twelve months.

Pre-opening Costs. Pre-opening costs were $1.4 million in the first twenty-six weeks of fiscal year 2017 primarily due to the openings of two Ruth’s Chris Steak House Restaurants in Waltham, MA and Cleveland, OH which opened in the first twenty-six weeks of fiscal year 2017.  Pre-opening costs were $1.1 million in the first twenty-six weeks of fiscal year 2016 primarily due to the anticipated openings of four new Company-owned restaurants, including Albuquerque, NM, which opened in May 2016.

Interest Expense. Interest expense decreased $142 thousand to $324 thousand in the first twenty-six weeks of fiscal year 2017 from the first twenty-six weeks of fiscal year 2016 primarily due to lower amortization of capitalized debt costs during the first twenty-six weeks of fiscal year 2017.

Other Income and Expense. During the first twenty-six weeks of fiscal year 2017, we recognized other income of $39 thousand.  During the first twenty-six weeks of fiscal year 2016 we recognized other income of $151 thousand primarily due to a gain on the sale of a closed restaurant facility.

Income Tax Expense. During the first twenty-six weeks of fiscal year 2017, we recognized income tax expense of $8.6 million. During the first twenty-six weeks of fiscal year 2016, we recognized income tax expense of $8.7 million. The effective tax rate, including the impact of discrete items, decreased to 31.3% for the first twenty-six weeks of fiscal year 2017 compared to 32.9% for the first twenty-six weeks of fiscal year 2016.  The effective tax rate decreased in the first twenty-six weeks of fiscal year 2017 primarily due to lower state income taxes recognized in the first twenty-six weeks. Fiscal year 2017 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2017 to differ from the effective tax rate for the first twenty-six weeks of 2017.

Income from Continuing Operations. Income from continuing operations of $18.9 million in the first twenty-six weeks of fiscal year 2017 increased by $1.1 million compared to the first twenty-six weeks of fiscal year 2016 due to the factors noted above.

Loss from Discontinued Operations, net of income taxes.  Loss from discontinued operations, net of income taxes, for the first twenty-six weeks of fiscal year 2017 was $30 thousand compared to a loss of $169 thousand during the first twenty-six weeks of fiscal year 2016.  The loss in the first twenty-six weeks of fiscal year 2017 was primarily due to occupancy costs attributable to a closed Ruth’s Chris Steak House restaurant offset by the collection of an occupancy related receivable at a closed Ruth’s Chris Steak House restaurant.  The loss in the first twenty-six weeks of 2016 was primarily attributable to occupancy costs from a closed Ruth’s Chris Steak House restaurant.

Net Income. Net income was $18.9 million in the first twenty-six weeks of fiscal year 2017 and increased by $1.2 million compared to $17.7 million in the first twenty-six weeks of fiscal year 2016. The increase was largely attributable to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal sources of cash during the first twenty-six weeks of 2017 were net cash provided by operating activities and borrowings under our prior and current senior credit facilities. Our principal uses of cash during the first twenty-six weeks of 2017 were for capital expenditures, principal repayments under our senior credit facility, stock repurchases and dividend payments. Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our statement of cash flows.

In April 2016, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $60 million of outstanding common stock from time to time.  During the first twenty-six weeks of fiscal year 2017, we repurchased 400,000 shares at an aggregate cost of $8.4 million or an average cost of $21.08 per share.  All repurchased shares were retired and cancelled.  As of June 25, 2017, $18.2 million remained available for future purchases under the share repurchase program.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. We paid a quarterly cash dividend of $0.09 per share, or $2.9 million in the aggregate during the first and second quarter of fiscal year 2017. On July 28, 2017, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per share, or $2.8 million in the aggregate, to be paid on August 24, 2017 to common and restricted stockholders of record as of the close of business on August 10, 2017. Future dividends will be subject to the approval of our Board of Directors.

We believe that our borrowing ability under our new senior credit facility coupled with our anticipated cash flow from operations should provide us with adequate liquidity for the next 12 months.

Senior Credit Facility

As of June 25, 2017, we had $21.0 million of outstanding indebtedness under our senior credit facility with approximately $64.4 million of borrowings available, net of outstanding letters of credit of approximately $4.6 million. As of June 25, 2017, the weighted average interest rate on our outstanding debt was 2.6% and the weighted average interest rate on our outstanding letters of credit was 1.6%.  In addition, the fee on the unused portion of our senior credit facility was 0.2%.

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

The Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants requiring a minimum fixed coverage charge ratio and limiting our consolidated leverage ratio.  As of June 25, 2017, we were in compliance with all of the covenants in the Credit Agreement.  The Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company.  If any event of default occurs and is not cured within the applicable grace period, or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments under the Credit Agreement and the lenders’ commitments may be terminated. The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries (the Guarantors), and are secured by a lien on substantially all of our personal property assets other than any equity interest in current and future subsidiaries of the Company.

Under the Credit Agreement, restricted junior payments, which include cash dividend payments, repurchases of our equity securities and payments and prepayments of subordinated indebtedness, made subsequent to February 2, 2017 are limited to $100.0 million if our consolidated leverage ratio is greater than or equal to 2.00:1.00, and are not limited in amount if our consolidated leverage ratio is less than 2.00:1.00.  As of the date of this Quarterly Report on Form 10-Q, $14.2 million in junior restricted payments have been made since February 2, 2017.

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	26 Weeks Ended
	June 25,	June 26,
	2017	2016
Net cash provided by (used in):
Operating activities	$31,184	$20,499
Investing activities	(10,649)	(12,667)
Financing activities	(19,095)	(7,374)
Net decrease in cash and cash equivalents	$1,440	$458

Operating Activities. Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising, general and administrative costs and income taxes. Operating activities provided cash flow during the first twenty-six weeks of both fiscal years 2017 and 2016 primarily because operating revenues exceeded cash-based expenses.

Investing Activities. Cash used in investing activities aggregated $10.6 million in the first twenty-six weeks of fiscal year 2017 compared with $12.7 million cash used in the first twenty-six weeks of fiscal year 2016. Investing cash outflows during the first twenty-six weeks of both fiscal years 2017 and 2016 pertained primarily to capital expenditure projects. Cash used in investing projects during the first twenty-six weeks of fiscal year 2017 primarily pertained to $2.9 million for restaurant remodel and capital replacement projects and $5.7 million for new restaurants. Cash used in investing activities during the first twenty-six weeks of fiscal year 2016 primarily pertained to $4.9 million for restaurant remodel projects and $6.6 million for new restaurants.

Financing Activities. Financing activities used cash during the first twenty-six weeks of both fiscal years 2017 and 2016. During the first twenty-six weeks of fiscal year 2017, we:  decreased the debt outstanding under our senior credit facility by $4.0 million; used $8.4 million to repurchase common stock; paid dividends of $5.7 million; and paid $1.4 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options. We paid the $1.4 million in taxes in connection with the vesting of restricted stock and the exercise of stock options because some recipients elected to satisfy their individual tax withholding obligations by having us withhold a number of vested shares of restricted stock and/or a number of shares otherwise issuable pursuant to stock options.   During the first twenty-six weeks of fiscal year 2016, we:  increased the debt outstanding under our senior credit facility by $30.0 million; used $31.7 million to repurchase common stock; paid dividends of $4.7 million; and paid $1.5 million in employee taxes related to stock based compensation.

Off-Balance Sheet Arrangements

As of June 25, 2017, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 25, 2016 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first twenty-six weeks of fiscal year 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At June 25, 2017, the Company had $21.0 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2017 of approximately $210 thousand.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first twenty-six weeks of fiscal years 2017 and 2016, franchise income attributable to international locations was approximately $1.4 million in each year.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices, which in the past have been volatile and have impacted the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. As of June 25, 2017, the Company has entered into negotiated set pricing for approximately 25% of its beef requirements for the remainder of fiscal year 2017. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected.  Holding other variables constant, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $1.5 million to $2.0 million for the remainder of fiscal year 2017.

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

Effects of Healthcare Inflation

The Company is exposed to market price fluctuations related to the cost of providing healthcare to its employees.  Claim trends are predicted to outpace inflation throughout the upcoming year.  Pharmacy costs are also rising in excess of general and medical cost inflation.  If prices increase, or the Company experiences significantly more claims, operating margin could be materially adversely affected. Holding other variables constant, a hypothetical 10% fluctuation in healthcare costs would have an approximate impact on pre-tax earnings of approximately $500 thousand for the remainder of 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 25, 2017. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 25, 2017 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended June 25, 2017, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company sells a considerable number of gift cards, which are issued and administered by a third party gift card issuer and service provider, consistent with common retail industry practice. The third party gift card issuer is paid a net fee for its services by the Company. The third party gift card issuer and service provider, as well as a number of other restaurant companies, retailers and gift card issuers, were named as defendants in a qui tam action filed under seal in June 2013 by William French on behalf of the State of Delaware in the Superior Court of Delaware in and for New Castle County. The complaint alleges that the Company and the other defendants intentionally failed to report and remit money with respect to unused gift cards to the State of Delaware under the Delaware Escheats Law, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit such money to Delaware in violation of the Delaware False Claims and Reporting Act (DFCRA).  The complaint further alleges that the amount of money that the Company should have escheated to Delaware is approximately $30 million.  The complaint seeks monetary damages (including treble damages under the DFCRA), penalties, and attorneys’ fees and costs.  The case was unsealed in March 2014, at which time the court also granted the State of Delaware’s motion to intervene.  In August 2016, the Company filed a motion to dismiss the case, and a hearing on that motion was held in October 2016.  In April 2017, the Company’s motion was granted and the case was dismissed.  On May 1, 2017, the Plaintiff-Relator in this matter filed an interlocutory appeal.  On May 18, 2017 the Superior Court declined to certify the appeal and on May 23, 2017 the Delaware Supreme Court denied the appeal.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016. The impact of circumstances and events described in such risk factors could result in significant adverse effects on our financial position, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the fiscal quarter ended June 25, 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value that May Yet be Purchased under the Program – Amounts in thousands

March 27, 2017 to April 30, 2017	—	—	—	$26,590
May 1, 2017 to May 28, 2017	400,000	$21.08	400,000	$18,158
May 29, 2017 to June 25, 2017	—	—	—	$18,158
Totals for the fiscal quarter	400,000	$21.08	400,000	$18,158

On April 28, 2016, the Company announced that its Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors. The share repurchase program replaced the Company’s previous share repurchase program announced in November 2014, which was terminated. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and has no termination date. The Company intends to conduct any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. During the fiscal quarter ended June 25, 2017, 400,000 shares were repurchased via open market transactions at an aggregate cash cost of $8.4 million.  During the fiscal quarter ended June 26, 2016, 1,191,881 shares were repurchased via open market transactions at an aggregate cash cost of $20.0 million.  As of June 25, 2017, $18.2 million remained available for further purchases under the program. The Company’s ability to make future stock purchases under the program is currently limited by our Credit Agreement. Under our Credit Agreement, we are limited to $100.0 million of junior stock payments, which include cash dividends, repurchases of common stock and prepayments of subordinated indebtedness, if our consolidated leverage ratio is greater than or equal to 2.00:1.00.  As of June 25, 2017, $14.2 million of such payments had been made.

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

Date: July 28, 2017