Form 10-Q
period 2017-09-24
Ruths Hospitality Group, Inc.
filed 2017-11-03
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2017

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2017 was 31,278,209, which includes 1,184,629 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	September 24,	December 25,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$4,862	$3,788
Accounts receivable, less allowance for doubtful accounts 2017 - $236; 2016 - $729	9,789	20,790
Inventory	7,247	7,396
Prepaid expenses and other	2,232	2,446
Total current assets	24,130	34,420
Property and equipment, net of accumulated depreciation 2017 - $143,034; 2016 - $132,817	103,518	103,041
Goodwill	24,293	24,293
Franchise rights, net of accumulated amortization 2017 - $218; 2016 - $218	32,200	32,200
Other intangibles, net of accumulated amortization 2017 - $1,238; 2016 - $1,179	2,836	2,895
Deferred income taxes	5,452	9,924
Other assets	643	699
Total assets	$193,072	$207,472
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$7,642	$7,064
Accrued payroll	11,709	14,902
Accrued expenses	6,545	11,672
Deferred revenue	27,483	38,155
Other current liabilities	4,962	7,622
Total current liabilities	58,341	79,415
Long-term debt	30,000	25,000
Deferred rent	22,230	21,737
Other liabilities	2,132	2,311
Total liabilities	112,703	128,463
Commitments and contingencies (Note 11)	—	—
Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 30,093,180 shares issued and outstanding at September 24, 2017, 30,549,283 shares issued and outstanding at December 25, 2016	301	305
Additional paid-in capital	84,643	95,266
Accumulated deficit	(4,575)	(16,562)
Treasury stock, at cost; 71,950 shares at September 24, 2017 and December 25, 2016	—	—
Total shareholders' equity	80,369	79,009
Total liabilities and shareholders' equity	$193,072	$207,472

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended		39 Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2017	2016	2017	2016
Revenues:
Restaurant sales	$79,442	$78,760	$273,042	$261,941
Franchise income	4,218	3,928	12,865	12,463
Other operating income	1,507	1,086	4,813	3,914
Total revenues	85,167	83,774	290,720	278,318
Costs and expenses:
Food and beverage costs	25,319	23,723	82,012	78,022
Restaurant operating expenses	42,595	40,549	133,046	127,026
Marketing and advertising	3,197	2,546	9,056	7,134
General and administrative costs	7,096	7,346	23,267	22,068
Depreciation and amortization expenses	3,852	3,435	11,089	9,907
Pre-opening costs	121	574	1,473	1,665
Total costs and expenses	82,180	78,173	259,943	245,822
Operating income	2,987	5,601	30,777	32,496

Other income (expense):
Interest expense, net	(197)	(333)	(521)	(799)
Other	(6)	(92)	33	60

Income from continuing operations before income tax expense	2,784	5,176	30,289	31,757
Income tax expense	1,017	1,668	9,632	10,410
Income from continuing operations	1,767	3,508	20,657	21,347
Income (loss) from discontinued operations, net of income taxes	(71)	75	(101)	(94)
Net income	$1,696	$3,583	$20,556	$21,253
Basic earnings (loss) per common share:
Continuing operations	$0.06	$0.11	$0.68	$0.67
Discontinued operations	—	—	(0.01)	—
Basic earnings per share	$0.06	$0.11	$0.67	$0.67
Diluted earnings (loss) per common share:
Continuing operations	$0.06	$0.11	$0.67	$0.66
Discontinued operations	(0.01)	—	(0.01)	—
Diluted earnings per share	$0.05	$0.11	$0.66	$0.66
Shares used in computing net income (loss) per common share:
Basic	30,348,180	31,305,952	30,490,554	32,023,814
Diluted	30,877,192	31,737,036	31,040,640	32,437,142
Cash dividends declared per common share	$0.09	$0.07	$0.27	$0.21

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

(Amounts in thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock		Shareholders'
	Shares	Value	Capital	Deficit	Shares	Value	Equity
Balance at December 25, 2016	30,549	$305	$95,266	$(16,562)	72	$—	$79,009
Net income	—	—	—	20,556	—	—	20,556
Cash dividends	—	—	—	(8,568)	—	—	(8,568)
Repurchase of common stock	(719)	(7)	(14,536)	—	—	—	(14,543)
Shares issued under stock compensation plan net of shares withheld for tax effects	263	3	(1,167)	—	—	—	(1,164)
Stock-based compensation	—	—	5,080	—	—	—	5,080
Balance at September 24, 2017	30,093	$301	$84,643	$(4,575)	72	$—	$80,369

Balance at December 27, 2015	33,146	$331	$135,403	$(37,832)	72	$—	$97,902
Net income	—	—	—	21,253	—	—	21,253
Cash dividends	—	—	—	(6,969)	—	—	(6,969)
Repurchase of common stock	(2,477)	(25)	(39,948)	—	—	—	(39,973)
Shares issued under stock compensation plan net of shares withheld for tax effects	213	3	(1,430)	—	—	—	(1,427)
Excess tax benefit from stock based compensation	—	—	395	—	—	—	395
Stock-based compensation	—	—	4,259	—	—	—	4,259
Balance at September 25, 2016	30,882	$309	$98,679	$(23,548)	72	$—	$75,440

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	39 Weeks Ended
	September 24,	September 25,
	2017	2016
Cash flows from operating activities:
Net income	$20,556	$21,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,089	9,907
Deferred income taxes	4,472	6,065
Non-cash interest expense	97	315
Debt issuance costs written-off	16	—
Gain on the disposal of property and equipment, net	—	(128)
Stock-based compensation expense	5,080	4,259
Changes in operating assets and liabilities:
Accounts receivable	11,002	9,793
Inventories	149	341
Prepaid expenses and other	217	(2,012)
Other assets	356	198
Accounts payable and accrued expenses	(6,064)	(10,731)
Deferred revenue	(10,671)	(11,736)
Deferred rent	493	978
Other liabilities	(1,702)	623
Net cash provided by operating activities	35,090	29,125
Cash flows from investing activities:
Acquisition of property and equipment	(14,326)	(19,094)
Proceeds from sale of property and equipment	—	802
Net cash used in investing activities	(14,326)	(18,292)
Cash flows from financing activities:
Principal borrowings on long-term debt	26,000	47,000
Principal repayments on long-term debt	(21,000)	(9,000)
Repurchase of common stock	(14,543)	(39,973)
Cash dividend payments	(8,568)	(6,969)
Tax payments from the vesting of restricted stock and option exercises	(2,079)	(1,503)
Excess tax benefits from stock compensation	—	395
Proceeds from the exercise of stock options	913	76
Deferred financing costs	(413)	—
Net cash used in financing activities	(19,690)	(9,974)
Net increase in cash and cash equivalents	1,074	859
Cash and cash equivalents at beginning of period	3,788	3,095
Cash and cash equivalents at end of period	$4,862	$3,954
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$405	$461
Income taxes	$6,539	$2,223
Noncash investing and financing activities:
Accrued acquisition of property and equipment	$1,023	$389

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the Company) as of September 24, 2017 and December 25, 2016 and for the thirteen and thirty-nine week periods ended September 24, 2017 and September 25, 2016 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The condensed consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of September 24, 2017, there were 153 Ruth’s Chris Steak House restaurants, including 70 Company-owned restaurants, two restaurants operating under contractual agreements and 81 franchisee-owned restaurants, including 21 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. All Company-owned restaurants are located in the United States.  New Company-owned Ruth’s Chris Steak House restaurants opened in Waltham, MA in January 2017 and Cleveland, OH in March 2017 and a new frachisee-owned Ruth’s Chris Steak House restaurant opened in Chengdu, China in September 2017.  A new restaurant operated by the Company under a contractual agreement also opened in Tulsa, OK in January 2017.  A franchisee-owned Ruth’s Chris Steak House restaurant was closed permanently in San Juan, Puerto Rico in September 2017 as a result of severe damage from Hurricane Maria.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended September 24, 2017 and September 25, 2016 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the SEC’s rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended September 24, 2017 and September 25, 2016 each contained thirteen weeks and are referred to herein as the third quarter of fiscal year 2017 and the third quarter of fiscal year 2016, respectively. Fiscal year 2017 is a 53-week year.  Fiscal year 2016 is a 52-week year.

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

Recent Accounting Pronouncements for Future Application

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for interim and annual periods in fiscal years beginning after December 15, 2017, which will require the Company to adopt these provisions in the first quarter of fiscal year 2018.  The standard permits the use of either the retrospective or cumulative effect transition method and is expected to impact the Company’s recognition of revenue related to franchise development and site specific fees.  The Company currently recognizes franchise development and site specific fees when new franchisee-owned restaurants open.  Under ASU 2014-09, development and site specific fees will be recognized over the life of the applicable franchise agreements. The Company expects that the new standard will have a material effect on the consolidated financial statements.  The Company now expects that the most significant change relates to an increase of approximately $3 million to $4 million to the deferred revenue liability on the consolidated balance sheet for previously recognized franchise development and site specific fees that will be recognized over the life of the applicable franchise agreements under the new standard. In addition, ASU 2014-09 is expected to impact the classification of advertising contributions from franchisees.  The

Company currently records advertising contributions from franchisees as a liability against which specified advertising and marketing costs are charged. Under the new standard, advertising contributions from franchisees will be classified as franchise income on the consolidated statements of income.  The Company recognized advertising contributions from franchisees totaling $1.3 million and $1.4 million during fiscal years 2016 and 2015, respectively, as a reduction to marketing and advertising expense on the consolidated statements of income.  The Company is evaluating other potential effects that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset.  The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  This update is effective for annual and interim periods beginning after December 15, 2018, which will require the Company to adopt these provisions in the first quarter of fiscal year 2019 using a modified retrospective approach.  The Company’s restaurants operate under facility lease agreements that provide for material future lease payments.  The restaurant facility leases comprise the majority of the Company’s material lease agreements.  The Company is currently evaluating the effect of the standard on its ongoing financial reporting, but expects that the adoption of ASU 2016-02 will have a material effect on its consolidated financial statements.  The Company expects that the most significant changes relate to 1) the recognition of new right–of–use assets and lease liabilities on the consolidated balance sheet for restaurant facility operating leases; and 2) the derecognition of existing lease liabilities on the consolidated balance sheet related to scheduled rent increases.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740). This update addresses the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice over the years for transfers of certain intangible and tangible assets. The amendments in the update will require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal year 2018 using a modified retrospective approach. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

The Company guaranteed Landry’s lease obligations aggregating $33.8 million under nine of the Mitchell’s Restaurants’ leases.  The Company did not record a financial accounting liability for the lease guarantees, because the likelihood of Landry’s defaulting on the lease agreements was deemed to be remote.  Landry’s also indemnified the Company in the event of a default under any of the leases.

(3) Discontinued Operations

The Company accounts for its closed restaurants in accordance with the provisions of FASB ASC Topic 360-10, “Property, Plant and Equipment.” As of December 29, 2014, the Company adopted ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changed the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. Therefore, individual restaurants which are closed after December 28, 2014 will not be classified as discontinued operations. Prior to the Company’s adoption of ASU 2014-08, when a restaurant was closed or the restaurant was either held for sale or abandoned, the restaurant’s operations were eliminated from the ongoing operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, were reclassified. For the thirteen and thirty-nine week periods ended September 24, 2017 and September 25, 2016, all restaurant sales, direct costs and expenses and income taxes attributable to restaurants classified as discontinued operations have been aggregated to a single caption entitled results from discontinued operations, net of income taxes in the condensed consolidated statements of income for all periods presented. Results from discontinued operations, net of income taxes is comprised of the following (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2017	2016	2017	2016
Revenues
Mitchell's Restaurants	$—	$—	$—	$—
Other Restaurants	—	—	—	—
Total revenues	—	—	—	—

Costs and expenses
Recurring costs and expenses
Mitchell's Restaurants	131	(448)	220	(408)
Other Restaurants	(17)	325	(57)	562
Total costs and expenses	114	(123)	163	154

(Loss) income before income taxes	(114)	123	(163)	(154)

Income tax (benefit) expense	(43)	48	(62)	(60)

(Loss) income from discontinued operations, net of income taxes	$(71)	$75	$(101)	$(94)

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

(4) Long-term Debt

Long-term debt consists of the following (in thousands):

	September 24,	December 25,
	2017	2016
Senior Credit Facility:
Revolving credit facility	$30,000	$25,000
Less current maturities	—	—
	$30,000	$25,000

As of September 24, 2017, the Company had $30.0 million of outstanding indebtedness under its senior credit facility with approximately $55.4 million of borrowings available, net of outstanding letters of credit of approximately $4.6 million. As of September 24, 2017, the weighted average interest rate on the Company’s outstanding debt was 2.7% and the weighted average interest rate on our outstanding letters of credit was 1.6%.  In addition, the fee on the Company’s senior credit facility was 0.2%. As of September 24, 2017, the Company was in compliance with all the covenants under its senior credit facility.

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

(5) Shareholders’ Equity

Subsequent to the end of the third quarter of fiscal year 2017 the Company’s Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time.  The new share repurchase program replaces the previous share repurchase program announced in April 2016, which has been terminated.  The Company spent $48.0 million to repurchase 2.8 million shares of its common stock, at an average price of $17.05 per share, under its previous share repurchase program.  During the first thirty-nine weeks of fiscal year 2017, 719,442 shares were repurchased at an aggregate cost of $14.5 million, or an average cost of $20.21 per share.  Share repurchases were accounted for under the cost method and all repurchased shares were retired and cancelled.  The excess of the purchase price over the par value of the shares was recorded as a reduction in additional paid-in-capital.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2017
February 17, 2017	$0.09	February 23, 2017	$2,862	March 9, 2017
May 5, 2017	$0.09	May 18, 2017	$2,862	June 1, 2017
July 28, 2017	$0.09	August 10, 2017	$2,844	August 24, 2017

Fiscal Year 2016
February 12, 2016	$0.07	February 25, 2016	$2,350	March 10, 2016
April 28, 2016	$0.07	May 12, 2016	$2,338	May 26, 2016
July 29, 2016	$0.07	August 11, 2016	$2,282	August 25, 2016

Subsequent to the end of the third quarter of fiscal year 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.09 per common and restricted share, or approximately $2.8 million in the aggregate based on the number of shares currently outstanding, payable on November 22, 2017 to stockholders of record as of the close of business on November 9, 2017.

Outstanding unvested restricted stock is not included in common stock outstanding amounts. Restricted stock outstanding as of September 24, 2017 aggregated 1,184,629 shares.

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of September 24, 2017 and December 25, 2016 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

As of September 24, 2017 and December 25, 2016, the Company had no assets or liabilities measured on a recurring or nonrecurring basis subject to the disclosure requirements of “Fair Value Measurements and Disclosures,” FASB ASC Topic 820.

(7) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment. The Company does not rely on any major customers as a source of revenue. The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of September 24, 2017, (i) the Company-owned steakhouse restaurant segment included 70 Ruth’s Chris Steak House restaurants and two Ruth’s Chris Steak House restaurants operating under contractual agreements and (ii) the franchise operations segment included 81 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the Company-owned steakhouse segment for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment.

Segment information related to the Company’s two reportable business segments follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2017	2016	2017	2016
Revenues:
Company-owned steakhouse restaurants	$80,390	$79,360	$275,732	$263,907
Franchise operations	4,218	3,928	12,865	12,463
Unallocated other revenue and revenue discounts	559	486	2,123	1,948
Total revenues	$85,167	$83,774	$290,720	$278,318

Segment profits:
Company-owned steakhouse restaurants	$12,476	$15,088	$60,674	$58,859
Franchise operations	4,218	3,928	12,865	12,463
Total segment profit	16,694	19,016	73,539	71,322

Unallocated operating income	559	486	2,123	1,948
Marketing and advertising expenses	(3,197)	(2,546)	(9,056)	(7,134)
General and administrative costs	(7,096)	(7,346)	(23,267)	(22,068)
Depreciation and amortization expenses	(3,852)	(3,435)	(11,089)	(9,907)
Pre-opening costs	(121)	(574)	(1,473)	(1,665)
Interest expense, net	(197)	(333)	(521)	(799)
Other income	(6)	(92)	33	60
Income from continuing operations before income tax expense	$2,784	$5,176	$30,289	$31,757

Capital expenditures:
Company-owned steakhouse restaurants	$3,600	$5,238	$13,592	$18,351
Corporate assets	77	387	734	743
Total capital expenditures	$3,677	$5,625	$14,326	$19,094

	September 24,	December 25,
	2017	2016
Total assets:
Company-owned steakhouse restaurants	$179,030	$185,820
Franchise operations	2,383	2,707
Corporate assets - unallocated	6,207	9,021
Deferred income taxes - unallocated	5,452	9,924
Total assets	$193,072	$207,472

(8) Stock-Based Employee Compensation

As of December 26, 2016 (the first day of fiscal year 2017), the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718), which affects all entities that issue share-based compensation to their employees.  The amendments in this ASU cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows.  Therefore, for the thirty-nine weeks of fiscal year 2017, the recognition of excess tax benefits and deficiencies were recognized as income tax benefits or expense on the consolidated statement of income and as an operating activity on the statement of cash flows.  Prior to the Company’s adoption of ASU 2016-09, these tax benefits and deficiencies were recognized as additional paid-in capital on the balance sheet and as a financing activity on the statement of cash flows.

Under the Amended and Restated 2005 Equity Incentive Plan, at September 24, 2017, there were 19,250 shares of common stock issuable upon exercise of currently outstanding options, 1,184,629 currently outstanding unvested restricted stock awards and 1,806,516 shares available for future grants. During the first thirty-nine weeks of fiscal year 2017, the Company issued 251,512 restricted stock awards to directors, officers and other employees of the Company. Of the 251,512 restricted stock awards issued during the first thirty-nine weeks of fiscal year 2017, 38,220 shares will vest in fiscal year 2018, 135,073 shares will vest in fiscal year 2019, 48,219 shares will vest in fiscal year 2020, 10,000 will vest in 2021, 10,000 will vest in 2022 and 10,000 will vest in 2023.

Total stock compensation expense recognized during the first thirty-nine weeks of fiscal years 2017 and 2016 was $5.1 million and $4.3 million, respectively.

(9) Income Taxes

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	39 Weeks Ended
	September 24,	September 25,
	2017	2016
Income tax expense at statutory rates	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	3.0%	4.2%
Federal employment tax credits	(7.0%)	(7.1%)
Other	0.8%	0.7%
Effective tax rate	31.8%	32.8%

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

(10) Earnings Per Share

The following table sets forth the computation of earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended		39 Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2017	2016	2017	2016
Income from continuing operations	$1,767	$3,508	$20,657	$21,347
Income (loss) from discontinued operations, net of income taxes	(71)	75	(101)	(94)
Net income	$1,696	$3,583	$20,556	$21,253
Shares:
Weighted average number of common shares outstanding - basic	30,348,180	31,305,952	30,490,554	32,023,814
Weighted average number of common shares outstanding - diluted	30,877,192	31,737,036	31,040,640	32,437,142

Basic earnings (loss) per common share:
Continuing operations	$0.06	$0.11	$0.68	$0.67
Discontinued operations	—	—	(0.01)	—
Basic earnings per common share	$0.06	$0.11	$0.67	$0.67

Diluted earnings (loss) per common share:
Continuing operations	$0.06	$0.11	$0.67	$0.66
Discontinued operations	(0.01)	—	(0.01)	—
Diluted earnings per common share	$0.05	$0.11	$0.66	$0.66

Diluted earnings per share for the third quarters of fiscal year 2017 and 2016 excludes stock options and restricted shares of 0 and 31,845, respectively, which were outstanding during the period but were anti-dilutive.  The weighted average exercise prices of the anti-dilutive stock options for the third quarters of fiscal years 2017 and 2016 were $0 per share and $19.14 per share.  Dilutive earnings per share for the first thirty-nine weeks of fiscal years 2017 and 2016 excludes stock options and restricted shares of 857 and 24,981, respectively, which were outstanding during the period but were anti-dilutive.  The weighted average exercise prices of the anti-dilutive stock options for the first thirty-nine weeks of fiscal years 2017 and 2016 were $21.60 per share and $19.04 per share, respectively.

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

(12) Subsequent Events

On November 2, 2017 the Company entered into an asset purchase agreement with Desert Island Restaurants, L.L.C., Honolulu Steak House, LLC, Maui Steak House LLC, Wailea Steak House LLC, Beachwalk Steak House LLC, Lava Coast Steak House, LLC and Kauai Steak House, LLC (collectively, the “Sellers”) to acquire the six franchised Ruth’s Chris Steak House restaurants in Hawaii for a cash purchase price of $35 million, subject to certain adjustments.  The transaction has been approved by our Board of Directors and is subject to the satisfaction of customary closing conditions and may be terminated by the Company or the Sellers if closing has not occurred on or before 120 days following the date of the asset purchase agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “targeting,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals, including with respect to new restaurant openings, strategy, financial outlook, capital expenditures, liquidity and capital resources, the impact of healthcare inflation and minimum wage legislation, the expected timing of the closing of the Hawaii franchisee acquisition and the expected benefits of the Hawaii franchisee acquisition also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to income taxes, unclaimed property, Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; a material failure, interruption or security breach of the Company’s information technology network; repeal or reduction of the federal FICA tip credit;  the Company’s indemnification obligations in connection with its sale of the Mitchell’s Restaurants; the Company’s ability to protect its name and logo and other proprietary information; an impairment in the financial statement carrying value of our goodwill, other intangible assets or property; the impact of litigation; the restrictions imposed by the Company’s credit agreement; and changes in, or the discontinuation of, the Company’s quarterly cash dividend payments or share repurchase program; the failure or the inability of the parties to satisfy the closing conditions for the Hawaii franchisee acquisition; unanticipated transaction costs for the Hawaii franchisee acquisition; unexpected delays in closing the Hawaii franchisee acquisition; and the Company’s inability to successfully integrate the Hawaii franchisee restaurants into its operations. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have not occurred.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us,” “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries. Ruth’s Hospitality Group, Inc. is a Delaware corporation formerly known as Ruth’s Chris Steak House, Inc., and was founded in 1965.

Overview

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of September 24, 2017, there were 153 Ruth’s Chris Steak House restaurants, including 70 Company-owned restaurants, two restaurants operating under contractual agreements and 81 franchisee-owned restaurants.

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

All Company-owned Ruth’s Chris Steak House restaurants are located in the United States. The franchisee-owned Ruth’s Chris Steak House restaurants include 21 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. New Company-owned Ruth’s Chris Steak House restaurants opened in Waltham, MA in January 2017 and Cleveland, OH in March 2017 and a new frachisee-owned Ruth’s Chris Steak House restaurant opened in Chengdu, China in September 2017.  A new Ruth’s Chris Steak House restaurant operating under a contractual agreement also opened in Tulsa, OK in January 2017. A franchisee-owned Ruth’s Chris Steak House restaurant was closed in San Juan, Puerto Rico in September 2017.

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

	13 Weeks Ended		39 Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2017	2016	2017	2016
Revenues:
Restaurant sales	93.2%	94.0%	93.9%	94.1%
Franchise income	5.0%	4.7%	4.4%	4.5%
Other operating income	1.8%	1.3%	1.7%	1.4%
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	31.9%	30.1%	30.0%	29.8%
Restaurant operating expenses (percentage of restaurant sales)	53.6%	51.5%	48.7%	48.5%
Marketing and advertising	3.8%	3.0%	3.1%	2.6%
General and administrative costs	8.3%	8.8%	8.0%	7.9%
Depreciation and amortization expenses	4.5%	4.1%	3.8%	3.6%
Pre-opening costs	0.1%	0.7%	0.5%	0.6%
Total costs and expenses	96.5%	93.3%	89.4%	88.3%
Operating income	3.5%	6.7%	10.6%	11.7%

Other income (expense):
Interest expense, net	(0.2%)	(0.4%)	(0.2%)	(0.3%)
Other	-	(0.1%)	-	-
Income from continuing operations before income tax expense	3.3%	6.2%	10.4%	11.4%
Income tax expense	1.2%	2.0%	3.3%	3.7%
Income from continuing operations	2.1%	4.2%	7.1%	7.7%
Loss from discontinued operations, net of income taxes	(0.1%)	0.1%	-	-
Net income	2.0%	4.3%	7.1%	7.7%

Third Quarter Ended September 24, 2017 (13 Weeks) Compared to Third Quarter Ended September 25, 2016 (13 Weeks)

Overview. Operating income decreased by $2.6 million, or 46.7%, to $3.0 million for the third quarter of fiscal year 2017 from the third quarter of fiscal year 2016. Operating income for the third quarter of fiscal year 2017 was favorably impacted by a $682 thousand increase in restaurant sales offset by a $2.0 million increase in restaurant operating expenses and a $1.6 million increase in food and beverage costs. Income from continuing operations decreased from the third quarter of fiscal year 2016 by $1.7 million to $1.8 million. Net income for the third quarter of fiscal year 2017 decreased from the third quarter of fiscal year 2016 by $1.9 million to $1.7 million.

Segment Profits. Segment profitability information is presented in Note 7 to the condensed consolidated financial statements. Not all operating expenses are allocated to operating segments.  The Ruth’s Chris Steak House Company-owned restaurants, which are all located in the United States, are managed as an operating segment. The Ruth’s Chris concept operates within the full-service dining industry, providing similar products to similar customers. The franchise operations are reported as a separate operating segment. Segment profits for the third quarter of fiscal year 2017 for the Company-owned steakhouse restaurant segment decreased by $2.6 million to $12.5 million from the third quarter of fiscal year 2016. The decrease was driven primarily by a $1.0 million increase in restaurant sales offset by a $2.0 million increase in restaurant operating expenses and a $1.6 million increase in food and beverage costs. Franchise income increased $290 thousand in the third quarter of fiscal year 2017 compared to the third quarter of fiscal year 2016 primarily due to franchise opening fees of $200 thousand.

Restaurant Sales. Restaurant sales increased by $682 thousand, or 0.9%, to $79.4 million in the third quarter of fiscal year 2017 from the third quarter of fiscal year 2016. The increase was attributable to a $1.9 million increase in restaurant sales at new restaurants offset by a decrease in Company-owned comparable restaurant sales of $1.2 million. Excluding discontinued operations, total operating weeks during the third quarter of fiscal year 2017 increased to 910 from 877 in the third quarter of fiscal year 2016. Company-owned comparable restaurant sales decreased 1.6%, driven by an average check decrease of 0.1% and a traffic decrease of 1.5%.  During the third quarter of 2017 Hurricanes Harvey and Irma negatively impacted Company-owned comparable restaurant sales by approximately 150-200 basis points, driven by 64 lost operating days.

Franchise Income. Franchise income increased $290 thousand in the third quarter of fiscal year 2017 compared to the third quarter of fiscal year 2016.  The increase was primarily due to an increase in franchise opening fees of $200 thousand.

Other Operating Income. Other operating income increased $421 thousand in the third quarter of fiscal year 2017 compared to the third quarter of fiscal year 2016.  The increase in other operating income was primarily due to an increase of $371 thousand in income from restaurants operating under contractual agreements, including the new location in Tulsa, OK.

Food and Beverage Costs. Food and beverage costs increased $1.6 million in the third quarter of fiscal year 2017 compared to the third quarter of fiscal year 2016. As a percentage of restaurant sales, food and beverage costs increased to 31.9% in the third quarter of fiscal year 2017 from 30.1% in the third quarter of fiscal year 2016. The increase in food and beverage costs as a percentage of restaurant sales was primarily due to a 10.9% increase in beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $2.0 million, or 5.0%, to $42.6 million in the third quarter of fiscal year 2017 from the third quarter of fiscal year 2016. Restaurant operating expenses, as a percentage of restaurant sales, increased to 53.6% in the third quarter of fiscal year 2017 from 51.5% in the third quarter of fiscal year 2016.  The increase in restaurant operating expenses as a percentage of restaurant sales was primarily due to storm related inefficiencies and the resulting sales deleveraging.  The third quarter of fiscal year 2017 had a $1.2 million increase in labor related costs and a $335 thousand benefit in the third quarter of fiscal year 2016 related to the settlement of disputed rent costs.

Marketing and Advertising. Marketing and advertising expenses increased $651 thousand to $3.2 million in the third quarter of fiscal year 2017 from the third quarter of fiscal year 2016. The increase in marketing and advertising expenses in the third quarter of fiscal year 2017 was primarily attributable to a planned increase in advertising spending.

General and Administrative Costs. General and administrative costs decreased $250 thousand to $7.1 million in the third quarter of fiscal year 2017 from the third quarter of fiscal year 2016. The decrease in general and administrative costs was primarily attributable to a decrease in performance-based compensation.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $417 thousand to $3.9 million in the third quarter of fiscal year 2017 from the third quarter of fiscal year 2016 primarily due to depreciation on new restaurant and remodel assets placed in service within the last twelve months.

Pre-opening Costs. Pre-opening costs were $121 thousand in the third quarter of fiscal year 2017 primarily due to the planned opening of a Ruth’s Chris Steak House Restaurant in Denver, CO. Pre-opening costs were $574 thousand in the third quarter of fiscal year 2016 primarily due to the planned openings of two Ruth’s Chris Steak House Restaurants, including El Paso, TX, which opened in the third quarter of fiscal year 2016.

Interest Expense. Interest expense decreased $136 thousand to $197 thousand in the third quarter of fiscal year 2017 from the third quarter of fiscal year 2016 primarily due to $78 thousand in lower amortization of capitalized debt costs during the third quarter of fiscal year 2017 compared to the third quarter of 2016.

Other Income and Expense. During the third quarter of fiscal year 2017, we recognized other expense of $6 thousand.  During the third quarter of fiscal year 2016 we recognized other expense of $92 thousand.

Income Tax Expense. During the third quarter of fiscal year 2017, we recognized income tax expense of $1.0 million. During the third quarter of fiscal year 2016, we recognized income tax expense of $1.7 million. The effective tax rate, including the impact of discrete items, increased to 36.5% for the third quarter of fiscal year 2017 compared to 32.2% for the third quarter of fiscal year 2016.  The effective tax rate increased in the third quarter of fiscal year 2017 primarily due to a discrete state income tax reserve recognized in the quarter. Fiscal year 2017 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2017 to differ from the effective tax rate for the third quarter 2017.

Income from Continuing Operations. Income from continuing operations of $1.8 million in the third quarter of fiscal year 2017 decreased by $1.7 million compared to the third quarter of fiscal year 2016 due to the factors noted above.

Income or Loss from Discontinued Operations, net of income taxes.  Loss from discontinued operations, net of income taxes, for the third quarter of fiscal year 2017 was $71 thousand compared to income of $75 thousand during the third quarter of fiscal year 2016.

The loss in the third quarter of fiscal year 2017 was primarily due to Mitchell’s Restaurants.  The income in the third quarter of 2016 was primarily attributable to a $466 thousand benefit from the extinguishment of a liability related to Mitchell’s Restaurant gift cards, partially offset by occupancy costs of $335 thousand from a closed Ruth’s Chris Steak House restaurant.

Net Income. Net income was $1.7 million in the third quarter of fiscal year 2017 and decreased by $1.9 million compared to $3.6 million in the third quarter of fiscal year 2016. The decrease was largely attributable to the factors noted above.

Thirty-nine Weeks Ended September 24, 2017 Compared to Thirty-nine Weeks Ended September 25, 2016

Overview. Operating income decreased by $1.7 million, or 5.3%, to $30.8 million for the first thirty-nine weeks of fiscal year 2017 from the first thirty-nine weeks of fiscal year 2016. Operating income for the first thirty-nine weeks of fiscal year 2017 was favorably impacted by a $11.1 million increase in restaurant sales, an increase in other operating income of $899 thousand and an increase in franchise income of $402 thousand offset by a $6.0 million increase in restaurant operating expenses, a $4.0 million increase in food and beverage costs, a $1.9 million increase in marketing and advertising, a $1.2 million increase in general and administrative costs and a $1.2 million increase in depreciation and amortization.  Income from continuing operations decreased from the first thirty-nine weeks of fiscal year 2016 by $690 thousand to $20.7 million. Net income for the first thirty-nine weeks of fiscal year 2017 decreased from the first thirty-nine weeks of fiscal year 2016 by $697 thousand to $20.6 million.

Segment Profits. Segment profitability information is presented in Note 7 to the condensed consolidated financial statements. Not all operating expenses are allocated to operating segments.  The Ruth’s Chris Steak House Company-owned restaurants, which are all located in the United States, are managed as an operating segment. The Ruth’s Chris concept operates within the full-service dining industry, providing similar products to similar customers. The franchise operations are reported as a separate operating segment. Segment profits for the first thirty-nine weeks of fiscal year 2017 for the Company-owned steakhouse restaurant segment increased by $1.8 million to $60.7 million from the first thirty-nine weeks of fiscal year 2016. The increase was driven primarily by a $11.8 million increase in restaurant sales partially offset by a $6.0 million increase in restaurant operating expenses and a $4.0 million increase in food and beverage costs. Franchise income increased $402 thousand in the first thirty-nine weeks of fiscal year 2017 compared to the first thirty-nine weeks of fiscal year 2016 primarily due to royalties from a 4.5% increase in franchise restaurant sales.

Restaurant Sales.  Restaurant sales increased by $11.1 million, or 4.2%, to $273.0 million in the first thirty-nine weeks of fiscal year 2017 from the first thirty-nine weeks of fiscal year 2016. The increase was attributable to a $1.8 million increase in Company-owned comparable restaurant sales and a $9.3 million increase in restaurant sales at new restaurants.  Excluding discontinued operations, total operating weeks during the first thirty-nine weeks of fiscal year 2017 increased to 2,715 from 2,605 in the first thirty-nine weeks of fiscal year 2016.  Company-owned comparable restaurant sales increased 0.7%, driven by an average check increase of 1.1% and a traffic decrease of 0.4%.

Franchise Income. Franchise income increased $402 thousand in the first thirty-nine weeks of fiscal year 2017 compared to the first thirty-nine weeks of fiscal year 2016.  The increase was primarily due to an increase in royalties from a 4.5% increase in franchise restaurant sales.

Other Operating Income. Other operating income increased $899 thousand in the first thirty-nine weeks of fiscal year 2017 compared to the first thirty-nine weeks of fiscal year 2016.  The increase in other operating income was primarily due to an increase of $687 thousand in income from restaurants operated under contractual agreements, including the new location in Tulsa, OK and increased gift card breakage revenue of $175 thousand.

Food and Beverage Costs. Food and beverage costs increased $4.0 million in the first thirty-nine weeks of fiscal year 2017 compared to the first thirty-nine weeks of fiscal year 2016. As a percentage of restaurant sales, food and beverage costs increased to 30.0% in the first thirty-nine weeks of fiscal year 2017 from 29.8% in the first thirty-nine weeks of fiscal year 2016. The increase in food and beverage costs as a percentage of restaurant sales was primarily due to an increase in beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $6.0 million, or 4.7%, to $133.0 million in the first thirty-nine weeks of fiscal year 2017 from the first thirty-nine weeks of fiscal year 2016.  Restaurant operating expenses, as a percentage of restaurant sales, increased to 48.7% in the first thirty-nine weeks of fiscal year 2017 from 48.5% in the first thirty-nine weeks of fiscal year 2016.  The increase in restaurant operating expenses as a percentage of restaurant sales was primarily due to an increase in labor related expenses.

Marketing and Advertising. Marketing and advertising expenses increased $1.9 million to $9.1 million in the first thirty-nine weeks of fiscal year 2017 from the first thirty-nine weeks of fiscal year 2016. The increase in marketing and advertising expenses in the first thirty-nine weeks of fiscal year 2017 was primarily attributable to a planned increase in advertising spending.

General and Administrative Costs. General and administrative costs increased $1.2 million to $23.3 million in the first thirty-nine weeks of fiscal year 2017 from the first thirty-nine weeks of fiscal year 2016. The increase in general and administrative costs was primarily attributable to an increase of $2.0 million in compensation expense partially offset by a decrease in professional fees of $997 thousand.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $1.2 million to $11.1 million in the first thirty-nine weeks of fiscal year 2017 from the first thirty-nine weeks of fiscal year 2016 primarily due to depreciation on new restaurant and remodel assets placed in service within the last twelve months.

Pre-opening Costs. Pre-opening costs were $1.5 million in the first thirty-nine weeks of fiscal year 2017 primarily due to the openings of two Ruth’s Chris Steak House restaurants in Waltham, MA and Cleveland, OH which opened in the first thirty-nine weeks of fiscal year 2017 and the anticipated opening of our second Denver, CO opening planned for the fourth quarter of 2017.  Pre-opening costs were $1.7 million in the first thirty-nine weeks of fiscal year 2016 primarily due to the anticipated openings of four new Company-owned restaurants, including Albuquerque, NM, which opened in May 2016 and El Paso, TX which opened in August 2016.

Interest Expense. Interest expense decreased $278 thousand to $521 thousand in the first thirty-nine weeks of fiscal year 2017 from the first thirty-nine weeks of fiscal year 2016 primarily due to lower amortization of capitalized debt costs during the first thirty-nine weeks of fiscal year 2017.

Other Income and Expense. Other income remained relatively unchanged for the first thirty-nine weeks of fiscal year 2017, compared to the first thirty-nine weeks of fiscal year 2016.

Income Tax Expense. During the first thirty-nine weeks of fiscal year 2017, we recognized income tax expense of $9.6 million. During the first thirty-nine weeks of fiscal year 2016, we recognized income tax expense of $10.4 million. The effective tax rate, including the impact of discrete items, decreased to 31.8% for the first thirty-nine weeks of fiscal year 2017 compared to 32.8% for the first thirty-nine weeks of fiscal year 2016.  The effective tax rate decreased in the first thirty-nine weeks of fiscal year 2017 primarily due to lower state income taxes recognized in the first thirty-nine weeks. Fiscal year 2017 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2017 to differ from the effective tax rate for the first thirty-nine weeks of 2017.

Income from Continuing Operations. Income from continuing operations of $20.7 million in the first thirty-nine weeks of fiscal year 2017 decreased by $690 thousand compared to the first thirty-nine weeks of fiscal year 2016 due to the factors noted above.

Loss from Discontinued Operations, net of income taxes.  Loss from discontinued operations, net of income taxes, for the first thirty-nine weeks of fiscal year 2017 was $101 thousand compared to a loss of $94 thousand during the first thirty-nine weeks of fiscal year 2016.  The loss in the first thirty-nine weeks of fiscal year 2017 was primarily attributable to Mitchell’s Restaurants.  The loss in the first thirty-nine weeks of 2016 was primarily attributable to occupancy costs of $581 thousand from a closed Ruth’s Chris Steak House restaurant, partially offset by a benefit of $466 thousand from the extinguishment of a liability related to Mitchell’s Restaurant gift cards.

Net Income. Net income was $20.6 million in the first thirty-nine weeks of fiscal year 2017 and decreased by $697 thousand compared to $21.3 million in the first thirty-nine weeks of fiscal year 2016. The decrease was largely attributable to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal sources of cash during the first thirty-nine weeks of 2017 were net cash provided by operating activities and borrowings under our prior and current senior credit facilities. Our principal uses of cash during the first thirty-nine weeks of 2017 were for capital expenditures, principal repayments under our senior credit facility, stock repurchases and dividend payments. Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our statement of cash flows.

Subsequent to the end of the third quarter of fiscal year 2017 our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $60 million of outstanding common stock from time to time.  The new share repurchase program replaces the previous share repurchase program announced in April 2016, which has been retired.  We spent $48.0 million to repurchase 2.8 million shares of its common stock, at an average price of $17.02 per share, under its previous share repurchase program.  During the first thirty-nine weeks of fiscal year 2017, we repurchased 719,442 shares at an aggregate cost of $14.5 million or an average cost of $20.21 per share.  All repurchased shares were retired and cancelled.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. We paid a quarterly cash dividend of $0.09 per share, or $2.9 million in the aggregate during the first and second quarter of fiscal year 2017 and $2.8 million in the third quarter of fiscal year 2017. On November 3, 2017, we announced that our Board of Directors declared a quarterly cash dividend of $0.09 per share, or $2.8 million in the aggregate, to be paid on November 22, 2017 to common and restricted stockholders of record as of the close of business on November 9, 2017. Future dividends will be subject to the approval of our Board of Directors.

We believe that our borrowing ability under our new senior credit facility coupled with our anticipated cash flow from operations should provide us with adequate liquidity for the next 12 months.

Senior Credit Facility

As of September 24, 2017, we had $30.0 million of outstanding indebtedness under our senior credit facility with approximately $55.4 million of borrowings available, net of outstanding letters of credit of approximately $4.6 million. As of September 24, 2017, the weighted average interest rate on our outstanding debt was 2.7% and the weighted average interest rate on our outstanding letters of credit was 1.6%.  In addition, the fee on the unused portion of our senior credit facility was 0.2%.

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

The Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants requiring a minimum fixed coverage charge ratio and limiting our consolidated leverage ratio.  As of September 24, 2017, we were in compliance with all of the covenants in the Credit Agreement.  The Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company.  If any event of default occurs and is not cured within the applicable grace period, or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments under the Credit Agreement and the lenders’ commitments may be terminated. The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries (the Guarantors), and are secured by a lien on substantially all of our personal property assets other than any equity interest in current and future subsidiaries of the Company.

Under the Credit Agreement, restricted junior payments, which include cash dividend payments, repurchases of our equity securities and payments and prepayments of subordinated indebtedness, made subsequent to February 2, 2017 are limited to $100.0 million if our consolidated leverage ratio is greater than or equal to 2.00:1.00, and are not limited in amount if our consolidated leverage ratio is less than 2.00:1.00.  As of the date of this Quarterly Report on Form 10-Q, $23.1 million in junior restricted payments have been made since February 2, 2017.

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	39 Weeks Ended
	September 24,	September 25,
	2017	2016
Net cash provided by (used in):
Operating activities	$35,090	$29,125
Investing activities	(14,326)	(18,292)
Financing activities	(19,690)	(9,974)
Net increase in cash and cash equivalents	$1,074	$859

Operating Activities. Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising, general and administrative costs and income taxes. Operating activities provided cash flow during the first thirty-nine weeks of both fiscal years 2017 and 2016 primarily because operating revenues exceeded cash-based expenses.

Investing Activities. Cash used in investing activities aggregated $14.3 million in the first thirty-nine weeks of fiscal year 2017 compared with $18.3 million cash used in the first thirty-nine weeks of fiscal year 2016. Investing cash outflows during the first thirty-nine weeks of both fiscal years 2017 and 2016 pertained primarily to capital expenditure projects. Cash used in investing projects during the first thirty-nine weeks of fiscal year 2017 primarily pertained to $6.7 million for restaurant remodel and capital replacement projects and $6.8 million for new restaurants. Cash used in investing activities during the first thirty-nine weeks of fiscal year 2016 primarily pertained to $8.6 million for restaurant remodel projects and $9.5 million for new restaurants.

Financing Activities. Financing activities used cash during the first thirty-nine weeks of both fiscal years 2017 and 2016. During the first thirty-nine weeks of fiscal year 2017, we:  used $14.5 million to repurchase common stock; paid dividends of $8.6 million; increased the debt outstanding under our senior credit facility by $5.0 million; and paid $2.1 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options. We paid the $2.1 million in taxes in connection with the vesting of restricted stock and the exercise of stock options because some recipients elected to satisfy their individual tax withholding obligations by having us withhold a number of vested shares of restricted stock and/or a number of shares otherwise issuable pursuant to stock options.   During the first thirty-nine weeks of fiscal year 2016, we:  used $40.0 million to repurchase common stock; increased the debt outstanding under our senior credit facility by $38.0 million; paid dividends of $7.0 million; and paid $1.5 million in employee taxes related to stock based compensation.

Off-Balance Sheet Arrangements

As of September 24, 2017, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 25, 2016 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first thirty-nine weeks of fiscal year 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At September 24, 2017, the Company had $30.0 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2017 of approximately $300 thousand.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first thirty-nine weeks of fiscal years 2017 and 2016, franchise income attributable to international locations was approximately $2.1 million in each year.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices, which in the past have been volatile and have impacted the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. As of September 24, 2017, the Company has entered into negotiated set pricing for approximately 25% of its beef requirements for the remainder of fiscal year 2017. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected.  Holding other variables constant, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $0.5 million to $1.0 million for the remainder of fiscal year 2017.

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

Effects of Healthcare Inflation

The Company is exposed to market price fluctuations related to the cost of providing healthcare to its employees.  Claim trends are predicted to outpace inflation throughout the upcoming year.  Pharmacy costs are also rising in excess of general and medical cost inflation.  If prices increase, or the Company experiences significantly more claims, operating margin could be materially adversely affected. Holding other variables constant, a hypothetical 10% fluctuation in healthcare costs would have an approximate impact on pre-tax earnings of approximately $250 thousand for the remainder of 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 24, 2017. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 24, 2017 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended September 24, 2017, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the fiscal quarter ended September 24, 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value that May Yet be Purchased under the Program – Amounts in thousands

June 26, 2017 to July 30, 2017	—	—	—	$18,158
July 31, 2017 to August 27, 2017	6,845	$19.52	6,845	$18,025
August 28, 2017 to September 24, 2017	312,597	$19.12	312,597	$12,047
Totals for the fiscal quarter	319,442	$19.13	319,442	$12,047

Subsequent to the end of the third quarter of fiscal year 2017 the Company’s Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors. The new share repurchase program replaces the Company’s previous share repurchase program announced in April 2016, which has been retired. The previous share repurchase program had permitted the repurchase of up to $60 million of outstanding common stock, of which approximately $12.0 million remained unused upon its retirement.  The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and has no termination date. The Company intends to conduct any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. During the fiscal quarter ended September 24, 2017, 319,442 shares were repurchased via open market transactions at an aggregate cash cost of $6.1 million.  During the fiscal quarter ended September 25, 2016, 553,341 shares were repurchased via open market transactions at an aggregate cash cost of $8.3 million. The Company’s ability to make future stock purchases under the program is currently limited by our Credit Agreement. Under our Credit Agreement, we are limited to $100.0 million of junior stock payments, which include cash dividends, repurchases of common stock and prepayments of subordinated indebtedness, if our consolidated leverage ratio is greater than or equal to 2.00:1.00.  As of September 24, 2017, $23.1 million of such payments had been made.

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

Date: November 3, 2017