Form 10-K
period 2017-12-31
Ruths Hospitality Group, Inc.
filed 2018-03-16
CIK 1324272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

Commission File Number: 000-51485

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

☐	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐   No   ☒

As of June 25, 2017, the last day of the registrant’s most recently completed fiscal second quarter, the aggregate market value of the registrant’s outstanding common stock, par value $0.01 per share, held by non-affiliates was $664,369,924.

The number of shares outstanding of the registrant’s common stock as of March 1, 2018, was 30,866,496, which includes 1,215,296 shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

TABLE OF CONTENTS PAGE

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “targeting,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals, including with respect to new restaurant openings, capital expenditures and the impact of healthcare inflation, tax reform legislation, also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to income taxes, unclaimed property, Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; a material failure, interruption or security breach of the Company’s information technology network; the Company’s indemnification obligations in connection with its sale of the Mitchell’s Restaurants; the inability to integrate the Hawaiian acquisition into the Company’s business and failure to achieve the cost savings and other benefits the Company expects to be able to realize in the Hawaiian operations; the Company’s ability to protect its name and logo and other proprietary information; an impairment in the financial statement carrying value of our goodwill, other intangible assets or property; the impact of litigation; the restrictions imposed by the Company’s credit agreement; and changes in, or the discontinuation of, the Company’s quarterly cash dividend payments or share repurchase program. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in this Annual Report on Form 10-K. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Annual Report on Form 10-K to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this Annual Report on Form 10-K have not occurred.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us”, “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries.

PART I

Item 1.	BUSINESS

Introduction

Ruth’s Hospitality Group, Inc. develops and operates fine dining restaurants under the trade name Ruth’s Chris Steak House. As of December 31, 2017, there were 155 Ruth’s Chris Steak House restaurants, including 77 Company-owned restaurants, two restaurants operating under contractual agreements and 76 franchisee-owned restaurants, including 21 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates.

On December 12, 2017, we completed the acquisition of substantially all of the assets of six franchisee-owned Ruth’s Chris Steak House restaurants located in Hawaii (the “Hawaiian Restaurants”) for a cash purchase price of $35.4 million.  The results of operations, financial position and cash flows of the Hawaiian Restaurants are included in our consolidated financial statements as of the date of the acquisition.  For additional information, see Note 3 of the consolidated financial statements.

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

The Company has a 52/53-week fiscal year ending the last Sunday in December. The 2017 fiscal year ended December 31, 2017, the 2016 fiscal year ended December 25, 2016, and the 2015 fiscal year ended December 27, 2015.  Fiscal year 2017 had 53 weeks, while fiscal years 2016 and 2015 had 52 weeks.

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

Recent Developments

•	In December 2017, the Company acquired the Hawaiian Restaurants from one of its franchise partners.
•	In 2017, the Company opened three new Ruth’s Chris Steak House restaurants in Waltham, MA, Cleveland, OH and Denver, CO and one restaurant operating under a contractual agreement in Tulsa, OK.
•	In 2017, franchisees opened two new restaurants in Chengdu, China and Kauai, HI. The Kauai, HI restaurant was acquired by the Company in December 2017.
•

The Company currently expects to open two additional Ruth’s Chris Steak House restaurants during 2018. The Company expects that franchisees will open two new Ruth’s Chris Steak House restaurants during 2018.

Ruth’s Chris Steak House

With 155 restaurants as of December 31, 2017, Ruth’s Chris Steak House is one of the largest upscale steakhouse companies in the world. The menu features a broad selection of high-quality USDA Prime and Choice grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling”—complemented by other traditional menu items inspired by its New Orleans heritage. Ruth’s Chris complements its distinctive food offerings with an award-winning wine list.

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

Improve Sales/Profitability

The Company strives to improve sales and profitability by focusing on:

•	Ensuring consistency of food quality through more streamlined preparation and presentation;
•	Expanding its brand appeal through continued menu innovation and facility remodels;
•	Increasing brand awareness through enhanced media advertising at the national and local levels;
•	Enhancing and/or developing innovative marketing programs through its website (e.g., www.ruthschris.com), social media, digital media and email communication; and
•	Creating and/or growing revenue opportunities via Ruth’s Catering, Private Dining, HD Satellite Programs, the sale of Gift Cards and opening for lunch in selected markets.

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

In fiscal year 2017, franchisees opened two new restaurants in Chengdu, China and Kauai, HI.  In fiscal year 2016, franchisees opened two new restaurants in Jakarta, Indonesia and Greenville, SC.  In fiscal year 2015, franchisees opened three new restaurants in Ann Arbor, MI, Charleston, SC, and San Antonio, TX.  Franchisees are expected to open two new restaurants by the end of fiscal year 2018.

The Company and its franchise and licensing partners will have opened or relocated 18 new Ruth’s Chris Steak Houses worldwide during the three year period ended December 2017.

Menu

The Ruth’s Chris menu features a broad selection of high-quality USDA Prime grade steaks and other premium offerings served in Ruth’s Chris signature fashion—“sizzling” on a 500 degree plate and topped with butter and fresh parsley—complemented by other classic American steakhouse menu items. USDA Prime is the highest meat grade level, which refers to the superior quality and evenly distributed marbling that enhances the flavor of the steak. The Ruth’s Chris menu also includes premium quality lamb chops, fish, shrimp, crab, chicken and lobster. Dinner entrées are generally priced from $32 to $99. Ruth’s Chris is predominantly open dinner hours only with a limited number of restaurants open for lunch. The lunch menu offers entrées generally ranging in price from $13 to $29. The blended guest check average at Ruth’s Chris was approximately $82 during fiscal year 2017. While the Ruth’s Chris core menu is similar at all of its restaurants, the Company seasonally introduces new items such as limited time and prix fixe offerings that allow it to give its guests additional choices while taking advantage of fresh sourcing and advantageous cost opportunities.

The Company’s Ruth’s Chris restaurants offer ten to thirteen standard appetizer items, including New Orleans-style barbequed shrimp, mushrooms stuffed with crabmeat, spicy shrimp, chilled seafood tower and osso bucco ravioli, as well as six to eight different salads. They also offer a variety of potatoes and vegetables as side dishes. For dessert, crème brûlée, white chocolate bread pudding, chocolate duo, cheesecake, fresh seasonal berries with sweet cream and other selections are available.

The Company’s wine list features bottles typically ranging in price from $46 to over $1,000. Individual restaurants may supplement their 250-bottle core wine list with approximately 20 additional selections that reflect local market tastes. Most of the Company’s Ruth’s Chris restaurants also offer approximately 35 wines-by-the-glass, 13-16 handcrafted cocktails and numerous beers, premium liquors and alcoholic dessert drinks. Wine sales account for approximately 53% of the total beverage sales.

Restaurant Operations and Management

The Ruth’s Chris President and Vice President of Operations have primary responsibility for managing Company-owned restaurants and participates in analyzing restaurant-level performance and strategic planning. The Company has ten regional vice presidents that oversee restaurant operations at Company-owned restaurants, one vice president to whom the regional vice presidents report and one vice president that has oversight responsibility for franchisee-owned restaurants. In addition, restaurant education and training is overseen by a regional staff dedicated to the ongoing training and development of customer service employees and kitchen staff.

A typical Company-owned restaurant employs five managers, including a general manager, two front-of-the-house managers, an executive chef and a sous chef. The Company-owned restaurants also typically have approximately 62 hourly employees.

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

During fiscal year 2017, the Company purchased substantially all of the beef it used in Company-owned Ruth’s Chris restaurants from two vendors, Sysco Specialty Meat Group (a subsidiary of Sysco) and Stock Yards Packing (a subsidiary of US Foods).  Each vendor supplied about half of the Company’s beef requirements.  In addition, the Company has a distribution arrangement with a national food and restaurant supply distributor, Distribution Market Advantage, Inc. (DMA), which purchases products for the Company from various suppliers and through which all of the Company-owned Ruth’s Chris Steak House restaurants receive a significant portion of their food supplies.

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

Marketing and Promotions

The goals of the Company’s marketing efforts are to increase restaurant sales by attracting new guests, increasing the frequency of visits by current guests, enhancing the guest experience, driving innovation, improving brand recognition in new markets or markets where it intends to open a restaurant and to communicate the overall uniqueness, value and quality exemplified by our restaurants. The Company uses multiple media channels to accomplish these goals and complements its national advertising with targeted local media such as print, digital media, search engine marketing, radio and outdoor billboards.

Advertising

In fiscal year 2017, the Company spent $12.7 million, or 3.1% of its revenues, in total marketing and advertising expenditures, which included spending on national media, consisting primarily of paid search, online advertising, online initiatives, traditional public relations and consumer research. During fiscal year 2017, the Company continued to optimize its online marketing efforts, using a variety of tactics. The Company’s online strategy also included an emphasis on continued website improvement and targeted emails with special offers and announcements, as well as emails regarding seasonal specials, holiday offers and personalized birthday and anniversary invitations. In the fourth quarter of fiscal year 2017, the Company invested in paid search, digital advertising and paid social media advertising. In fiscal year 2017, Ruth’s Chris Steak House continued its participation in co-branded campaign with American Express Membership Rewards program. Many of the Company’s restaurants also schedule events to strengthen community ties and increase local market presence. The Company’s franchisees also conduct their own local media and advertising plans.

Gift Cards

The Company sells Ruth’s Chris gift cards at most of its Ruth’s Chris Steak House restaurants, including franchises, on its website and through its toll-free number. Ruth’s Chris patrons frequently purchase gift cards for holidays, including Christmas, Hanukkah, Valentine’s Day, Mothers’ Day and Fathers’ Day, and other special occasions.  In the fourth quarter of fiscal year 2016, Ruth’s Chris entered into a distribution agreement where Ruth’s Chris gift cards are sold in third-party retail outlets.  In 2013, Ruth’s Chris began offering e-gift cards to purchasers on its e-commerce gift card website.  The e-gift card is emailed directly to the recipient and is redeemable in the same manner as a plastic gift card.  Offering gift cards at third-party retailers and e-gift cards gives Ruth’s Chris the opportunity to maximize last-minute gift-giving and address its patrons’ requests for convenient, immediate purchases.   In fiscal year 2017, Company and franchise sales of Ruth’s gift cards aggregated approximately $65.4 million system-wide. Ruth’s Chris gift cards are redeemable at both Company and franchisee owned Ruth’s Chris restaurants.

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

As of December 31, 2017, the Company’s 76 franchisee-owned Ruth’s Chris restaurants are owned by 30 franchisees with the three largest franchisees owning 32 restaurants in total. Currently, franchisees have agreed to open two additional Ruth’s Chris restaurants, which are expected to open by the end of fiscal year 2018.

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

Employees

As of December 31, 2017, the Company employed 4,915 persons, of whom 445 were salaried and 4,470 were hourly personnel, who were employed in the positions set forth in the table below. None of the Company’s employees are covered by a collective bargaining agreement.

Functional Area	Number of Employees
Senior Officers / Corporate VPs / Operations VPs	28
General Managers	71
Managers	192
Regional Corporate Chefs / Executive Chefs	69
Sous Chefs	53
Non-Salaried Restaurant Staff	4,433
Corporate Salaried	50
Corporate Non-salaried	19
Total number of employees	4,915

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

Government Regulation

The Company is subject to extensive federal, state and local government regulation, including regulations relating to public health and safety, zoning and fire codes and the sale of alcoholic beverages and food. The Company maintains the necessary restaurant, alcoholic beverage and retail licenses, permits and approvals. Federal and state laws govern the Company’s relationship with its employees, including laws relating to minimum wage requirements, overtime, tips, tip credits and working conditions. A significant number of the Company’s hourly employees are paid at rates related to the federal or state minimum wage. During 2017, governmental entities acted to increase minimum wage rates in several jurisdictions wherein Company-owned restaurants are located. Additionally, the federal government may act to increase the U.S. federal minimum wage rate.

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

The Company is subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. The Company is, or will become, subject to laws and regulations requiring disclosure of calorie, fat, trans fat, salt and allergen content. The Patient Protection and Affordable Care Act of 2010 (ACA) requires restaurant companies, such as the Company, to disclose calorie information on their menus beginning in May 2018. The Food and Drug Administration has rules to implement this provision that would require restaurants to post the number of calories for most items on menus or menu boards and to make available more detailed nutrition information upon request. A number of states, counties and cities have also enacted menu labeling laws requiring restaurant companies, such as the Company, to disclose certain nutrition information on their menus, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Although the ACA is intended to preempt conflicting state and local laws regarding nutrition labeling, the Company will be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements until the Company is required to comply with the federal law. Many of the current requirements are inconsistent or are interpreted differently from one jurisdiction to another. The effect of such labeling requirements on consumer choices, if any, is unclear at this time.

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

Competition

The restaurant business is highly competitive and highly fragmented, and the number, size and strength of the Company’s competitors vary widely by region. The Company believes that restaurant competition is based on, among other things, quality of food products, customer service, reputation, restaurant location, atmosphere, name recognition and price. The Company’s restaurants compete with a number of upscale steakhouses and upscale casual seafood restaurants within their markets, both locally owned restaurants and restaurants within regional or national chains. The principal upscale steakhouses with which the Company competes are Fleming’s, The Capital Grille, Smith & Wollensky, The Palm, Del Frisco’s Double Eagle Steakhouse, Fogo de Chão, Morton’s The Steakhouse, Eddie V’s and other local fine dining restaurants. The Company’s competitors may be better established in certain of the Company’s existing markets and/or markets into which the Company intends to expand.

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

Economic downturns could negatively impact consumer spending patterns. Any decrease in consumer spending patterns may result in a decline in our operating performance. Economic downturns may reduce guest traffic and require us to lower our prices, which reduces our revenues and operating income, which may adversely affect the market price for our common stock.  In addition, some of our restaurants are located in areas that we consider tourist or vacation destinations.  In those locations, we depend in large part on vacation travelers to frequent our Ruth’s Chris Steak House restaurants, and such destinations typically experience a reduction in visitors during economic downturns, thereby reducing the potential guests that could visit our restaurants.  This could have a material adverse impact on our results of operations and growth strategy.

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

Food safety is a top priority, and we dedicate substantial resources to ensuring that our customers enjoy safe, quality food products.  However, food safety risks are common throughout the restaurant industry and cannot be eliminated.  Food safety issues could be caused by food suppliers, distributors or franchisees and, as a result, be out of our control.  In addition, regardless of the source or cause, any report of food-borne illness such as E. coli, norovirus, hepatitis A, trichinosis or salmonella, and other food safety issues including food tampering or contamination, at one of our restaurants could adversely affect the reputation of our brand and have a negative impact on our sales.  Even instances of food-borne illness, food tampering or other food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our sales.  The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.

Increases in the prices of, or reductions in the availability of, any of our core food products could reduce our operating margins and revenues.

We purchase large quantities of beef, particularly USDA Prime grade beef, which is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. Our beef costs represented approximately 45% of our food and beverage costs during fiscal year 2017. We typically buy our beef on the “spot” market and from time to time we will enter into longer term pricing and supply agreements.  During fiscal year 2017, we entered into contracts with beef suppliers to establish set pricing on a portion of anticipated beef purchases. As of December 31, 2017, we have not negotiated set pricing for beef requirements in 2018. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, our operating margins could be materially adversely affected.

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

Our ability to maintain consistent quality throughout Company-owned restaurants depends in part upon our ability to purchase USDA Prime and Choice grade beef, seafood and other food products in accordance with our rigid specifications. During fiscal year 2017, the Company purchased substantially all of the beef used in Company-owned Ruth’s Chris restaurants from two vendors, Sysco Food Services and Stock Yards Packing (a subsidiary of US Foods).  Each vendor supplied about half of the Company’s beef requirements.

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

We do not exercise control over the day-to-day operations of our franchisee-owned restaurants. While we strive to ensure that franchisee-owned restaurants maintain the same high operating standards that we demand of Company-owned restaurants, one or more of these restaurants may fail to maintain these standards or provide a customer experience consistent with our brand standards. Any operational or financial shortcomings of the franchisee-owned restaurants are likely to be attributed to our system-wide operations and could adversely affect our reputation and damage our brand as well as have a direct negative impact on the royalty income we receive from those restaurants. Franchisee noncompliance with the operational standards and the terms and conditions of our franchise agreements may reduce the overall goodwill of our brand, whether through the failure to meet health and safety standards, engage in quality control or maintain product consistency, or through the participation in improper or objectionable business practices.  Moreover, unauthorized third parties may use our intellectual property to trade on the goodwill of the Company’s brand, resulting in consumer confusion or dilution.  Any harm to our brand or goodwill, customer confusion or brand dilution could materially and adversely impact our business and results of operations.

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

We rely on information systems across our operations, including for marketing programs, point-of-sale processing systems in our restaurants, online purchases of gift cards and various other processes and transactions. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, a material network breach in the security of these systems as a result of a cyber-attack, or any other failure to maintain a continuous and secure network could adversely affect our reputation, negatively affect our results of operations and result in substantial harm to us or an individual.  As privacy and information security laws and regulations change and cyber risks evolve, we may incur additional costs to ensure we remain in compliance and protect guest, employee and Company information.  We currently carry insurance coverage to protect ourselves against some of these risks.  However, our inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on our financial condition and results of operations.

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

Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to our restaurants. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees, claims from landlords, claims alleging violations of federal and state law regarding workplace and employment matters and discrimination and similar matters. In addition, we could become subject to class action lawsuits related to these matters in the future. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In addition, we are subject to “dram shop” statutes. These statutes generally permit a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The restaurant industry has also faced recent claims related to sexual harassment.  Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims or for matters not covered by insurance could materially adversely affect our financial condition and results of operations. Our inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on our financial condition and results of operations.  Adverse publicity resulting from these claims may also negatively impact revenues at one or more of our restaurants.

The terms of our senior credit agreement may restrict our ability to operate our business and to pursue our business strategies.

Our senior credit agreement contains, and any agreements governing future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us. Our senior credit agreement, which was entered into on February 2, 2017, limits our ability, among other things, to:

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

During fiscal year 2017, we continued paying quarterly cash dividends to holders of our common stock and repurchased shares of our common stock under our share repurchase program. Our ability to pay future quarterly cash dividends or repurchase shares of our common stock will be subject to, among other things, our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our Board of Directors deems relevant. There can be no assurance that we will continue to pay a quarterly cash dividend or repurchase shares of our common stock in the future. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of shares of our common stock under our share repurchase program could cause the market price of our common stock to decline. Moreover, in the event our payment of quarterly cash dividends is reduced or discontinued, our failure or inability to resume paying quarterly cash dividends at historical levels could result in a lower market valuation of our common stock.

In the future we could incur unexpected expenses as a result of the sale of the Mitchell’s Restaurants.

Effective January 21, 2015, we sold the Mitchell’s Restaurants and related assets to Landry’s.  Pursuant to the terms of the Agreement, upon closing of the sale of the Mitchell’s Restaurants, Landry’s assumed the lease obligations of the Mitchell’s Restaurants.  However, we have guaranteed Landry’s lease obligations aggregating $29.4 million under seven of the leases. Also, the Agreement includes customary seller representations and warranties. There is a risk that adverse events may occur that require us to defend against or fulfill an indemnity claim, which could result in unexpected expense.

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

Goodwill and owned franchise rights that have been determined to have indefinite lives must be reviewed for potential impairment annually and when triggering events are detected.  During the fourth quarter of each year, we complete an analysis to determine if goodwill and franchise rights are impaired as of the balance sheet date.  We performed our annual impairment test of goodwill and franchise rights as of November 26, 2017 using a qualitative assessment.  Using the qualitative approach, we evaluated factors, including but not limited to, recent financial performance; forecasts for future cash flows; the Company’s stock price and market capitalization; recent impairment tests; legal factors; the business climate; and the competitive environment.

If the qualitative assessment of goodwill is not performed, or if we determine that it is not more likely than not that the fair values of the intangible assets exceed the carrying values, then we compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit.  Carrying value is based on the assets and liabilities associated with the operations of that reporting unit. If the carrying value is less than the fair value, no impairment exists. If the carrying value is higher than the fair value, there is an indication of impairment. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors would have a significant impact on the recoverability of goodwill and negatively affect our financial condition and consolidated results of operations. We compute the amount of impairment by comparing the implied fair value of reporting unit goodwill with the financial statement carrying amount of that goodwill. We are required to record a non-cash impairment charge if the testing performed indicates that goodwill has been impaired.

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

As with goodwill, we test our indefinite-lived intangible assets (primarily franchise rights) for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We performed our annual impairment test of franchise rights as of November 26, 2017 using a qualitative assessment. If the qualitative assessment is not performed, or if we determine that it is not more likely than not that the fair values of the intangible assets exceed the carrying values, then we estimate the fair value of the franchise rights based on an excess earnings valuation model, which requires assumptions related to projected revenues and cash flows from our annual strategic plan and a discount rate.

We review property and equipment (which includes leasehold improvements) for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flow and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of impairment. In determining future cash flows, we make significant estimates with respect to future operating results of each restaurant over the expected remaining life of the primary asset in the restaurant. If assets are determined to be impaired, the loss on impairment is measured by calculating the amount by which the asset-carrying amount exceeds its fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. During the fourth quarter of fiscal year 2017, we recognized a $3.9 million impairment due to the decline in the estimated fair value of the long-lived assets (primarily leasehold improvements) of one Ruth’s Chris Steak House restaurant.  If these estimates and assumptions change in the future, we may be required to record additional losses on impairment on these assets.

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

Company-owned restaurants are generally located in spaces leased by wholly-owned direct or indirect subsidiaries. Seventy-six of the Company-owned Ruth’s Chris restaurants operate in leased space, of which the majority currently provide for an option to renew for terms ranging from approximately five years to twenty years. Historically, the Company has not had difficulty in renewing its leases in a timely manner. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on sales volumes over specified levels.

All of the Company’s Mitchell’s Fish Market, Mitchell’s Steakhouse and Cameron’s Steakhouse restaurants were in leased spaces and each lease provided for at least one option to renew, with the exception of the lease for one Mitchell’s Steakhouse. Under the terms of the Agreement to sell the Mitchell’s Restaurants, Landry’s assumed the Mitchell’s Restaurants’ facility lease obligations upon closing of the sale in January 2015. However, the Company has guaranteed Landry’s lease obligations aggregating $29.4 million under seven of the leases. Landry’s indemnified the Company in the event of a default under any of the leases.

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

The following table sets forth information about the Company’s existing Company-owned and franchisee-owned restaurants as of December 31, 2017. As of December 31, 2017, the Company operated 77 Ruth’s Chris restaurants. In addition, franchisees operated 76 restaurants and two restaurants operated under contractual agreements. Company-owned Ruth’s Chris restaurants range in size from approximately 4,000 to approximately 13,000 square feet with approximately 180 to 375 seats. The Company expects that future restaurants will range in size from 8,000 to 12,000 square feet with approximately 230 to 250 seats.

Company-Owned Ruth's Chris Restaurants			Franchisee-Owned Ruth's Chris Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
1972	Metairie, LA	Leased	1976	Baton Rouge, LA
1977	Lafayette, LA	Leased	1985	Mobile, AL
1983	Washington, D.C.	Leased	1986	Atlanta, GA
1984	Beverly Hills, CA	Leased	1987	Pittsburgh, PA
1985	Ft. Lauderdale, FL	Owned	1987	Hartford, CT
1985	Austin, TX	Leased	1988	Philadelphia, PA
1986	Nashville, TN	Leased	1991	Richmond, VA
1987	San Francisco, CA	Leased	1993	Birmingham, AL
1987	N. Palm Beach, FL	Leased	1993	San Antonio, TX
1988	Seattle, WA	Leased	1993	Taipei, Taiwan
1989	Honolulu, HI	Leased	1993	Cancun, Mexico
1989	Memphis, TN	Leased	1994	Indianapolis, IN
1990	Weehawken, NJ	Leased	1995	Long Island, NY
1990	Scottsdale, AZ	Leased	1995	Toronto, Canada
1992	Palm Desert, CA	Leased	1996	Taichung, Taiwan
1992	Minneapolis, MN	Leased	1996	Indianapolis, IN
1992	Chicago, IL	Leased	1997	Kowloon, Hong Kong
1993	Arlington, VA	Leased	1997	Raleigh (Cary), NC
1993	Manhattan, NY	Leased	1998	Annapolis, MD
1994	San Diego, CA	Leased	1999	Atlanta, GA
1995	Westchester, NY	Leased	2000	Pikesville, MD
1996	Dallas, TX	Leased	2000	San Antonio, TX
1996	Troy, MI	Leased	2001	Kaohsiung, Taiwan
1996	Tampa, FL	Leased	2001	King of Prussia, PA
1996	Bethesda, MD	Leased	2001	Queensway, Hong Kong
1997	Irvine, CA	Leased	2001	Cabo San Lucas, Mexico
1997	Jacksonville, FL	Leased	2003	Toronto, Canada
1998	Louisville, KY	Leased	2005	Virginia Beach, VA
1998	Maui, HI	Leased	2005	Baltimore, MD
1998	Parsippany, NJ	Leased	2005	Atlantic City, NJ
1998	Northbrook, IL	Leased	2005	Charlotte, NC
1999	Coral Gables, FL	Leased	2006	St. Louis, MO
1999	Ponte Vedra, FL	Leased	2006	Ocean City, MD
1999	Winter Park, FL	Leased	2006	Destin, FL
2000	Sarasota, FL	Leased	2006	Huntsville, AL
2000	Del Mar, CA	Leased	2006	Edmonton, Canada
2000	Boca Raton, FL	Leased	2007	Charlotte, NC
2000	Wailea, HI	Leased	2007	Columbia, SC
2001	Orlando, FL	Leased	2007	Mishawaka, IN
2001	Greensboro, NC	Leased	2007	Tokyo, Japan
2002	Woodland Hills, CA	Leased	2007	Madison, WI
2002	Fairfax, VA	Leased	2007	Calgary, Canada
2002	Bellevue, WA	Leased	2007	Rogers, AR
2002	Washington, D.C.	Leased	2007	Park City, UT
2003	Walnut Creek, CA	Leased	2008	Aruba
2005	Roseville, CA	Leased	2008	Myrtle Beach, SC

Company-Owned Ruth's Chris Restaurants			Franchisee-Owned Ruth's Chris Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
2005	Boston, MA	Leased	2008	Wilmington, NC
2005	Sacramento, CA	Leased	2008	Ridgeland, MS
2006	Bonita Springs, FL	Leased	2008	Wilkes-Barre, PA
2006	Mauna Lani, HI	Leased	2008	Raleigh, NC
2006	Pasadena, CA	Leased	2008	Savannah, GA
2007	Lake Mary, FL*	Land Leased	2009	Greenville, SC
2007	Anaheim, CA*	Land Leased	2009	St. Louis, MO
2007	Biloxi, MS	Leased	2009	Durham, NC
2007	Knoxville, TN	Leased	2009	Kennesaw, GA
2007	Tyson's Corner, VA	Leased	2010	Salt Lake City, UT
2007	Waikiki, HI	Leased	2011	Grand Rapids, MI
2007	West Palm Beach, FL	Leased	2011	Asheville, NC
2008	Ft. Worth, TX	Leased	2012	Dubai, United Arab Emirates
2008	New Orleans, LA	Leased	2012	Singapore
2008	Princeton, NJ*	Land Leased	2012	Niagara Falls, Canada
2008	Fresno, CA	Leased	2013	Las Vegas, NV
2008	South Barrington, IL*	Land Leased	2013	San Juan, Puerto Rico
2011	Portland, OR	Leased	2013	Chattanooga, TN
2012	Cincinnati, OH	Leased	2013	Shanghai, China
2013	Houston, TX	Leased	2014	Alpharetta, GA
2014	Denver, CO	Leased	2014	Boise, ID
2014	Gaithersburg, MD	Leased	2014	Panama City, Panama
2014	Marina del Rey, CA	Leased	2014	Taipei, Taiwan
2015	St. Petersburg, FL	Leased	2015	Ann Arbor, MI
2015	Dallas, TX	Leased	2015	Charleston, SC
2016	Albuquerque, NM	Leased	2015	San Antonio, TX
2016	El Paso, TX	Leased	2016	Jakarta, Indonesia
2017	Waltham, MA	Leased	2016	Odenton, MD
2017	Cleveland, OH	Leased	2016	Greenville, SC
2017	Kauai, HI	Leased	2017	Chengdu, China
2017	Denver, CO	Leased

			Ruth's Chris Restaurants Under Management Agreement
			Year Opened	Locations
			2012	Cherokee, NC
			2017	Tulsa, OK

*	The Company owns the building and leases the land pursuant to a long-term ground lease.

Item 3.	LEGAL PROCEEDINGS

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

The Company’s common stock is listed on the Nasdaq Global Select Market under the trading symbol “RUTH.” As of March 1, 2018, there were 111 holders of record of its common stock.

The following table sets forth, for the period indicated, the highest and lowest sale price for its common stock for each full quarterly period for fiscal years 2017 and 2016, as reported by the Nasdaq Global Select Market:

	High	Low
Fiscal Year ended December 25, 2016
First Quarter	$17.92	$15.32
Second Quarter	$18.48	$15.88
Third Quarter	$16.16	$14.85
Fourth Quarter	$19.50	$13.99
Fiscal Year ended December 31, 2017
First Quarter	$19.85	$16.70
Second Quarter	$22.35	$19.60
Third Quarter	$22.20	$18.35
Fourth Quarter	$22.20	$19.65

Dividends and Common Stock Repurchase Program

We commenced paying quarterly cash dividends to holders of our common stock in May 2013. The payment of dividends is within the discretion of our Board of Directors and will depend upon our earnings, capital requirements and operating and financial condition, among other factors. In addition, we may not pay a dividend if there is a default (or if a default would result from such dividend payment) under our senior credit agreement.  Under our senior credit facility, restricted junior payments, which include cash dividend payments, repurchases of our equity securities and payment and prepayments of subordinated indebtedness, made subsequent to February 2, 2017 are limited to $100.0 million if our consolidated debt ratio is greater than or equal to 2.00:1.00, and are not limited in amount if our consolidated debt ratio is less than 2.00:1.00.  As of the date of this Annual Report $35.4 million of such payments had been made.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2017
February 17, 2017	$0.09	February 23, 2017	$2,862	March 9, 2017
May 5, 2017	$0.09	May 18, 2017	$2,862	June 1, 2017
July 28, 2017	$0.09	August 10, 2017	$2,844	August 24, 2017
November 3, 2017	$0.09	November 9, 2017	$2,815	November 22, 2017

Fiscal Year 2016
February 12, 2016	$0.07	February 25, 2016	$2,350	March 10, 2016
April 28, 2016	$0.07	May 12, 2016	$2,338	May 26, 2016
July 29, 2016	$0.07	August 11, 2016	$2,282	August 25, 2016
October 28, 2016	$0.07	November 10, 2016	$2,226	November 23, 2016

Subsequent to the end of fiscal year 2017, the Company’s Board of Directors declared a $0.11 per share cash dividend ($3.4 million in total) payable on March 22, 2018.  Dividends are paid to holders of common stock and restricted stock.

On November 3, 2017, the Company announced that its Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors. The new share repurchase program replaces the Company’s previous share repurchase program announced in April 2016, which has been terminated. The previous share repurchase program had permitted the repurchase of up to

$60 million of outstanding common stock, of which approximately $12.0 million remained unused upon its termination. The Company conducts any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of its shares.  The program has no termination date.  As of December 31, 2017, $50.7 million remained available for further purchases under the new program.

Stock repurchase activity during the fiscal quarter ended December 31, 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value that May Yet be Purchased under the Program – Amounts in thousands
September 25, 2017 to October 29, 2017	—	—	—	$60,000
October 30, 2017 to November 26, 2017	103,600	$20.23	103,600	$57,904
November 27, 2017 to December 31, 2017	346,400	$20.93	346,400	$50,655
Totals for the fiscal quarter	450,000	$20.77	450,000	$50,655

Unregistered Recent Sales of Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for information regarding securities authorized for issuance under the Company’s equity compensation plans.

Performance Graph

The following table and graph shows the cumulative total stockholder return on the Company’s Common Stock with the S&P 500 Stock Index, the S&P Small Cap 600 Index and the Dow Jones U.S. Restaurants & Bars Index, in each case assuming an initial investment of $100 on December 28, 2012 and full dividend reinvestment.

CUMULATIVE TOTAL RETURN

Assuming an investment of $100 and reinvestment of dividends

	12/28/12	12/27/13	12/26/14	12/24/15	12/23/16	12/29/17
Ruth's Hospitality Group, Inc.	$100	$209	$204	231	$267	$323
S&P 500	$100	$132	$151	153	$171	$208
S&P Smallcap 600	$100	$141	$149	147	$185	$210
Dow Jones US Restaurants & Bars	$100	$128	$135	165	$174	$216

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

	Fiscal Year Ended
	2017	2016	2015	2014	2013
	($ in thousands)
Income Statement Data:
Revenues:
Restaurant sales	$390,434	$363,147	$351,875	$325,437	$304,200
Franchise income	17,545	17,301	16,661	15,763	15,012
Other operating income	6,844	5,499	4,897	4,897	3,142

Total revenues	414,823	385,947	373,433	346,097	322,354

Costs and expenses:
Food and beverage costs	116,361	107,075	108,101	103,259	93,386
Restaurant operating expenses	185,444	172,999	165,847	156,242	145,664
Marketing and advertising	12,724	11,406	10,925	10,076	9,341
General and administrative costs	32,700	31,488	30,242	24,311	27,808
Depreciation and amortization expenses	14,995	13,434	12,520	10,917	10,229
Pre-opening costs	2,013	1,986	1,032	1,630	691
Loss on impairments	3,904	—	—	—	—
Gain on settlements, net	—	—	—	—	(1,719)
Total costs and expenses	368,141	338,388	328,667	306,435	285,400
Operating income	46,682	47,559	44,766	39,662	36,954
Other income (expense):
Interest expense	(821)	(1,154)	(790)	(1,159)	(1,640)
Other	53	10	358	37	(77)
Income from continuing operations before income tax expense	45,914	46,415	44,334	38,540	35,237
Income tax expense	15,669	15,660	14,168	11,830	10,744
Income from continuing operations	30,245	30,755	30,166	26,710	24,493
Loss from discontinued operations, net of income taxes	(108)	(290)	(162)	(10,255)	(2,004)
Net income	$30,137	$30,465	$30,004	$16,455	$22,489

	2017	2016	2015	2014	2013
	($ in thousands, except per share data)
Basic earnings (loss) per share:
Continuing operations	$1.00	$0.97	$0.88	$0.76	$0.71
Discontinued operations	(0.01)	(0.01)	—	(0.29)	(0.06)
Basic earnings (loss) per share	$0.99	$0.96	$0.88	$0.47	$0.65

Diluted earnings (loss) per share:
Continuing operations	$0.98	$0.96	$0.87	$0.75	$0.69
Discontinued operations	(0.01)	(0.01)	—	(0.29)	(0.06)
Diluted earnings (loss) per share	$0.97	$0.95	$0.87	$0.46	$0.63
Shares used in computing earnings (loss) per common share:
Basic	30,346,999	31,670,189	34,018,582	34,955,760	34,761,160
Diluted	30,916,364	32,108,965	34,434,407	35,415,483	35,784,430
Dividends declared per common share	$0.36	$0.28	$0.24	$0.20	$0.12

Balance Sheet Data (at end of fiscal year):
Cash and cash equivalents	$4,051	$3,788	$3,095	$4,301	$10,586
Total assets	242,096	207,472	198,597	218,567	228,081
Total long-term debt including current portion	50,000	25,000	-	13,000	19,000
Total shareholders' equity	79,504	79,009	97,902	96,311	100,653

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes to the consolidated financial statements. We report our financial results on a 52/53-week fiscal year, which ends on the last Sunday in December. Fiscal year 2017 had 53 weeks while fiscal years 2016 and 2015 included 52 weeks of operations.

Overview

Ruth’s Hospitality Group, Inc. develops and operates fine dining restaurants under the trade name Ruth’s Chris Steak House. As of December 31, 2017, there were 155 Ruth’s Chris Steak House restaurants, including 77 Company-owned restaurants, two restaurants operating under contractual agreements and 76 franchisee-owned restaurants, including 21 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates.

On December 12, 2017, we completed the acquisition of substantially all of the assets of the Hawaiian Restaurants for a cash purchase price of $35.4 million.  The results of operations, financial position and cash flows of the Hawaiian Restaurants are included in our consolidated financial statements as of the date of the acquisition.  For additional information, see Note 3 of the consolidated financial statements.

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

Our Ruth’s Chris restaurants cater to special occasion diners and frequent customers, in addition to the business clientele traditionally served by upscale steakhouses, by providing a dining experience designed to appeal to a wide range of guests. We believe our focus on creating this broad appeal provides us with opportunities to expand into a wide range of markets, including many markets not traditionally served by upscale steakhouses. We offer USDA Prime and other high quality steaks that are aged and prepared to exact company standards and cooked in 1,800-degree broilers. We also offer veal, lamb, poultry and seafood dishes and a broad selection of appetizers. We complement our distinctive food offerings with an award-winning wine list. During the fiscal year 2017, the average check was $82 per person at Company-owned Ruth’s Chris Restaurants.

All Company-owned Ruth’s Chris Steak House restaurants are located in the United States. The franchisee-owned Ruth’s Chris Steak House restaurants include 21 international franchisee-owned restaurants in Aruba, Canada, China (Hong Kong and Shanghai), Indonesia, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates. We opened two new Company-owned Ruth’s Chris Steak House restaurants in 2015 – one in St. Petersburg, FL in February and one in Dallas, TX in November. Two new Company-owned Ruth’s Chris Steak House restaurants opened during 2016, in Albuquerque, NM and El Paso, TX.  Franchisees opened two new restaurants during 2016, in Jakarta, Indonesia and Greenville, SC.  The franchisee-owned Ruth’s Chris Steak House restaurant in San Salvador, El Salvador closed in January 2016. Due to local market conditions and disappointing financial results, we closed our Ruth’s Chris Steak House restaurant in Columbus, OH in February 2016 after nearly seventeen years of operations.  In 2017, the Company opened three new Ruth’s Chris Steak House restaurants – one in Waltham, MA in January, one in Cleveland, OH in March and one in Denver in December.  One new Ruth’s Chris Steak House restaurant operating under a contractual agreement opened in Tulsa, OK in January 2017.  Franchisees opened two new restaurants in 2017, in Chengdu, China and Kauai, HI.  The Kauai, HI restaurant was acquired by the Company in December 2017. During the Company’s fiscal year 2017, a franchisee-owned Ruth’s Chris Steak House restaurant in San Juan, Puerto Rico was closed.

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

Recap of Fiscal Year 2017 and Fiscal Year 2016 Operating Results

Operating income for fiscal year 2017 decreased from fiscal year 2016 by $877 thousand to $46.7 million. Operating income for fiscal year 2017 was favorably impacted by a $27.3 million increase in restaurant sales, which was offset by increased food and beverage costs, restaurant operating expenses, marketing and advertising, general and administrative costs, depreciation and amortization expenses and pre-opening costs.  The Company also had a $3.9 million loss on impairment during fiscal year 2017.  Higher restaurant sales were attributable both to an increase in comparable Company-owned restaurant sales and new restaurants.  After-tax income from continuing operations during fiscal year 2017 decreased from fiscal year 2016 by $510 thousand to $30.2 million. Fiscal year 2017 net income decreased from fiscal year 2016 by $328 thousand to $30.1 million.

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

	Fiscal Year
	2017	2016	2015
Revenues:
Restaurant sales	94.1%	94.1%	94.2%
Franchise income	4.2%	4.5%	4.5%
Other operating income	1.7%	1.4%	1.3%
Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	29.8%	29.5%	30.7%
Restaurant operating expenses (percentage of restaurant sales)	47.5%	47.6%	47.1%
Marketing and advertising	3.1%	3.0%	2.9%
General and administrative costs	7.9%	8.2%	8.1%
Depreciation and amortization expenses	3.6%	3.5%	3.4%
Pre-opening costs	0.5%	0.5%	0.3%
Loss on impairment	0.9%	—	—
Total costs and expenses	88.7%	87.7%	88.0%
Operating income	11.3%	12.3%	12.0%

Other income (expense):
Interest expense, net	(0.2%)	(0.3%)	(0.2%)
Other	0.0%	0.0%	0.1%
Income from continuing operations before income tax expense	11.1%	12.0%	11.9%
Income tax expense	3.8%	4.1%	3.8%
Income from continuing operations	7.3%	8.0%	8.1%
Loss from discontinued operations, net of income taxes	(0.0%)	(0.1%)	(0.1%)
Net income	7.3%	7.9%	8.0%

Fiscal Year 2017 Compared to Fiscal Year 2016

Restaurant Sales. Restaurant sales increased $27.3 million, or 7.5%, to $390.4 million during fiscal year 2017 from fiscal year 2016. The increase was attributable to a $14.5 million increase in comparable Company-owned restaurant sales and $12.8 million from new or relocated restaurants. Excluding discontinued operations, total operating weeks during fiscal year 2017 increased to 3,715 from 3,489 during fiscal year 2016. The 53rd week contributed $12.4 million in sales in fiscal year 2017.  Comparable Company-owned restaurant sales increased 1.0% on a comparable 53-week basis, which consisted of an average check increase of 1.0%, and flat traffic.

Franchise Income. Franchise income increased $244 thousand, or 1.4%, to $17.5 million during fiscal year 2017 from fiscal year 2016. The increase is primarily attributable to an increase in comparable franchisee-owned restaurant sales of 1.3% offset by a $90 thousand decrease in fees from new or re-located locations or ownership transfers.

Other Operating Income. Other operating income increased $1.3 million, or 24.5%, to $6.8 million during fiscal year 2017 from fiscal year 2016. Other operating income includes our share of income from managed restaurants, gift card breakage revenue and miscellaneous restaurant income. The increase in other operating income was primarily due to an increase of $972 thousand in income from restaurants operating under contractual agreements, including the new location in Tulsa, OK. Fiscal year 2017 gift card breakage revenue increased $326 thousand from fiscal year 2016 due to an increase in gift card sales.

Food and Beverage Costs. Food and beverage costs increased $9.3 million, or 8.7%, to $116.4 million during fiscal year 2017 from fiscal year 2016. Food and beverage costs, as a percentage of restaurant sales, increased 32 basis points to 29.8% compared to fiscal year 2016 largely due to a 4.2% increase in total beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $12.4 million, or 7.2%, to $185.4 million during fiscal year 2017 from fiscal year 2016. Restaurant operating expenses, as a percentage of restaurant sales, decreased 14 basis points to 47.5% compared to fiscal year 2016 primarily due to a reduction in performance-based compensation.

Marketing and Advertising. Marketing and advertising expenses increased $1.3 million, or 11.6% to $12.7 million during fiscal year 2017 from fiscal year 2016. Marketing and advertising, as a percent of total revenue, increased 11 basis points to 3.1% compared to fiscal year 2016. The increase in marketing and advertising expenses during fiscal year 2017 was attributable to a planned increase in advertising.

General and Administrative. General and administrative expenses increased $1.2 million or 3.8% to $32.7 million during fiscal year 2017 from fiscal year 2016.  General and administrative expenses, as a percentage of total revenue decreased from 8.2% in fiscal year 2016 to 7.9% in fiscal year 2017 primarily driven by the leverage of the 53rd week in fiscal year 2017.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $1.6 million to $15.0 million during fiscal year 2017, primarily due to property additions related to new restaurants and remodel projects placed in service in fiscal years 2016 and 2017.

Pre-opening Costs. Pre-opening costs remained relatively unchanged at $2.0 million, during both fiscal years 2017 and 2016.

Loss on Impairment. During fiscal year 2017 we recognized a $3.9 million loss on impairment related to the impairment of long-lived assets at a Ruth’s Chris Steak House restaurant.

Interest Expense. Interest expense decreased $333 thousand to $821 thousand during fiscal year 2017 from fiscal year 2016. The decrease in expense was primarily due to $302 thousand in lower amortization of deferred financing costs during fiscal year 2017 compared to fiscal year 2016.

Other Income. During fiscal year 2017 we recognized $53 thousand of other income.  During fiscal year 2016 we recognized $10 thousand of other income.

Income Tax Expense. During fiscal years 2017 and 2016 we recognized $15.7 million in income tax expense.  The effective tax rate increased to 34.1% during fiscal year 2017 compared to 33.7% during fiscal year 2016.  The increase in the effective tax rate in 2017 was primarily due to the $1.1 million expense recognized related to the revaluation of the Company’s net deferred tax assets resulting from the passage of the Tax Cuts and Jobs Act (the “2017 Tax Act”), partially offset by a 160 basis point reduction in our state income taxes.

The 2017 Tax Act significantly revises many aspects of existing U.S. tax law, most notably reducing the statutory corporate tax rate from 35% to 21% effective January 1, 2018. Since the 2017 Tax Act was signed into law on December 22, 2017, the Company is required to remeasure its net deferred tax assets to reflect the lower tax rate at which they are expected to be realized. The revaluation of the Company’s net deferred tax assets resulted in a one-time, non-cash tax charge of $1.1 million.

Income from Continuing Operations. Income from continuing operations of $30.2 million during fiscal year 2017 decreased by $510 thousand compared to fiscal year 2016 due to the factors noted above.

Loss from Discontinued Operations, net of income taxes. Loss from discontinued operations, net of income taxes during fiscal year 2017 was a loss of $108 thousand compared to a loss of $290 thousand during fiscal year 2016. Discontinued operations includes the recurring revenues and expenses of closed restaurants and related income taxes.  The fiscal year 2017 loss from discontinued operations is primarily attributable to expenses related to the Mitchell’s Restaurants.  The fiscal year 2016 loss from discontinued operations is primarily attributable to $842 thousand of occupancy related costs from a closed Ruth’s Chris Steak House restaurant partially offset by a $466 thousand benefit from the extinguishment of a liability related to Mitchell’s Restaurant gift cards and a $186 thousand income tax benefit.

Net Income. Net income was $30.1 million during fiscal year 2017 compared to $30.5 million net income during fiscal year 2016 due to the factors noted above.

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

	Fiscal Year
	2017	2016	2015
		(dollar amounts in thousands)
Revenues:
Company-owned steakhouse restaurants	$394,359	$366,054	$354,398
Franchise operations	17,545	17,301	16,661
Unallocated other revenue and revenue discounts	2,919	2,592	2,374
Total revenues	$414,823	$385,947	$373,433

Segment profits:
Company-owned steakhouse restaurants	$92,554	$85,980	$80,450
Franchise operations	17,545	17,301	16,661
Total segment profit	110,099	103,281	97,111

Unallocated operating income	2,919	2,592	2,374
Marketing and advertising expenses	(12,724)	(11,406)	(10,925)
General and administrative costs	(32,700)	(31,488)	(30,242)
Depreciation and amortization expenses	(14,995)	(13,434)	(12,520)
Pre-opening costs	(2,013)	(1,986)	(1,032)
Loss on impairment	(3,904)	—	—
Interest expense, net	(821)	(1,154)	(790)
Other income	53	10	358
Income from continuing operations before income tax expense	$45,914	$46,415	$44,334

Fiscal year 2017 segment profits for the Company-owned steakhouse restaurant segment increased by $6.6 million to $92.6 million from fiscal year 2016.  The increase was primarily driven by an increase in revenues of $28.3 million, partially offset by an increase in segment expenses of $21.7 million.  The $244 thousand increase in franchise operations segment profitability is primarily attributable to an increase in comparable franchisee-owned restaurant sales of 1.3% offset by a $90 thousand decrease in fees from new or re-located locations or ownership transfers.

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

Liquidity and Capital Resources

Overview

Our principal sources of cash during fiscal year 2017 were net cash provided by operating activities and borrowings under our senior credit facility. Our principal uses of cash during fiscal year 2017 were for the acquisition of franchisee restaurants, capital expenditures, principal repayments under our senior credit facility, common stock repurchases and dividend payments. Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our statement of cash flows. Except for the receipt of $10 million for the sale of the Mitchell’s Restaurants during the first quarter of fiscal year 2015, the sale of the Mitchell’s Restaurants or any of our closed restaurants reported in discontinued operations did not have a material impact on our cash flow during fiscal year 2015.

In October 2017, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $60 million of outstanding common stock from time to time.  The new share repurchase program replaces the previous share repurchase program announced in April 2016, which has been terminated.  During fiscal year 2017, 1,169,442 shares were repurchased at an aggregate cost of $23.9 million or an average cost of $20.43 per share. All repurchased shares were retired and cancelled. As of December 31, 2017, $50.7 million remained available for future purchases under the share repurchase program.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. We paid a quarterly cash dividend of $0.09 per share, or $2.9 million in the aggregate, during each of the first and second quarters of fiscal year 2017 and $2.8 million in the third and fourth quarters of fiscal year 2017. On February 21, 2018, we announced that our Board of Directors declared a quarterly cash dividend of $0.11 per share, or $3.4 million in the aggregate, to be paid on March 22, 2018 to common and restricted stockholders of record as of the close of business on March 8, 2018. Future dividends will be subject to the approval of our Board of Directors.

We believe that our borrowing ability under our senior credit facility coupled with our anticipated cash flow from operations should provide us with adequate liquidity in fiscal year 2018.

Senior Credit Facility

As of December 31, 2017, we had $50.0 million of outstanding indebtedness under our senior credit facility with approximately $35.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. As of December 31, 2017, the weighted average interest rate on our outstanding debt was 2.9% and the weighted average interest rate on our outstanding letters of credit was 1.6%.  In addition, the fee on the unused portion of our senior credit facility was 0.2%.

On February 2, 2017, we entered into a credit agreement with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (the Credit Agreement) governing a senior credit facility that replaced the prior credit facility. The Credit Agreement provides for a revolving credit facility of $90.0 million with a $5.0 million subfacility for letters of credit and a $5.0 million subfacility for swingline loans.  Subject to the satisfaction of certain conditions and lender consent, the revolving credit facility may be increased up to a maximum of $150.0 million.  The Credit Agreement has a maturity date of February 2, 2022.  At our option, revolving loans may bear interest at (i) LIBOR, plus an applicable margin or (ii) the highest of (a) the rate publicly announced by Wells Fargo as its prime rate, (b) the average published federal funds rate in effect on such day plus 0.50% and (c) one month LIBOR plus 1.00%, plus an applicable margin.  The applicable margin is based on our actual leverage ratio, ranging (a) from 1.50% to 2.25% above the applicable LIBOR rate or (b) at our option, from 0.50% to 1.25% above the applicable base rate.

The Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants requiring a minimum fixed coverage charge ratio and limiting our consolidated leverage ratio.  As of December 31, 2017, we were in compliance with all of the covenants in the Credit Agreement.  The Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company.  If any event of default occurs and is not cured within the applicable grace period, or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments under the Credit Agreement and the lenders’ commitments may be terminated. The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries (the Guarantors), and are secured by a lien on substantially all of our personal property assets other than any equity interest in current and future subsidiaries of the Company.

Under the Credit Agreement, restricted junior payments, which include cash dividend payments, repurchases of our equity securities and payments and prepayments of subordinated indebtedness, made subsequent to February 2, 2017 are limited to $100.0 million if our consolidated leverage ratio is greater than or equal to 2.00:1.00, and are not limited in amount if our consolidated leverage ratio is less than or equal to 2.00:1.00.  As of the date of this Annual Report on Form 10-K, $35.3 million in junior restricted payments have been made since February 2, 2017.

Capital Expenditures and Acquisition of Restaurants

Capital expenditures in fiscal year 2017, which aggregated $56.6 million, pertained primarily to $9.8 million for new restaurants; $9.7 million for restaurant remodel and capital replacement projects; and $35.4 million related to the acquisition of the Hawaiian Restaurants from the owner franchisee.  Capital expenditures in fiscal year 2016, which aggregated $26.2 million, pertained primarily to $13.5 million for new restaurants and $8.4 million for restaurant remodel projects. Capital expenditures in fiscal year 2015, which aggregated $20.3 million, pertained primarily to $12.5 million for restaurant remodel projects and $6.8 million for new restaurants.  We anticipate capital expenditures in fiscal year 2018 will be approximately $29.0 to $31.0 million. We currently expect to open one Company-owned restaurant at a leased location in fiscal year 2018.

Cash Flows

The following table summarizes our primary sources and uses of cash (in thousands):

	Fiscal Year
	2017	2016	2015
Net cash provided by (used in):
Operating activities	$68,693	$56,294	$54,587
Investing activities	(56,612)	(25,409)	(10,292)
Financing activities	(11,818)	(30,192)	(45,501)
Net increase (decrease) in cash and cash equivalents	$263	$693	$(1,206)

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

Investing Activities. Cash used in investing activities in fiscal year 2017 pertained primarily to the acquisition of six franchisee owned restaurants and capital expenditure projects.  Fiscal years 2016 and 2015 investing activities were primarily related to capital expenditure projects. During fiscal year 2015, the Company received $10.0 million for the sale of the Mitchell’s Restaurants and related assets.

Financing Activities. Financing activities used cash in all three years. During fiscal year 2017 we:  increased the debt outstanding under our senior credit facility by $25.0 million; repurchased common stock of $23.9 million; paid dividends of $11.4 million; and paid $2.1 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options.  We paid $2.1 million in taxes in connection with the vesting of restricted stock and the exercise of stock options because some recipients elected to satisfy their individual tax withholding obligations by having us withhold a number of vested shares of restricted stock and/or a number of shares otherwise issuable pursuant to stock options.  During fiscal year 2016, we:  used $45.1 million to repurchase common stock; increased the debt outstanding under our prior senior credit facility by $25.0 million; paid dividends of $9.2 million; and paid $1.5 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options.  During fiscal year 2015, we: reduced the debt outstanding under our prior senior credit facility by $13.0 million; used $23.8 million to repurchase common stock; paid dividends of $8.3 million; and paid $1.4 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017:

	Payments due by period
		Less than	1-2	3-5	More than
	Total	1 year	years	years	5 years
	(in millions)
Long-term debt obligations	$51.6	$1.6	$—	$50.0	$—
Operating lease obligations	255.9	24.7	24.0	61.8	145.4
Total	$307.5	$26.3	$24.0	$111.8	$145.4

Long-term debt obligations include principal maturities and expected interest payments. Expected interest payments were estimated using the interest and fee rates under our senior credit facility as of December 31, 2017. Operating lease obligations do not include contingent rent, common area maintenance, property taxes and other pass through charges from our landlords. The above table does not include recorded liabilities to vendors or employees nor does it include routine purchase commitments shorter than twelve months in duration for food and supplies.

Pursuant the terms of the Agreement, upon closing of the sale of the Mitchell’s Restaurants in January 2015, Landry’s assumed the lease obligations of the Mitchell’s Restaurants.  However, the Company has guaranteed Landry’s lease obligations aggregating $29.4 million under seven of the leases. Landry’s indemnified the Company in the event of a default under any of the leases. The above table does not include potential lease obligations for the Mitchell’s Restaurants.

Off-Balance Sheet Arrangements

As of December 31, 2017, we do not have any off-balance sheet arrangements.

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

Impairment of Long-Lived Assets

We review property and equipment (which includes leasehold improvements) for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of permanent impairment. In determining future cash flows, we make significant estimates with respect to future operating results of each restaurant over the expected remaining life of the primary asset in the restaurant. If assets are determined to be impaired, the loss on impairment is measured by calculating the amount by which the asset-carrying amount exceeds its fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record additional losses on impairment on these assets. During the fourth quarter of fiscal year 2017, the Company recognized a $3.9 million impairment loss due to the decline in the estimated fair value of the long-lived assets (primarily leasehold improvements) of one Ruth’s Chris Steak House restaurant. The decline in the estimated fair value was attributable to decreases in the restaurant’s projected profitability.

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

Valuation and Recoverability of Goodwill and Franchise Rights

Goodwill and franchise rights arose primarily from our acquisition of franchisee-owned Ruth’s Chris restaurants.  We recognized $14.8 million of franchise rights and $12.2 million of goodwill related to the acquisition of the Hawaiian Restaurants completed on December 12, 2017.  The franchise rights and goodwill recognized for the Hawaiian Restaurants represent preliminary estimates as the acquisition was completed just prior to the end of fiscal year 2017.

Prior to the acquisition of the Hawaiian Restaurants, the most significant acquisitions were completed in 1996, 1999, 2006 and 2007. Goodwill and franchise rights acquired prior to 2008 are not subject to amortization. Such assets must be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A variety of inherently uncertain estimates, judgments and projections are used in both assessing whether there has been an indicator that an impairment of an intangible asset may have occurred.  We performed our annual impairment test of our goodwill and franchise rights as of November 26, 2017 using a qualitative assessment.  In using the qualitative approach, we evaluated factors, including but not limited to, recent financial performance; forecasts for future cash flows; our stock price and market capitalization; recent impairment tests; legal factors; the business climate; and the competitive environment.  Any adverse change in these factors could have a significant impact on the recoverability of these assets which could have a material impact on our consolidated financial statements.  If we determine that an intangible asset may be impaired, we are required to estimate its fair value. Because similar intangible assets are not bought and sold regularly in public markets, estimates of fair value of our intangible assets are inherently uncertain.

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

Recent Accounting Pronouncements for Future Application

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. The new standard is effective for interim and annual periods in fiscal years beginning after December 15, 2017, which will require the Company to adopt these provisions in the first quarter of fiscal 2018.  The standard permits the use of either the retrospective or cumulative effect transition method and is expected to impact the Company’s recognition of revenue related to franchise development and site specific fees.  The Company currently recognizes franchise development and site specific fees when new franchisee-owned restaurants open.  Under ASU 2014-09, development and site specific fees will be recognized over the life of the applicable franchise agreements. The Company expects that the new standard will have a material effect on the consolidated financial statements.  The Company expects that the most significant change relates to an increase of approximately $3.0 million to $4.0 million to the deferred revenue liability on the consolidated balance sheet for previously recognized franchise development and site specific fees that will be recognized over the life of the applicable franchise agreements under the new standard. In addition, ASU 2014-09 is expected to impact the classification of advertising contributions from franchisees.  The Company currently records advertising contributions from franchisees as a liability against which specified advertising and marketing costs are charged. Under the new standard, advertising contributions from franchisees will be classified as franchise income on the consolidated statements of income.  The Company recognized advertising contributions from franchisees totaling $1.5 million, $1.3 million and $1.4 million during fiscal years 2017, 2016 and 2015, respectively, as a reduction to marketing and advertising expense on the consolidated statements of income.  The Company is evaluating other potential effects that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company is also evaluating whether certain discounts recognized on the sale of gift cards, historically recognized as marketing expense, may potentially be reclassified as a reduction in revenue on the income statement.  The Company intends to adopt ASU 2014-09 using the modified retrospective transition method, which involves recording a cumulative adjustment for the impact of transitioning to the new guidance on the transition date.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset.  The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  This update is effective for annual and interim periods beginning after December 15, 2018, which will require the Company to adopt these provisions in the first quarter of fiscal year 2019 using a modified retrospective approach.  The Company’s restaurants operate under facility lease agreements that provide for material future lease payments (see Note 9).  The restaurant facility leases comprise the majority of the Company’s material lease agreements.  The Company is currently evaluating the effect of the standard on its ongoing financial reporting, but expects that the adoption of ASU 2016-02 will have a material effect on its consolidated financial statements.  The Company expects that the most significant changes relate to 1) the recognition of new right-of-use assets and lease liabilities on the consolidated balance sheet for restaurant facility operating leases and 2) the derecognition of existing lease liabilities on the consolidated balance sheet related to scheduled rent increases.

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

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 2017, the Company had $50.0 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical 100 basis point change in interest rates as of December 31, 2017 would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2018 of approximately $500 thousand.

Effects of Healthcare Inflation

The Company is exposed to market price fluctuations related to the cost of providing healthcare to its employees.  Claim trends are predicted to outpace inflation throughout the upcoming year.  Pharmacy costs are also rising in excess of general and medical cost inflation.  If prices increase, or the Company experiences significantly more claims, operating margin could be materially adversely affected.  Holding other variables constant, a hypothetical 10% fluctuation in healthcare costs would have an approximate impact on pre-tax earnings of approximately $900 thousand for the 2018 fiscal year.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations. Franchise fee revenue from international locations aggregated $2.9 million in fiscal years 2017 and 2016.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. As of December 31, 2017, we have not negotiated set pricing for any substantial portion of our beef requirements for 2018. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. Holding other variables constant, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $4 million to $5 million for fiscal year 2018.

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

Effects of Inflation

Components of the Company’s operations subject to inflation include food, beverage, lease and labor costs. The Company’s leases require it to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. The Company believes that general inflation, excluding increases in food, labor and employee health plan costs, has not had a material impact on its results of operations in recent years.   Recently, governmental entities acted to increase minimum wage rates in several jurisdictions wherein Company-owned restaurants are located, which will increase our operating costs. The increased minimum wage rates are expected to increase employee compensation and related taxes by approximately $1.3 million in fiscal year 2018 compared to fiscal year 2017.  Also, the U.S. government may act to increase the federal minimum wage rate.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management applied the criteria based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of the Company’s internal control over financial reporting. Based upon this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.  Management excluded from the assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, the Hawaiian Restaurants’ internal control over financial reporting associated with total assets of $39.0 million and total revenues of $2.6 million in the consolidated financial statements of the Company as of and for the year ended December 31, 2017.

KPMG LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements included herein and issued an audit report on the Company’s internal control over financial reporting as of December 31, 2017, which follows.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ending December 31, 2017, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ruth’s Hospitality Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Ruth’s Hospitality Group, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired six franchisee-owned Ruth’s Chris Steak House restaurants (the “Hawaiian Restaurants”) during 2017, and management excluded from the assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, the Hawaiian Restaurants’ internal control over financial reporting associated with total assets of $39.0 million and total revenues of $2.6 million in the consolidated financial statements of the Company as of and for the year ended December 31, 2017.  Our audit of internal control over financial reporting of Ruth’s Hospitality Group, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of the Hawaiian Restaurants.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and December 25, 2016, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Orlando, Florida

March 16, 2018

Certified Public Accountants

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

The following table summarizes the number of stock options issued and shares of restricted stock granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2017:

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under an
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plan
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
Amended and Restated 2005 Long-Term Equity Incentive Plan	1,200,219	$16.51	1,807,849

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

See Index to Consolidated Financial Statements appearing on page F-1. All schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

(b) Exhibits.

See Exhibit Index appearing on page 41 for a list of exhibits filed with or incorporated by reference as part of this Annual Report on Form 10-K.

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

2.1

Asset Purchase Agreement, dated November 2, 2017, by and among RCSH Operations, Inc., Desert Island Restaurants, L.L.C., Honolulu Steak House, LLC, Maui Steak House LLC, Wailea Steak House LLC, Beachwalk Steak House, LLC, Lava Coast Steak House, LLC, Kauai Steak House, LLC and the individual listed on the signature page thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 3, 2017) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to the Asset Purchase Agreement have been omitted and Ruth’s Hospitality Group Inc. agrees to furnish supplementally a copy of any such omitted schedule to the SEC upon request.).

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

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 27, 2016).

10.1	License Agreement dated July 16, 1999 between Ruth U. Fertel and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.2*	Amended and Restated 2005 Long-Term Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed April 19, 2013).

10.3*	Amendment No. 1 to Amended and Restated 2005 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed March 8, 2017).

10.4*

Form of Stock Option Agreement under the Company’s 2005 Long-Term Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 filed August 8, 2005).

10.5*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed March 8, 2017).

10.6*	Form of Restricted Stock Award Agreement (Performance Award) (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed March 8, 2017).

10.7*	Omnibus Amendment to Award Agreements (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed March 8, 2017).

Exhibit	Description
10.8*	Ruth’s Hospitality Group Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 4, 2016).

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

10.14*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated October 18, 2011 between the Company and Cheryl Henry (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed April 30, 2012).

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2018

RUTH’S HOSPITALITY GROUP, INC.

By:	/s/ MICHAEL P. O’DONNELL
Michael P. O’Donnell Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Ruth’s Hospitality Group, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates

/s/ MICHAEL P. O’DONNELL	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2018
Michael P. O’Donnell

/s/ ARNE G. HAAK	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2018
Arne G. Haak

/s/ ROBIN P. SELATI	Lead Director	March 16, 2018
Robin P. Selati

/s/ GIANNELLA ALVAREZ	Director	March 16, 2018
Giannella Alvarez

/s/ MARY BAGLIVO	Director	March 16, 2018
Mary Baglivo

/s/ CARLA R. COOPER	Director	March 16, 2018
Carla R. Cooper

/s/ BANNUS B. HUDSON	Director	March 16, 2018
Bannus B. Hudson

/s/ STEPHEN M. KING	Director	March 16, 2018
Stephen M. King

/s/ ROBERT S. MERRITT	Director	March 16, 2018
Robert S. Merritt

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ruth’s Hospitality Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ruth’s Hospitality Group, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and December 25, 2016, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 25, 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/    KPMG LLP

We have served as the Company’s auditor since 1994.

Orlando, Florida

March 16, 2018

Certified Public Accountants

RUTH'S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 31,	December 25,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$4,051	$3,788
Accounts receivable, less allowance for doubtful accounts 2017 - $361; 2016 - $729	21,626	20,790
Inventory	8,688	7,396
Prepaid expenses and other	2,680	2,446
Total current assets	37,045	34,420
Property and equipment, net of accumulated depreciation 2017 - $144,373; 2016 - $132,817	112,212	103,041
Goodwill	36,522	24,293
Franchise rights, net of accumulated amortization 2017 - $396; 2016 - $218	46,822	32,200
Other intangibles, net of accumulated amortization 2017 - $1,181; 2016 - $1,179	3,904	2,895
Deferred income taxes	4,947	9,924
Other assets	644	699
Total assets	$242,096	$207,472
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$10,510	$7,064
Accrued payroll	15,903	14,902
Accrued expenses	11,203	11,672
Deferred revenue	42,596	38,155
Other current liabilities	8,313	7,622
Total current liabilities	88,525	79,415
Long-term debt	50,000	25,000
Deferred rent	21,993	21,737
Other liabilities	2,074	2,311
Total liabilities	162,592	128,463
Commitments and contingencies (Note 12)	—	—
Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 29,645,790 shares issued and outstanding at December 31, 2017, 30,549,283 shares issued and outstanding at December 25, 2016	296	305
Additional paid-in capital	77,017	95,266
Retained earnings (accumulated deficit)	2,191	(16,562)
Treasury stock, at cost; 71,950 shares at December 31, 2017 and December 25, 2016	—	—
Total shareholders' equity	79,504	79,009
Total liabilities and shareholders' equity	$242,096	$207,472

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar amounts in thousands, except share and per share data)

	Fiscal Year Ended
	December 31,	December 25,	December 27,
	2017	2016	2015
Revenues:
Restaurant sales	$390,434	$363,147	$351,875
Franchise income	17,545	17,301	16,661
Other operating income	6,844	5,499	4,897

Total revenues	414,823	385,947	373,433

Costs and expenses:
Food and beverage costs	116,361	107,075	108,101
Restaurant operating expenses	185,444	172,999	165,847
Marketing and advertising	12,724	11,406	10,925
General and administrative costs	32,700	31,488	30,242
Depreciation and amortization expenses	14,995	13,434	12,520
Pre-opening costs	2,013	1,986	1,032
Loss on impairment	3,904	—	—
Total costs and expenses	368,141	338,388	328,667
Operating income	46,682	47,559	44,766
Other income (expense):
Interest expense, net	(821)	(1,154)	(790)
Other	53	10	358
Income from continuing operations before income tax expense	45,914	46,415	44,334
Income tax expense	15,669	15,660	14,168
Income from continuing operations	30,245	30,755	30,166
Loss from discontinued operations, net of income taxes	(108)	(290)	(162)
Net income	$30,137	$30,465	$30,004

Basic earnings (loss) per common share:
Continuing operations	$1.00	$0.97	$0.88
Discontinued operations	(0.01)	(0.01)	—
Basic earnings per share	$0.99	$0.96	$0.88

Diluted earnings (loss) per common share:
Continuing operations	$0.98	$0.96	$0.87
Discontinued operations	(0.01)	(0.01)	—
Diluted earnings per share	$0.97	$0.95	$0.87

Shares used in computing earnings (loss) per common share:
Basic	30,346,999	31,670,189	34,018,582
Diluted	30,916,364	32,108,965	34,434,407

Cash dividends declared per common share	$0.36	$0.28	$0.24

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(Amounts in thousands)

				(Accumulated
			Additional	Deficit)
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders'
	Shares	Value	Capital	Earnings	Shares	Value	Equity
Balance at December 28, 2014	34,334	$343	$155,455	$(59,487)	72	$—	$96,311
Net income	—	—	—	30,004	—	—	30,004
Cash dividends	—	—	—	(8,349)	—	—	(8,349)
Repurchase of common stock	(1,483)	(15)	(23,737)	—	—	—	(23,752)
Shares issued under stock compensation plan net of shares withheld for tax effects	295	3	(1,145)	—	—	—	(1,142)
Excess tax benefit from stock based compensation	—	—	743	—	—	—	743
Stock-based compensation	—	—	4,087	—	—	—	4,087
Balance at December 27, 2015	33,146	331	135,403	(37,832)	72	—	97,902
Net income	—	—	—	30,465	—	—	30,465
Cash dividends	—	—	—	(9,195)	—	—	(9,195)
Repurchase of common stock	(2,824)	(28)	(45,048)	—	—	—	(45,076)
Shares issued under stock compensation plan net of shares withheld for tax effects	227	2	(1,301)	—	—	—	(1,299)
Excess tax benefit from stock based compensation	—	—	378	—	—	—	378
Stock-based compensation	—		5,834	—	—	—	5,834
Balance at December 25, 2016	30,549	305	95,266	(16,562)	72	—	79,009
Net income	—	—	—	30,137	—	—	30,137
Cash dividends	—	—	—	(11,383)	—	—	(11,383)
Repurchase of common stock	(1,169)	(12)	(23,876)	—	—	—	(23,888)
Shares issued under stock compensation plan net of shares withheld for tax effects	266	3	(1,136)	—	—	—	(1,133)
Stock-based compensation	—	—	6,763	—	—	—	6,763
Balance at December 31, 2017	29,646	$296	$77,017	$2,191	72	$—	$79,504

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Fiscal Year Ended
	December 31,	December 25,	December 27,
	2017	2016	2015
Cash flows from operating activities:
Net income	$30,137	$30,465	$30,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,995	13,434	12,520
Deferred income taxes	4,977	9,384	9,519
Non-cash interest expense	119	421	421
Debt issuance costs written-off	16	—	—
Gain on the disposal of property and equipment, net	—	(108)	—
Loss on impairment	3,904	—	—
Amortization of below market lease	7	—	—
Stock-based compensation expense	6,763	5,834	4,087
Changes in operating assets and liabilities:
Accounts receivable	(836)	(2,259)	1,957
Inventories	(710)	83	(273)
Prepaid expenses and other	(231)	(1,187)	32
Other assets	482	96	92
Accounts payable and accrued expenses	5,718	(5,213)	(3,763)
Deferred revenue	3,692	2,953	650
Deferred rent	19	1,463	285
Other liabilities	(359)	928	(944)
Net cash provided by operating activities	68,693	56,294	54,587
Cash flows from investing activities:
Acquisition of property and equipment	(21,255)	(26,211)	(20,292)
Acquisition of franchise restaurant, net of cash acquired	(35,357)	—	—
Proceeds from sale of Mitchell's	—	—	10,000
Proceeds from sale of property and equipment	—	802	—
Net cash used in investing activities	(56,612)	(25,409)	(10,292)
Cash flows from financing activities:
Principal borrowings on long-term debt	70,000	48,000	35,000
Principal repayments on long-term debt	(45,000)	(23,000)	(48,000)
Repurchase of common stock	(23,888)	(45,076)	(23,752)
Cash dividend payments	(11,383)	(9,195)	(8,349)
Tax payments from the vesting of restricted stock and option exercises	(2,079)	(1,518)	(1,393)
Excess tax benefits from stock compensation	—	378	743
Proceeds from the exercise of stock options	945	219	250
Deferred financing costs	(413)	—	—
Net cash used in financing activities	(11,818)	(30,192)	(45,501)
Net increase (decrease) in cash and cash equivalents	263	693	(1,206)
Cash and cash equivalents at beginning of period	3,788	3,095	4,301
Cash and cash equivalents at end of period	$4,051	$3,788	$3,095
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$667	$729	$428
Income taxes	$10,680	$3,625	$410
Noncash investing and financing activities:
Accrued acquisition of property and equipment	$3,012	$3,962	$1,608

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

At December 31, 2017, there were 155 Ruth’s Chris Steak House restaurants, of which 77 were Company-owned, 76 were franchisee-owned, and two locations were operating under a contractual agreement. All Company-owned restaurants are located in the United States. The franchisee-owned restaurants include 21 international restaurants in Aruba, Canada, China (Hong Kong and Shanghai), Indonesia, Japan, Mexico, Panama, Singapore, Taiwan and the United Arab Emirates.   Three new Company-owned Ruth’s Chris Steak House restaurants opened during 2017, in Waltham, MA, Cleveland, OH and Denver, CO.  Franchisees opened two new restaurants during 2017, in Chengdu, China and Kauai, HI.  One new restaurant operating under a contractual agreement opened in Tulsa, OK.  During the Company’s fiscal year 2017, a franchisee-owned Ruth’s Chris Steak House restaurant in San Juan, Puerto Rico was closed.

On December 12, 2017, the Company completed the acquisition of substantially all of the assets of six franchisee-owned Ruth’s Chris Steak House restaurants located in Hawaii (the “Hawaiian Restaurants”) for a cash purchase price of $35.4 million.  The acquisition was funded with borrowings under the Company’s senior credit facility.  The results of operations, financial position and cash flows of the Hawaiian Restaurants are included in the Company’s consolidated financial statements as of the date of the acquisition.  For additional information, see Note 3.

As of December 28, 2014, the Company also operated eighteen Mitchell’s Fish Markets and three Mitchell’s/Cameron’s Steakhouse restaurants (collectively, the Mitchell’s Restaurants), located primarily in the Midwest and Florida. On January 21, 2015, the Company sold the Mitchell’s Restaurants to a third party.  For financial reporting purposes, the Mitchell’s Restaurants are classified as a discontinued operation for all periods presented.  See Notes 4 and 5 for additional information regarding the Mitchell’s Restaurants and the sale.

The following table summarizes the changes in the number of Company-owned Ruth’s Chris Steak House restaurants and franchisee-owned restaurants during the fourteen and fifty-three weeks ended December 31, 2017.

	14 Weeks Ending				53 Weeks Ending
	December 31, 2017				December 31, 2017
Ruth's Chris Steak House	Company	Franchised	Managed	Total	Company	Franchised	Managed	Total
Beginning of period	70	81	2	153	68	81	1	150
Acquired	6	0	0	6	6	0	0	6
Sold	0	6	0	6	0	6	0	6
New	1	1	0	2	3	2	1	6
Closed	0	0	0	0	0	1	0	1
End of period	77	76	2	155	77	76	2	155
% of total	50%	49%	1%	100%	50%	49%	1%	100%

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The Company utilizes a 52- or 53-week reporting period ending on the last Sunday of December. The period ended December 31, 2017 had a 53-week reporting period.  The periods ended December 25, 2016 (fiscal year 2016) and December 27, 2015 (fiscal year 2015) each had a 52-week reporting period.  The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

(b) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. The new standard is effective for interim and annual periods in fiscal years beginning after December 15, 2017, which will require the Company to adopt these provisions in the first quarter of fiscal 2018.  The standard permits the use of either the retrospective or cumulative effect transition method and is expected to impact the Company’s recognition of revenue related to franchise development and site specific fees.  The Company currently recognizes franchise development and site specific fees when new franchisee-owned restaurants open.  Under ASU 2014-09, development and site specific fees will be recognized over the life of the applicable franchise agreements. The Company expects that the most significant change relates to an increase of approximately $3.0 million to $4.0 million to the deferred revenue liability on the consolidated balance sheet for previously recognized franchise development and site specific fees that will be recognized over the life of the applicable franchise agreements under the new standard. In addition, ASU 2014-09 is expected to impact the classification of advertising contributions from franchisees.  The Company currently records advertising contributions from franchisees as a liability against which specified advertising and marketing costs are charged. Under the new standard, advertising contributions from franchisees will be classified as franchise income on the consolidated statements of income.  The Company recognized advertising contributions from franchisees totaling $1.5 million, $1.3 million and $1.4 million during fiscal years 2017, 2016 and 2015, respectively, as a reduction to marketing and advertising expense on the consolidated statements of income.  The Company is evaluating other potential effects that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company is also evaluating whether certain discounts recognized on the sale of gift cards, historically recognized as marketing expense, may potentially be reclassified as a reduction in revenue on the income statement.  The Company intends to adopt ASU 2014-09 using the modified retrospective transition method, which involves recording a cumulative adjustment for the impact of transitioning to the new guidance on the transition date.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset.  The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  This update is effective for annual and interim periods beginning after December 15, 2018, which will require the Company to adopt these provisions in the first quarter of fiscal year 2019 using a modified retrospective approach.  The Company’s restaurants operate under facility lease agreements that provide for material future lease payments (see Note 10).  The restaurant facility leases comprise the majority of the Company’s material lease agreements.  The Company is currently evaluating the effect of the standard on its ongoing financial reporting, but expects that the adoption of ASU 2016-02 will have a material effect on its consolidated financial statements.  The Company expects that the most significant changes relate to 1) the recognition of new right-of–use assets and lease liabilities on the consolidated balance sheet for restaurant facility operating leases; and 2) the derecognition of existing lease liabilities on the consolidated balance sheet related to scheduled rent increases.

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

(i) Goodwill and Franchise Rights

Goodwill acquired in a business combination that is determined to have an indefinite useful life is not amortized, but reviewed for impairment at least annually in accordance with the provisions of FASB Accounting Standards Committee (ASC) Topic 350, Intangibles-Goodwill and Other. In accordance with ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), goodwill is reviewed annually for impairment on a reporting unit basis and more frequently if events and circumstances indicate that the asset might be impaired. For purposes of testing goodwill impairment, a reporting unit is defined as a group of restaurants with similar economic characteristics. An impairment loss is recognized to the extent that the financial statement carrying amount exceeds the asset’s fair value.

Franchise rights acquired prior to 2008 in a purchase business combination that are determined to have an indefinite useful life are not amortized, but are reviewed for impairment at least annually on a reporting unit basis, which is defined as a group of reacquired restaurants, and more frequently if events and circumstances indicate that the asset might be impaired. The Company allows and expects franchisees to renew agreements indefinitely ensuring consistent cash flows. As a result, franchise rights acquired prior to 2008 are determined to have indefinite useful lives. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Franchise rights acquired after 2007 are no longer considered to have indefinite useful lives and are amortized in accordance with FASB ASC Topic 350.

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

(k) Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining bank and other long-term financing. The Company paid $413 thousand in financing costs in fiscal year 2017 and no financing costs during fiscal years 2016 and 2015. The Company amortizes deferred financing costs using a method that approximates the effective interest method over the term of the related financing. Amortization of deferred financing costs was $119 thousand in fiscal year 2017 and $421 thousand in each of the fiscal years 2016 and 2015 and is included in interest expense on the consolidated statements of income.

(l) Revenues

Revenues are derived principally from food and beverage sales. The Company does not rely on any major customers as a source of revenue.

Revenue from restaurant sales is recognized when food and beverage products are sold. Restaurant sales are presented net of sales taxes and discounts. Gratuities remitted by customers for the benefit of restaurant staff are not included in either revenues or operating expenses.  Deferred revenue primarily represents the Company’s liability for gift cards that have been sold but not yet redeemed. When the gift cards are redeemed, the Company recognizes restaurant sales and reduces the deferred revenue liability. Company issued gift cards redeemed at franchisee-owned restaurants reduce the deferred revenue liability but do not result in Company restaurant sales. Gift card transactions involving franchisees are settled on a monthly basis through the Company’s third party gift card provider. The expected redemption value of gift cards represents the full value of all gift cards issued less the amount the Company has recognized as other operating income for gift cards that are not expected to be redeemed.  The Company’s accounting method for recognizing breakage revenue is the redemption method.  Under the redemption method, breakage revenue is recognized and the gift card liability is derecognized for unredeemed gift cards in proportion to actual gift card redemptions based on historical breakage rates. Gift card breakage revenue is classified as a component of other operating income.  The Company recognized gift card breakage revenue of $2.9 million, $2.6 million and $2.4 million in fiscal years 2017, 2016 and 2015, respectively.

(m) International Revenues

The Company currently has 21 international franchisee-owned restaurants in Aruba, Canada, China, Indonesia, Japan, Mexico, Panama, Puerto Rico, Singapore, Taiwan and the United Arab Emirates. In accordance with its franchise agreements relating to these international restaurants, the Company receives royalty revenue from these franchisees in U.S. dollars. Franchise fee revenues from international restaurants were $2.9 million, $2.9 million and $3.0 million in fiscal years 2017, 2016 and 2015, respectively.

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

(o) Marketing and Advertising

Marketing and advertising expenses in the accompanying consolidated statements of income include advertising expenses of $6.7 million, $6.6 million and $6.5 million in fiscal years 2017, 2016 and 2015, respectively. Advertising costs are expensed as incurred.

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

(q) Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, (Topic 718). Stock-based compensation cost includes compensation cost for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of Topic 718. Compensation cost is recognized on a straight-line basis over the requisite service period of each award.  The Company does not estimate forfeitures when recognizing compensation expense.  Forfeitures are accounted for as they occur.

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

(3) Hawaii Acquisition

On December 12, 2017, the Company completed the acquisition of substantially all of the assets of the Hawaiian Restaurants for a cash purchase price of $35.4 million.  The acquisition was funded with borrowings under the Company’s senior credit facility.  The results of operations, financial position and cash flows of the Hawaiian Restaurants are included in the Company’s consolidated financial statements as of the date of the acquisition.

The assets and liabilities of the Hawaiian Restaurants were recorded at their respective fair values as of the date of the acquisition.  The fair values recorded for the assets of the Hawaiian Restaurants, including working capital, restaurant related fixed assets, leasehold improvements, franchise rights and goodwill, are based on preliminary valuations and are subject to adjustments as additional information is obtained.  The Company is in the process of confirming the fair values using a combination of internal analysis and third party valuations.  Once the process is complete, any adjustments to the fair value of assets acquired or liabilities assumed may also result in adjustments to goodwill.

The preliminary allocation of the purchase price is as follows:

Balances at
December 12, 2017
Current assets	$755
Property and equipment	7,355
Goodwill	12,229
Franchise rights	14,800
Other intangibles	230
Other assets	843
Total assets acquired	$36,212
Current liabilities	84
Other liabilities	750
Total liabilities assumed	$834
Net assets acquired	$35,378

Goodwill was measured as the excess of the consideration transferred over the net of the amounts assigned the identifiable assets acquired and the liabilities assumed as of the acquisition date.  The goodwill for the Hawaiian Restaurants, which is included with the goodwill for the reporting unit identified as the steakhouse operating segment, will be reviewed for potential impairment annually or more frequently if triggering events are detected.  Reacquired franchise rights will be amortized over the remaining terms of the related franchise agreements, not including renewal options.  Property and equipment will be depreciated over a period of three to twenty years.

As a result of the acquisition and related integration efforts, we incurred expenses of approximately $619 thousand during the fiscal year 2017, which are included in general and administrative expenses in the Company’s consolidated statements of income.  Pro-forma financial information reflecting the impact of the Hawaiian Restaurants for periods prior to the acquisition is not presented due to the immaterial impact of the financial results of the Hawaiian Restaurants on the Company’s consolidated financial statements.

(4) Mitchell’s Restaurants

The Company previously operated eighteen Mitchell’s Fish Markets and three Mitchell’s/Cameron’s Steakhouse restaurants (collectively, the Mitchell’s Restaurants). In November 2014, the Company and Landry’s, Inc. and Mitchell’s Entertainment, Inc., an affiliate of Landry’s Inc. (together with Landry’s Inc., Landry’s), entered into an asset purchase agreement (the Agreement). Pursuant to the Agreement, the Company agreed to sell the Mitchell’s Restaurants and related assets to Landry’s for $10.0 million. The sale of the Mitchell’s Restaurants closed on January 21, 2015. The assets sold consisted primarily of leasehold interests, leasehold improvements, restaurant equipment and furnishings, inventory, and related intangible assets, including brand names and trademarks associated with the 21 Mitchell’s Restaurants.  The results of operations, impairment charges and loss on assets held for sale have been classified as discontinued operations in the consolidated statements of income for all periods presented. No amounts for shared general and administrative costs or interest expense were allocated to discontinued operations. Substantially all direct cash flows related to operating these restaurants were eliminated at the closing date of the sale.  The Company’s continuing involvement was limited to transition services up to four months with minimal impact on cash flows.

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

The Company guaranteed Landry’s lease obligations aggregating $29.4 million under seven of the Mitchell’s Restaurants’ leases.  The Company did not record a financial accounting liability for the lease guarantees, because the likelihood of Landry’s defaulting on the lease agreements was deemed to be remote.  Landry’s also indemnified the Company in the event of a default under any of the leases.

(5) Discontinued Operations

The Company accounts for its closed restaurants in accordance with the provisions of FASB ASC Topic 360, Property, Plant and Equipment. For fiscal years 2017, 2016 and 2015, all impairment charges, loss on disposal and remeasurement of lease liabilities along with restaurant sales, direct recurring costs and expenses and income taxes attributable to restaurants classified as discontinued operations have been aggregated to a single caption entitled loss from discontinued operations, net of tax benefit in the consolidated statements of income for all periods presented.   Loss from discontinued operations, net of tax benefit is comprised of the following (in thousands):

	Fiscal Year
	2017	2016	2015
Revenues
Mitchell's Restaurants	$—	$—	$4,343
Other Restaurants	—	—	(3)
Total revenues	—	—	4,340

Costs and expenses
Recurring costs and expenses
Mitchell's Restaurants	250	(351)	5,196
Other Restaurants	(74)	827	175
Total costs and expenses	176	476	5,371

Loss before income taxes	(176)	(476)	(1,031)

Income tax benefit	(68)	(186)	(869)

Loss from discontinued operations, net of income taxes	$(108)	$(290)	$(162)

Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our consolidated statements of cash flows.  In addition to the Mitchell’s Restaurants, discontinued operations for fiscal years 2017, 2016 and 2015 also includes the results of the other closed restaurants that were closed prior to December 29, 2014.  The income from the Mitchell’s Restaurants in 2016 was primarily attributable to a $466 thousand benefit from the extinguishment of a liability related to Mitchell’s Restaurant gift cards.  The Other Restaurant expense is primarily attributable to occupancy related costs from a closed Ruth’s Chris Steak House restaurant.

(6) Fair Value Measurements

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

•

Borrowings under the senior credit facility as of December 31, 2017 and December 25, 2016 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

The Company’s non-financial assets measured at fair value on a non-recurring basis as of December 31, 2017 were as follows:

	Fair Value as of December 31, 2017	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment
Long-lived assets held for sale	$—	$—	$—	$3,904

The  Company did not have any non-financial assets measured at fair value on a non-recurring basis as of the end of fiscal year 2016.

The Company concluded that it is more likely than not that the estimated future cash flows from a Ruth’s Chris Steak House restaurant will not  be sufficient to recover the investment in its long-lived assets. Losses on these assets are recorded as loss on impairment in the accompanying consolidated statements of income. See Notes 1(j) and 7 for a description of the valuation techniques used to measure fair value of intangibles and long-lived assets, as well as information used to develop the inputs to the fair value measurements. Total losses on impairment include losses recognized from all non-recurring fair value measurements during each of the fiscal years.

(7) Franchise Rights and Goodwill

In accordance with FASB ASC Topic 350, goodwill and owned franchise rights that have been determined to have indefinite lives must be reviewed for potential impairment annually and when triggering events are detected.  During the fourth quarter of each year, the Company completes an analysis to determine if goodwill and franchise rights are impaired as of the balance sheet date.  The Company performed its annual impairment test of its goodwill and franchise rights as of November 26, 2017 using a qualitative assessment.  Using the qualitative approach, the Company evaluated factors, including but not limited to, recent financial performance; forecasts for future cash flows; the Company’s stock price and market capitalization; recent impairment tests; legal factors; the business climate; and the competitive environment.  Based on the results of the qualitative assessment, the Company determined that it is not more likely than not that the carrying values of goodwill and franchise rights exceed the fair values.  The preliminary estimates of franchise rights and goodwill recognized for the Hawaiian Restaurants were not included in the qualitative assessment performed in 2017, as the acquisition was completed just prior to the end of fiscal year 2017.

If the qualitative assessment is not performed, or if the Company determines that it is not more likely than not that the fair values of the intangible assets exceed the carrying values, then the Company performs the following analysis for franchise rights and goodwill to measure fair values.

Franchise Rights

To determine the fair value of acquired franchise rights, the Company uses a multi-period excess earnings approach. This approach involves projecting after-royalty future earnings, discounting those earnings using an appropriate market discount rate and subtracting a contributory charge for net working capital, property and equipment, assembled workforce and customer relationships to arrive at excess earnings attributable to these franchise rights. The Company calculates the present value of cash flows generated from future excess earnings and compares the fair values to the financial statement carrying values.

Goodwill

In performing the evaluation of goodwill impairment under FASB ASC Topic 350-20, the Company compares the carrying value of its reporting unit, which is considered to be the steakhouse operating segment, to its fair value. The Company utilizes a multiple of EBITDA to approximate the fair value of the reporting unit for purposes of completing Step 1 of the evaluation. The Company considers EBITDA multiples of publicly held companies, including its own, as well as recent industry acquisitions.  If a reporting unit’s fair value does not exceed its carrying value as the balance sheet date, the Company would complete Step 2 of the evaluation by comparing the implied fair value of goodwill with the net asset value of the reporting unit. The Company would calculate the implied fair value by allocating the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the unit.

The financial statement carrying values of the Company’s franchise rights and other intangible assets were as follows (amounts in thousands):

	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets:
Franchise rights	9.0 yrs	$15,018	$(396)	$14,622
Lease assets	12.5 yrs	2,843	(923)	1,920
Other assets	4.6 yrs	490	(258)	232
		18,351	(1,577)	16,774
Indefinite-lived intangible assets:
Franchise rights		32,200	-	32,200
Liquor licenses		1,633	-	1,633
Other assets		118	-	118
		33,952	-	33,952
Total intangible assets		$52,303	$(1,577)	$50,726

Aggregate amortization expense for amortizing intangible assets was $277 thousand for the fiscal year 2017.  Estimated amortization expense for the next five years is:  $2.1 million in fiscal year 2018, $1.9 million in fiscal year 2019 and $1.7 million in fiscal years 2020, 2021 and 2022.

The financial statement carrying values of the Company’s goodwill was as follows (amounts in thousands):

	Gross Goodwill	Accumulated Goodwill Impairment Losses	Net Carrying Value of Goodwill
Balance as of December 25, 2016	$34,851	$(10,558)	$24,293
Balance as of December 31, 2017	$47,080	$(10,558)	$36,522

(8) Property and Equipment, net

Property and equipment consists of the following (amounts in thousands):

	December 31,	December 25,
	2017	2016
Land	$616	$616
Building and building improvements	24,639	23,880
Equipment	39,725	36,741
Computer equipment	11,291	9,680
Furniture and fixtures	22,730	20,261
Leasehold improvements	150,688	130,345
Construction-in-progress	6,896	14,335
	256,585	235,858
Less accumulated depreciation	(144,373)	(132,817)
	$112,212	$103,041

(9) Long-term Debt

Long-term debt consists of the following (amounts in thousands):

	December 31,	December 25,
	2017	2016
Senior Credit Facility:
Revolving credit facility	$50,000	$25,000
Less current maturities	—	—
	$50,000	$25,000

As of December 31, 2017, the Company had $50.0 million of outstanding indebtedness under its senior credit facility with approximately $35.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. As of December 31, 2017, the weighted average interest rate on the Company’s outstanding debt was 2.9% and the weighted average interest rate on our outstanding letters of credit was 1.6%.  In addition, the fee on the Company’s senior credit facility was 0.2%.

On February 2, 2017, we entered into a credit agreement with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (the Credit Agreement) governing a senior credit facility that replaced the prior credit facility.  The Credit Agreement provides for a revolving credit facility of $90.0 million with a $5.0 million subfacility for swingline loans.  Subject to the satisfaction of certain conditions and lender consent, the revolving credit facility may be increased up to a maximum of $150.0 million.  The Credit Agreement has a maturity date of February 2, 2022.  At our option, revolving loans may bear interest at (i) LIBOR, plus an applicable margin, (ii) the highest of (a) the rate publicly announced by Wells Fargo as its prime rate, (b) the average published federal funds rate in effect on such day plus 0.50% and (c) one month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is based on our actual leverage ratio, ranging (a) from 1.50% to 2.25% above the applicable LIBOR rate or (b) at our option, from 0.50% to 1.25% above the applicable base rate.

The Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants requiring a minimum fixed coverage charge ratio and limiting the Company’s consolidated leverage ratio.  As of December 31, 2017, we were in compliance with all of the covenants in the Credit Agreement.  The Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company. If any event of default occurs and is not cured within the applicable grace period, or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments under the Credit Agreement and the lenders’ commitments may be terminated. The obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries (the Guarantors), and are secured by a lien on substantially all of the Company’s personal property assets other than any equity interest in current and future subsidiaries of the Company.

(10) Leases

At December 31, 2017, all of the Company-owned Ruth’s Chris Steak House restaurants operated in leased premises, with the exception of the restaurant in Ft. Lauderdale, FL, which is an owned property, and the restaurants in Anaheim, CA, Lake Mary, FL, Princeton, NJ and South Barrington, IL, which operate on leased land. The leases generally provide for minimum annual rental payments and are subject to escalations based, in some cases, upon increases in the Consumer Price Index, real estate taxes and other costs. In addition, certain leases contain contingent rental provisions based upon the sales at the underlying restaurants. Certain leases also provide for rent deferral during the initial term of such lease and/or scheduled minimum rent increases during the terms of the leases. For financial reporting purposes, rent expense is recorded on a straight-line basis over the life of the lease. Accordingly, included in liabilities in the accompanying consolidated balance sheets at December 31, 2017 and December 25, 2016 are accruals related to such rent deferrals and the pro rata portion of scheduled rent increases of approximately $22.0 million and $21.7 million, respectively, net of the current portion included in other current liabilities $1.8 million and $1.8 million, respectively.

The Company also leases certain restaurant-related equipment under non-cancellable operating lease agreements with third parties, which are included with leased premises in future minimum annual rental commitments.

Future minimum annual rental commitments under operating leases as of December 31, 2017 are as follows (in thousands):

Company Total
2018	$24,658
2019	23,962
2020	22,372
2021	20,284
2022	19,130
Thereafter	145,480
$255,886

Pursuant to the terms of the Agreement, upon closing of the sale of the Mitchell’s Restaurants, Landry’s assumed the lease obligations of the Mitchell’s Restaurants.  However, the Company has guaranteed Landry’s lease obligations aggregating $29.4 million under seven of the leases.  The Company did not record a financial accounting liability for the lease guarantees, because the likelihood of Landry’s defaulting on the lease agreements was deemed to be remote. Landry’s also indemnified the Company in the event of a default under any of the leases.  The above table does not include potential lease obligations for the Mitchell’s Restaurants.

Rental expense consists of the following and is included in restaurant operating expenses in the accompanying consolidated statements of income (in thousands):

	Fiscal Year
	2017	2016	2015
Minimum rentals	$21,296	$20,300	$18,846
Contingent rentals	3,600	2,659	2,877
	$24,895	$22,959	$21,723

(11) Franchise Operations

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

The Company currently has 76 franchisee-owned Ruth’s Chris Steak House restaurants, including 21 international restaurants. Two new franchisee-owned restaurants opened in fiscal year 2017 including Chengdu, China in September and a Kauai, HI location in October.  The Kauai, HI restaurant was acquired by the Company in December 2017. Two new franchisee-owned restaurants opened in fiscal year 2016 including Jakarta, Indonesia which opened in February and a second Greenville, SC location in October.  Three new franchisee-owned restaurants opened in fiscal year 2015 including Ann Arbor, MI and Charleston, SC, which both opened in May, and one in San Antonio, TX in November. In September 2017, the franchisee-owned Ruth’s Chris Steak House restaurant in San Juan, Puerto Rico closed.  The franchisee-owned Ruth’s Chris Steak House restaurant in San Salvador, El Salvador closed in January 2016. In December 2017, the Company acquired the Hawaiian Restaurants. No franchisee-owned restaurants were sold or purchased during fiscal years 2016 or 2015. Franchise income includes opening and development fees and income generated from existing franchisee-owned restaurants. The Company classifies franchise income separately in the consolidated statements of income (in thousands):

	Fiscal Year
	2017	2016	2015
Franchise income:
Income from existing franchise locations	$17,335	$17,001	$16,361
Opening and development fee income	210	300	300
Total franchise income:	$17,545	$17,301	$16,661

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

In April 2016, the Company announced that its Board of Directors approved a new share repurchase program under which the Company was authorized to repurchase up to $60 million of outstanding common stock from time to time.  During the fiscal year 2017, 719,442 shares were repurchased under this program at an aggregate cost of $14.5 million or an average cost of $20.21 per share.

In October 2017, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $60 million of outstanding common stock from time to time.  The new share repurchase program replaces the previous share repurchase program announced in April 2016, which has been terminated.  During fiscal year 2017, 450,000 shares were purchased at an aggregate cost of $9.3 million or an average cost of $20.77 per share under this new program.  All repurchased shares were retired and cancelled.  As of December 31, 2017, $50.7 million remained available for future purchases under the new program.  Share repurchases under both programs were accounted for under the cost method and all repurchased shares were retired and cancelled. The excess of the purchase price over the par value of the shares was recorded as a reduction in additional paid-in capital.

The Company repurchased 1,169,442, 2,824,322 and 1,483,085 shares under all share repurchase programs during fiscal years 2017, 2016, and 2015, respectively.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2017
February 17, 2017	$0.09	February 23, 2017	$2,862	March 9, 2017
May 5, 2017	$0.09	May 18, 2017	$2,862	June 1, 2017
July 28, 2017	$0.09	August 10, 2017	$2,844	August 24, 2017
November 3, 2017	$0.09	November 9, 2017	$2,815	November 22, 2017

Fiscal Year 2016
February 12, 2016	$0.07	February 25, 2016	$2,350	March 10, 2016
April 28, 2016	$0.07	May 12, 2016	$2,338	May 26, 2016
July 29, 2016	$0.07	August 11, 2016	$2,282	August 25, 2016
October 28, 2016	$0.07	November 10, 2016	$2,226	November 23, 2016

Fiscal Year 2015
February 13, 2015	$0.06	February 26, 2015	$2,082	March 12, 2015
April 21, 2015	$0.06	May 14, 2015	$2,090	May 28, 2015
July 22, 2015	$0.06	August 13, 2015	$2,108	August 27, 2015
October 30, 2015	$0.06	November 19, 2015	$2,069	December 3, 2015

Subsequent to the end of fiscal year 2017, the Company’s Board of Directors declared a $0.11 per share cash dividend ($3.4 million in total) payable on March 22, 2018. Dividends are paid to holders of common stock and restricted stock.

(14) Employee Benefit Plan

In 2000, the Company established a 401(k) and Profit Sharing Plan. The Company may make matching contributions in an amount determined by the Board of Directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. The Company matches the employees’ contributions at year end. Employees vest in the Company’s contributions based upon their years of service. The Company’s expenses relating to matching contributions were approximately $324 thousand, $318 thousand and $305 thousand for fiscal years 2017, 2016 and 2015, respectively.

(15) Incentive and Stock Option Plans

As of December 26, 2016 (the first day of fiscal year 2017), the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718), which affects all entities that issue share-based compensation to their employees.  The amendments in this ASU cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows.  Therefore, for the fiscal year 2017, the recognition of excess tax benefits and deficiencies were recognized as income tax benefits or expense on the consolidated statement of income and as an operating activity on the statement of cash flows.  Prior to the Company’s adoption of ASU 2016-09, these tax benefits and deficiencies were recognized as additional paid-in capital on the balance sheet and as a financing activity on the statement of cash flows.

2005 Long-Term Equity Incentive Plan

In connection with the initial public offering, the Company adopted the Ruth’s Chris Steak House, Inc. 2005 Long-Term Equity Incentive Plan (the 2005 Equity Incentive Plan), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. Initially, 2.4 million shares were authorized for issuance under the 2005 Equity Incentive Plan. The 2005 Equity Incentive Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable, and restricted stock vests, at various periods ranging from one to five years from date of grant. Effective May 22, 2008, the 2005 Equity Incentive Plan was amended, with stockholder approval, to increase the number of shares authorized for issuance under the plan by 1.5 million shares. The Amended and Restated 2005 Equity Incentive Plan was adopted on October 26, 2012, and the number of shares authorized for issuance under the Amended and Restated 2005 Long-Term Equity Incentive Plan was increased by 2.0 million shares at the 2013 annual meeting of stockholders.  Under the Amended and Restated 2005 Equity Incentive Plan there are 1.2 million shares of restricted stock issued and common stock issuable upon exercise of currently outstanding options at December 31, 2017, and 1.8 million shares available for future grants.

During fiscal year 2015, the Company issued 893,662 shares of restricted stock to certain employees and executive officers from available shares under the Amended and Restated 2005 Equity Incentive Plan. The shares were issued with a grant date fair market value equal to the closing price of the stock on the date of the grants. Of the 893,662 shares of restricted stock issued during 2015, 54,095 shares vest on the second anniversary of the grant date, 214,567 shares vest one-third on each of the three anniversary dates following the grant, 300,000 shares vest at 25% annually with the first vesting date occurring on the anniversary date in 2017 and ending on the anniversary date in 2020 and 325,000 shares vest at 25% annually with the first vesting date occurring on the anniversary date in 2018 and ending on the anniversary date in 2021.

During fiscal year 2016, the Company issued 376,423 shares of restricted stock to certain employees and executive officers from available shares under the Amended and Restated 2005 Equity Incentive Plan. The shares were issued with a grant date fair market value equal to the closing price of the stock on the date of the grants.  Of the 376,423 shares of restricted stock issued during 2016, 95,792 shares vest on the second anniversary of the grant date, 135,631 shares vest one-third on each of the three anniversary dates following the grant date, 45,000 shares will vest on the third anniversary date of the grant date and 100,000 shares will vest at 50% annually with the first vesting date occurring on the anniversary date in 2018 and ending on the anniversary date in 2019.

During fiscal year 2017, the Company issued 251,512 shares of restricted stock to certain employees and executive officers from available shares under the Amended and Restated 2005 Equity Incentive Plan. The shares were issued with a grant date fair market value equal to the closing price of the stock on the date of the grants.  Of the 251,512 shares of restricted stock issued during 2017, 96,853 shares will vest on the second anniversary of the grant date, 114,659 shares will vest one-third on each of the three anniversary dates following the grant date and 40,000 shares will vest at 25% annually with the first vesting date occurring on the anniversary date in 2020 and ending on the anniversary date in 2023.

The Company recorded $6.8 million, $5.8 million and $4.1 million in total stock option and restricted stock compensation expense during fiscal years 2017, 2016, and 2015, respectively that was classified primarily as general and administrative costs. The Company recognized $225 thousand, $378 thousand and $743 thousand in income tax benefit related to stock-based compensation plans during fiscal years 2017, 2016, and 2015, respectively.

A summary of the status of non-vested restricted stock as of December 31, 2017 and changes during fiscal year 2017 is presented below.

	2017
	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested shares at beginning of year	1,245,836	$15.93
Granted	251,512	18.92
Vested	(291,031)	15.47
Forfeited	(21,688)	15.59
Non-vested shares at end of year	1,184,629	$16.69

As of December 31, 2017, there was $11.2 million of total unrecognized compensation cost related to 1,184,629 shares of non-vested restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 2.69 years. The total grant date fair value of restricted stock vested in fiscal years 2017, 2016, and 2015 was $4.5 million, $3.6 million and $2.8 million, respectively.

The following table summarizes stock option activity for fiscal year 2017:

	2017
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000's)
Outstanding at beginning of year	124,154	$12.50
Granted	—	—
Exercised	(82,164)	11.70
Forfeited	(26,400)	20.43
Outstanding at end of year	15,590	$3.28	1.39	$286,386
Options exercisable at year end	15,590	$3.28	1.39	$286,386

As of December 31, 2017, there was no unrecognized compensation cost related to non-vested stock options. The total intrinsic value of options exercised in fiscal years 2017, 2016, and 2015 was $681 thousand, $444 thousand and $863 thousand, respectively.

During fiscal years 2017, 2016, and 2015, the Company received $945 thousand, $219 thousand and $250 thousand, respectively, in cash related to the exercise of options. The exercise of shares were fulfilled from shares reserved for issuance under the Amended and Restated 2005 Equity Incentive Plan and resulted in an increase in issued shares outstanding.

(16) Income Taxes

Total income tax expense (benefit) for fiscal years 2017, 2016, and 2015 was (in thousands):

	2017	2016	2015
Income from continuing operations	$15,669	$15,660	$14,168
Loss from discontinued operations	(68)	(186)	(869)
Total consolidated income tax expense	$15,601	$15,474	$13,299

Income tax expense from continuing operations consists of the following:

	Current	Deferred	Total
Year ended December 31, 2017
U.S. Federal	$8,431	$4,557	$12,988
State	1,916	422	2,338
Foreign	343	—	343
	$10,690	$4,979	$15,669
Year ended December 25, 2016
U.S. Federal	$3,987	$8,165	$12,152
State	1,951	1,231	3,182
Foreign	326	—	326
	$6,264	$9,396	$15,660
Year ended December 27, 2015
U.S. Federal	$14,692	$(3,445)	$11,247
State	2,697	(120)	2,577
Foreign	344	—	344
	$17,733	$(3,565)	$14,168

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows (in thousands):

	2017	2016	2015
Income tax expense at statutory rates	$16,070	$16,245	$15,517
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	1,316	2,193	1,787
Federal FICA tip credit net benefit	(3,324)	(3,179)	(3,124)
Impact of the 2017 Tax Act	1,086	—	—
Other	521	401	(12)
	$15,669	$15,660	$14,168
Effective tax rate	34.1%	33.7%	32.0%

The Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law on December 22, 2017. The 2017 Tax Act significantly revises existing U.S. tax law, and includes many changes that impact the Company, most notably a reduction of the statutory corporate tax rate from 35% to 21%, and the curtailment or elimination of certain deductions. The Company recorded income tax expense of $1.1 million related to the remeasurement of its net deferred tax assets, resulting from the permanent reduction of the U.S. statutory corporate tax rate from 35% to 21%.  The SEC has issued Staff Accounting Bulletin (“SAB”) No. 118 which permits registrants to record provisional amounts related to the 2017 Tax Act to the extent that the information needed to account for the income tax impacts of the legislation is not available, has not been prepared, or has not been analyzed in sufficient detail. In recognizing the income tax effects of the 2017 Tax Act, the Company has not identified items it considers to be provisional, for which relief under SAB No. 118 would be sought.  The remeasurement of the Company’s net deferred tax assets incorporates assumptions based upon the Company’s current interpretation of the 2017 Tax Act, particularly as it relates to the future deductibility of executive compensation items. As such, these assumptions may change as clarification and guidance is provided by the appropriate taxing authorities.

The Company utilizes the federal FICA tip credit to reduce its periodic federal income tax expense.  A restaurant company employer may claim a credit against the company’s federal income taxes for FICA taxes paid on certain tip wages (the FICA tip credit). The credit against income tax liability is for the full amount of eligible FICA taxes. Employers cannot deduct from taxable income the amount of FICA taxes taken into account in determining the credit.  The Other line in the effective tax rate schedule above primarily represents non-deductible compensation in fiscal years 2017 and 2016.

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

	2017	2016	2015
Income tax benefit at statutory rates	$(62)	$(167)	$(361)
Increase (decrease) in income taxes resulting from:
State income taxes at state statutory rate, net of federal impact	(6)	(19)	(411)
Other, primarily federal FICA tip credit net benefit	—	—	(97)
	$(68)	$(186)	$(869)
Effective tax rate	38.6%	39.0%	84.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

	2017	2016
Deferred tax assets:
Accounts payable and accrued expenses	$6,887	$8,699
Deferred rent	5,790	8,953
Net state operating loss carryforwards	3,152	2,317
Tax credit carryforwards	507	1,889
Property and equipment	539	4,080
Other	140	199
Total gross deferred tax assets	17,015	26,137
Less valuation allowance	(1,389)	(762)
Net deferred tax assets	15,626	25,375
Deferred tax liabilities:
Intangible assets	(10,679)	(15,451)
Total gross deferred tax liabilities	(10,679)	(15,451)
Net deferred tax assets	$4,947	$9,924

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment.  Gross deferred assets were reduced by a valuation allowance of $1.4 million and $762 thousand in 2017 and 2016, respectively, related to certain state net operating loss and state tax credit carryforwards that are not likely to be offset by future state taxable income.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the net deferred tax assets.

As of December 31, 2017, the Company has state net operating loss carry-forwards of $61.6 million and state tax credit carry-forwards of $642 thousand, which are available to offset federal and state taxable income with the last of such benefit expiring in 2037.

As of December 31, 2017, the Company’s gross unrecognized tax benefits totaled approximately $666 thousand, of which $526 thousand, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the unrecognized tax benefits within the next 12 months. Our continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (amounts in thousands):

Unrecognized tax benefits balance at December 25, 2016	$579
Gross increases for tax positions of prior years	345
Reductions due to settlements with taxing authorities	(217)
Reductions to tax positions due to statute expiration	(41)
Unrecognized tax benefits balance at December 31, 2017	$666

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state and local income tax examinations for fiscal years before 2013.

(17) Earnings Per Share

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

The following table sets forth the computation of basic earnings per common share (amounts in thousands, except share and per share data):

	Fiscal Year
	2017	2016	2015
Income from continuing operations	$30,245	$30,755	$30,166
Loss from discontinued operations, net of income taxes	(108)	(290)	(162)
Net income	$30,137	$30,465	$30,004
Shares:
Weighted average number of common shares outstanding - basic	30,346,999	31,670,189	34,018,582

Basic earnings (loss) per common share:
Continuing operations	$1.00	$0.97	$0.88
Discontinued operations	(0.01)	(0.01)	—
Basic earnings per common share	$0.99	$0.96	$0.88

Diluted earnings (loss) per share for fiscal years 2017, 2016 and 2015 excludes 685 stock options and restricted shares at a weighted-average price of $21.60, 22,349 stock options and restricted shares at a weighted-average price of $19.04 and 46,117 stock options and restricted shares at a weighted-average price of $18.84, respectively, which were outstanding during the periods but were anti-dilutive.

The following table sets forth the computation of diluted earnings per share (amounts in thousands, except share and per share data):

	Fiscal Year
	2017	2016	2015
Income from continuing operations	$30,245	$30,755	$30,166
Loss from discontinued operations, net of income taxes	(108)	(290)	(162)
Net income	$30,137	$30,465	$30,004
Shares:
Weighted average number of common shares outstanding - basic	30,346,999	31,670,189	34,018,582
Dilutive shares	569,365	438,776	415,825
Weighted average number of common shares outstanding - diluted	30,916,364	32,108,965	34,434,407

Diluted earnings (loss) per common share:
Continuing operations	$0.98	$0.96	$0.87
Discontinued operations	(0.01)	(0.01)	—
Diluted earnings per common share	$0.97	$0.95	$0.87

(18) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment.  Previously reported segment information has been revised to exclude the Mitchell’s Restaurants.  The Company does not rely on any major customers as a source of revenue.

The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers.  Revenues are derived principally from food and beverage sales. As of December 31, 2017, (i) the Company-owned steakhouse restaurant segment included 77 Ruth’s Chris Steak House restaurants and two Ruth’s Chris Steak House restaurant operating under a management agreement and (ii) the franchise operations segment included 76 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments.  Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the segments for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment. Segment information related to the Company’s two reportable business segments follows.

	Fiscal Year
	2017	2016	2015
		(dollar amounts in thousands)
Revenues:
Company-owned steakhouse restaurants	$394,359	$366,054	$354,398
Franchise operations	17,545	17,301	16,661
Unallocated other revenue and revenue discounts	2,919	2,592	2,374
Total revenues	$414,823	$385,947	$373,433

Segment profits:
Company-owned steakhouse restaurants	$92,554	$85,980	$80,450
Franchise operations	17,545	17,301	16,661
Total segment profit	110,099	103,281	97,111

Unallocated operating income	2,919	2,592	2,374
Marketing and advertising expenses	(12,724)	(11,406)	(10,925)
General and administrative costs	(32,700)	(31,488)	(30,242)
Depreciation and amortization expenses	(14,995)	(13,434)	(12,520)
Pre-opening costs	(2,013)	(1,986)	(1,032)
Loss on impairment	(3,904)	—	—
Interest expense, net	(821)	(1,154)	(790)
Other income	53	10	358
Income from continuing operations before income tax expense	$45,914	$46,415	$44,334

Capital expenditures:
Company-owned steakhouse restaurants	$20,363	$24,991	$18,934
Corporate assets	892	1,220	1,133
Mitchell's Restaurants	—	—	225
Total capital expenditures	$21,255	$26,211	$20,292

	Fiscal Year
	December 31,	December 25,	December 27,
	2017	2016	2015
		(dollar amounts in thousands)
Total assets:
Company-owned steakhouse restaurants	$223,354	$185,820	$168,766
Franchise operations	3,021	2,707	2,444
Corporate assets - unallocated	10,774	9,021	7,828
Deferred income taxes - unallocated	4,947	9,924	19,309
Mitchell's Restaurants	—	—	250
Total assets	$242,096	$207,472	$198,597

(19) Supplemental Consolidated Financial Statement Information

(a)	Accounts Receivable, net

Accounts receivable, net consists of the following (amounts in thousands):

	December 31,	December 25,
	2017	2016
Bank credit card receivables	$10,263	$10,992
Landlord contributions	246	704
Franchise fees	2,823	2,456
Trade	724	463
Insurance receivable	46	446
Receivable from gift card issuances	7,051	4,743
Other	834	1,715
Allowance for doubtful accounts	(361)	(729)
	$21,626	$20,790

(b) Other Assets

Other assets consist of the following (amounts in thousands):

	December 31,	December 25,
	2017	2016
Deposits	$306	$611
Deferred financing costs, net	338	60
Other	—	28
	$644	$699

(20) Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (amounts in thousands, except per share information):

	Quarter Ended
	March 26,	June 25,	September 24,	December 31,
	2017	2017	2017	2017	Total
Total revenues	$105,538	$100,015	$85,167	$124,103	$414,823
Cost and expenses	(89,293)	(88,470)	(82,180)	(104,293)	(364,237)
Loss on impairment	-	-	-	(3,904)	(3,904)
Operating income	16,245	11,545	2,987	15,906	46,682
Interest expense, net	(179)	(144)	(197)	(300)	(821)
Other	24	14	(6)	19	53
Income from continuing operations before income tax expense	16,090	11,415	2,784	15,625	45,914
Income tax expense	5,005	3,611	1,017	6,036	15,669
Income from continuing operations	11,085	7,804	1,767	9,589	30,245
Discontinued operations, net of income tax	(37)	7	(71)	(8)	(108)
Net income (loss)	$11,048	$7,811	$1,696	$9,581	$30,137
Basic earnings per share:
Continuing operations	$0.36	$0.26	$0.06	$0.32	$1.00
Discontinued operations	—	—	—	—	(0.01)
Basic earnings per share	$0.36	$0.26	$0.06	$0.32	$0.99
Diluted earnings per share:
Continuing operations	$0.35	$0.25	$0.06	$0.31	$0.98
Discontinued operations	—	—	(0.01)	—	(0.01)
Diluted earnings per share	$0.35	$0.25	$0.05	$0.31	$0.97
Dividends declared per common share	$0.09	$0.09	$0.09	$0.09	$0.36

	Quarter Ended
	March 27,	June 26,	September 25,	December 25,
	2016	2016	2016	2016	Total
Total revenues	$101,890	$92,654	$83,774	$107,629	$385,947
Cost and expenses	(85,456)	(82,193)	(78,173)	(92,566)	(338,388)
Operating income	16,434	10,461	5,601	15,063	47,559
Interest expense, net	(213)	(253)	(333)	(355)	(1,154)
Other	7	144	(92)	(50)	10
Income from continuing operations before income tax expense	16,228	10,352	5,176	14,658	46,415
Income tax expense	5,346	3,396	1,668	5,250	15,660
Income from continuing operations	10,882	6,956	3,508	9,408	30,755
Discontinued operations, net of income tax	(120)	(48)	75	(197)	(290)
Net income	$10,762	$6,908	$3,583	$9,211	$30,465
Basic earnings per share:
Continuing operations	$0.33	$0.22	$0.11	$0.31	$0.97
Discontinued operations	—	—	—	(0.01)	(0.01)
Basic earnings per share	$0.33	$0.22	$0.11	$0.30	$0.96
Diluted earnings per share:
Continuing operations	$0.33	$0.21	$0.11	$0.31	$0.96
Discontinued operations	—	—	—	(0.01)	(0.01)
Diluted earnings per share	$0.33	$0.21	$0.11	$0.30	$0.95
Dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28