Form 10-Q
period 2018-04-01
Ruths Hospitality Group, Inc.
filed 2018-05-10
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2018

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

The number of shares outstanding of the registrant’s common stock as of April 27, 2018 was 30,939,408, which includes 1,135,300 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	April 1,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$2,168	$4,051
Accounts receivable, less allowance for doubtful accounts 2018 - $392; 2017 - $361	13,127	21,626
Inventory	8,368	8,688
Prepaid expenses and other	2,476	2,680
Total current assets	26,139	37,045
Property and equipment, net of accumulated depreciation 2018 - $148,338; 2017 - $144,373	112,474	112,212
Goodwill	36,522	36,522
Franchise rights, net of accumulated amortization 2018 - $858; 2017 - $396	46,360	46,822
Other intangibles, net of accumulated amortization 2018 - $1,235; 2017 - $1,181	3,850	3,904
Deferred income taxes	5,843	4,947
Other assets	623	644
Total assets	$231,811	$242,096
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$7,384	$10,510
Accrued payroll	13,018	15,903
Accrued expenses	8,687	11,203
Deferred revenue	36,579	42,596
Other current liabilities	8,100	8,313
Total current liabilities	73,768	88,525
Long-term debt	43,000	50,000
Deferred rent	22,406	21,993
Unearned franchise fees	3,034	—
Other liabilities	2,014	2,074
Total liabilities	144,222	162,592
Commitments and contingencies (Note 11)	—	—

Common stock, par value $.01 per share; 100,000,000 shares authorized, 29,789,715 shares issued and outstanding at April 1, 2018, 29,645,790 shares issued and outstanding at December 31, 2017	298	296
Additional paid-in capital	77,169	77,017
Retained earnings	10,122	2,191
Treasury stock, at cost; 71,950 shares at April 1, 2018 and December 31, 2017	—	—
Total shareholders' equity	87,589	79,504
Total liabilities and shareholders' equity	$231,811	$242,096

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended
	April 1,	March 26,
	2018	2017

Revenues:
Restaurant sales	$110,364	$99,455
Franchise income	4,417	4,390
Other operating income	1,745	1,693

Total revenues	116,526	105,538

Costs and expenses:
Food and beverage costs	31,405	28,579
Restaurant operating expenses	51,679	45,447
Marketing and advertising	3,477	2,446
General and administrative costs	8,976	8,137
Depreciation and amortization expenses	4,461	3,505
Pre-opening costs	140	1,179

Total costs and expenses	100,138	89,293

Operating income	16,388	16,245

Other income (expense):
Interest expense, net	(380)	(179)
Other	12	24

Income from continuing operations before income tax expense	16,020	16,090
Income tax expense	2,384	5,005

Income from continuing operations	13,636	11,085
Income (loss) from discontinued operations, net of income taxes	10	(37)

Net income	$13,646	$11,048

Basic earnings per common share:
Continuing operations	$0.46	$0.36
Discontinued operations	—	—
Basic earnings per share	$0.46	$0.36

Diluted earnings per common share:
Continuing operations	$0.45	$0.35
Discontinued operations	—	—
Diluted earnings per share	$0.45	$0.35

Shares used in computing earnings per common share:
Basic	29,689,870	30,575,224
Diluted	30,384,180	31,253,186

Cash dividends declared per common share	$0.11	$0.09

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

(Amounts in thousands)

			Additional	Retained Earnings
	Common Stock		Paid-in	(Accumulated	Treasury Stock		Shareholders'
	Shares	Value	Capital	Deficit)	Shares	Value	Equity
Balance at December 31, 2017	29,646	$296	$77,017	$2,191	72	$—	$79,504
Net income	—	—	—	13,646	—	—	13,646
Cash dividends	—	—	—	(3,390)	—	—	(3,390)
Shares issued under stock compensation plan net of shares withheld for tax effects	146	2	(1,689)	—	—	—	(1,687)
Stock-based compensation	—	—	1,841	—	—	—	1,841
Cumulative effect of a change in accounting principle (Note 2)	—	—	—	(2,324)	—	—	(2,324)
Balance at April 1, 2018	29,792	$298	$77,169	$10,122	72	$—	$87,589

Balance at December 25, 2016	30,549	$305	$95,266	$(16,562)	72	$—	$79,009
Net income	—	—	—	11,048	—	—	11,048
Cash dividends	—	—	—	(2,862)	—	—	(2,862)
Shares issued under stock compensation plan net of shares withheld for tax effects	137	2	(999)	—	—	—	(997)
Stock-based compensation	—	—	1,558	—	—	—	1,558
Balance at March 26, 2017	30,686	$307	$95,825	$(8,376)	72	$—	$87,756

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	13 Weeks Ended
	April 1,	March 26,
	2018	2017
Cash flows from operating activities:
Net income	$13,646	$11,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,461	3,505
Deferred income taxes	(150)	542
Non-cash interest expense	21	56
Debt issuance costs written-off	—	16
Amortization of below market lease	20	—
Stock-based compensation expense	1,841	1,558
Changes in operating assets and liabilities:
Accounts receivable	8,500	10,991
Inventories	320	(173)
Prepaid expenses and other	204	244
Other assets	—	328
Accounts payable and accrued expenses	(8,771)	(3,992)
Deferred revenue	(6,055)	(6,750)
Deferred rent	355	232
Other liabilities	1,307	4,098
Net cash provided by operating activities	15,699	21,703
Cash flows from investing activities:
Acquisition of property and equipment	(5,505)	(7,170)
Net cash used in investing activities	(5,505)	(7,170)
Cash flows from financing activities:
Principal borrowings on long-term debt	2,000	8,000
Principal repayments on long-term debt	(9,000)	(19,000)
Cash dividend payments	(3,390)	(2,862)
Tax payments from the vesting of restricted stock and option exercises	(1,696)	(1,055)
Proceeds from the exercise of stock options	9	57
Deferred financing costs	—	(413)
Net cash used in financing activities	(12,077)	(15,273)
Net decrease in cash and cash equivalents	(1,883)	(740)
Cash and cash equivalents at beginning of period	4,051	3,788
Cash and cash equivalents at end of period	$2,168	$3,048
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$375	$141
Income taxes	$971	$195
Noncash investing and financing activities:
Accrued acquisition of property and equipment	$1,278	$1,962

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the Company) as of April 1, 2018 and December 31, 2017 and for the thirteen week periods ended April 1, 2018 and March 26, 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The condensed consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of April 1, 2018, there were 153 Ruth’s Chris Steak House restaurants, including 77 Company-owned restaurants, two restaurants operating under contractual agreements and 74 franchisee-owned restaurants, including 20 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Panama, Singapore and Taiwan. All Company-owned restaurants are located in the United States.  The Company terminated the franchise agreement of one of the international franchisee-owned Ruth’s Chris Steak House restaurants in the first quarter of fiscal year 2018.  A franchisee-owned Ruth’s Chris Steak House restaurant was closed permanently in Ridgeland, MS in March 2018.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended April 1, 2018 and March 26, 2017 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the SEC’s rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended April 1, 2018 and March 26, 2017 each contained thirteen weeks and are referred to herein as the first quarter of fiscal year 2018 and the first quarter of fiscal year 2017, respectively. Fiscal year 2018 is a 52-week year.  Fiscal year 2017 was a 53-week year.

Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the periods to prepare these condensed consolidated financial statements in conformity with GAAP. Significant items subject to such estimates and assumptions include the carrying amounts of property and equipment, goodwill, franchise rights, and obligations related to gift cards, incentive compensation, workers’ compensation and medical insurance. Actual results could differ from those estimates.

Recent Adopted Accounting Standard

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and replaces most existing revenue recognition guidance in GAAP.  The Company adopted this new revenue recognition standard on January 1, 2018.  See Note 2 for further information about our transition to this new revenue recognition standard.

Recent Accounting Pronouncements for Future Application

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

(2) Revenue

The Company adopted FASB Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606) with an initial date of application of January 1, 2018.  As a result, the Company has changed its accounting policy for revenue recognition.  The Company applied Topic 606 using the cumulative effect method to contracts that were not completed at January 1, 2018, which resulted in the recognition of the cumulative effect of initially adopting Topic 606 as an adjustment to the opening balance of shareholders’ equity at January 1, 2018.  Therefore, the comparative information has not been adjusted and continues to be reported under the Company’s revenue recognition policy in effect prior to the adoption of Topic 606.  The Company adopted Topic 606 using the practical expedient in paragraph 606-10-65-1(f)(4), under which the Company aggregated all contract modifications that occurred before January 1, 2018 to identify the satisfied and unsatisfied performance obligations; determine the transaction price, and allocate the transaction price to the satisfied and unsatisfied performance obligations.  The details of the significant changes as a result of adopting Topic 606 are provided below.

Franchise Income.  Prior to the adoption of Topic 606, the Company recognized franchise development and opening fees when a franchisee-owned restaurant opened.  Under Topic 606, the Company now recognizes franchise development and opening specific fees over the life of the applicable franchise agreements.  The Company increased its deferred revenue liability by $3.1 million, increased its deferred tax assets by $746 thousand and decreased the opening balance of shareholders’ equity by $2.3 million for previously recognized franchise development and opening fees that will now be recognized over the life of the applicable franchise agreements.  The $3.1 million increase in deferred revenue is included in the following lines of the consolidated balance sheet:  $3.0 million in unearned franchise fees and $36 thousand in deferred revenue.  The adoption of Topic 606 also impacts the classification of advertising contributions from franchisees.  Prior to the adoption of Topic 606, the Company recorded advertising contributions from franchisees as a liability against which specific marketing and advertising costs were charged, which reduced the Company’s marketing expense on the consolidated statements of income.  Under Topic 606, advertising contributions from franchisees are classified as franchise income on the consolidated statements of income in fiscal year 2018.  The Company recognized $381 thousand of advertising contributions from franchisees in the first quarter of fiscal year 2018.  Because of the offsetting adjustments, the reclassification of advertising contributions from franchisees will have no impact to the Company’s net income for fiscal year 2018.

Gift Cards.  Under Topic 606, the Company now reclassifies certain discounts recognized on the sale of gift cards, historically recognized as marketing expense, as a reduction to restaurant sales on the consolidated statements of income.  The reclassification of discounts recognized on the sale of gift cards from marketing expense to restaurant sales on the consolidated statements of income totaled $226 thousand in the first quarter of fiscal year 2018.  Because of the offsetting adjustments, the reclassification of discounts recognized on the sale of gift cards will have no impact to the Company’s net income for fiscal year 2018.

Impacts on Financial Statements

The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements for the first quarter of fiscal year 2018.

	As Reported	Adjustments	Balances without adoption of Topic 606
Assets
Current assets:
Cash and cash equivalents	$2,168	$—	$2,168
Accounts receivable, less allowance for doubtful accounts 2018 - $392; 2017 - $361	13,127	—	13,127
Inventory	8,368	—	8,368
Prepaid expenses and other	2,476	—	2,476
Total current assets	26,139	—	26,139
Property and equipment, net of accumulated depreciation 2018 - $148,338; 2017 - $144,373	112,474	—	112,474
Goodwill	36,522	—	36,522
Franchise rights, net of accumulated amortization 2018 - $858; 2017 - $396	46,360	—	46,360
Other intangibles, net of accumulated amortization 2018 - $1,235; 2017 - $1,181	3,850	—	3,850
Deferred income taxes	5,843	(746)	5,097
Other assets	623	—	623
Total assets	$231,811	$(746)	$231,065
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$7,384	$—	$7,384
Accrued payroll	13,018	—	13,018
Accrued expenses	8,687	—	8,687
Deferred revenue	36,579	(36)	36,543
Other current liabilities	8,100	—	8,100
Total current liabilities	73,768	(36)	73,732
Long-term debt	43,000	—	43,000
Deferred rent	22,406	—	22,406
Unearned franchise fees	3,034	(3,034)	—
Other liabilities	2,014	—	2,014
Total liabilities	144,222	(3,070)	141,152
Commitments and contingencies	—	—	—
Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 29,789,715 shares issued and outstanding at April 1, 2018, 30,549,283 shares issued and outstanding at December 31, 2017	298	—	298
Additional paid-in capital	77,169	—	77,169
Retained earnings	10,122	2,324	12,446
Treasury stock, at cost; 71,950 shares at April 1, 2018 and December 31, 2017	—	—	—
Total shareholders' equity	87,589	2,324	89,913

Total liabilities and shareholders' equity	$231,811	$(746)	$231,065

				Balances without
	As Reported	Adjustments		adoption of Topic 606
Revenues:
Restaurant sales	$110,364	$226	(1)	$110,590
Franchise income	4,417	(439)	(2)	3,978
Other operating income	1,745	—		1,745

Total revenues	116,526	(213)		116,313

Costs and expenses:
Food and beverage costs	31,405	—		31,405
Restaurant operating expenses	51,679	—		51,679
Marketing and advertising	3,477	(155)	(3)	3,322
General and administrative costs	8,976	—		8,976
Depreciation and amortization expenses	4,461	—		4,461
Pre-opening costs	140	—		140
Total costs and expenses	100,138	(155)		99,983

Operating income	16,388	(58)		16,330

Other income (expense):
Interest expense, net	(380)	—		(380)
Other	12	—		12

Income from continuing operations before income tax expense	16,020	(58)		15,962
Income tax expense	2,384	(14)	(4)	2,370

Income from continuing operations	13,636	(44)		13,592
Income (loss) from discontinued operations, net of income taxes	10	—		10

Net income	$13,646	$(44)		$13,602
(1)

The reclassification of discounts recognized on the sale of gift cards from marketing expense to restaurant sales on the consolidated statements of income totaled $226 thousand in the first quarter of fiscal year 2018.

(2)	The Company recognized $381 thousand of advertising contributions from franchisees in the first quarter of fiscal year 2018 and $58 thousand of franchise development and opening fees.
(3)

The Company recognized $381 thousand of advertising contributions from franchisees in the first quarter of fiscal year 2018 which prior to the adoption of Topic 606 were recognized as a reduction to marketing and advertising expense.  Discounts recognized on the sale of gift cards were reclassified from marketing expense to restaurant sales on the consolidated statements of income, which totaled $226 thousand in the first quarter of fiscal year 2018.

(4)	Income tax expense related to the pre-tax income impact of the adjustments is calculated using the Company’s marginal federal and state income tax rates.

	As Reported	Adjustments	Balances without adoption of Topic 606
Cash flows from operating activities:
Net income	$13,646	$(44)	$13,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,461	—	4,461
Deferred income taxes	(150)	—	(150)
Non-cash interest expense	21	—	21
Debt issuance costs written-off	—	—	—
Amortization of below market lease	20	—	20
Stock-based compensation expense	1,841	—	1,841
Changes in operating assets and liabilities:
Accounts receivable	8,500	—	8,500
Inventories	320	—	320
Prepaid expenses and other	204	—	204
Other assets	—	—	—
Accounts payable and accrued expenses	(8,771)	—	(8,771)
Deferred revenue	(6,055)	58	(5,997)
Deferred rent	355	—	355
Other liabilities	1,307	(14)	1,293
Net cash provided by operating activities	15,699	—	15,699

Net cash used in investing activities	(5,505)	—	(5,505)

Net cash used in financing activities	(12,077)	—	(12,077)

Net increase in cash and cash equivalents	$(1,883)	—	$(1,883)

Summary of significant revenue policies

Restaurant Sales. Restaurant sales consist of food and beverage sales by Company-owned restaurants. Revenue from restaurant sales is recognized when food and beverage products are sold.  Restaurant sales are presented net of sales taxes and discounts. Gratuities remitted by customers for the benefit of restaurant staff are not included in either revenues or operating expenses. Restaurant sales are primarily influenced by total operating weeks in the relevant period and comparable restaurant sales growth. Total operating weeks is the total number of Company-owned restaurants multiplied by the number of weeks each is in operation during the relevant period. Comparable restaurant sales growth reflects the change in year-over-year or quarter-over-quarter, as applicable, sales for the comparable restaurants. The Company defines comparable restaurants to be those Company-owned restaurants in operation for not less than eighteen months prior to the beginning of the fiscal year.

Franchise Income. Franchise income includes (1) royalty income and (2) franchise and development fees charged to franchisees. Franchise royalties consist of 5.0% of adjusted gross sales from each franchisee-owned restaurant. In addition, our more recent franchise agreements require up to a 1.0% of adjusted gross sales advertising fee to be paid by the franchisee, which is applied to national advertising expenditures.  Effective in fiscal year 2018, both the 5.0% royalty and the sales based advertising fees are included in franchise income on the consolidated statements of income.  Prior to the adoption of Topic 606, the Company recorded advertising contributions from franchisees as a liability against which specific marketing and advertising costs were charged, which reduced the Company’s marketing expense on the consolidated statements of income.  Effective with fiscal year 2018, the Company recognizes franchise development and opening specific fees over the life of the applicable franchise agreements.  Prior to the adoption of Topic 606, the Company recognized franchise development and opening fees when a franchisee-owned restaurant opened.

Other Operating Income. Other operating income consists primarily of breakage income associated with gift cards, and also includes fees earned from management agreements, banquet-related guarantee and services revenue and other incidental guest fees.  The Company’s accounting method for recognizing gift card breakage revenue is the redemption method.  Under the redemption method, gift card breakage revenue is recognized and the gift card liability is derecognized for unredeemed gift cards in proportion to actual gift card redemptions based on historical breakage rates.

Deferred Revenue. Deferred revenue primarily includes (1) the Company’s liability for gift cards that have been sold but not yet redeemed and (2) the Company’s liability for franchise development and opening fees that will be recognized over the life of the applicable franchise agreements. When gift cards are redeemed (typically within five years), the Company recognizes restaurant sales and reduces the deferred revenue liability.  A portion of gift cards redeemed are used by customers to pay for sales taxes and gratuities, neither of which results in Company restaurant sales.  Company issued gift cards redeemed at franchisee-owned restaurants result in royalty based franchise income and reduce the deferred revenue liability.  The expected redemption value of gift cards represents the full consideration received for all gift cards issued less the amount the Company has recognized as other operating income for gift cards that are not expected to be redeemed (gift card breakage).

In the following tables, the Company’s revenue is disaggregated by major component for each category on the consolidated statements of income.

13 Weeks Ended April 1, 2018:	Domestic	International	Total Revenue
Restaurant sales	$110,364	$—	$110,364
Franchise income	3,703	714	4,417
Other operating income	1,745	—	1,745
Total revenue	$115,812	$714	$116,526

13 Weeks Ended March 26, 2017:	Domestic	International	Total Revenue
Restaurant sales	$99,455	$—	$99,455
Franchise income	3,636	754	4,390
Other operating income	1,693	—	1,693
Total revenue	$104,784	$754	$105,538

The following table provides information about receivables and deferred revenue liabilities from contracts with customers (in thousands).

	April 1,	December 31,
	2018	2017
Accounts receivable, less allowance for doubtful accounts 2018 - $392; 2017 - $361	$12,001	$21,130
Deferred revenue	$36,579	$42,596
Unearned franchise fees	$3,034	$—

Significant changes in the deferred revenue balance during the period are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 31, 2017	$42,596	$—
Increase due to the cumulative effect of adopting Topic 606	36	3,034
Decreases in the beginning balance from gift card redemptions	(11,580)	—
Increases due to proceeds received, excluding amounts recognized during the period	5,379	—
Other	148	—
Balance at April 1, 2018	$36,579	$3,034

The projected recognition of revenue related to deferred franchise development and opening fees is as follows (in thousands).

	Balance as of	Fiscal Year	Fiscal Year	Fiscal Years	More Than
	January 1, 2018	2018	2019	2020-2022	5 Years
Franchise development and opening fees	$3,320	$228	$228	$685	$2,179

(3) Hawaii Acquisition

On December 12, 2017 the Company completed the acquisition of substantially all of the assets of six franchisee-owned Ruth’s Chris Steak House restaurants located in Hawaii (the “Hawaiian Restaurants”) for a cash purchase price of $35.4 million.  The acquisition was funded with borrowings under the Company’s senior credit facility.

The assets and liabilities of the Hawaiian Restaurants were recorded at their respective fair values as of the date of the acquisition.  The fair values recorded for the assets of the Hawaiian Restaurants, including working capital, restaurant related fixed assets, leasehold improvements, franchise rights and goodwill, are based on preliminary valuations and are subject to adjustments as additional information is obtained.  The Company is in the process of confirming the fair values using a combination of internal analysis and third party valuations.  Once the process is complete, any adjustments to fair value of assets acquired or liabilities assumed may also result in adjustments to goodwill.  The preliminary allocation of the purchase price did not change during the first thirteen weeks of fiscal year 2018.

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

As a result of the acquisition and related integration efforts, we incurred expenses of approximately $452 thousand during the first thirteen weeks of fiscal year 2018, which are included in general and administrative expenses in the Company’s consolidated statements of income.

(4) Long-term Debt

Long-term debt consists of the following (in thousands):

	April 1,	December 31,
	2018	2017
Senior Credit Facility:
Revolving credit facility	$43,000	$50,000
Less current maturities	—	—
	$43,000	$50,000

As of April 1, 2018, the Company had $43.0 million of outstanding indebtedness under its senior credit facility with approximately $42.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. As of April 1, 2018, the weighted average interest rate on the Company’s outstanding debt was 3.3% and the weighted average interest rate on its outstanding letters of credit was 1.6%.  In addition, the fee on the Company’s senior credit facility was 0.2%.

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

(5) Shareholders’ Equity

In October 2017, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $60 million of outstanding common stock from time to time.  The new share repurchase program replaces the previous share repurchase program announced in April 2016, which was terminated.  During the first thirteen weeks of fiscal year 2018, no shares were repurchased.  As of April 1, 2018, $50.7 million remained available for future purchases under the new share repurchase program.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2018
February 21, 2018	$0.11	March 8, 2018	$3,390	March 22, 2018

Fiscal Year 2017
February 17, 2017	$0.09	February 23, 2017	$2,862	March 9, 2017

Subsequent to the end of the first quarter of fiscal year 2018, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.11 per common and restricted share, or approximately $3.4 million in the aggregate based on the number of shares currently outstanding, payable on June 7, 2018 to stockholders of record as of the close of business on May 24, 2018.

Outstanding unvested restricted stock is not included in common stock outstanding amounts. Restricted stock outstanding as of April 1, 2018 aggregated 1,149,693 shares.

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of April 1, 2018 and December 31, 2017 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

The Company did not have any non-financial assets measured at fair value on a non-recurring basis as of April 1, 2018.  The Company’s non-financial assets measured at fair value on a non-recurring basis as of December 31, 2017 were as follows:

	Fair Value as of December 31, 2017	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment
Long-lived assets held for sale	$—	$—	$—	$3,904

(7) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment. The Company does not rely on any major customers as a source of revenue. The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of April 1, 2018, (i) the Company-owned steakhouse restaurant segment included 77 Ruth’s Chris Steak House restaurants and two Ruth’s Chris Steak House restaurants operating under contractual agreements and (ii) the franchise operations segment included 74 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the Company-owned steakhouse segment for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment.

Segment information related to the Company’s two reportable business segments follows (in thousands):

	13 Weeks Ended
	April 1,	March 26,
	2018	2017
Revenues:
Company-owned steakhouse restaurants	$111,203	$100,174
Franchise operations	4,417	4,390
Unallocated other revenue and revenue discounts	906	974
Total revenues	$116,526	$105,538

Segment profits:
Company-owned steakhouse restaurants	$28,119	$26,148
Franchise operations	4,417	4,390
Total segment profit	32,536	30,538

Unallocated operating income	906	974
Marketing and advertising expenses	(3,477)	(2,446)
General and administrative costs	(8,976)	(8,137)
Depreciation and amortization expenses	(4,461)	(3,505)
Pre-opening costs	(140)	(1,179)
Interest expense, net	(380)	(179)
Other income	12	24
Income from continuing operations before income tax expense	$16,020	$16,090

Capital expenditures:
Company-owned steakhouse restaurants	$4,879	$6,873
Corporate assets	626	297
Total capital expenditures	$5,505	$7,170

	April 1,	December 31,
	2018	2017
Total assets:
Company-owned steakhouse restaurants	$220,545	$223,354
Franchise operations	2,401	3,021
Corporate assets - unallocated	3,022	10,774
Deferred income taxes - unallocated	5,843	4,947
Total assets	$231,811	$242,096

(8) Stock-Based Employee Compensation

Under the Amended and Restated 2005 Equity Incentive Plan, at April 1, 2018, there were 12,190 shares of common stock issuable upon exercise of currently outstanding options, 1,149,693 currently outstanding unvested restricted stock awards and 1,702,377 shares available for future grants. During the first thirteen weeks of fiscal year 2018, the Company issued 173,160 restricted stock awards to directors, officers and other employees of the Company. Of the 173,160 restricted stock awards issued during the first thirteen weeks of fiscal year 2018, 27,576 shares will vest in fiscal year 2019, 84,508 shares will vest in fiscal year 2020, 46,276 shares will vest in fiscal year 2021, and 14,800 will vest in 2023.  Total stock compensation expense recognized during the first thirteen weeks of fiscal years 2018 and 2017 was $1.8 million and $1.6 million, respectively.

(9) Income Taxes

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	13 Weeks Ended
	April 1,	March 26,
	2018	2017
Income tax expense at statutory rates	21.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	3.2%	3.0%
Federal employment tax credits	(9.2%)	(6.8%)
Other	(0.1%)	(0.1%)
Effective tax rate	14.9%	31.1%

The Tax Cuts and Jobs Act (the “2017 Tax Act”), signed into law on December 22, 2017, significantly revised several aspects of U.S. tax law. Effective January 1, 2018, the 2017 Tax Act reduced the statutory corporate tax rate from 35% to 21%. The reduction in the statutory corporate tax rate is the principal driver for the decrease to the Company’s continuing operations quarterly effective tax rate illustrated above.

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

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and many state jurisdictions, respectively.  With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations for years before 2013.

(10) Earnings Per Share

The following table sets forth the computation of earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended
	April 1,	March 26,
	2018	2017
Income from continuing operations	$13,636	$11,085
Income (loss) from discontinued operations, net of income taxes	10	(37)
Net income	$13,646	$11,048
Shares:
Weighted average number of common shares outstanding - basic	29,689,870	30,575,224
Weighted average number of common shares outstanding - diluted	30,384,180	31,253,186

Basic earnings (loss) per common share:
Continuing operations	$0.46	$0.36
Discontinued operations	—	—
Basic earnings per common share	$0.46	$0.36

Diluted earnings (loss) per common share:
Continuing operations	$0.45	$0.35
Discontinued operations	-	—
Diluted earnings per common share	$0.45	$0.35

Diluted earnings per share for the first quarter of fiscal year 2018 excludes restricted shares of 1,185 which were outstanding during the period but were anti-dilutive and had a weighted average exercise price of $0 per share.  Diluted earnings per share for the first quarter of fiscal year 2017 excludes stock options and restricted shares of 4,641 which were outstanding during the period but were anti-dilutive and had a weighted average exercise price of $19.51.

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

The Company sold eighteen Mitchell’s Fish Markets and three Mitchell’s/Cameron’s Steakhouse restaurants (Mitchell’s Restaurants) on January 21, 2015 to Landry’s Inc. and Mitchell’s Entertainment, Inc., an affiliate of Landry’s Inc. (together with Landry’s Inc., Landry’s).  The Company guaranteed Landry’s lease obligations aggregating $28.9 million under seven of the Mitchell’s Restaurant’s leases.  The Company did not record a financial accounting liability for the lease guarantees, because the likelihood of Landry’s defaulting on the lease agreements was deemed to be remote.  Landry’s also indemnified the Company in the event of a default under any of the leases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “targeting,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals, including with respect to new restaurant openings, capital expenditures, and the impact of healthcare inflation, recent accounting pronouncements and tax reform legislation, also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to income taxes, unclaimed property, Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; a material failure, interruption or security breach of the Company’s information technology network; the Company’s indemnification obligations in connection with its sale of the Mitchell’s Restaurants; the inability to successfully integrate the Hawaiian Restaurants into the Company’s business operations; the Company’s ability to protect its name and logo and other proprietary information; an impairment in the financial statement carrying value of our goodwill, other intangible assets or property; the impact of litigation; the restrictions imposed by the Company’s Credit Agreement; and changes in, or the discontinuation of, the Company’s quarterly cash dividend payments or share repurchase program. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have not occurred.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us,” “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries.

Overview

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of April 1, 2018, there were 153 Ruth’s Chris Steak House restaurants, including 77 Company-owned restaurants, two restaurants operating under contractual agreements and 74 franchisee-owned restaurants.

The Ruth’s Chris menu features a broad selection of USDA Prime- and other high quality steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling” and topped with butter—complemented by other traditional menu items inspired by our New Orleans heritage. The Ruth’s Chris restaurants reflect over 50 years committed to the core values instilled by our founder, Ruth Fertel, of caring for our guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere.

All Company-owned Ruth’s Chris Steak House restaurants are located in the United States. The franchisee-owned Ruth’s Chris Steak House restaurants include 20 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Panama, Singapore and Taiwan.  The Company terminated the franchise agreement of one of the international franchisee-owned Ruth’s Chris Steak House restaurants in the first quarter of fiscal year 2018.  A franchisee-owned Ruth’s Chris Steak House restaurant was closed permanently in Ridgeland, MS in March 2018.

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

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 provides additional information about our business, operations and financial condition.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of total revenues for the periods indicated, except as otherwise noted. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	13 Weeks Ended
	April 1,	March 26,
	2018	2017
Revenues:
Restaurant sales	94.7%	94.2%
Franchise income	3.8%	4.2%
Other operating income	1.5%	1.6%
Total revenues	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	28.5%	28.7%
Restaurant operating expenses (percentage of restaurant sales)	46.8%	45.7%
Marketing and advertising	3.0%	2.3%
General and administrative costs	7.7%	7.7%
Depreciation and amortization expenses	3.8%	3.3%
Pre-opening costs	0.1%	1.1%
Total costs and expenses	85.9%	84.6%
Operating income	14.1%	15.4%

Other income (expense):
Interest expense, net	(0.4%)	(0.2%)
Other	0.0%	0.0%
Income from continuing operations before income tax expense	13.7%	15.2%
Income tax expense	2.0%	4.7%
Income from continuing operations	11.7%	10.5%
Loss from discontinued operations, net of income taxes	0.0%	(0.0%)
Net income	11.7%	10.5%

First Quarter Ended April 1, 2018 (13 Weeks) Compared to First Quarter Ended March 26, 2017 (13 Weeks)

Overview. Operating income increased by $143 thousand, or 0.9%, to $16.4 million for the first quarter of fiscal year 2018 from the first quarter of fiscal year 2017. Operating income for the first quarter of fiscal year 2018 was favorably impacted by a $10.9 million increase in restaurant sales and a $1.0 million reduction in pre-opening expenses offset by a $6.2 million increase in restaurant operating expenses, a $2.8 million increase in food and beverage costs, a $1.0 million increase in marketing and advertising expense, a $1.0 million increase in depreciation and amortization and a $839 thousand increase in general and administrative costs. Income from continuing operations and net income increased from the first quarter of fiscal year 2017 by $2.6 million to $13.6 million, primarily due to the impact of a lower effective income tax rate.

Segment Profits. Segment profitability information is presented in Note 7 to the condensed consolidated financial statements. Not all operating expenses are allocated to operating segments.  The Ruth’s Chris Steak House Company-owned restaurants, which are all located in the United States, are managed as an operating segment. The Ruth’s Chris concept operates within the full-service dining industry, providing similar products to similar customers. The franchise operations are reported as a separate operating segment. Segment profits for the first quarter of fiscal year 2018 for the Company-owned steakhouse restaurant segment increased by $2.0 million to $28.1 million from the first quarter of fiscal year 2017. The increase was driven primarily by a $10.9 million increase in restaurant sales offset by a $6.2 million increase in restaurant operating expenses and a $2.8 million increase in food and beverage costs.  The Company-owned steakhouse restaurant segment profit margin in the first thirteen weeks of fiscal year 2018 was negatively impacted by the reduction in revenue due to the shift in the calendar for the 53rd week in fiscal year 2017 without a corresponding reduction in fixed expenses.  Franchise income for the first quarter of fiscal year 2018 is consistent with the first quarter of fiscal year 2017.

Restaurant Sales.  Restaurant sales increased by $10.9 million, or 11.0%, to $110.4 million in the first quarter of fiscal year 2018 from the first quarter of fiscal year 2017.  The increase was driven by a $12.3 million increase in restaurant sales from new restaurants, including the acquired Hawaii Restaurants, partially offset by a 1.1% decrease in Company-owned comparable restaurant sales.

The Company’s first quarter of fiscal year 2018 was impacted by two key calendar shifts.

•

The first quarter of fiscal year 2018, which began one week later than the first quarter of fiscal year 2017, did not include restaurant sales from the last week of December.  As a result, restaurant sales in the first quarter of fiscal year 2018 were negatively impacted by approximately $3.0 million, and comparable sales were negatively impacted by approximately 300 basis points.

•

The calendar shift of the Easter holiday from the second quarter of fiscal year 2017 into the first quarter of fiscal year 2018 positively impacted comparable restaurant sales by approximately 70 basis points.

Adjusting for the timing of these calendar shifts, Company-owned comparable restaurant sales increased 1.1% in the first quarter of fiscal year 2018. Traffic, as measured by entrées, increased 0.1% and average check increased 1.0%, which reflects both menu price increases and changes in customer preference.

Franchise Income. Franchise income in the first quarter of fiscal year 2018 is consistent with the first quarter of fiscal year 2017.  The acquisition of the Hawaii Restaurants decreased sales based royalty income by $446 thousand.  This was offset by the reclassification of franchisee advertising fees of $381 thousand from marketing and advertising expense to franchise income and the recognition of $58 thousand in franchise development and site specific fees in accordance with Topic 606.

Other Operating Income. Other operating income increased $52 thousand in the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017.  The increase in other operating income was primarily due to an increase of $84 thousand in income from restaurants operating under contractual agreements.

Food and Beverage Costs. Food and beverage costs increased $2.8 million in the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017. As a percentage of restaurant sales, food and beverage costs decreased to 28.5% in the first quarter of fiscal year 2018 from 28.7% in the first quarter of fiscal year 2017. The decrease in food and beverage costs as a percentage of restaurant sales was primarily due to an increase in average check of 1.0%, offset partially by 2.4% inflation in beef.

Restaurant Operating Expenses. Restaurant operating expenses increased $6.2 million, or 13.7%, to $51.7 million in the first quarter of fiscal year 2018 from the first quarter of fiscal year 2017.  Restaurant operating expenses, as a percentage of restaurant sales, increased to 46.8% in the first quarter of fiscal year 2018 from 45.7% in the first quarter of fiscal year 2017.  The increase in restaurant operating expenses as a percentage of restaurant sales was primarily due an increase in occupancy related expenses.

Marketing and Advertising. Marketing and advertising expenses increased $1.0 million to $3.5 million in the first quarter of fiscal year 2018 from the first quarter of fiscal year 2017. The increase in marketing and advertising expenses in the first quarter of fiscal year 2018 was primarily attributable to a planned increase in advertising spending in addition to the reclassification of $414 thousand in certain administrative support costs that have been historically charged to general and administrative costs.

General and Administrative Costs. General and administrative costs increased $839 thousand to $9.0 million in the first quarter of fiscal year 2018 from the first quarter of fiscal year 2017. The increase in general and administrative costs was primarily attributable to $452 thousand in Hawaii Restaurants acquisition costs, an increase of $538 thousand in compensation costs, partially offset by a $414 thousand reduction in certain administrative support costs that were reclassified to marketing and advertising.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $1.0 million to $4.5 million in the first quarter of fiscal year 2018 from the first quarter of fiscal year 2017 primarily due to depreciation on new restaurant and remodel assets placed in service within the last twelve months including $663 thousand of depreciation and amortization related to the Hawaii Restaurants acquisition.

Pre-opening Costs. Pre-opening costs were $140 thousand in the first quarter of fiscal year 2018 primarily due to the planned opening of a Ruth’s Chris Steak House Restaurant in Jersey City, NJ expected to open in the third quarter of 2018. Pre-opening costs were $1.2 million in the first quarter of fiscal year 2017 primarily due to the openings of two Ruth’s Chris Steak House Restaurants in Waltham, MA and Cleveland, OH which opened in the first quarter of fiscal year 2017.

Interest Expense. Interest expense increased $201 thousand to $380 thousand in the first quarter of fiscal year 2018 from the first quarter of fiscal year 2017 primarily due to higher average debt balances during the first quarter of fiscal year 2018 compared to the first quarter of 2017.

Other Income and Expense. During the first quarter of fiscal year 2018, we recognized other income of $12 thousand.  During the first quarter of fiscal year 2017 we recognized other expense of $24 thousand.

Income Tax Expense. During the first quarter of fiscal year 2018, we recognized income tax expense of $2.4 million. During the first quarter of fiscal year 2017, we recognized income tax expense of $5.0 million. The effective tax rate, including the impact of discrete items, decreased to 14.9% for the first quarter of fiscal year 2018 compared to 31.1% for the first quarter of fiscal year 2017.  The effective tax rate decreased in the first quarter of fiscal year 2018 primarily due to the 2017 Tax  Act which was signed into law on December 22, 2017.  The 2017 Tax Act significantly revised U.S. tax law, and included many changes that impacted the Company, most notably a reduction of the statutory corporate tax rate from 35% to 21%.  Fiscal year 2018 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2018 to differ from the effective tax rate for the first quarter of fiscal year 2018.

Income from Continuing Operations. Income from continuing operations of $13.6 million in the first quarter of fiscal year 2018 increased by $2.6 million compared to the first quarter of fiscal year 2017 due to the factors noted above.

Income or Loss from Discontinued Operations, net of income taxes.  Income from discontinued operations, net of income taxes, for the first quarter of fiscal year 2018 was $10 thousand compared to a loss of $37 thousand during the first quarter of fiscal year 2017.

Net Income. Net income was $13.6 million in the first quarter of fiscal year 2018 and increased by $2.6 million compared to $11.0 million in the first quarter of fiscal year 2017. The increase was largely attributable to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal sources of cash during the first thirteen weeks of 2018 were net cash provided by operating activities and borrowings under our senior credit facility. Our principal uses of cash during the first thirteen weeks of 2018 were for capital expenditures, principal repayments under our senior credit facility and dividend payments. Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our statement of cash flows.

In October 2017, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $60 million of outstanding common stock from time to time.  The new share repurchase program replaces the previous share repurchase program announced in April 2016, which was terminated.  During the first thirteen weeks of fiscal year 2018, we did not repurchase any shares under the program.  As of April 1, 2018, $50.7 million remained available for future repurchases under the share repurchase program.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. We paid a quarterly cash dividend of $0.11 per share, or $3.4 million in the aggregate, during the first quarter of fiscal year 2018. On May 4, 2018, we announced that our Board of Directors declared a quarterly cash dividend of $0.11 per share, or $3.4 million in the aggregate, to be paid on June 7, 2018 to common and restricted stockholders of record as of the close of business on May 24, 2018. Future dividends will be subject to the approval of our Board of Directors.

We believe that our borrowing ability under our senior credit facility coupled with our anticipated cash flow from operations should provide us with adequate liquidity for the next 12 months.

Senior Credit Facility

As of April 1, 2018, we had $43.0 million of outstanding indebtedness under our senior credit facility with approximately $42.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. As of April 1, 2018, the weighted average interest rate on our outstanding debt was 3.3% and the weighted average interest rate on our outstanding letters of credit was 1.6%.  In addition, the fee on the unused portion of our senior credit facility was 0.2%.

On February 2, 2017, we entered into a credit agreement with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (the Credit Agreement) governing a new senior credit facility that replaced our prior credit facility. The Credit Agreement provides for a revolving credit facility of $90.0 million with a $5.0 million subfacility for letters of credit and a $5.0 million subfacility for swingline loans.  Subject to the satisfaction of certain conditions and lender consent, the revolving credit facility may be increased up to a maximum of $150.0 million.  The Credit Agreement has a maturity date of February 2, 2022.  At our option, revolving loans may bear interest at (i) LIBOR, plus an applicable margin or (ii) the highest of (a) the rate publicly announced by Wells Fargo as its prime rate, (b) the average published federal funds rate in effect on such day plus 0.50% and (c) one month LIBOR plus 1.00%, plus an applicable margin.  The applicable margin is based on our actual leverage ratio, ranging (a) from 1.50% to 2.25% above the applicable LIBOR rate or (b) at our option, from 0.50% to 1.25% above the applicable base rate.

The Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants requiring a minimum fixed coverage charge ratio and limiting our consolidated leverage ratio.  As of April 1, 2018, we were in compliance with all of the covenants in the Credit Agreement.  The Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company.  If any event of default occurs and is not cured within the applicable grace period, or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments under the Credit Agreement and the lenders’ commitments may be terminated. The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries (the Guarantors), and are secured by a lien on substantially all of our personal property assets other than any equity interest in current and future subsidiaries of the Company.

Under the Credit Agreement, restricted junior payments, which include cash dividend payments, repurchases of our equity securities and payments and prepayments of subordinated indebtedness, made subsequent to February 2, 2017 are limited to $100.0 million if our consolidated leverage ratio is greater than or equal to 2.00:1.00, and are not limited in amount if our consolidated leverage ratio is less than 2.00:1.00.  As of the date of this Quarterly Report on Form 10-Q, $38.7 million in junior restricted payments have been made since February 2, 2017.

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	13 Weeks Ended
	April 1,	March 26,
	2018	2017
Net cash provided by (used in):
Operating activities	$15,699	$21,703
Investing activities	(5,505)	(7,170)
Financing activities	(12,077)	(15,273)
Net decrease in cash and cash equivalents	$(1,883)	$(740)

Operating Activities. Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising, general and administrative costs and income taxes. Operating activities provided cash flow during the first thirteen weeks of both fiscal years 2018 and 2017 primarily because operating revenues exceeded cash-based expenses.

Investing Activities. Cash used in investing activities aggregated $5.5 million in the first thirteen weeks of fiscal year 2018 compared with $7.2 million cash used in the first thirteen weeks of fiscal year 2017. Investing cash outflows during the first thirteen weeks of both fiscal years 2018 and 2017 pertained primarily to capital expenditure projects.  Cash used in investing projects during the first thirteen weeks of fiscal year 2018 primarily pertained to $2.5 million for restaurant remodel and capital replacement projects and $2.1 million for new restaurants. Cash used in investing activities during the first thirteen weeks of fiscal year 2017 primarily pertained to $1.5 million for restaurant remodel and capital replacement projects and $4.6 million for new restaurants.

Financing Activities. Financing activities used cash during the first thirteen weeks of both fiscal years 2018 and 2017. During the first thirteen weeks of fiscal year 2018, we:  paid dividends of $3.4 million; decreased the debt outstanding under our senior credit facility by $7.0 million; and paid $1.7 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options. We paid the $1.7 million in taxes in connection with the vesting of restricted stock and the exercise of stock options because some recipients elected to satisfy their individual tax withholding obligations by having us withhold a number of vested shares of restricted stock and/or a number of shares otherwise issuable pursuant to stock options.   During the first thirteen weeks of fiscal year 2017, we:  decreased the debt outstanding under our senior credit facility by $11.0 million; paid dividends of $2.9 million; and paid $1.1 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options.

Off-Balance Sheet Arrangements

As of April 1, 2018, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. Other than the adoption of Topic 606 (see Note 2), there have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first thirteen weeks of fiscal year 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At April 1, 2018, the Company had $43.0 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2018 of approximately $430 thousand.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first thirteen weeks of fiscal years 2018 and 2017, franchise income attributable to international locations was approximately $714 thousand and $754 thousand, respectively.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices, which in the past have been volatile and have impacted the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. Subsequent to April 1, 2018, the Company entered into negotiated set pricing for approximately 25% of its beef requirements from mid-August 2018 through mid-February 2019 at a price approximately 7.0% below prior year. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected.  Holding other variables constant, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $3.0 million to $4.0 million for the remainder of fiscal year 2018.

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

Effects of Healthcare Inflation

The Company is exposed to market price fluctuations related to the cost of providing healthcare to its employees.  Claim trends are predicted to outpace inflation throughout the upcoming year.  Pharmacy costs are also rising in excess of general and medical cost inflation.  If prices increase, or the Company experiences significantly more claims, operating margin could be materially adversely affected. Holding other variables constant, a hypothetical 10% fluctuation in healthcare costs would have an approximate impact on pre-tax earnings of approximately $700 thousand for the remainder of 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 1, 2018. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2018 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended April 1, 2018, except for the addition of internal controls around the adoption of Topic 606, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The impact of circumstances and events described in such risk factors could result in significant adverse effects on our financial position, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no stock repurchase activity during the fiscal quarter ended April 1, 2018.

On November 3, 2017 the Company announced that its Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors. The new share repurchase program replaces the Company’s previous share repurchase program announced in April 2016, which was terminated. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and has no termination date. The Company intends to conduct any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. The Company’s ability to make future stock purchases under the program is currently limited by our Credit Agreement. Under our Credit Agreement, we are limited to $100.0 million of junior stock payments, which include cash dividends, repurchases of common stock and prepayments of subordinated indebtedness, if our consolidated leverage ratio is greater than or equal to 2.00:1.00.  As of April 1, 2018, $38.7 million of such payments had been made.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	2018 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed March 30, 2018).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: May 10, 2018