Form 10-Q
period 2018-07-01
Ruths Hospitality Group, Inc.
filed 2018-08-10
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2018 was 30,675,560, which includes 947,906 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	July 1,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$3,045	$4,051
Accounts receivable, less allowance for doubtful accounts 2018 - $358; 2017 - $361	10,800	21,626
Inventory	8,105	8,688
Prepaid expenses and other	2,971	2,680
Total current assets	24,921	37,045
Property and equipment, net of accumulated depreciation 2018 - $152,481; 2017 - $144,373	114,748	112,212
Goodwill	36,522	36,522
Franchise rights, net of accumulated amortization 2018 - $1,338; 2017 - $396	45,880	46,822
Other intangibles, net of accumulated amortization 2018 - $1,288; 2017 - $1,181	4,968	3,904
Deferred income taxes	5,754	4,947
Other assets	603	644
Total assets	$233,396	$242,096
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$8,118	$10,510
Accrued payroll	13,326	15,903
Accrued expenses	8,045	11,203
Deferred revenue	33,812	42,596
Other current liabilities	4,751	8,313
Total current liabilities	68,052	88,525
Long-term debt	50,000	50,000
Deferred rent	22,741	21,993
Unearned franchise fees	2,859	—
Other liabilities	1,955	2,074
Total liabilities	145,607	162,592
Commitments and contingencies (Note 11)	—	—

Common stock, par value $.01 per share; 100,000,000 shares authorized, 29,696,429 shares issued and outstanding at July 1, 2018, 29,645,790 shares issued and outstanding at December 31, 2017	297	296
Additional paid-in capital	71,194	77,017
Retained earnings	16,298	2,191
Treasury stock, at cost; 71,950 shares at July 1, 2018 and December 31, 2017	—	—
Total shareholders' equity	87,789	79,504
Total liabilities and shareholders' equity	$233,396	$242,096

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended		26 Weeks Ended
	July 1,	June 25,	July 1,	June 25,
	2018	2017	2018	2017

Revenues:
Restaurant sales	$103,538	$94,145	$213,902	$193,600
Franchise income	4,457	4,257	8,874	8,647
Other operating income	1,640	1,613	3,384	3,306

Total revenues	109,635	100,015	226,160	205,553

Costs and expenses:
Food and beverage costs	29,049	28,114	60,454	56,693
Restaurant operating expenses	50,022	45,005	101,702	90,452
Marketing and advertising	4,640	3,412	8,117	5,859
General and administrative costs	9,274	8,035	18,248	16,171
Depreciation and amortization expenses	4,673	3,731	9,134	7,236
Pre-opening costs	272	173	412	1,352

Total costs and expenses	97,930	88,470	198,067	177,763

Operating income	11,705	11,545	28,093	27,790

Other income (expense):
Interest expense, net	(403)	(144)	(783)	(324)
Other	22	14	34	39

Income from continuing operations before income tax expense	11,324	11,415	27,344	27,505
Income tax expense	1,763	3,611	4,147	8,616

Income from continuing operations	9,561	7,804	23,197	18,889
Income (loss) from discontinued operations, net of income taxes	12	7	22	(30)

Net income	$9,573	$7,811	$23,219	$18,859

Basic earnings per common share:
Continuing operations	$0.32	$0.26	$0.78	$0.62
Discontinued operations	—	—	—	—
Basic earnings per share	$0.32	$0.26	$0.78	$0.62

Diluted earnings per common share:
Continuing operations	$0.32	$0.25	$0.76	$0.60
Discontinued operations	—	—	—	—
Diluted earnings per share	$0.32	$0.25	$0.76	$0.60

Shares used in computing earnings per common share:
Basic	29,713,825	30,548,258	29,701,847	30,561,741
Diluted	30,375,306	31,264,266	30,377,194	31,255,441

Cash dividends declared per common share	$0.11	$0.09	$0.22	$0.18

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

(Amounts in thousands)

			Additional	Retained Earnings
	Common Stock		Paid-in	(Accumulated	Treasury Stock		Shareholders'
	Shares	Value	Capital	Deficit)	Shares	Value	Equity
Balance at December 31, 2017	29,646	$296	$77,017	$2,191	72	$—	$79,504
Net income	—	—	—	23,219	—	—	23,219
Cash dividends	—	—	—	(6,787)	—	—	(6,787)
Repurchase of common stock	(225)	(2)	(5,941)	—	—	—	(5,943)
Shares issued under stock compensation plan net of shares withheld for tax effects	275	3	(3,752)	—	—	—	(3,749)
Stock-based compensation	—	—	3,870	—	—	—	3,870
Cumulative effect of a change in accounting principle (Note 2)	—	—	—	(2,324)	—	—	(2,324)
Balance at July 1, 2018	29,696	$297	$71,194	$16,298	72	$—	$87,789

Balance at December 25, 2016	30,549	$305	$95,266	$(16,562)	72	$—	$79,009
Net income	—	—	—	18,859	—	—	18,859
Cash dividends	—	—	—	(5,724)	—	—	(5,724)
Repurchase of common stock	(400)	(4)	(8,428)				(8,432)
Shares issued under stock compensation plan net of shares withheld for tax effects	211	3	(527)	—	—	—	(524)
Stock-based compensation	—	—	3,369	—	—	—	3,369
Balance at June 25, 2017	30,360	$304	$89,680	$(3,427)	72	$—	$86,557

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	26 Weeks Ended
	July 1,	June 25,
	2018	2017
Cash flows from operating activities:
Net income	$23,219	$18,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,134	7,236
Deferred income taxes	(61)	916
Non-cash interest expense	41	76
Debt issuance costs written-off	—	16
Amortization of below market lease	39	—
Stock-based compensation expense	3,870	3,369
Changes in operating assets and liabilities:
Accounts receivable	10,826	12,004
Inventories	583	(158)
Prepaid expenses and other	(291)	(220)
Other assets	—	356
Accounts payable and accrued expenses	(8,600)	(4,531)
Deferred revenue	(8,996)	(9,198)
Deferred rent	630	283
Other liabilities	(1,861)	2,176
Net cash provided by operating activities	28,533	31,184
Cash flows from investing activities:
Acquisition of property and equipment	(11,889)	(10,649)
Acquisition of intangible assets	(1,171)	—
Net cash used in investing activities	(13,060)	(10,649)
Cash flows from financing activities:
Principal borrowings on long-term debt	15,000	18,000
Principal repayments on long-term debt	(15,000)	(22,000)
Repurchase of common stock	(5,943)	(8,432)
Cash dividend payments	(6,787)	(5,724)
Tax payments from the vesting of restricted stock and option exercises	(3,759)	(1,364)
Proceeds from the exercise of stock options	10	838
Deferred financing costs	—	(413)
Net cash used in financing activities	(16,479)	(19,095)
Net (decrease) increase in cash and cash equivalents	(1,006)	1,440
Cash and cash equivalents at beginning of period	4,051	3,788
Cash and cash equivalents at end of period	$3,045	$5,228
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$753	$141
Income taxes	$6,123	$5,840
Noncash investing and financing activities:
Accrued acquisition of property and equipment	$1,229	$838

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the Company) as of July 1, 2018 and December 31, 2017 and for the thirteen and twenty-six week periods ended July 1, 2018 and June 25, 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The condensed consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of July 1, 2018, there were 154 Ruth’s Chris Steak House restaurants, including 77 Company-owned restaurants, two restaurants operating under contractual agreements and 75 franchisee-owned restaurants, including 20 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Panama, Singapore and Taiwan. All Company-owned restaurants are located in the United States.  A new franchisee-owned Ruth’s Chris Steak House restaurant was opened in Ft. Wayne, IN in May 2018.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended July 1, 2018 and June 25, 2017 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the SEC’s rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended July 1, 2018 and June 25, 2017 each contained thirteen weeks and are referred to herein as the second quarter of fiscal year 2018 and the second quarter of fiscal year 2017, respectively. Fiscal year 2018 is a 52-week year.  Fiscal year 2017 was a 53-week year.

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

Recent Adopted Accounting Standard

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and replaces most existing revenue recognition guidance in GAAP.  The Company adopted this new revenue recognition standard on January 1, 2018.  See Note 2 for further information about our transition to this new revenue recognition standard.

Recent Accounting Pronouncements for Future Application

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset.  The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  This update is effective for annual and interim periods beginning after December 15, 2018, which will require the Company to adopt these provisions in the first quarter of fiscal year 2019.  In July 2018, the FASB issued ASU 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This transition method option is in addition to the existing transition method of using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating which transition method it will use. The Company’s restaurants operate under facility lease agreements that provide for material future lease payments.  The restaurant facility leases comprise the majority of the Company’s material lease agreements.  The Company is currently evaluating the effect of the standard on its ongoing financial reporting, but expects that the adoption of ASU 2016-02 will have a material effect on its consolidated financial statements.  The Company expects that the most significant changes relate to 1) the recognition of new right–of–use assets and lease liabilities on the consolidated balance sheet for restaurant facility operating leases; and 2) the derecognition of existing lease liabilities on the consolidated balance sheet related to scheduled rent increases.

(2) Revenue

The Company adopted FASB Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606) with an initial date of application of January 1, 2018.  As a result, the Company has changed its accounting policy for revenue recognition.  The Company applied Topic 606 using the cumulative effect method to contracts that were not completed at January 1, 2018, which resulted in the recognition of the cumulative effect of initially adopting Topic 606 as an adjustment to the opening balance of shareholders’ equity at January 1, 2018.  Therefore, the comparative information has not been adjusted and continues to be reported under the Company’s revenue recognition policy in effect prior to the adoption of Topic 606.  The Company adopted Topic 606 using the practical expedient in paragraph 606-10-65-1(f)(4), under which the Company aggregated all contract modifications that occurred before January 1, 2018 to identify the satisfied and unsatisfied performance obligations, to determine the transaction price, and to allocate the transaction price to the satisfied and unsatisfied performance obligations.  The details of the significant changes as a result of adopting Topic 606 are provided below.

Franchise Income.  Prior to the adoption of Topic 606, the Company recognized franchise development and opening fees when a franchisee-owned restaurant opened.  Under Topic 606, the Company now recognizes franchise development and opening specific fees over the life of the applicable franchise agreements.  The Company increased its deferred revenue liability by $3.1 million, increased its deferred tax assets by $746 thousand and decreased the opening balance of shareholders’ equity by $2.3 million for previously recognized franchise development and opening fees that will now be recognized over the life of the applicable franchise agreements.  The adoption of Topic 606 also impacts the classification of advertising contributions from franchisees.  Prior to the adoption of Topic 606, the Company recorded advertising contributions from franchisees as a liability against which specific marketing and advertising costs were charged, which reduced the Company’s marketing expense on the consolidated statements of income.  Under Topic 606, advertising contributions from franchisees are classified as franchise income on the consolidated statements of income in fiscal year 2018.  The Company recognized $764 thousand of advertising contributions from franchisees in the twenty-six weeks of fiscal year 2018.  Because of the offsetting adjustments, the reclassification of advertising contributions from franchisees will have no impact to the Company’s net income for fiscal year 2018.

Gift Cards.  Under Topic 606, the Company now classifies certain discounts recognized on the sale of gift cards, historically recognized as marketing expense, as a reduction to restaurant sales on the consolidated statements of income.  The reclassification of discounts recognized on the sale of gift cards from marketing expense to restaurant sales on the consolidated statements of income totaled $470 thousand in the first twenty-six weeks of fiscal year 2018.  Because of the offsetting adjustments, the reclassification of discounts recognized on the sale of gift cards will have no impact to the Company’s net income for fiscal year 2018.

Impacts on Financial Statements

The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements for the first twenty-six weeks of fiscal year 2018.

	July 1, 2018 As Reported	Adjustments	Balances without adoption of Topic 606
Assets
Current assets:
Cash and cash equivalents	$3,045	$—	$3,045
Accounts receivable, less allowance for doubtful accounts 2018 - $358; 2017 - $361	10,800	—	10,800
Inventory	8,105	—	8,105
Prepaid expenses and other	2,971	—	2,971
Total current assets	24,921	—	24,921
Property and equipment, net of accumulated depreciation 2018 - $152,481; 2017 - $144,373	114,748	—	114,748
Goodwill	36,522	—	36,522
Franchise rights, net of accumulated amortization 2018 - $1,338; 2017 - $396	45,880	—	45,880
Other intangibles, net of accumulated amortization 2018 - $1,288; 2017 - $1,181	4,968	—	4,968
Deferred income taxes	5,754	(725)	5,029
Other assets	603	—	603
Total assets	$233,396	$(725)	$232,671
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$8,118	$—	$8,118
Accrued payroll	13,326	—	13,326
Accrued expenses	8,045	—	8,045
Deferred revenue	33,812	(126)	33,686
Other current liabilities	4,751	—	4,751
Total current liabilities	68,052	(126)	67,926
Long-term debt	50,000	—	50,000
Deferred rent	22,741	—	22,741
Unearned franchise fees	2,859	(2,859)	—
Other liabilities	1,955	—	1,955
Total liabilities	145,607	(2,985)	142,622
Commitments and contingencies	—	—	—
Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 29,696,429 shares issued and outstanding at July 1, 2018, 29,645,790 shares issued and outstanding at December 31, 2017	297	—	297
Additional paid-in capital	71,194	—	71,194
Retained earnings	16,298	2,260	18,558
Treasury stock, at cost; 71,950 shares at July 1, 2018 and December 31, 2017	—	—	—
Total shareholders' equity	87,789	2,260	90,049

Total liabilities and shareholders' equity	$233,396	$(725)	$232,671

	13 Weeks Ended July 1, 2018				26 Weeks Ended July 1, 2018
				Balances without				Balances without
	As Reported	Adjustments		adoption of Topic 606	As Reported	Adjustments		adoption of Topic 606
Revenues:
Restaurant sales	$103,538	$244	(1)	$103,782	$213,902	$470	(1)	$214,372
Franchise income	4,457	(410)	(2)	4,047	8,874	(849)	(2)	8,025
Other operating income	1,640	—		1,640	3,384	—		3,384

Total revenues	109,635	(166)		109,469	226,160	(379)		225,781

Costs and expenses:
Food and beverage costs	29,049	—		29,049	60,454	—		60,454
Restaurant operating expenses	50,022	—		50,022	101,702	—		101,702
Marketing and advertising	4,640	(138)	(3)	4,502	8,117	(294)	(3)	7,823
General and administrative costs	9,274	—		9,274	18,248	—		18,248
Depreciation and amortization expenses	4,673	—		4,673	9,134	—		9,134
Pre-opening costs	272	—		272	412	—		412
Total costs and expenses	97,930	(138)		97,792	198,067	(294)		197,773

Operating income	11,705	(28)		11,677	28,093	(85)		28,008

Other income (expense):
Interest expense, net	(403)	—		(403)	(783)	—		(783)
Other	22	—		22	34	—		34

Income from continuing operations before income tax expense	11,324	(28)		11,296	27,344	(85)		27,259
Income tax expense	1,763	(7)	(4)	1,756	4,147	(20)	(4)	4,127

Income from continuing operations	9,561	(21)		9,540	23,197	(65)		23,132
Income from discontinued operations, net of income taxes	12	—		12	22	—		22

Net income	$9,573	$(21)		$9,552	$23,219	$(65)		$23,154
(1)

The reclassification of discounts recognized on the sale of gift cards from marketing expense to restaurant sales on the consolidated statements of income totaled $244 thousand in the second quarter of fiscal year 2018 and $470 thousand in the first twenty-six weeks of fiscal year 2018.

(2)

In the second quarter of fiscal year 2018, the Company recognized $383 thousand of advertising contributions from franchisees and $28 thousand of franchise development and opening fees in excess of fees that would have been recognized had Topic 606 not been adopted.  In the first twenty-six weeks of fiscal year 2018, the Company recognized $764 thousand of advertising contributions from franchisees and $86 thousand of franchise development and opening fees in excess of fees that would have been recognized had Topic 606 not been adopted.

(3)

The Company recognized $383 thousand of advertising contributions from franchisees in the second quarter of fiscal year 2018 and $764 thousand of advertising contributions from franchisees in the first twenty-six weeks of fiscal year 2018 which prior to the adoption of Topic 606 were recognized as a reduction to marketing and advertising expense.  Discounts recognized on the sale of gift cards were reclassified from marketing expense to restaurant sales on the consolidated statements of income, which totaled $244 thousand in the second quarter of fiscal year 2018 and $470 thousand in the first twenty-six weeks of fiscal year 2018.

(4)	Income tax expense related to the pre-tax income impact of the adjustments is calculated using the Company’s marginal federal and state income tax rates.

	26 Weeks Ended July 1, 2018 As Reported	Adjustments	Balances without adoption of Topic 606
Cash flows from operating activities:
Net income	$23,219	$(65)	$23,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,134	—	9,134
Deferred income taxes	(61)	—	(61)
Non-cash interest expense	41	—	41
Debt issuance costs written-off	—	—	—
Amortization of below market lease	39	—	39
Stock-based compensation expense	3,870	—	3,870
Changes in operating assets and liabilities:
Accounts receivable	10,826	—	10,826
Inventories	583	—	583
Prepaid expenses and other	(291)	—	(291)
Other assets	—	—	—
Accounts payable and accrued expenses	(8,600)	—	(8,600)
Deferred revenue	(8,996)	85	(8,911)
Deferred rent	630	—	630
Other liabilities	(1,861)	(20)	(1,881)
Net cash provided by operating activities	28,533	—	28,533

Net cash used in investing activities	(13,060)	—	(13,060)

Net cash used in financing activities	(16,479)	—	(16,479)

Net decrease in cash and cash equivalents	$(1,006)	—	$(1,006)

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

Franchise Income. Franchise income includes (1) royalty income and (2) franchise and development fees charged to franchisees. Franchise royalties consist of 5.0% of adjusted gross sales from each franchisee-owned restaurant. In addition, our more recent franchise agreements require up to a 1.0% of adjusted gross sales advertising fee to be paid by the franchisee, which is applied to national advertising expenditures.  Effective in fiscal year 2018, both the 5.0% royalty and the sales based advertising fees are included in franchise income on the consolidated statements of income.  Prior to the adoption of Topic 606, the Company recorded advertising contributions from franchisees as a liability against which specific marketing and advertising costs were charged, which reduced the Company’s marketing expense on the consolidated statements of income.  Effective with fiscal year 2018, the Company recognizes franchise development and opening fees over the life of the applicable franchise agreements.  Prior to the adoption of Topic 606, the Company recognized franchise development and opening fees when a franchisee-owned restaurant opened.

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

In the following tables, the Company’s revenue is disaggregated by major component for each category on the consolidated statements of income.

13 Weeks Ended July 1, 2018:	Domestic	International	Total Revenue
Restaurant sales	$103,538	$—	$103,538
Franchise income	3,754	703	4,457
Other operating income	1,640	—	1,640
Total revenue	$108,932	$703	$109,635

13 Weeks Ended June 25, 2017:	Domestic	International	Total Revenue
Restaurant sales	$94,145	$—	$94,145
Franchise income	3,567	690	4,257
Other operating income	1,613	—	1,613
Total revenue	$99,325	$690	$100,015

26 Weeks Ended July 1, 2018:	Domestic	International	Total Revenue
Restaurant sales	$213,902	$—	$213,902
Franchise income	7,457	1,417	8,874
Other operating income	3,384	—	3,384
Total revenue	$224,743	$1,417	$226,160

26 Weeks Ended June 25, 2017:	Domestic	International	Total Revenue
Restaurant sales	$193,600	$—	$193,600
Franchise income	7,203	1,444	8,647
Other operating income	3,306	—	3,306
Total revenue	$204,109	$1,444	$205,553

The following table provides information about receivables and deferred revenue liabilities from contracts with customers (in thousands).

	July 1,	December 31,
	2018	2017
Accounts receivable, less allowance for doubtful accounts 2018 - $358; 2017 - $361	$9,987	$21,130
Deferred revenue	$33,812	$42,596
Unearned franchise fees	$2,859	$—

Significant changes in the deferred revenue balance during the first twenty-six weeks of fiscal year 2018 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 31, 2017	$42,596	$—
Increase (decrease) due to the cumulative effect of adopting Topic 606	(22)	3,092
Decreases in the beginning balance from gift card redemptions	(17,976)	—
Increases due to proceeds received, excluding amounts recognized during the period	9,251	—
Decreases due to recognition of franchise development and opening fees	—	(236)
Other	(37)	3
Balance at July 1, 2018	$33,812	$2,859

The projected recognition of revenue related to deferred franchise development and opening fees is as follows (in thousands).

	Balance as of	Fiscal Year	Fiscal Year	Fiscal Years	More Than
	January 1, 2018	2018	2019	2020-2022	5 Years
Franchise development and opening fees	$3,320	$348	$226	$677	$2,069

(3) Hawaii Acquisition

On December 12, 2017 the Company completed the acquisition of substantially all of the assets of six franchisee-owned Ruth’s Chris Steak House restaurants located in Hawaii (the “Hawaiian Restaurants”) for a cash purchase price of $35.4 million.  The acquisition was funded with borrowings under the Company’s senior credit facility.

The assets and liabilities of the Hawaiian Restaurants were recorded at their respective fair values as of the date of the acquisition.  The fair values recorded for the assets of the Hawaiian Restaurants, including working capital, restaurant related fixed assets, leasehold improvements, franchise rights and goodwill, are based on preliminary valuations and are subject to adjustments as additional information is obtained.  The Company is in the process of confirming the fair values using a combination of internal analysis and third party valuations.  Once the process is complete, any adjustments to fair value of assets acquired or liabilities assumed may also result in adjustments to goodwill.  The preliminary allocation of the purchase price did not change during the first twenty-six weeks of fiscal year 2018.

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

As a result of the acquisition and related integration efforts, we incurred expenses of approximately $861 thousand during the first twenty-six weeks of fiscal year 2018, which are included in general and administrative expenses in the Company’s consolidated statements of income.

(4) Long-term Debt

Long-term debt consists of the following (in thousands):

	July 1,	December 31,
	2018	2017
Senior Credit Facility:
Revolving credit facility	$50,000	$50,000
Less current maturities	—	—
	$50,000	$50,000

As of July 1, 2018, the Company had $50.0 million of outstanding indebtedness under its senior credit facility with approximately $35.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. As of July 1, 2018, the weighted average interest rate on the Company’s outstanding debt was 3.6% and the weighted average interest rate on its outstanding letters of credit was 1.6%.  In addition, the fee on the Company’s senior credit facility was 0.2%.

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

(5) Shareholders’ Equity

In October 2017, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $60 million of outstanding common stock from time to time.  The share repurchase program replaced the previous share repurchase program announced in April 2016, which was terminated.  During the first twenty-six weeks of fiscal year 2018, 224,605 shares were repurchased at an aggregate cost of $5.9 million, or an average cost of $26.46 per share.  As of July 1, 2018, $44.7 million remained available for future purchases under the share repurchase program.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2018
February 21, 2018	$0.11	March 8, 2018	$3,390	March 22, 2018
May 4, 2018	$0.11	May 24, 2018	$3,397	June 7, 2018

Fiscal Year 2017
February 17, 2017	$0.09	February 23, 2017	$2,862	March 9, 2017
May 5, 2017	$0.09	May 18, 2017	$2,862	June 1, 2017

Subsequent to the end of the second quarter of fiscal year 2018, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.11 per common and restricted share, or approximately $3.4 million in the aggregate based on the number of shares currently outstanding, payable on September 6, 2018 to stockholders of record as of the close of business on August 23, 2018.

Outstanding unvested restricted stock is not included in common stock outstanding amounts. Restricted stock outstanding as of July 1, 2018 aggregated 997,906 shares.

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of July 1, 2018 and December 31, 2017 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

The Company did not have any non-financial assets measured at fair value on a non-recurring basis as of July 1, 2018.  The Company’s non-financial assets measured at fair value on a non-recurring basis as of December 31, 2017 were as follows:

	Fair Value as of December 31, 2017	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment
Long-lived assets held for sale	$—	$—	$—	$3,904

(7) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment. The Company does not rely on any major customers as a source of revenue. The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of July 1, 2018, (i) the Company-owned steakhouse restaurant segment included 77 Ruth’s Chris Steak House restaurants and two Ruth’s Chris Steak House restaurants operating under contractual agreements and (ii) the franchise operations segment included 75 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the Company-owned steakhouse segment for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment.

Segment information related to the Company’s two reportable business segments follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 1,	June 25,	July 1,	June 25,
	2018	2017	2018	2017
Revenues:
Company-owned steakhouse restaurants	$104,499	$95,168	$215,700	$195,342
Franchise operations	4,457	4,257	8,874	8,647
Unallocated other revenue and revenue discounts	679	590	1,586	1,564
Total revenues	$109,635	$100,015	$226,160	$205,553

Segment profits:
Company-owned steakhouse restaurants	$25,428	$22,049	$53,544	$48,197
Franchise operations	4,457	4,257	8,874	8,647
Total segment profit	29,885	26,306	62,418	56,844

Unallocated operating income	679	590	1,586	1,564
Marketing and advertising expenses	(4,640)	(3,412)	(8,117)	(5,859)
General and administrative costs	(9,274)	(8,035)	(18,248)	(16,171)
Depreciation and amortization expenses	(4,673)	(3,731)	(9,134)	(7,236)
Pre-opening costs	(272)	(173)	(412)	(1,352)
Interest expense, net	(403)	(144)	(783)	(324)
Other income	22	14	34	39
Income from continuing operations before income tax expense	$11,324	$11,415	$27,344	$27,505

Capital expenditures:
Company-owned steakhouse restaurants	$6,162	$3,120	$11,041	$9,993
Corporate assets	222	359	848	656
Total capital expenditures	$6,384	$3,479	$11,889	$10,649

	July 1,	December 31,
	2018	2017
Total assets:
Company-owned steakhouse restaurants	$222,333	$223,354
Franchise operations	2,152	3,021
Corporate assets - unallocated	3,157	10,774
Deferred income taxes - unallocated	5,754	4,947
Total assets	$233,396	$242,096

(8) Stock-Based Employee Compensation

On May 15, 2018, the Company’s stockholders approved a new 2018 Omnibus Incentive Plan (“2018 Plan”) which replaces the Amended and Restated 2005 Equity Incentive Plan (“2005 Plan”), which expired on May 30, 2018.  The 2018 Plan authorizes 2.5 million shares reserved for future grants.  Awards that were previously awarded under the 2005 Plan that are forfeited or cancelled in the future will be made available for grant or issuance under the 2018 Plan.  The 1,649,094 shares that were authorized but unissued under the 2005 Plan as of May 15, 2018 were cancelled.  As of July 1, 2018, there were 11,790 shares of common stock issuable upon exercise of currently outstanding options, and 997,906 currently outstanding unvested restricted stock awards under the 2005 Plan.  As of July 1, 2018, the 2018 Plan has 2,574,151 shares available for future grants. During the first twenty-six weeks of fiscal year 2018, the Company issued 226,843 restricted stock awards to directors, officers and other employees of the Company. Of the 226,843 restricted stock awards issued during the first twenty-six weeks of fiscal year 2018, 35,386 shares will vest in fiscal year 2019, 98,368 shares will vest in fiscal year 2020, 54,091 shares will vest in fiscal year 2021, and 38,998 will vest in 2023.  Total stock compensation expense recognized during the first twenty-six weeks of fiscal years 2018 and 2017 was $3.8 million and $3.4 million, respectively.

(9) Income Taxes

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	26 Weeks Ended
	July 1,	June 25,
	2018	2017
Income tax expense at statutory rates	21.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	3.4%	3.0%
Federal employment tax credits	(9.5%)	(6.8%)
Other	0.3%	0.1%
Effective tax rate	15.2%	31.3%

The Tax Cuts and Jobs Act (the “2017 Tax Act”), signed into law on December 22, 2017, significantly revised several aspects of U.S. tax law. Effective January 1, 2018, the 2017 Tax Act reduced the statutory corporate tax rate from 35% to 21%. The reduction in the statutory corporate tax rate is the principal driver for the decrease to the Company’s continuing operations quarterly effective tax rate illustrated above.  Income tax expense for the first twenty-six weeks of fiscal year 2018 and 2017 was reduced by discreet income tax items of $631 thousand and $247 thousand, respectively, primarily related to excess tax benefits from the vesting of restricted stock.

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

(10) Earnings Per Share

The following table sets forth the computation of earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended		26 Weeks Ended
	July 1,	June 25,	July 1,	June 25,
	2018	2017	2018	2017
Income from continuing operations	$9,561	$7,804	$23,197	$18,889
Income (loss) from discontinued operations, net of income taxes	12	7	22	(30)
Net income	$9,573	$7,811	$23,219	$18,859
Shares:
Weighted average number of common shares outstanding - basic	29,713,825	30,548,258	29,701,847	30,561,741
Weighted average number of common shares outstanding - diluted	30,375,306	31,264,266	30,377,194	31,255,441

Basic earnings (loss) per common share:
Continuing operations	$0.32	$0.26	$0.78	$0.62
Discontinued operations	—	—	—	—
Basic earnings per common share	$0.32	$0.26	$0.78	$0.62

Diluted earnings (loss) per common share:
Continuing operations	$0.32	$0.25	$0.76	$0.60
Discontinued operations	—	—	—	—
Diluted earnings per common share	$0.32	$0.25	$0.76	$0.60

There were no anti-dilutive shares for the second quarter of fiscal year 2018.  Diluted earnings per share for the second quarter of fiscal year 2017 excludes 17 restricted shares which were outstanding during the period but were anti-dilutive and had a weighted average exercise price of $0 per share.  Diluted earnings per share for the first twenty-six weeks of fiscal year 2018 and 2017 excludes restricted shares of 679 and 1,295, respectively, which were outstanding during the period but were anti-dilutive and had a weighted average exercise price of $0 and $21.60, respectively.

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

The Company sold eighteen Mitchell’s Fish Markets and three Mitchell’s/Cameron’s Steakhouse restaurants (Mitchell’s Restaurants) on January 21, 2015 to Landry’s Inc. and Mitchell’s Entertainment, Inc., an affiliate of Landry’s Inc. (together with Landry’s Inc., Landry’s).  The Company guaranteed Landry’s lease obligations aggregating $28.4 million under seven of the Mitchell’s Restaurant’s leases.  The Company did not record a financial accounting liability for the lease guarantees, because the likelihood of Landry’s defaulting on the lease agreements was deemed to be remote.  Landry’s also indemnified the Company in the event of a default under any of the leases.

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

Overview

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of July 1, 2018, there were 154 Ruth’s Chris Steak House restaurants, including 77 Company-owned restaurants, two restaurants operating under contractual agreements and 75 franchisee-owned restaurants. A new franchisee-owned Ruth’s Chris Steak House restaurant was opened in Ft. Wayne, IN in May 2018.

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

	13 Weeks Ended		26 Weeks Ended
	July 1,	June 25,	July 1,	June 25,
	2018	2017	2018	2017
Revenues:
Restaurant sales	94.4%	94.1%	94.6%	94.2%
Franchise income	4.1%	4.3%	3.9%	4.2%
Other operating income	1.5%	1.6%	1.5%	1.6%
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	28.1%	29.9%	28.3%	29.3%
Restaurant operating expenses (percentage of restaurant sales)	48.3%	47.8%	47.5%	46.7%
Marketing and advertising	4.2%	3.4%	3.6%	2.9%
General and administrative costs	8.5%	8.0%	8.1%	7.9%
Depreciation and amortization expenses	4.3%	3.7%	4.0%	3.5%
Pre-opening costs	0.2%	0.2%	0.2%	0.7%
Total costs and expenses	89.3%	88.5%	87.6%	86.5%
Operating income	10.7%	11.5%	12.4%	13.5%

Other income (expense):
Interest expense, net	(0.4%)	(0.1%)	(0.3%)	(0.1%)
Other	0.0%	0.0%	0.0%	0.0%
Income from continuing operations before income tax expense	10.3%	11.4%	12.1%	13.4%
Income tax expense	1.6%	3.6%	1.8%	4.2%
Income from continuing operations	8.7%	7.8%	10.3%	9.2%
Loss from discontinued operations, net of income taxes	0.0%	0.0%	0.0%	(0.0%)
Net income	8.7%	7.8%	10.3%	9.2%

Second Quarter Ended July 1, 2018 (13 Weeks) Compared to Second Quarter Ended June 25, 2017 (13 Weeks)

Overview. Operating income increased by $160 thousand, or 1.4%, to $11.7 million for the second quarter of fiscal year 2018 from the second quarter of fiscal year 2017. Operating income for the second quarter of fiscal year 2018 was favorably impacted by a $9.4 million increase in restaurant sales offset by a $5.0 million increase in restaurant operating expenses, $1.2 million increase in marketing and advertising expense, a $1.2 million increase in general and administrative costs, a $942 thousand increase in depreciation and amortization, a $935 thousand increase in food and beverage costs, and a $99 thousand increase in pre-opening expenses. Income from continuing operations and net income increased from the second quarter of fiscal year 2017 by $1.8 million to $9.6 million, primarily due to the impact of a lower effective income tax rate.

Segment Profits. Segment profitability information is presented in Note 7 to the condensed consolidated financial statements. Not all operating expenses are allocated to operating segments.  The Ruth’s Chris Steak House Company-owned restaurants, which are all located in the United States, are managed as an operating segment. The Ruth’s Chris concept operates within the full-service dining industry, providing similar products to similar customers. The franchise operations are reported as a separate operating segment. Segment profits for the second quarter of fiscal year 2018 for the Company-owned steakhouse restaurant segment increased by $3.4 million to $25.4 million from the second quarter of fiscal year 2017. The increase was driven primarily by a $9.3 million increase in restaurant sales offset by a $5.0 million increase in restaurant operating expenses and a $935 thousand increase in food and beverage costs.  Franchise income increased $200 thousand in the second quarter of fiscal year 2018 compared to the second quarter of fiscal year 2017.

Restaurant Sales.  Restaurant sales increased by $9.4 million, or 10.0%, to $103.5 million in the second quarter of fiscal year 2018 from the first quarter of fiscal year 2017.  The increase was driven by a $9.9 million increase in restaurant sales from new restaurants, including the acquired Hawaii Restaurants, and a 1.3% increase in Company-owned comparable restaurant sales which consisted of an average check increase of 1.4% and a traffic decrease of 0.1%.  The calendar shift of Easter from the second quarter of 2017 into the first quarter of 2018 negatively impacted second quarter 2018 comparable restaurant traffic and sales by approximately 70 basis points.

Franchise Income. Franchise income in the second quarter of fiscal year 2018 increased $200 thousand compared to the second quarter of fiscal year 2017.  The acquisition of the Hawaii Restaurants decreased sales based royalty income by $413 thousand.  This was offset by the reclassification of franchisee advertising fees of $383 thousand from marketing and advertising expense to franchise income and the recognition of $178 thousand in franchise development and site specific fees in accordance with Topic 606.

Other Operating Income. Other operating income remained consistent in the second quarter of fiscal year 2018 compared to the second quarter of fiscal year 2017.

Food and Beverage Costs. Food and beverage costs increased $935 thousand in the second quarter of fiscal year 2018 compared to the second quarter of fiscal year 2017. As a percentage of restaurant sales, food and beverage costs decreased to 28.1% in the second quarter of fiscal year 2018 from 29.9% in the second quarter of fiscal year 2017. The decrease in food and beverage costs as a percentage of restaurant sales was primarily due to a 10.0% decrease in total beef costs as well as an increase in average check of 1.4%.

Restaurant Operating Expenses. Restaurant operating expenses increased $5.0 million, or 11.1%, to $50.0 million in the second quarter of fiscal year 2018 from the second quarter of fiscal year 2017.  Restaurant operating expenses, as a percentage of restaurant sales, increased to 48.3% in the second quarter of fiscal year 2018 from 47.8% in the second quarter of fiscal year 2017.  The increase in restaurant operating expenses as a percentage of restaurant sales was primarily due an increase in occupancy related expenses.

Marketing and Advertising. Marketing and advertising expenses increased $1.2 million to $4.6 million in the second quarter of fiscal year 2018 from the second quarter of fiscal year 2017. The increase in marketing and advertising expenses in the second quarter of fiscal year 2018 was primarily attributable to a planned increase in advertising spending in addition to the reclassification of $437 thousand in certain administrative support costs that have been historically charged to general and administrative costs.

General and Administrative Costs. General and administrative costs increased $1.2 million to $9.3 million in the second quarter of fiscal year 2018 from the second quarter of fiscal year 2017. The increase in general and administrative costs was primarily attributable to $823 thousand in compensation costs, $528 thousand in professional fees, $409 thousand in Hawaii Restaurants acquisition costs partially offset by a $437 thousand reduction in certain administrative support costs that were reclassified to marketing and advertising.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $942 thousand to $4.7 million in the second quarter of fiscal year 2018 from the second quarter of fiscal year 2017 primarily due to depreciation on new restaurant and remodel assets placed in service within the last twelve months including $680 thousand of depreciation and amortization related to the Hawaii Restaurants acquisition.

Pre-opening Costs. Pre-opening costs were $272 thousand in the second quarter of fiscal year 2018 primarily due to the planned openings of a Ruth’s Chris Steak House Restaurants in Jersey City, NJ expected to open in the third quarter of 2018 and Paramus, NJ in the fourth quarter of 2018. Pre-opening costs were $173 thousand in the second quarter of fiscal year 2017 primarily due to the openings of a Ruth’s Chris Steak House Restaurant in Denver, CO which opened in the fourth quarter of fiscal year 2017.

Interest Expense. Interest expense increased $259 thousand to $403 thousand in the second quarter of fiscal year 2018 from the second quarter of fiscal year 2017, primarily due to higher average debt balances during the second quarter of fiscal year 2018 compared to the second quarter of 2017.

Other Income and Expense. During the second quarter of fiscal year 2018, we recognized other income of $22 thousand.  During the second quarter of fiscal year 2017 we recognized other income of $14 thousand.

Income Tax Expense. During the second quarter of fiscal year 2018, we recognized income tax expense of $1.8 million. During the second quarter of fiscal year 2017, we recognized income tax expense of $3.6 million. The effective tax rate, including the impact of discrete items, decreased to 15.6% for the second quarter of fiscal year 2018 compared to 31.6% for the second quarter of fiscal year 2017.  The effective tax rate decreased in the second quarter of fiscal year 2018 primarily due to the 2017 Tax  Act which was signed into law on December 22, 2017.  The 2017 Tax Act significantly revised U.S. tax law, and included many changes that impacted the Company, most notably a reduction of the statutory corporate tax rate from 35% to 21%.  Fiscal year 2018 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2018 to differ from the effective tax rate for the second quarter of fiscal year 2018.

Income from Continuing Operations. Income from continuing operations of $9.6 million in the second quarter of fiscal year 2018 increased by $1.8 million compared to the second quarter of fiscal year 2017 due to the factors noted above.

Income or Loss from Discontinued Operations, net of income taxes.  Income from discontinued operations, net of income taxes, for the second quarter of fiscal year 2018 was $12 thousand compared to income of $7 thousand during the second quarter of fiscal year 2017.

Net Income. Net income was $9.6 million in the second quarter of fiscal year 2018 and increased by $1.8 million compared to $7.8 million in the second quarter of fiscal year 2017. The increase was largely attributable to the factors noted above.

Twenty-six Weeks Ended July 1, 2018 Compared to Twenty-six Weeks Ended June 25, 2017

Overview. Operating income increased by $303 thousand, or 1.1%, to $28.1 million for the first twenty-six weeks of fiscal year 2018 from the first twenty-six weeks of fiscal year 2017. Operating income for the first twenty-six weeks of fiscal year 2018 was favorably impacted by a $20.3 million increase in restaurant sales and a $940 thousand decrease in pre-opening expenses partially offset by a $11.3 million increase in restaurant operating expenses, a $3.8 million increase in food and beverage costs, a $2.3 million increase in marketing and advertising, a $2.1 million increase in general and administrative expenses, and a $1.9 million increase in depreciation and amortization. Income from continuing operations increased from the first twenty-six weeks of fiscal year 2017 by $4.3 million to $23.2 million. Net income for the first twenty-six weeks of fiscal year 2018 increased from the first twenty-six weeks of fiscal year 2017 by $4.4 million to $23.2 million.

Segment Profits. Segment profitability information is presented in Note 7 to the condensed consolidated financial statements. Not all operating expenses are allocated to operating segments.  The Ruth’s Chris Steak House Company-owned restaurants, which are all located in the United States, are managed as an operating segment. The Ruth’s Chris concept operates within the full-service dining industry, providing similar products to similar customers. The franchise operations are reported as a separate operating segment. Segment profits for the first twenty-six weeks of fiscal year 2018 for the Company-owned steakhouse restaurant segment increased by $5.3 million to $53.5 million from the first twenty-six weeks of fiscal year 2017. The increase was driven primarily by a $20.4 million increase in restaurant sales partially offset by a $11.3 million increase in restaurant operating expenses and a $3.8 million increase in food and beverage costs. Franchise income increased $227 thousand in the first twenty-six weeks of fiscal year 2018 compared to the first twenty-six weeks of fiscal year 2017.

Restaurant Sales.  Restaurant sales increased by $20.3 million, or 10.5%, to $213.9 million in the first twenty-six weeks of fiscal year 2018 from the first twenty-six weeks of fiscal year 2017. The increase was attributable to a $22.2 million increase in restaurant sales at new restaurants offset by a decrease in Company-owned comparable restaurant sales of $1.2 million.  Excluding discontinued operations, total operating weeks during the first twenty-six weeks of fiscal year 2018 increased to 2,002 from 1,805 in the first twenty-six weeks of fiscal year 2017.  Fiscal year 2018, which began one week later than fiscal year 2017, did not include restaurant sales from the last week of December.  As a result, restaurant sales in fiscal year 2018 were negatively impacted by approximately $3.0 million, and comparable sales were negatively impacted by approximately 160 basis points.  Adjusting for the timing of this calendar shift, Company-owned comparable restaurant sales increased 1.2%, driven by an average check increase of 1.2%.

Franchise Income. Franchise income increased $227 thousand in the first twenty-six weeks of fiscal year 2018 compared to the first twenty-six weeks of fiscal year 2017.  The acquisition of the Hawaii Restaurants decreased sales based royalty income by $859 thousand.  This was offset by the reclassification of franchisee advertising fees of $764 thousand from marketing and advertising expense to franchise income and the recognition of $236 thousand in franchise development and site specific fees in accordance with Topic 606.  The remaining increase in franchise royalties was driven by an increase in comparable franchise restaurant sales.

Other Operating Income. Other operating income increased $78 thousand in the first twenty-six weeks of fiscal year 2018 compared to the first twenty-six weeks of fiscal year 2017.  The increase in other operating income was primarily due to an increase in income from restaurants operated under contractual agreements.

Food and Beverage Costs. Food and beverage costs increased $3.8 million in the first twenty-six weeks of fiscal year 2018 compared to the first twenty-six weeks of fiscal year 2017. As a percentage of restaurant sales, food and beverage costs decreased to 28.3% in the first twenty-six weeks of fiscal year 2018 from 29.3% in the first twenty-six weeks of fiscal year 2017. The decrease in food and beverage costs as a percentage of restaurant sales was primarily due to an increase in average check.

Restaurant Operating Expenses. Restaurant operating expenses increased $11.3 million, or 12.4%, to $101.7 million in the first twenty-six weeks of fiscal year 2018 from the first twenty-six weeks of fiscal year 2017.  Restaurant operating expenses, as a percentage of restaurant sales, increased to 47.6% in the first twenty-six weeks of fiscal year 2018 from 46.7% in the first twenty-six weeks of fiscal year 2017.  The increase in restaurant operating expenses as a percentage of restaurant sales was primarily attributable to an increase in occupancy costs.

Marketing and Advertising. Marketing and advertising expenses increased $2.3 million to $8.1 million in the first twenty-six weeks of fiscal year 2018 from the first twenty-six weeks of fiscal year 2017. The increase in marketing and advertising expenses in the first twenty-six weeks of fiscal year 2018 was primarily attributable to a planned increase in advertising spending in addition to the reclassification of $851 thousand in certain administrative support costs that have been historically charged to general and administrative costs.

General and Administrative Costs. General and administrative costs increased $2.1 million to $18.2 million in the first twenty-six weeks of fiscal year 2018 from the first twenty-six weeks of fiscal year 2017.  The increase in general and administrative costs was primarily attributable to $1.4 million in compensation costs, $471 thousand in professional fees, $861 thousand in Hawaii Restaurants acquisition costs partially offset by a $851 thousand reduction in certain administrative support costs that were reclassified to marketing and advertising.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $1.9 million to $9.1 million in the first twenty-six weeks of fiscal year 2018 from the first twenty-six weeks of fiscal year 2017 primarily due to depreciation on new restaurant and remodel assets placed in service within the last twelve months including $1.3 million of depreciation and amortization related to the Hawaii Restaurants acquisition.

Pre-opening Costs. Pre-opening costs were $412 thousand in the first twenty-six weeks of fiscal year 2018 primarily due to the anticipated opening of the Ruth’s Chris Steak House Restaurants in Jersey City, NJ which is expected to open in the third quarter of fiscal year 2018.  Pre-opening costs were $1.4 million in the first twenty-six weeks of fiscal year 2017 primarily due to the openings of two new Company-owned restaurants in Waltham, MA and Cleveland, OH, which opened in the first quarter of 2017.

Interest Expense. Interest expense increased $459 thousand to $783 thousand in the first twenty-six weeks of fiscal year 2018 from the first twenty-six weeks of fiscal year 2017 primarily due to higher than average debt balances during the first twenty-six weeks of fiscal year 2018 compared to the first twenty-six weeks of fiscal year 2017.

Other Income and Expense. During the first twenty-six weeks of fiscal year 2018, we recognized other income of $34 thousand which is consistent with the amount of other income recognized during the first twenty-six weeks of fiscal year 2017 of $39 thousand.

Income Tax Expense. During the first twenty-six weeks of fiscal year 2018, we recognized income tax expense of $4.1 million. During the first twenty-six weeks of fiscal year 2017, we recognized income tax expense of $8.6 million. The effective tax rate, including the impact of discrete items, decreased to 15.2% for the first twenty-six weeks of fiscal year 2018 compared to 31.3% for the first twenty-six weeks of fiscal year 2017.  The effective tax rate decreased in the first twenty-six weeks of fiscal year 2018 primarily due to the 2017 Tax  Act which was signed into law on December 22, 2017.  The 2017 Tax Act significantly revised U.S. tax law, and included many changes that impacted the Company, most notably a reduction of the statutory corporate tax rate from 35% to 21%.  Fiscal year 2018 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2018 to differ from the effective tax rate for the second quarter of fiscal year 2018.

Income (loss) from Continuing Operations. Income from continuing operations of $23.2 million in the first twenty-six weeks of fiscal year 2018 increased by $4.3 million compared to the first twenty-six weeks of fiscal year 2017 due to the factors noted above.

Loss from Discontinued Operations, net of income taxes.  Income from discontinued operations, net of income taxes, for the second of fiscal year 2018 was $22 thousand compared to a loss of $30 thousand during the second of fiscal year 2017.  The loss in the first twenty-six weeks of 2017 is primarily due to occupancy costs attributable to a closed Ruth’s Chris Steak House Restaurant offset by the collection of an occupancy related receivable at a closed Ruth’s Chris Steak House Restaurant.

Net Income. Net income was $23.2 million in the first twenty-six weeks of fiscal year 2018 and increased by $4.4 million compared to $18.9 million in the first twenty-six weeks of fiscal year 2017. The increase was largely attributable to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal sources of cash have been historically provided by our operating activities as well as periodic borrowings from our senior credit facility.  During the first twenty-six weeks of 2018 our principal uses of cash flow from operations were capital expenditures, dividend payments and the repurchase of common stock. Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our statement of cash flows.

In October 2017, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $60 million of outstanding common stock from time to time.  The new share repurchase program replaces the previous share repurchase program announced in April 2016, which was terminated.  During the first twenty-six weeks of fiscal year 2018, the Company repurchased 224,605 shares at an aggregate cost of $5.9 million or an average cost of $26.46 per share.  All repurchased shares were retired and cancelled.  As of July 1, 2018, $44.7 million remained available for future repurchases under the share repurchase program.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. We paid a quarterly cash dividend of $0.11 per share, or $3.4 million in the aggregate, during the second quarter of fiscal year 2018. On August 10, 2018, we announced that our Board of Directors declared a quarterly cash dividend of $0.11 per share, or $3.4 million in the aggregate, to be paid on September 6, 2018 to common and restricted stockholders of record as of the close of business on August 23, 2018. Future dividends will be subject to the approval of our Board of Directors.

We believe that our borrowing ability under our senior credit facility coupled with our anticipated cash flow from operations should provide us with adequate liquidity for the next 12 months.

Senior Credit Facility

As of July 1, 2018, we had $50.0 million of outstanding indebtedness under our senior credit facility with approximately $35.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. As of July 1, 2018, the weighted average interest rate on our outstanding debt was 3.6% and the weighted average interest rate on our outstanding letters of credit was 1.6%.  In addition, the fee on the unused portion of our senior credit facility was 0.2%.

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

The Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants requiring a minimum fixed coverage charge ratio and limiting our consolidated leverage ratio.  As of July 1, 2018, we were in compliance with all of the covenants in the Credit Agreement.  The Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company.  If any event of default occurs and is not cured within the applicable grace period, or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments under the Credit Agreement and the lenders’ commitments may be terminated. The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries (the Guarantors), and are secured by a lien on substantially all of our personal property assets other than any equity interest in current and future subsidiaries of the Company.

Under the Credit Agreement, restricted junior payments, which include cash dividend payments, repurchases of our equity securities and payments and prepayments of subordinated indebtedness, made subsequent to February 2, 2017 are limited to $100.0 million if our consolidated leverage ratio is greater than or equal to 2.00:1.00, and are not limited in amount if our consolidated leverage ratio is less than 2.00:1.00.  As of the date of this Quarterly Report on Form 10-Q, $48.0 million in junior restricted payments have been made since February 2, 2017.

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	26 Weeks Ended
	July 1,	June 25,
	2018	2017
Net cash provided by (used in):
Operating activities	$28,533	$31,184
Investing activities	(13,060)	(10,649)
Financing activities	(16,479)	(19,095)
Net (decrease) increase in cash and cash equivalents	$(1,006)	$1,440

Operating Activities. Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising, general and administrative costs and income taxes. Operating activities provided cash flow during the first twenty-six weeks of both fiscal years 2018 and 2017 primarily because operating revenues exceeded cash-based expenses.

Investing Activities. Cash used in investing activities aggregated $13.1 million in the first twenty-six weeks of fiscal year 2018 compared with $10.6 million cash used in the first twenty-six weeks of fiscal year 2017.  Cash used in investing projects during the first twenty-six weeks of fiscal year 2018 primarily pertained to $4.1 million for restaurant remodel and capital replacement projects, and $5.0 million for new restaurants that are anticipated to open in 2018. Cash used in investing activities during the first twenty-six weeks of fiscal year 2017 primarily pertained to $2.9 million for restaurant remodel and capital replacement projects and $5.7 million for new restaurants.

Financing Activities. Financing activities used cash during the first twenty-six weeks of both fiscal years 2018 and 2017. During the first twenty-six weeks of fiscal year 2018, we:  paid dividends of $6.8 million; used $5.9 million to repurchase common stock; and paid $3.8 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options. We paid the $3.8 million in taxes in connection with the vesting of restricted stock and the exercise of stock options because some recipients elected to satisfy their individual tax withholding obligations by having us withhold a number of vested shares of restricted stock and/or a number of shares otherwise issuable pursuant to stock options.   During the first twenty-six weeks of fiscal year 2017, we:  decreased the debt outstanding under our senior credit facility by $4.0 million; used $8.4 million to repurchase common stock; paid dividends of $5.7 million; and paid $1.4 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options.

Off-Balance Sheet Arrangements

As of July 1, 2018, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. Other than the adoption of Topic 606 (see Note 2), there have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first twenty-six weeks of fiscal year 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At July 1, 2018, the Company had $50.0 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2018 of approximately $500 thousand.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first twenty-six weeks of fiscal years 2018 and 2017, franchise income attributable to international locations was approximately $1.4 million in each year.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices, which in the past have been volatile and have impacted the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. During the second quarter of 2018, the Company entered into negotiated set pricing for approximately 25% of its beef requirements from mid-August 2018 through mid-February 2019 at a price approximately 7.0% below prior year. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected.  Holding other variables constant, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $2.0 million to $2.5 million for the remainder of fiscal year 2018.

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

Effects of Healthcare Inflation

The Company is exposed to market price fluctuations related to the cost of providing healthcare to its employees.  Claim trends are predicted to outpace inflation throughout the upcoming year.  Pharmacy costs are also rising in excess of general and medical cost inflation.  If prices increase, or the Company experiences significantly more claims, operating margin could be materially adversely affected. Holding other variables constant, a hypothetical 10% fluctuation in healthcare costs would have an approximate impact on pre-tax earnings of approximately $500 thousand for the remainder of 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 1, 2018. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2018 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended July 1, 2018, except for the addition of internal controls around the adoption of Topic 606, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the fiscal quarter ended July 1, 2018 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value that May Yet be Purchased under the Program – Amounts in thousands

April 2, 2018 to May 6, 2018	—	—	—	$50,655
May 7, 2018 to June 3, 2018	213,469	$26.46	213,469	$45,007
June 4, 2018 to July 1, 2018	11,136	26.44	11,136	$44,712
Totals for the fiscal quarter	224,605	$26.46	224,605	$44,712

On November 3, 2017, the Company announced that its Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors. The share repurchase program replaced the Company’s previous share repurchase program announced in April 2016, which was terminated. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and has no termination date. The Company intends to conduct any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. The Company’s ability to make future stock purchases under the program is currently limited by our Credit Agreement. Under our Credit Agreement, we are limited to $100.0 million of junior stock payments, which include cash dividends, repurchases of common stock and prepayments of subordinated indebtedness, if our consolidated leverage ratio is greater than or equal to 2.00:1.00.  As of July 1, 2018, $48.0 million of such payments had been made.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated June 4, 2018 between the Company and Cheryl J. Henry (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 4, 2018).

10.2

Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated June 4, 2018 between the Company and Michael A. O’Donnell (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 4, 2018).

10.3	Form of Restricted Stock Unit Award Agreement (Director Award) under the Company’s 2018 Omnibus Incentive Plan (filed herewith).

10.4	Form of Restricted Stock Unit Award Agreement (Performance Award) under the Company’s 2018 Omnibus Incentive Plan (filed herewith).

10.5	Form of Restricted Stock Unit Award Agreement (Tenure Award) under the Company’s 2018 Omnibus Incentive Plan (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: August 10, 2018