Form 10-Q
period 2018-09-30
Ruths Hospitality Group, Inc.
filed 2018-11-02
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

The number of shares outstanding of the registrant’s common stock as of October 26, 2018 was 30,809,350, which includes 1,078,571 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$4,877	$4,051
Accounts receivable, less allowance for doubtful accounts 2018 - $371; 2017 - $361	11,332	21,626
Inventory	7,989	8,688
Prepaid expenses and other	2,393	2,680
Total current assets	26,591	37,045
Property and equipment, net of accumulated depreciation 2018 - $155,895; 2017 - $144,373	120,813	112,212
Goodwill	36,522	36,522
Franchise rights, net of accumulated amortization 2018 - $1,819; 2017 - $396	45,399	46,822
Other intangibles, net of accumulated amortization 2018 - $1,341; 2017 - $1,181	4,915	3,904
Deferred income taxes	4,949	4,947
Other assets	582	644
Total assets	$239,771	$242,096
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$6,537	$10,510
Accrued payroll	14,130	15,903
Accrued expenses	7,779	11,203
Deferred revenue	36,794	42,596
Other current liabilities	3,541	8,313
Total current liabilities	68,781	88,525
Long-term debt	54,000	50,000
Deferred rent	23,004	21,993
Unearned franchise fees	2,803	—
Other liabilities	1,897	2,074
Total liabilities	150,485	162,592
Commitments and contingencies (Note 11)	—	—

Common stock, par value $.01 per share; 100,000,000 shares authorized, 29,730,779 shares issued and outstanding at September 30, 2018, 29,645,790 shares issued and outstanding at December 31, 2017	297	296
Additional paid-in capital	72,479	77,017
Retained earnings	16,510	2,191
Treasury stock, at cost; 71,950 shares at September 30, 2018 and December 31, 2017	—	—
Total shareholders' equity	89,286	79,504
Total liabilities and shareholders' equity	$239,771	$242,096

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended		39 Weeks Ended
	September 30,	September 24,	September 30,	September 24,
	2018	2017	2018	2017

Revenues:
Restaurant sales	$93,488	$79,442	$307,390	$273,042
Franchise income	4,030	4,218	12,905	12,865
Other operating income	1,497	1,507	4,880	4,813

Total revenues	99,015	85,167	325,175	290,720

Costs and expenses:
Food and beverage costs	26,440	25,319	86,894	82,012
Restaurant operating expenses	49,626	42,595	151,328	133,046
Marketing and advertising	3,813	3,197	11,930	9,056
General and administrative costs	8,809	7,096	27,056	23,267
Depreciation and amortization expenses	4,628	3,852	13,762	11,089
Pre-opening costs	845	121	1,258	1,473

Total costs and expenses	94,161	82,180	292,228	259,943

Operating income	4,854	2,987	32,947	30,777

Other income (expense):
Interest expense, net	(470)	(197)	(1,253)	(521)
Other	(65)	(6)	(31)	33

Income from continuing operations before income tax expense	4,319	2,784	31,663	30,289
Income tax expense	727	1,017	4,873	9,632

Income from continuing operations	3,592	1,767	26,790	20,657
Income (loss) from discontinued operations, net of income taxes	9	(71)	30	(101)

Net income	$3,601	$1,696	$26,820	$20,556

Basic earnings (loss) per common share:
Continuing operations	$0.12	$0.06	$0.90	$0.68
Discontinued operations	—	—	—	(0.01)
Basic earnings per share	$0.12	$0.06	$0.90	$0.67

Diluted earnings (loss) per common share:
Continuing operations	$0.12	$0.06	$0.88	$0.67
Discontinued operations	—	(0.01)	—	(0.01)
Diluted earnings per share	$0.12	$0.05	$0.88	$0.66

Shares used in computing earnings per common share:
Basic	29,720,472	30,348,180	29,708,055	30,490,554
Diluted	30,358,284	30,877,192	30,370,193	31,040,640

Cash dividends declared per common share	$0.11	$0.09	$0.33	$0.27

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

(Amounts in thousands)

			Additional	Retained Earnings
	Common Stock		Paid-in	(Accumulated	Treasury Stock		Shareholders'
	Shares	Value	Capital	Deficit)	Shares	Value	Equity
Balance at December 31, 2017	29,646	$296	$77,017	$2,191	72	$—	$79,504
Net income	—	—	—	26,820	—	—	26,820
Cash dividends	—	—	—	(10,176)	—	—	(10,176)
Repurchase of common stock	(225)	(2)	(5,941)	—	—	—	(5,943)
Shares issued under stock compensation plan net of shares withheld for tax effects	309	3	(4,317)	—	—	—	(4,314)
Stock-based compensation	—	—	5,720	—	—	—	5,720
Cumulative effect of a change in accounting principle (Note 2)	—	—	—	(2,324)	—	—	(2,324)
Balance at September 30, 2018	29,730	$297	$72,479	$16,510	72	$—	$89,286

Balance at December 25, 2016	30,549	$305	$95,266	$(16,562)	72	$—	$79,009
Net income	—	—	—	20,556	—	—	20,556
Cash dividends	—	—	—	(8,568)	—	—	(8,568)
Repurchase of common stock	(719)	(7)	(14,536)	—	—	—	(14,543)
Shares issued under stock compensation plan net of shares withheld for tax effects	263	3	(1,167)	—	—	—	(1,164)
Stock-based compensation	—	—	5,080	—	—	—	5,080
Balance at September 24, 2017	30,093	$301	$84,643	$(4,575)	72	$—	$80,369

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	39 Weeks Ended
	September 30,	September 24,
	2018	2017
Cash flows from operating activities:
Net income	$26,820	$20,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,762	11,089
Deferred income taxes	744	4,472
Non-cash interest expense	62	97
Loss on the disposal of property and equipment, net	21	—
Debt issuance costs written-off	—	16
Amortization of below market lease	59	—
Stock-based compensation expense	5,720	5,080
Changes in operating assets and liabilities:
Accounts receivable	10,295	11,002
Inventories	700	149
Prepaid expenses and other	287	217
Other assets	—	356
Accounts payable and accrued expenses	(9,797)	(6,064)
Deferred revenue	(6,070)	(10,671)
Deferred rent	834	493
Other liabilities	(2,895)	(1,702)
Net cash provided by operating activities	40,542	35,090
Cash flows from investing activities:
Acquisition of property and equipment	(22,113)	(14,326)
Acquisition of intangible assets	(1,171)	—
Net cash used in investing activities	(23,284)	(14,326)
Cash flows from financing activities:
Principal borrowings on long-term debt	23,000	26,000
Principal repayments on long-term debt	(19,000)	(21,000)
Repurchase of common stock	(5,943)	(14,543)
Cash dividend payments	(10,176)	(8,568)
Tax payments from the vesting of restricted stock and option exercises	(4,342)	(2,079)
Proceeds from the exercise of stock options	29	913
Deferred financing costs	—	(413)
Net cash used in financing activities	(16,432)	(19,690)
Net increase in cash and cash equivalents	826	1,074
Cash and cash equivalents at beginning of period	4,051	3,788
Cash and cash equivalents at end of period	$4,877	$4,862
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$1,204	$405
Income taxes	$6,730	$6,539
Noncash investing and financing activities:
Accrued acquisition of property and equipment	$1,253	$1,023

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the Company) as of September 30, 2018 and December 31, 2017 and for the thirteen and thirty-nine week periods ended September 30, 2018 and September 24, 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The condensed consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of September 30, 2018, there were 155 Ruth’s Chris Steak House restaurants, including 78 Company-owned restaurants, two restaurants operating under contractual agreements and 75 franchisee-owned restaurants, including 20 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Panama, Singapore and Taiwan. All Company-owned restaurants are located in the United States.  A new Company-owned Ruth’s Chris Steak House restaurant was opened in Jersey City, NJ in August 2018.  Subsequent to the end of the quarter a franchisee-owned Ruth’s Chris Steak House restaurant was closed in Panama City, Panama.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended September 30, 2018 and September 24, 2017 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the SEC’s rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended September 30, 2018 and September 24, 2017 each contained thirteen weeks and are referred to herein as the third quarter of fiscal year 2018 and the third quarter of fiscal year 2017, respectively. Fiscal year 2018 is a 52-week year.  Fiscal year 2017 was a 53-week year.

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

Recent Accounting Pronouncements for Future Application

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset.  The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  This update is effective for annual and interim periods beginning after December 15, 2018, which will require the Company to adopt these provisions in the first quarter of fiscal year 2019.  In July 2018, the FASB issued ASU 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This transition method option is in addition to the existing transition method of using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating which transition method it will use. The Company’s restaurants operate under facility lease agreements that provide for material future lease payments.  The restaurant facility leases comprise the majority of the Company’s material lease agreements.  The Company is currently evaluating the effect of the standard on its ongoing financial reporting, but expects that the adoption of ASU 2016-02 will have a material effect on its consolidated financial statements.  The Company expects that the most significant changes relate to 1) the recognition of new right–of–use assets and lease liabilities on the consolidated balance sheet for restaurant facility operating leases; and 2) the derecognition of existing lease liabilities on the consolidated balance sheet related to scheduled rent increases.  The Company is implementing a new lease software program as a part of its adoption of ASU 2016-02.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).  This update aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  This update is effective for the Company in the first quarter of fiscal year 2021.  We do not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

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

Franchise Income.  Prior to the adoption of Topic 606, the Company recognized franchise development and opening fees when a franchisee-owned restaurant opened.  Under Topic 606, the Company now recognizes franchise development and opening specific fees over the life of the applicable franchise agreements.  The Company increased its deferred revenue liability by $3.1 million, increased its deferred tax assets by $746 thousand and decreased the opening balance of shareholders’ equity by $2.3 million for previously recognized franchise development and opening fees that will now be recognized over the life of the applicable franchise agreements.  The adoption of Topic 606 also impacts the classification of advertising contributions from franchisees.  Prior to the adoption of Topic 606, the Company recorded advertising contributions from franchisees as a liability against which specific marketing and advertising costs were charged, which reduced the Company’s marketing expense on the consolidated statements of income.  Under Topic 606, advertising contributions from franchisees are classified as franchise income on the consolidated statements of income in fiscal year 2018.  The Company recognized $1.1 million of advertising contributions from franchisees in the thirty-nine weeks of fiscal year 2018.  Because of the offsetting adjustments, the reclassification of advertising contributions from franchisees will have no impact to the Company’s net income for fiscal year 2018.

Gift Cards.  Under Topic 606, the Company now classifies certain discounts recognized on the sale of gift cards, historically recognized as marketing expense, as a reduction to restaurant sales on the consolidated statements of income.  The reclassification of discounts recognized on the sale of gift cards from marketing expense to restaurant sales on the consolidated statements of income totaled $696 thousand in the first thirty-nine weeks of fiscal year 2018.  Because of the offsetting adjustments, the reclassification of discounts recognized on the sale of gift cards will have no impact to the Company’s net income for fiscal year 2018.

Impacts on Financial Statements

The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements for the first thirty-nine weeks of fiscal year 2018.

	September 30, 2018 As Reported	Adjustments	Balances without adoption of Topic 606
Assets
Current assets:
Cash and cash equivalents	$4,877	$—	$4,877
Accounts receivable, less allowance for doubtful accounts 2018 - $371; 2017 - $361	11,332	—	11,332
Inventory	7,989	—	7,989
Prepaid expenses and other	2,393	—	2,393
Total current assets	26,591	—	26,591
Property and equipment, net of accumulated depreciation 2018 - $155,895; 2017 - $144,373	120,813	—	120,813
Goodwill	36,522	—	36,522
Franchise rights, net of accumulated amortization 2018 - $1,819; 2017 - $396	45,399	—	45,399
Other intangibles, net of accumulated amortization 2018 - $1,341; 2017 - $1,181	4,915	—	4,915
Deferred income taxes	4,949	(718)	4,231
Other assets	582	—	582
Total assets	$239,771	$(718)	$239,053
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$6,537	$—	$6,537
Accrued payroll	14,130	—	14,130
Accrued expenses	7,779	—	7,779
Deferred revenue	36,794	(126)	36,668
Other current liabilities	3,541	—	3,541
Total current liabilities	68,781	(126)	68,655
Long-term debt	54,000	—	54,000
Deferred rent	23,004	—	23,004
Unearned franchise fees	2,803	(2,803)	—
Other liabilities	1,897	—	1,897
Total liabilities	150,485	(2,929)	147,556
Commitments and contingencies	—	—	—
Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 29,730,779 shares issued and outstanding at September 30, 2018, 29,645,790 shares issued and outstanding at December 31, 2017	297	—	297
Additional paid-in capital	72,479	—	72,479
Retained earnings	16,510	2,211	18,721
Treasury stock, at cost; 71,950 shares at September 30, 2018 and December 31, 2017	—	—	—
Total shareholders' equity	89,286	2,211	91,497

Total liabilities and shareholders' equity	$239,771	$(718)	$239,053

	13 Weeks Ended September 30, 2018				39 Weeks Ended September 30, 2018
				Balances without				Balances without
	As Reported	Adjustments		adoption of Topic 606	As Reported	Adjustments		adoption of Topic 606
Revenues:
Restaurant sales	$93,488	$226	(1)	$93,714	$307,390	$696	(1)	$308,086
Franchise income	4,030	(415)	(2)	3,615	12,905	(1,265)	(2)	11,640
Other operating income	1,497	—		1,497	4,880	—		4,880

Total revenues	99,015	(189)		98,826	325,175	(569)		324,606

Costs and expenses:
Food and beverage costs	26,440	—		26,440	86,894	—		86,894
Restaurant operating expenses	49,626	—		49,626	151,328	—		151,328
Marketing and advertising	3,813	(133)	(3)	3,680	11,930	(427)	(3)	11,503
General and administrative costs	8,809	—		8,809	27,056	—		27,056
Depreciation and amortization expenses	4,628	—		4,628	13,762	—		13,762
Pre-opening costs	845	—		845	1,258	—		1,258
Total costs and expenses	94,161	(133)		94,028	292,228	(427)		291,801

Operating income	4,854	(56)		4,798	32,947	(142)		32,805

Other income (expense):
Interest expense, net	(470)	—		(470)	(1,253)	—		(1,253)
Other	(65)	—		(65)	(31)	—		(31)

Income from continuing operations before income tax expense	4,319	(56)		4,263	31,663	(142)		31,521
Income tax expense	727	(14)	(4)	713	4,873	(35)	(4)	4,838

Income from continuing operations	3,592	(42)		3,550	26,790	(107)		26,683
Income from discontinued operations, net of income taxes	9	—		9	30	—		30

Net income	$3,601	$(42)		$3,559	$26,820	$(107)		$26,713
(1)

The reclassification of discounts recognized on the sale of gift cards from marketing expense to restaurant sales on the consolidated statements of income totaled $226 thousand in the third quarter of fiscal year 2018 and $696 thousand in the first thirty-nine weeks of fiscal year 2018.

(2)

In the third quarter of fiscal year 2018, the Company recognized $359 thousand of advertising contributions from franchisees and $56 thousand of franchise development and opening fees in excess of fees that would have been recognized had Topic 606 not been adopted.  In the first thirty-nine weeks of fiscal year 2018, the Company recognized $1.1 million of advertising contributions from franchisees and $142 thousand of franchise development and opening fees in excess of fees that would have been recognized had Topic 606 not been adopted.

(3)

The Company recognized $359 thousand of advertising contributions from franchisees in the third quarter of fiscal year 2018 and $1.1 million and of advertising contributions from franchisees in the first thirty-nine weeks of fiscal year 2018 which prior to the adoption of Topic 606 were recognized as a reduction to marketing and advertising expense.  Discounts recognized on the sale of gift cards were reclassified from marketing expense to restaurant sales on the consolidated statements of income, which totaled $226 thousand in the third quarter of fiscal year 2018 and $696 thousand in the first thirty-nine weeks of fiscal year 2018.

(4)	Income tax expense related to the pre-tax income impact of the adjustments is calculated using the Company’s marginal federal and state income tax rates.

	39 Weeks Ended September 30, 2018 As Reported	Adjustments	Balances without adoption of Topic 606
Cash flows from operating activities:
Net income	$26,820	$(107)	$26,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,762	—	13,762
Deferred income taxes	744	—	744
Non-cash interest expense	62	—	62
Loss on the disposal of property and equipment, net	21	—	21
Debt issuance costs written-off	—	—	—
Amortization of below market lease	59	—	59
Stock-based compensation expense	5,720	—	5,720
Changes in operating assets and liabilities:
Accounts receivable	10,295	—	10,295
Inventories	700	—	700
Prepaid expenses and other	287	—	287
Other assets	—	—	—
Accounts payable and accrued expenses	(9,797)	—	(9,797)
Deferred revenue	(6,070)	142	(5,928)
Deferred rent	834	—	834
Other liabilities	(2,895)	(35)	(2,930)
Net cash provided by operating activities	40,542	—	40,542

Net cash used in investing activities	(23,284)	—	(23,284)

Net cash used in financing activities	(16,432)	—	(16,432)

Net increase in cash and cash equivalents	$826	—	$826

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

In the following tables, the Company’s revenue is disaggregated by major component for each category on the consolidated statements of income.

13 Weeks Ended September 30, 2018:	Domestic	International	Total Revenue
Restaurant sales	$93,488	$—	$93,488
Franchise income	3,391	639	4,030
Other operating income	1,497	—	1,497
Total revenue	$98,376	$639	$99,015

13 Weeks Ended September 24, 2017:	Domestic	International	Total Revenue
Restaurant sales	$79,442	$—	$79,442
Franchise income	3,534	684	4,218
Other operating income	1,507	—	1,507
Total revenue	$84,483	$684	$85,167

39 Weeks Ended September 30, 2018:	Domestic	International	Total Revenue
Restaurant sales	$307,390	$—	$307,390
Franchise income	10,849	2,056	12,905
Other operating income	4,880	—	4,880
Total revenue	$323,119	$2,056	$325,175

39 Weeks Ended September 24, 2017:	Domestic	International	Total Revenue
Restaurant sales	$273,042	$—	$273,042
Franchise income	10,737	2,128	12,865
Other operating income	4,813	—	4,813
Total revenue	$288,592	$2,128	$290,720

The following table provides information about receivables and deferred revenue liabilities from contracts with customers (in thousands).

	September 30,	December 31,
	2018	2017
Accounts receivable, less allowance for doubtful accounts 2018 - $371; 2017 - $361	$10,736	$21,130
Deferred revenue	$36,794	$42,596
Unearned franchise fees	$2,803	$—

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the first thirty-nine weeks of fiscal year 2018 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 31, 2017	$42,596	$—
Increase (decrease) due to the cumulative effect of adopting Topic 606	(22)	3,092
Decreases in the beginning balance from gift card redemptions	(24,549)	—
Increases due to proceeds received, excluding amounts recognized during the period	18,709	—
Decreases due to recognition of franchise development and opening fees	—	(292)
Other	60	3
Balance at September 30, 2018	$36,794	$2,803

The projected recognition of revenue related to deferred franchise development and opening fees is as follows (in thousands).

	Balance as of	Fiscal Year	Fiscal Year	Fiscal Years	More Than
	January 1, 2018	2018	2019	2020-2022	5 Years
Franchise development and opening fees	$3,320	$348	$226	$677	$2,069

(3) Hawaii Acquisition

On December 12, 2017 the Company completed the acquisition of substantially all of the assets of six franchisee-owned Ruth’s Chris Steak House restaurants located in Hawaii (the “Hawaiian Restaurants”) for a cash purchase price of $35.4 million.  The acquisition was funded with borrowings under the Company’s senior credit facility.

The assets and liabilities of the Hawaiian Restaurants were recorded at their respective fair values as of the date of the acquisition.  The fair values recorded for the assets of the Hawaiian Restaurants, including working capital, restaurant related fixed assets, leasehold improvements, franchise rights and goodwill, are based on preliminary valuations and are subject to adjustments as additional information is obtained.  The Company is in the process of confirming the fair values using a combination of internal analysis and third party valuations.  Once the process is complete, any adjustments to fair value of assets acquired or liabilities assumed may also result in adjustments to goodwill.  The preliminary allocation of the purchase price did not change during the first thirty-nine weeks of fiscal year 2018.

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

As a result of the acquisition and related integration efforts, we incurred expenses of approximately $1.3 million during the first thirty-nine weeks of fiscal year 2018, which are included in general and administrative expenses in the Company’s consolidated statements of income.

(4) Long-term Debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Senior Credit Facility:
Revolving credit facility	$54,000	$50,000
Less current maturities	—	—
	$54,000	$50,000

As of September 30, 2018, the Company had $54.0 million of outstanding indebtedness under its senior credit facility with approximately $31.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. As of

September 30, 2018, the weighted average interest rate on the Company’s outstanding debt was 3.7% and the weighted average interest rate on its outstanding letters of credit was 1.6%.  In addition, the fee on the Company’s senior credit facility was 0.2%.

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

(5) Shareholders’ Equity

In October 2017, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $60 million of outstanding common stock from time to time.  The share repurchase program replaced the previous share repurchase program announced in April 2016, which was terminated.  During the first thirty-nine weeks of fiscal year 2018, 224,605 shares were repurchased at an aggregate cost of $5.9 million, or an average cost of $26.46 per share.  As of September 30, 2018, $44.7 million remained available for future purchases under the share repurchase program.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2018
February 21, 2018	$0.11	March 8, 2018	$3,390	March 22, 2018
May 4, 2018	$0.11	May 24, 2018	$3,397	June 7, 2018
August 10, 2018	$0.11	August 23, 2018	$3,389	September 6, 2018

Fiscal Year 2017
February 17, 2017	$0.09	February 23, 2017	$2,862	March 9, 2017
May 5, 2017	$0.09	May 18, 2017	$2,862	June 1, 2017
July 28, 2017	$0.09	August 10, 2017	$2,844	August 24, 2017

Subsequent to the end of the third quarter of fiscal year 2018, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.11 per common and restricted share, or approximately $3.4 million in the aggregate based on the number of shares currently outstanding, payable on November 29, 2018 to stockholders of record as of the close of business on November 15, 2018.

Outstanding unvested restricted stock is not included in common stock outstanding amounts. Restricted stock outstanding as of September 30, 2018 aggregated 1,076,906 shares.

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of

September 30, 2018 and December 31, 2017 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

The Company did not have any non-financial assets measured at fair value on a non-recurring basis as of September 30, 2018.  The Company’s non-financial assets measured at fair value on a non-recurring basis as of December 31, 2017 were as follows:

	Fair Value as of December 31, 2017	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment
Long-lived assets held for sale	$—	$—	$—	$3,904

(7) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment. The Company does not rely on any major customers as a source of revenue. The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of September 30, 2018, (i) the Company-owned steakhouse restaurant segment included 78 Ruth’s Chris Steak House restaurants and two Ruth’s Chris Steak House restaurants operating under contractual agreements and (ii) the franchise operations segment included 75 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the Company-owned steakhouse segment for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment.

Segment information related to the Company’s two reportable business segments follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 30,	September 24,	September 30,	September 24,
	2018	2017	2018	2017
Revenues:
Company-owned steakhouse restaurants	$94,481	$80,390	$310,181	$275,732
Franchise operations	4,030	4,218	12,905	12,865
Unallocated other revenue and revenue discounts	504	559	2,089	2,123
Total revenues	$99,015	$85,167	$325,175	$290,720

Segment profits:
Company-owned steakhouse restaurants	$18,415	$12,476	$71,959	$60,674
Franchise operations	4,030	4,218	12,905	12,865
Total segment profit	22,445	16,694	84,864	73,539

Unallocated operating income	504	559	2,089	2,123
Marketing and advertising expenses	(3,813)	(3,197)	(11,930)	(9,056)
General and administrative costs	(8,809)	(7,096)	(27,056)	(23,267)
Depreciation and amortization expenses	(4,628)	(3,852)	(13,762)	(11,089)
Pre-opening costs	(845)	(121)	(1,258)	(1,473)
Interest expense, net	(470)	(197)	(1,253)	(521)
Other income	(65)	(6)	(31)	33
Income from continuing operations before income tax expense	$4,319	$2,784	$31,663	$30,289

Capital expenditures:
Company-owned steakhouse restaurants	$9,574	$3,600	$20,615	$13,592
Corporate assets	650	77	1,498	734
Total capital expenditures	$10,224	$3,677	$22,113	$14,326

	September 30,	December 31,
	2018	2017
Total assets:
Company-owned steakhouse restaurants	$229,285	$223,354
Franchise operations	2,178	3,021
Corporate assets - unallocated	3,359	10,774
Deferred income taxes - unallocated	4,949	4,947
Total assets	$239,771	$242,096

(8) Stock-Based Employee Compensation

On May 15, 2018, the Company’s stockholders approved a new 2018 Omnibus Incentive Plan (“2018 Plan”) which replaces the Amended and Restated 2005 Equity Incentive Plan (“2005 Plan”), which expired on May 30, 2018.  The 2018 Plan authorizes 2.5 million shares reserved for future grants.  Awards that were previously awarded under the 2005 Plan that are forfeited or cancelled in the future will be made available for grant or issuance under the 2018 Plan.  The 1,649,394 shares that were authorized but unissued under the 2005 Plan as of May 15, 2018 were cancelled.  As of September 30, 2018, there were 7,465 shares of common stock issuable upon exercise of currently outstanding options, and 947,906 currently outstanding unvested restricted stock awards under the 2005 Plan.  As of September 30, 2018, the 2018 Plan has 2,464,826 shares available for future grants. During the first thirty-nine weeks of fiscal year 2018, the Company issued 355,843 restricted stock awards to directors, officers and other employees of the Company. Of the 355,843 restricted stock awards issued during the first thirty-nine weeks of fiscal year 2018, 36,718 shares will vest in fiscal year 2019, 99,700 shares will vest in fiscal year 2020, 97,093 shares will vest in fiscal year 2021, 41,666 will vest in 2022 and 80,666 will vest in 2023.  Total stock compensation expense recognized during the first thirty-nine weeks of fiscal years 2018 and 2017 was $5.7 million and $5.1 million, respectively.

(9) Income Taxes

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	39 Weeks Ended
	September 30,	September 24,
	2018	2017
Income tax expense at statutory rates	21.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	3.6%	3.0%
Federal employment tax credits	(9.6%)	(7.0%)
Other	0.4%	0.8%
Effective tax rate	15.4%	31.8%

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

(10) Earnings Per Share

The following table sets forth the computation of earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended		39 Weeks Ended
	September 30,	September 24,	September 30,	September 24,
	2018	2017	2018	2017
Income from continuing operations	$3,592	$1,767	$26,790	$20,657
Income (loss) from discontinued operations, net of income taxes	9	(71)	30	(101)
Net income	$3,601	$1,696	$26,820	$20,556
Shares:
Weighted average number of common shares outstanding - basic	29,720,472	30,348,180	29,708,055	30,490,554
Weighted average number of common shares outstanding - diluted	30,358,284	30,877,192	30,370,193	31,040,640

Basic earnings (loss) per common share:
Continuing operations	$0.12	$0.06	$0.90	$0.68
Discontinued operations	—	—	—	(0.01)
Basic earnings per common share	$0.12	$0.06	$0.90	$0.67

Diluted earnings (loss) per common share:
Continuing operations	$0.12	$0.06	$0.88	$0.67
Discontinued operations	—	(0.01)	—	(0.01)
Diluted earnings per common share	$0.12	$0.05	$0.88	$0.66

There were no anti-dilutive shares in the third quarters of fiscal year 2018 and 2017.  Diluted earnings per share for the first thirty-nine weeks of fiscal year 2018 and 2017 excludes restricted shares of 727 and 857, respectively, which were outstanding during the period but were anti-dilutive and had a weighted average exercise price of $0 and $21.60 per share, respectively.

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

The Company sold eighteen Mitchell’s Fish Markets and three Mitchell’s/Cameron’s Steakhouse restaurants (Mitchell’s Restaurants) on January 21, 2015 to Landry’s Inc. and Mitchell’s Entertainment, Inc., an affiliate of Landry’s Inc. (together with Landry’s Inc., Landry’s).  The Company guaranteed Landry’s lease obligations aggregating $27.9 million under seven of the Mitchell’s Restaurant’s leases.  The Company did not record a financial accounting liability for the lease guarantees, because the likelihood of Landry’s defaulting on the lease agreements was deemed to be remote.  Landry’s also indemnified the Company in the event of a default under any of the leases.

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

Overview

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of September 30, 2018, there were 155 Ruth’s Chris Steak House restaurants, including 78 Company-owned restaurants, two restaurants operating under contractual agreements and 75 franchisee-owned restaurants. A new Company-owned Ruth’s Chris Steak House restaurant was opened in Jersey City, NJ in August 2018.  Subsequent to the end of the third quarter 2018 a franchisee-owned Ruth’s Chris Steak House restaurant was closed in Panama City, Panama.

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

	13 Weeks Ended		39 Weeks Ended
	September 30,	September 24,	September 30,	September 24,
	2018	2017	2018	2017
Revenues:
Restaurant sales	94.4%	93.2%	94.5%	93.9%
Franchise income	4.1%	5.0%	4.0%	4.4%
Other operating income	1.5%	1.8%	1.5%	1.7%
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	28.3%	31.9%	28.3%	30.0%
Restaurant operating expenses (percentage of restaurant sales)	53.1%	53.6%	49.2%	48.7%
Marketing and advertising	3.9%	3.8%	3.7%	3.1%
General and administrative costs	8.9%	8.3%	8.3%	8.0%
Depreciation and amortization expenses	4.7%	4.5%	4.2%	3.8%
Pre-opening costs	0.9%	0.1%	0.4%	0.5%
Total costs and expenses	95.1%	96.5%	89.9%	89.4%
Operating income	4.9%	3.5%	10.1%	10.6%

Other income (expense):
Interest expense, net	(0.5%)	(0.2%)	(0.4%)	(0.2%)
Other	(0.1%)	—	—	—
Income from continuing operations before income tax expense	4.3%	3.3%	9.7%	10.4%
Income tax expense	0.7%	1.2%	1.5%	3.3%
Income from continuing operations	3.6%	2.1%	8.2%	7.1%
Loss from discontinued operations, net of income taxes	—	(0.1%)	—	—
Net income	3.6%	2.0%	8.2%	7.1%

Third Quarter Ended September 30, 2018 (13 Weeks) Compared to Third Quarter Ended September 24, 2017 (13 Weeks)

Overview. Operating income increased by $1.9 million, or 62.5%, to $4.9 million for the third quarter of fiscal year 2018 from the third quarter of fiscal year 2017. Operating income for the third quarter of fiscal year 2018 was favorably impacted by a $14.0 million increase in restaurant sales partially offset by a $7.0 million increase in restaurant operating expenses, a $1.7 million increase in general and administrative costs, a $1.1 million increase in food and beverage costs, a $776 thousand increase in depreciation and amortization, a $724 thousand increase in pre-opening expenses and a $616 thousand increase in marketing and advertising expenses. Income from continuing operations increased from the third quarter of fiscal year 2017 by $1.8 million to $3.6 million.  Net income increased from the third quarter of fiscal year 2017 by $1.9 million to $3.6 million.

Segment Profits. Segment profitability information is presented in Note 7 to the condensed consolidated financial statements. Not all operating expenses are allocated to operating segments.  The Ruth’s Chris Steak House Company-owned restaurants, which are all located in the United States, are managed as an operating segment. The Ruth’s Chris concept operates within the full-service dining industry, providing similar products to similar customers. The franchise operations are reported as a separate operating segment. Segment profits for the third quarter of fiscal year 2018 for the Company-owned steakhouse restaurant segment increased by $5.9 million to $18.4 million from the third quarter of fiscal year 2017. The increase was driven primarily by a $14.1 million increase in restaurant sales offset by a $7.0 million increase in restaurant operating expenses and a $1.1 million increase in food and beverage costs.  Franchise income decreased $188 thousand in the third quarter of fiscal year 2018 compared to the third quarter of fiscal year 2017.

Restaurant Sales.  Restaurant sales increased by $14.0 million, or 17.7%, to $93.5 million in the third quarter of fiscal year 2018 from the third quarter of fiscal year 2017.  The increase was driven by a $10.5 million increase in restaurant sales from new restaurants, including the acquired Hawaii Restaurants, and a 3.7% increase in Company-owned comparable restaurant sales which consisted of an average check increase of 2.1% and a traffic increase of 1.5%.  During the third quarter of 2017 Hurricanes Harvey and Irma negatively impacted Company-owned comparable restaurant sales by approximately 150 to 200 basis points, driven by 64 lost operating days.

Franchise Income. Franchise income in the third quarter of fiscal year 2018 decreased $188 thousand compared to the third quarter of fiscal year 2017.  The acquisition of the Hawaii Restaurants decreased sales based royalty income by $445 thousand.  This was offset by the reclassification of franchisee advertising fees of $359 thousand from marketing and advertising expense to franchise income in accordance with Topic 606.

Other Operating Income. Other operating income remained consistent in the third quarter of fiscal year 2018 compared to the third quarter of fiscal year 2017.

Food and Beverage Costs. Food and beverage costs increased $1.1 million in the third quarter of fiscal year 2018 compared to the third quarter of fiscal year 2017. As a percentage of restaurant sales, food and beverage costs decreased to 28.3% in the third quarter of fiscal year 2018 from 31.9% in the third quarter of fiscal year 2017. The decrease in food and beverage costs as a percentage of restaurant sales was primarily due to a 20.5% decrease in total beef costs as well as an increase in average check of 2.1%.

Restaurant Operating Expenses. Restaurant operating expenses increased $7.0 million, or 16.5%, to $49.6 million in the third quarter of fiscal year 2018 from the third quarter of fiscal year 2017.  Restaurant operating expenses, as a percentage of restaurant sales, decreased to 53.0% in the third quarter of fiscal year 2018 from 53.6% in the third quarter of fiscal year 2017.  The decrease in restaurant operating expenses as a percentage of restaurant sales was primarily due to impact of health care claims as well as an increase in average check of 2.1%.

Marketing and Advertising. Marketing and advertising expenses increased $616 thousand to $3.8 million in the third quarter of fiscal year 2018 from the third quarter of fiscal year 2017. The increase in marketing and advertising expenses in the third quarter of fiscal year 2018 was primarily attributable to the reclassification of $416 thousand in certain corporate marketing support costs that have been historically charged to general and administrative costs and the reclassification of $359 thousand of marketing and advertising contributions to franchise income.

General and Administrative Costs. General and administrative costs increased $1.7 million to $8.8 million in the third quarter of fiscal year 2018 from the third quarter of fiscal year 2017. The increase in general and administrative costs was primarily attributable to $1.4 million increase in incentive based compensation costs and $336 thousand in Hawaii Restaurants acquisition and integration costs.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $776 thousand to $4.6 million in the third quarter of fiscal year 2018 from the third quarter of fiscal year 2017 primarily due to depreciation on new restaurant and remodel assets placed in service within the last twelve months including $700 thousand of depreciation and amortization related to the Hawaii Restaurants.

Pre-opening Costs. Pre-opening costs were $845 thousand in the third quarter of fiscal year 2018 primarily due to the planned openings of Ruth’s Chris Steak House Restaurants in Jersey City, NJ, which opened in August 2018, and Paramus, NJ, which is expected to open in the fourth quarter of 2018. Pre-opening costs were $121 thousand in the third quarter of fiscal year 2017, primarily due to the opening of a Ruth’s Chris Steak House Restaurant in Denver, CO, which opened in the fourth quarter of fiscal year 2017.

Interest Expense. Interest expense increased $273 thousand to $470 thousand in the third quarter of fiscal year 2018 from the third quarter of fiscal year 2017, primarily due to higher average debt balances during the third quarter of fiscal year 2018 compared to the third quarter of 2017.

Other Income and Expense. During the third quarter of fiscal year 2018, we recognized other expense of $65 thousand.  During the third quarter of fiscal year 2017 we recognized other expense of $6 thousand.

Income Tax Expense. During the third quarter of fiscal year 2018, we recognized income tax expense of $727 thousand. During the third quarter of fiscal year 2017, we recognized income tax expense of $1.0 million. The effective tax rate, including the impact of discrete items, decreased to 16.8% for the third quarter of fiscal year 2018 compared to 36.5% for the third quarter of fiscal year 2017.  The effective tax rate decreased in the third quarter of fiscal year 2018 primarily due to the 2017 Tax Act, which was signed into law on December 22, 2017.  The 2017 Tax Act significantly revised U.S. tax law, and included many changes that impacted the Company, most notably a reduction of the statutory corporate tax rate from 35% to 21%.  Fiscal year 2018 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2018 to differ from the effective tax rate for the third quarter of fiscal year 2018.

Income from Continuing Operations. Income from continuing operations of $3.6 million in the third quarter of fiscal year 2018 increased by $1.8 million compared to the third quarter of fiscal year 2017 due to the factors noted above.

Income or Loss from Discontinued Operations, net of income taxes.  Income from discontinued operations, net of income taxes, for the third quarter of fiscal year 2018 was $9 thousand compared to expense of $71 thousand during the third quarter of fiscal year 2017.

Net Income. Net income was $3.6 million in the third quarter of fiscal year 2018 and increased by $1.9 million compared to $1.7 million in the third quarter of fiscal year 2017. The increase was largely attributable to the factors noted above.

Thirty-nine Weeks Ended September 30, 2018 Compared to Thirty-nine Weeks Ended September 24, 2017

Overview. Operating income increased by $2.2 million, or 7.1%, to $32.9 million for the first thirty-nine weeks of fiscal year 2018 from the first thirty-nine weeks of fiscal year 2017. Operating income for the first thirty-nine weeks of fiscal year 2018 was favorably impacted by a $34.3 million increase in restaurant sales and a $215 thousand decrease in pre-opening expenses, partially offset by a $18.3 million increase in restaurant operating expenses, a $4.9 million increase in food and beverage costs, a $3.8 million increase in general and administrative expenses, a $2.9 million increase in marketing and advertising, and a $2.7 million increase in depreciation and amortization. Income from continuing operations increased from the first thirty-nine weeks of fiscal year 2017 by $6.1 million to $26.8 million, due to the factors noted above and a 164 basis point decrease in the effective income tax rate.  Net income for the first thirty-nine weeks of fiscal year 2018 increased from the first thirty-nine weeks of fiscal year 2017 by $6.3 million to $26.9 million.

Segment Profits. Segment profitability information is presented in Note 7 to the condensed consolidated financial statements. Not all operating expenses are allocated to operating segments.  The Ruth’s Chris Steak House Company-owned restaurants, which are all located in the United States, are managed as an operating segment. The Ruth’s Chris concept operates within the full-service dining industry, providing similar products to similar customers. The franchise operations are reported as a separate operating segment. Segment profits for the first thirty-nine weeks of fiscal year 2018 for the Company-owned steakhouse restaurant segment increased by $11.3 million to $72.0 million from the first thirty-nine weeks of fiscal year 2017. The increase was driven primarily by a $34.4 million increase in restaurant sales, partially offset by a $18.3 million increase in restaurant operating expenses and a $4.9 million increase in food and beverage costs. Franchise income increased $40 thousand in the first thirty-nine weeks of fiscal year 2018 compared to the first thirty-nine weeks of fiscal year 2017.

Restaurant Sales. Restaurant sales increased by $34.3 million, or 12.6%, to $307.4 million in the first thirty-nine weeks of fiscal year 2018 from the first thirty-nine weeks of fiscal year 2017. The increase was attributable to a $32.7 million increase in restaurant sales at new restaurants and an increase in Company-owned comparable restaurant sales of $2.6 million.  Excluding discontinued operations, total operating weeks during the first thirty-nine weeks of fiscal year 2018 increased to 3,008 from 2,715 in the first thirty-nine weeks of fiscal year 2017.  Fiscal year 2018, which began one week later than fiscal year 2017, does not include restaurant sales from the last week of December 2017.  As a result, restaurant sales in the first thirty-nine weeks of fiscal year 2018 were negatively impacted by approximately $3.0 million, and annual comparable sales were negatively impacted by approximately 160 basis points.  Adjusting for the timing of this calendar shift, Company-owned comparable restaurant sales increased 1.9%, driven by an average check increase of 1.5%.

Franchise Income. Franchise income increased $40 thousand in the first thirty-nine weeks of fiscal year 2018 compared to the first thirty-nine weeks of fiscal year 2017.  The acquisition of the Hawaii Restaurants decreased sales based royalty income by $1.3 million.  This was offset by the reclassification of franchisee advertising fees of $1.1 million from marketing and advertising expense to franchise income and the recognition of $236 thousand in franchise development and site specific fees in accordance with Topic 606.

Other Operating Income. Other operating income increased $67 thousand in the first thirty-nine weeks of fiscal year 2018 compared to the first thirty-nine weeks of fiscal year 2017.  The increase in other operating income was primarily due to an increase in income from restaurants operated under contractual agreements.

Food and Beverage Costs. Food and beverage costs increased $4.9 million in the first thirty-nine weeks of fiscal year 2018 compared to the first thirty-nine weeks of fiscal year 2017. As a percentage of restaurant sales, food and beverage costs decreased to 28.3% in the first thirty-nine weeks of fiscal year 2018 from 30.0% in the first thirty-nine weeks of fiscal year 2017. The decrease in food and beverage costs as a percentage of restaurant sales was primarily due to decreases in beef costs as well as an increase in average check.

Restaurant Operating Expenses. Restaurant operating expenses increased $18.3 million, or 13.7%, to $151.3 million in the first thirty-nine weeks of fiscal year 2018 from the first thirty-nine weeks of fiscal year 2017.  Restaurant operating expenses, as a percentage of restaurant sales, increased to 49.2% in the first thirty-nine weeks of fiscal year 2018 from 48.7% in the first thirty-nine weeks of fiscal year 2017.  The increase in restaurant operating expenses as a percentage of restaurant sales was primarily attributable to an increase in occupancy costs.

Marketing and Advertising. Marketing and advertising expenses increased $2.9 million to $11.9 million in the first thirty-nine weeks of fiscal year 2018 from the first thirty-nine weeks of fiscal year 2017. The increase in marketing and advertising expenses in the first thirty-nine weeks of fiscal year 2018 was primarily attributable to a planned increase in advertising spending in addition to the reclassification of $1.3 million in certain corporate marketing support costs that have been historically charged to general and administrative costs and the reclassification of $1.1 million of marketing and advertising contributions to franchise income.

General and Administrative Costs. General and administrative costs increased $3.8 million to $27.1 million in the first thirty-nine weeks of fiscal year 2018 from the first thirty-nine weeks of fiscal year 2017.  The increase in general and administrative costs was primarily attributable to $3.0 million in compensation costs, $1.0 million in professional fees, $1.2 million in Hawaii Restaurants acquisition and integration costs partially offset by a $1.3 million reduction in certain corporate marketing support costs that were reclassified to marketing and advertising.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $2.7 million to $13.8 million in the first thirty-nine weeks of fiscal year 2018 from the first thirty-nine weeks of fiscal year 2017 primarily due to depreciation on new restaurant and remodel assets placed in service within the last twelve months including $2.0 million of depreciation and amortization related to the Hawaii Restaurants acquisition.

Pre-opening Costs. Pre-opening costs were $1.3 million in the first thirty-nine weeks of fiscal year 2018 primarily due to the opening of the Ruth’s Chris Steak House Restaurant in Jersey City, NJ in August 2018 and the anticipated opening of the Ruth’s Chris Steak House Restaurant in Paramus, NJ.  Pre-opening costs were $1.5 million in the first thirty-nine weeks of fiscal year 2017 primarily due to the openings of three new Company-owned restaurants in Waltham, MA and Cleveland, OH, which opened in the first quarter of 2017 and Denver, CO, which opened in December 2017.

Interest Expense. Interest expense increased $732 thousand to $1.3 million in the first thirty-nine weeks of fiscal year 2018 from the first thirty-nine weeks of fiscal year 2017 primarily due to higher than average debt balances during the first thirty-nine weeks of fiscal year 2018 compared to the first thirty-nine weeks of fiscal year 2017.

Other Income and Expense. During the first thirty-nine weeks of fiscal year 2018, we recognized other expense of $31 thousand.  During the first thirty-nine weeks of fiscal year 2017 we recognized $33 thousand of other income.

Income Tax Expense. During the first thirty-nine weeks of fiscal year 2018, we recognized income tax expense of $4.9 million. During the first thirty-nine weeks of fiscal year 2017, we recognized income tax expense of $9.6 million. The effective tax rate, including the impact of discrete items, decreased to 15.4% for the first thirty-nine weeks of fiscal year 2018 compared to 31.8% for the first thirty-nine weeks of fiscal year 2017.  The effective tax rate decreased in the first thirty-nine weeks of fiscal year 2018 primarily due to the 2017 Tax Act which was signed into law on December 22, 2017.  The 2017 Tax Act significantly revised U.S. tax law, and included many changes that impacted the Company, most notably a reduction of the statutory corporate tax rate from 35% to 21%.  Fiscal year 2018 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2018 to differ from the effective tax rate for the third quarter of fiscal year 2018.

Income (loss) from Continuing Operations. Income from continuing operations of $26.8 million in the first thirty-nine weeks of fiscal year 2018 increased by $6.1 million compared to the first thirty-nine weeks of fiscal year 2017 due to the factors noted above.

Loss from Discontinued Operations, net of income taxes.  Income from discontinued operations, net of income taxes, for the first thirty-nine weeks of fiscal year 2018 was $30 thousand compared to a loss of $101 thousand during the first thirty-nine weeks of fiscal year 2017.

Net Income. Net income was $26.8 million in the first thirty-nine weeks of fiscal year 2018 and increased by $6.3 million compared to $20.6 million in the first thirty-nine weeks of fiscal year 2017. The increase was largely attributable to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal sources of cash have been historically provided by our operating activities as well as periodic borrowings from our senior credit facility.  During the first thirty-nine weeks of 2018 our principal uses of cash flow from operations were capital expenditures, dividend payments and the repurchase of common stock. Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our statement of cash flows.

In October 2017, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $60 million of outstanding common stock from time to time.  The new share repurchase program replaced the previous share repurchase program announced in April 2016, which was terminated.  During the first thirty-nine weeks of fiscal year 2018, the Company repurchased 224,605 shares at an aggregate cost of $5.9 million or an average cost of $26.46 per share.  All repurchased shares were retired and cancelled.  As of September 30, 2018, $44.7 million remained available for future repurchases under the share repurchase program.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. We paid a quarterly cash dividend of $0.11 per share, or $3.4 million in the aggregate, during the third quarter of fiscal year 2018. On November 2, 2018, we announced that our Board of Directors declared a quarterly cash dividend of $0.11 per share, or $3.4 million in the aggregate, to be paid on November 29, 2018 to common and restricted stockholders of record as of the close of business on November 15, 2018. Future dividends will be subject to the approval of our Board of Directors.

We believe that our borrowing ability under our senior credit facility coupled with our anticipated cash flow from operations should provide us with adequate liquidity for the next 12 months.

Senior Credit Facility

As of September 30, 2018, we had $54.0 million of outstanding indebtedness under our senior credit facility with approximately $31.8 million of availability, net of outstanding letters of credit of approximately $4.2 million. As of September 30, 2018, the weighted average interest rate on our outstanding debt was 3.7% and the weighted average interest rate on our outstanding letters of credit was 1.6%.  In addition, the fee on the unused portion of our senior credit facility was 0.2%.

On February 2, 2017, we entered into a credit agreement with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (the Credit Agreement) governing a senior credit facility that replaced our prior credit facility. The Credit Agreement provides for a revolving credit facility of $90.0 million with a $5.0 million subfacility for letters of credit and a $5.0 million subfacility for swingline loans.  Subject to the satisfaction of certain conditions and lender consent, the revolving credit facility may be increased up to a maximum of $150.0 million.  The Credit Agreement has a maturity date of February 2, 2022.  At our option, revolving loans may bear interest at (i) LIBOR, plus an applicable margin or (ii) the highest of (a) the rate publicly announced by Wells Fargo as its prime rate, (b) the average published federal funds rate in effect on such day plus 0.50% and (c) one month LIBOR plus 1.00%, plus an applicable margin.  The applicable margin is based on our actual leverage ratio, ranging (a) from 1.50% to 2.25% above the applicable LIBOR rate or (b) at our option, from 0.50% to 1.25% above the applicable base rate.

The Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants requiring a minimum fixed coverage charge ratio and limiting our consolidated leverage ratio.  As of September 30, 2018, we were in compliance with all of the covenants in the Credit Agreement.  The Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company.  If any event of default occurs and is not cured within the applicable grace period, or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments under the Credit Agreement and the lenders’ commitments may be terminated. The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries (the Guarantors), and are secured by a lien on substantially all of our personal property assets other than any equity interest in current and future subsidiaries of the Company.

Under the Credit Agreement, restricted junior payments, which include cash dividend payments, repurchases of our equity securities and payments and prepayments of subordinated indebtedness, made subsequent to February 2, 2017 are limited to $100.0 million if our consolidated leverage ratio is greater than or equal to 2.00:1.00, and are not limited in amount if our consolidated leverage ratio is less than 2.00:1.00.  As of the date of this Quarterly Report on Form 10-Q, $51.4 million in junior restricted payments have been made since February 2, 2017.

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	39 Weeks Ended
	September 30,	September 24,
	2018	2017
Net cash provided by (used in):
Operating activities	$40,542	$35,090
Investing activities	(23,284)	(14,326)
Financing activities	(16,432)	(19,690)
Net increase in cash and cash equivalents	$826	$1,074

Operating Activities. Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising, general and administrative costs and income taxes. Operating activities provided cash flow during the first thirty-nine weeks of both fiscal years 2018 and 2017 primarily because operating revenues exceeded cash-based expenses.

Investing Activities. Cash used in investing activities aggregated $23.3 million in the first thirty-nine weeks of fiscal year 2018 compared with $14.3 million cash used in the first thirty-nine weeks of fiscal year 2017.  Cash used in investing projects during the first thirty-nine weeks of fiscal year 2018 primarily pertained to $11.3 million for restaurant remodel and capital replacement projects, and $10.4 million for new restaurants that are anticipated to open in 2018. Cash used in investing activities during the first thirty-nine weeks of fiscal year 2017 primarily pertained to $6.7 million for restaurant remodel and capital replacement projects and $6.8 million for new restaurants.

Financing Activities. Financing activities used cash during the first thirty-nine weeks of both fiscal years 2018 and 2017. During the first thirty-nine weeks of fiscal year 2018, we:  paid dividends of $10.2 million; used $5.9 million to repurchase common stock; paid $4.3 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options; and increased debt by $4.0 million. We paid the $4.3 million in taxes in connection with the vesting of restricted stock and the exercise of stock options because some recipients elected to satisfy their individual tax withholding obligations by having us withhold a number of vested shares of restricted stock and/or a number of shares otherwise issuable pursuant to stock options.   During the first thirty-nine weeks of fiscal year 2017, we:  used $14.5 million to repurchase common stock; paid dividends of $8.6 million; increased the debt outstanding under our senior credit facility by $5.0 million; and paid $2.1 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. Other than the adoption of Topic 606 (see Note 2), there have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first thirty-nine weeks of fiscal year 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At September 30, 2018, the Company had $54.0 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2018 of approximately $540 thousand.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first thirty-nine weeks of fiscal years 2018 and 2017, franchise income attributable to international locations was approximately $2.1 million in each year.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices, which in the past have been volatile and have impacted the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. During the second quarter of 2018, the Company entered into negotiated set pricing for approximately 25% of its beef requirements from mid-August 2018 through mid-February 2019 at a price approximately 7.0% below prior year. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected.  Holding other variables constant, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $1.0 million to $1.5 million for the remainder of fiscal year 2018.

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

Effects of Healthcare Inflation

The Company is exposed to market price fluctuations related to the cost of providing healthcare to its employees.  Claim trends are predicted to outpace inflation throughout the upcoming year.  Pharmacy costs are also rising in excess of general and medical cost inflation.  If prices increase, or the Company experiences significantly more claims, operating margin could be materially adversely affected. Holding other variables constant, a hypothetical 10% fluctuation in healthcare costs would have an approximate impact on pre-tax earnings of approximately $225 thousand for the remainder of 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2018. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended September 30, 2018, except for the addition of internal controls around the adoption of Topic 606, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the fiscal quarter ended September 30, 2018 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value that May Yet be Purchased under the Program – Amounts in thousands

July 2, 2018 to August 5, 2018	—	—	—	$44,712
August 6, 2018 to September 2, 2018	—	—	—	$44,712
September 3, 2018 to September 30, 2018	—	—	—	$44,712
Totals for the fiscal quarter	—	—	—	$44,712

On November 3, 2017, the Company announced that its Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors. The share repurchase program replaced the Company’s previous share repurchase program announced in April 2016, which was terminated. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and has no termination date. The Company intends to conduct any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. The Company’s ability to make future stock purchases under the program is currently limited by our Credit Agreement. Under our Credit Agreement, we are limited to $100.0 million of junior stock payments, which include cash dividends, repurchases of common stock and prepayments of subordinated indebtedness, if our consolidated leverage ratio is greater than or equal to 2.00:1.00.  As of September 30, 2018, $51.4 million of such payments had been made.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated October 24, 2018 between the Company and Susan L. Mirdamadi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 25, 2018).

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

RUTH’S HOSPITALITY GROUP, INC.

By:	/S/ CHERYL J. HENRY
Cheryl Henry
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ ARNE G. HAAK
Arne G. Haak
Executive Vice President and Chief Financial Officer of Ruth’s Hospitality Group, Inc. (Principal Financial Officer)

Date: November 2, 2018