Form 10-K
period 2018-12-30
Ruths Hospitality Group, Inc.
filed 2019-02-28
CIK 1324272

Legal

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2018

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☒	Large accelerated filer	☐Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐   No   ☒

As of July 1, 2018, the last day of the registrant’s most recently completed fiscal second quarter, the aggregate market value of the registrant’s outstanding common stock, par value $0.01 per share, held by non-affiliates was $832,984,833.

The number of shares outstanding of the registrant’s common stock as of February 22, 2019, was 30,340,720, which includes 1,095,738 shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

TABLE OF CONTENTS PAGE

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “targeting,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals, including with respect to new restaurant openings, capital expenditures, strategy, financial outlook, our effective tax rate and the impact of healthcare inflation, recent accounting pronouncements and tax reform legislation, also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to income taxes, unclaimed property, Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; a material failure, interruption or security breach of the Company’s information technology network; the Company’s indemnification obligations in connection with its sale of the Mitchell’s Restaurants; the Company’s ability to protect its name and logo and other proprietary information; an impairment in the financial statement carrying value of our goodwill, other intangible assets or property; the impact of litigation; the restrictions imposed by the Company’s credit agreement; and changes in, or the discontinuation of, the Company’s quarterly cash dividend payments or share repurchase program. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in this Annual Report on Form 10-K. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Annual Report on Form 10-K to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this Annual Report on Form 10-K have not occurred.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us”, “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries.

PART I

Item 1.	BUSINESS

Introduction

Ruth’s Hospitality Group, Inc. develops and operates fine dining restaurants under the trade name Ruth’s Chris Steak House. As of December 30, 2018, there were 156 Ruth’s Chris Steak House restaurants, including 78 Company-owned restaurants, three restaurants operating under contractual agreements and 75 franchisee-owned restaurants, including 20 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Singapore and Taiwan.

On December 12, 2017, we completed the acquisition of substantially all of the assets of six franchisee-owned Ruth’s Chris Steak House restaurants located in Hawaii (the “Hawaiian Restaurants”) for a cash purchase price of $35.4 million.  The results of operations, financial position and cash flows of the Hawaiian Restaurants are included in our consolidated financial statements as of the date of the acquisition.  For additional information, see Note 4 of the consolidated financial statements.

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

The Company has a 52/53-week fiscal year ending the last Sunday in December. The 2018 fiscal year ended December 30, 2018, the 2017 fiscal year ended December 31, 2017, and the 2016 fiscal year ended December 25, 2016.  Fiscal year 2017 had 53 weeks, while fiscal years 2018 and 2016 had 52 weeks.

The following description of the Company’s business should be read in conjunction with the information in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K and the consolidated financial statements included in this Annual Report on Form 10-K.

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

Recent Developments

•	In 2018, the Company opened two new Ruth’s Chris Steak House restaurants in Jersey City, NJ and Paramus, NJ and one restaurant operating under a contractual agreement in Reno, NV.
•	In 2018, franchisees opened two new restaurants in Ft. Wayne, IN and Markham, Canada.
•	In 2018, the Company integrated the Hawaiian Restaurants into the organization.
•

The Company currently expects to open three additional Ruth’s Chris Steak House restaurants during 2019. The Company expects that franchisees will open two new Ruth’s Chris Steak House restaurants during 2019.

Ruth’s Chris Steak House

With 156 restaurants as of December 30, 2018, Ruth’s Chris Steak House is one of the largest upscale steakhouse companies in the world. The menu features a broad selection of high-quality USDA Prime and Choice grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling”—complemented by other traditional menu items inspired by its New Orleans heritage. Ruth’s Chris complements its distinctive food offerings with an award-winning wine list.

The Ruth’s Chris brand reflects its 53-year commitment to the core values instilled by its founder, Ruth Fertel, of caring for guests by delivering the highest quality food, beverages and genuine hospitality in a warm and inviting atmosphere.

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

Strategy

The Company’s strategy is to deliver a total return to shareholders by maintaining a healthy core business, growing with a disciplined investment approach and returning excess capital to shareholders.  The Company strives to maintain a healthy core business by growing sales through traffic, managing operating margins and leveraging its infrastructure.  The Company is committed to disciplined growth in markets with attractive sales attributes and solid financial returns.  The Company believes that its franchisee program is a point of competitive differentiation and looks to grow its franchisee-owned restaurant locations as well.  The Company may also consider acquiring franchisee-owned restaurants at terms that it believes are beneficial to both the Company and the franchisee.

Improve Sales/Profitability

The Company strives to improve sales and profitability by focusing on:

•	Ensuring consistency of food quality through more streamlined preparation and presentation;
•	Expanding its brand appeal through continued menu innovation and facility remodels;
•	Increasing brand awareness through enhanced media advertising at the national and local levels;
•	Enhancing and/or developing innovative marketing programs through its website (e.g., www.ruthschris.com), social media, digital media and email communication;
•	Creating and/or growing revenue opportunities via Ruth’s Catering, Private Dining, the sale of Gift Cards and opening for lunch in selected markets; and
•	Opening new restaurants.

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

In addition to the two franchisee-owned restaurants that were opened in fiscal year 2018, in fiscal year 2017 franchisees opened two new restaurants in Chengdu, China and Kauai, HI.  In fiscal year 2016, franchisees opened two new restaurants in Jakarta, Indonesia and Greenville, SC.  Franchisees are expected to open two new restaurants by the end of fiscal year 2019.

The Company and its franchise and licensing partners will have opened or relocated 19 new Ruth’s Chris Steak Houses worldwide during the three year period ended December 2018.

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

The Ruth’s Chris restaurants offer ten to thirteen standard appetizer items, including New Orleans-style barbequed shrimp, mushrooms stuffed with crabmeat, spicy shrimp, chilled seafood tower and osso bucco ravioli, as well as six to eight different salads. They also offer a variety of potatoes and vegetables as side dishes. For dessert, crème brûlée, white chocolate bread pudding, chocolate duo, cheesecake, fresh seasonal berries with sweet cream and other selections are available.

The Company’s wine list features bottles typically ranging in price from $46 to over $1,000. Individual restaurants may supplement their 250-bottle core wine list with approximately 20 additional selections that reflect local market tastes. Most of the Company’s Ruth’s Chris restaurants also offer approximately 33 wines-by-the-glass, 13-16 handcrafted cocktails and numerous beers, premium liquors and alcoholic dessert drinks.

Dinner entrees are generally priced from $32 to $99.  Ruth’s Chris is predominately open dinner hours only with a limited number of restaurants open for lunch.  The lunch menu offers entrees generally ranging in price from $13 to $29.  The blended guest check average at Ruth’s Chris was approximately $85 during fiscal year 2018 with food sales representing 77% of the guest check and the remainder represented by beverage sales.  While the Ruth’s Chris core menu is similar at all of its restaurants, the Company seasonally introduces new items such as limited time and prix fixe offerings that allow it to give its guests additional choices while taking advantage of fresh sourcing and advantageous cost opportunities.

Restaurant Operations and Management

The Ruth’s Chris Chief Executive Officer and Vice President of Operations have primary responsibility for managing Company-owned restaurants and participate in analyzing restaurant-level performance and strategic planning. The Company has ten regional vice presidents who oversee restaurant operations at Company-owned restaurants, one vice president to whom the regional vice presidents report and one vice president who has oversight responsibility for franchisee-owned restaurants. In addition, restaurant education and training is overseen by a regional staff dedicated to the ongoing training and development of customer service employees and kitchen staff.

A typical Company-owned restaurant employs five managers, including a general manager, two front-of-the-house managers, an executive chef and a sous chef. The Company-owned restaurants also typically have approximately 60 hourly employees.

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

During fiscal year 2018, the Company purchased substantially all the beef it used in Company-owned Ruth’s Chris restaurants from two vendors, Sysco Specialty Meat Group (a subsidiary of Sysco) and Stock Yards Packing (a subsidiary of US Foods).  Each vendor supplied about half of the Company’s beef requirements.  In addition, the Company has a distribution arrangement with a national food and restaurant supply distributor, Distribution Market Advantage, Inc. (DMA), which purchases products for the Company from various suppliers and through which all the Company-owned Ruth’s Chris Steak House restaurants receive a significant portion of their food supplies.

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

Advertising

In fiscal year 2018, the Company spent $16.6 million, or 3.7% of its revenues, in total marketing and advertising expenditures, which included spending on national media, consisting primarily of paid search, online advertising, online initiatives, traditional public relations and consumer research. During fiscal year 2018, the Company continued to optimize its online marketing efforts, using a variety of tactics including paid search, digital advertising and paid social media advertising. The Company’s online strategy also included an emphasis on continued website improvement and targeted emails with special offers and announcements, as well as emails regarding seasonal specials, holiday offers and personalized birthday and anniversary invitations. In fiscal year 2018, Ruth’s Chris Steak House continued its participation in co-branded campaign with American Express Membership Rewards program. Many of the Company’s restaurants also schedule events to strengthen community ties and increase local market presence. The Company’s franchisees also conduct their own local media and advertising plans.

Gift Cards

The Company sells Ruth’s Chris gift cards at most of its Ruth’s Chris Steak House restaurants, including franchises, on its website and through its toll-free number. E-gift cards, which may be purchased on the Company’s e-commerce gift card website, are emailed directly to the recipient and are redeemable in the same manner as a plastic gift cards.  In the fourth quarter of fiscal year 2016, Ruth’s Chris entered into a distribution agreement where Ruth’s Chris gift cards are sold in third-party retail outlets.  Offering gift cards at third-party retailers and e-gift cards gives Ruth’s Chris the opportunity to maximize last-minute gift-giving and address its patrons’ requests for convenient, immediate purchases.   Ruth’s Chris patrons frequently purchase gift cards for holidays, including Christmas, Hanukkah, Valentine’s Day, Mothers’ Day and Fathers’ Day, and other special occasions.  In fiscal year 2018, Company and franchise sales of Ruth’s gift cards aggregated approximately $67.2 million system-wide, compared to $65.4 million in fiscal year 2017. Ruth’s Chris gift cards are redeemable at both Company and franchisee owned Ruth’s Chris restaurants.

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

As of December 30, 2018, the Company’s 75 franchisee-owned Ruth’s Chris restaurants are owned by 27 franchisees with the three largest franchisees owning 32 restaurants in total.

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

Employees

As of December 30, 2018, the Company employed 5,408 persons, of whom 493 were salaried and 4,915 were hourly personnel, who were employed in the positions set forth in the table below. None of the Company’s employees are covered by a collective bargaining agreement.

Functional Area	Number of Employees
Senior Officers / Corporate VPs / Operations VPs	26
General Managers	78
Managers	193
Regional Corporate Chefs / Executive Chefs	77
Sous Chefs	64
Non-Salaried Restaurant Staff	4,894
Corporate Salaried	55
Corporate Non-salaried	21
Total number of employees	5,408

Government Regulation

The Company is subject to extensive federal, state and local government regulation, including regulations relating to public health and safety, zoning and fire codes and the sale of alcoholic beverages and food. The Company maintains the necessary restaurant, alcoholic beverage and retail licenses, permits and approvals. Federal and state laws govern the Company’s relationship with its employees, including laws relating to minimum wage requirements, overtime, tips, tip credits and working conditions. A significant number of the Company’s hourly employees are paid at rates related to the federal or state minimum wage. During 2018, governmental entities acted to increase minimum wage rates in several jurisdictions wherein Company-owned restaurants are located. Additionally, the federal government may act to increase the U.S. federal minimum wage rate.

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

The Company is subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. The Company is subject to laws and regulations requiring disclosure of calorie, fat, trans fat, salt and allergen content. Beginning in May 2018, the Patient Protection and Affordable Care Act of 2010 (ACA) has required restaurant companies, such as the Company, to disclose calorie information on their menus. The Food and Drug Administration has rules to implement this provision that require restaurants to post the number of calories for most items on menus or menu boards and to make available more detailed nutrition information upon request. A number of states, counties and cities have also enacted menu labeling laws requiring restaurant companies, such as the Company, to disclose certain nutrition information on their menus, or have enacted legislation restricting the use of certain types of ingredients in restaurants some of which are preempted by the federal law. Many of the current requirements are inconsistent or are interpreted differently from one jurisdiction to another. The long-term effect of such labeling requirements on consumer choices, if any, is unclear at this time.

The Company maintains an employee benefits program that provides self-insured and insured coverage to employees that meet the applicable requirements under the program. Employees can elect to enroll dependents that meet eligibility criteria. Coverage includes health, dental, vision, short- and long-term disability, life insurance and other voluntary ancillary benefits. Employees share in the cost of other coverage at varying levels. The Company has historically funded a majority of the cost of employee health benefits. The ACA requires that employers offer health care coverage that is qualified and affordable. Coverage must be offered to all “full-time” employees, as defined by the ACA. The Company routinely reviews its health benefit plans to assure conformity with the ACA. The hours of service eligibility criteria the Company requires for health benefits are lower than required under the ACA. Approximately 62% of eligible employees elect to participate in the Company’s health benefit plans.

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

Available Information

The Company maintains a website at www.rhgi.com. The Company makes available free of charge, through the investor relations section of its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such information is available as soon as reasonably practicable after it files such reports with the SEC. Additionally, the Company’s Code of Ethics may be accessed within the Investor Relations section of its website. Information found on the Company’s website is not part of this Annual Report on Form 10-K or any other report filed with the SEC.

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

Economic downturns or changes in consumer confidence may adversely impact consumer spending patterns.

Economic downturns could negatively impact consumer spending patterns. Any decrease in consumer spending patterns may result in a decline in our operating performance. Economic downturns may reduce guest traffic and require us to lower our prices, which reduces our revenues and operating income, which may adversely affect the market price for our common stock.  In addition, some of our restaurants are located in areas that we consider tourist or vacation destinations.  In those locations, we depend in large part on vacation travelers to frequent our Ruth’s Chris Steak House restaurants, and such destinations typically experience a reduction in visitors during economic downturns, thereby reducing the potential guests that could visit our restaurants.  A significant portion of our gross revenue comes from business guests and private dining which could also be negatively affected during an economic downturn or decrease in consumer confidence. This could have a material adverse impact on our results of operations and growth strategy.

Negative publicity surrounding our brand or the consumption of beef generally, or shifts in consumer tastes, could reduce sales in one or more of our restaurants and make our brand less valuable.

Our success depends, in large part, upon the reputation of our brand.  Negative publicity resulting from poor food quality, illness, injury or other health concerns, or operating problems including disappointing customer experiences related to one or more restaurants, could make our restaurants less appealing to consumers.  Further, the influence of social media could make it more difficult for us to respond to negative publicity in a timely or effective manner.  Consumers value readily available information and often act on such information without further investigation and without regard to its accuracy.  The harm may be immediate without affording us the opportunity for redress or correction.  In addition, any shifts in consumer preferences away from the kinds of food we offer, particularly beef, whether because of dietary or other health concerns or otherwise, would make our restaurants less appealing and adversely affect revenues.  Our restaurants are required to disclose calorie information on menus, which could have an adverse effect on our revenues and results of operations.

Food safety and food-borne illness concerns throughout the supply chain may have an adverse effect on our business.

Food safety is a top priority, and we dedicate substantial resources to ensuring that our customers enjoy safe, quality food products.  However, food safety risks are common throughout the restaurant industry and cannot be eliminated.  Food safety issues could be caused by food suppliers, distributors or franchisees and, as a result, be out of our control.  In addition, regardless of the source or cause, any report of food-borne illness such as E. coli, norovirus, hepatitis A, trichinosis, shigella, typhoid fever or salmonella, and other food safety issues including food tampering or contamination, at one of our restaurants could adversely affect the reputation of our brand and have a negative impact on our sales.  Even instances of food-borne illness, food tampering or other food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our sales.  The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.

Increases in the prices of, or reductions in the availability of, any of our core food products could reduce our operating margins and revenues.

We purchase large quantities of beef, particularly USDA Prime grade beef, which is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. Our beef costs represented approximately 43% of our food and beverage costs during fiscal year 2018. We typically buy our beef on the “spot” market and from time to time we will enter into longer term pricing and supply agreements.  During fiscal year 2018, we entered into contracts with beef suppliers to establish set pricing on a portion of anticipated beef purchases. During the second quarter of 2018, we entered into negotiated set pricing for approximately 25% of our beef requirements from mid-August 2018 through mid-February 2019 at a price approximately 7.0% below prior year.  The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, our operating margins could be materially adversely affected.

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

Our ability to maintain consistent quality throughout Company-owned restaurants depends in part upon our ability to purchase USDA Prime and Choice grade beef, seafood and other food products in accordance with our rigid specifications. During fiscal year 2018, the Company purchased substantially all of the beef used in Company-owned Ruth’s Chris restaurants from two vendors, Sysco Food Services and Stock Yards Packing (a subsidiary of US Foods).  Each vendor supplied about half of the Company’s beef requirements.

In addition, we currently have a long-term distribution arrangement with a national food and restaurant supply distributor, DMA, which purchases products for us from various suppliers, and through which all of our Company-owned Ruth’s Chris Steak House restaurants receive a significant portion of their food supplies. Consolidation in our supply chain due to mergers and acquisitions may change the relationships we have with our existing vendors and distributors and/or result in fewer alternative supply sources for purchasing our food supplies, which could result in an increase in prices.  If for any reason our vendors or distributors cease doing business with us, we could experience supply shortages in certain Company-owned restaurants and could be required to purchase supplies at higher prices until we are able to secure an alternative supply source. Any delay we experience in replacing vendors or distributors on acceptable terms could increase food costs or, in extreme cases, require us to temporarily remove items from the menu of one or more restaurants.

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

Each of our restaurants must obtain licenses from regulatory authorities allowing us to sell liquor, beer and wine, and each restaurant must obtain a food service license from local health authorities. Each restaurant’s liquor license must be renewed annually and may be revoked at any time for cause, including violation by the Company or its employees of any laws and regulations relating to the minimum drinking age, advertising, wholesale purchasing and inventory control. One of our locations was cited for a violation in fiscal year 2018 and was penalized by a two week closure in fiscal year 2019.  In certain states, including states where we have a large number of restaurants or where we may open restaurants in the future, the number of liquor licenses available is limited and licenses are traded at market prices. If we are unable to maintain existing licenses, or if we choose to open a restaurant in those states, the cost of a new license could be significant. Obtaining and maintaining licenses is an important component of each of our restaurant’s operations, and the failure to obtain or maintain food and liquor licenses and other required licenses, permits and approvals would materially adversely impact existing restaurants or our growth strategy.

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

The Company routinely reviews its health benefit plans to assure conformity with government regulations.  Approximately 62% of eligible employees elect to participate in our health benefit plans.  The hours of service eligibility criteria for the Company’s health benefits plan are lower than those required by law.  In the future, proportionately more employees may elect to participate in our health benefit plans.  We are unable to reliably predict to what extent, if any, the percentage of eligible employees who elect health care coverage will increase in the future.  Because we fund a majority of the cost of health benefits, our financial accounting expense will increase to the extent that additional employees elect to participate in the Company’s health benefit plans.

Certain other restaurant companies may curtail the ability of their employees to participate in their health benefit plans by increasing the hours worked eligibility requirement to the minimum required under the ACA.  Such restaurant companies may gain a cost advantage compared to us by reducing the cost of their employee health benefit programs.

Also, medical inflation has historically tended to outpace general inflation.  We are unable to reliably predict the extent to which future medical inflation will outpace general inflation. Additionally, because our medical benefit program is self-insured, an unusual incidence of large claims may cause our costs to unexpectedly increase.

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

Our franchisees could take actions that harm our reputation and reduce our royalty and restaurant revenues.

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

Our international operations are subject to all the same risks associated with our domestic operations, as well as a number of additional risks. These include, among other things, international economic and political conditions, foreign currency fluctuations and differing cultures and consumer preferences.  We are also subject to governmental regulation in such international markets, including antitrust and tax requirements, anti-boycott regulations, import/export/customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act. Any new regulatory or trade initiatives could impact our operations in certain countries. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could harm our business, results of operations and financial condition.  Most of our international locations are in Asia.  China and southeast Asia have recently experienced slower economic growth, which reduced our franchise royalty revenue in 2018.

We rely on information technology in our operations and a failure to maintain a continuous and secure network, free from material failure, interruption or security breach, could harm our ability to effectively operate our business, damage our reputation and negatively affect our operations and profits.

We rely on information systems across our operations, including for marketing programs, point-of-sale processing systems in our restaurants, online purchases of gift cards and various other processes and transactions. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, a material network breach in the security of these systems because of a cyber-attack, or any other failure to maintain a continuous and secure network could adversely affect our reputation, negatively affect our results of operations, subject us to litigation or action by regulatory authorities and result in substantial harm to us or an individual.  As privacy and information security laws and regulations change and cyber risks evolve, we may incur additional costs to ensure we remain in compliance and protect guest, employee and Company information.  We currently carry insurance coverage to protect ourselves against some of these risks.  However, our inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on our financial condition and results of operations.

We accept electronic payment cards, including credit, debit and gift cards, from our guests for payment in our restaurants and on our websites. We also receive and maintain certain personal information about our customers and employees.  Most of our sensitive data, including information related to employees, guests, credit cards, gift cards and financial statements, is stored or processed by third-party vendors.  We, and some of our vendors, have experienced breaches but they have not had a material impact on operations or our financial position.  If we, or one of our vendors, experienced a material security breach, we could become subject to claims, lawsuits or other proceedings for purportedly fraudulent transactions arising out of the theft of credit or debit card information, theft of gift card information, compromised security and information systems, failure of our employees to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims.

We frequently defend against unauthorized attempts to breach our network, but we are not aware of a major security breach.  We employ both internal and external consultants to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption and intend to maintain and upgrade our security technology and operational procedures to prevent such damage, breaches or other disruptive problems.  We continuously evaluate our network for known security breaches.  However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage computer systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or successfully implement adequate preventive security measures.  Any such incidents or proceedings could negatively affect our reputation and our results of operations, cause delays in guest service, require significant capital investments to remediate the problem, and could result in the imposition of penalties or cause us to incur significant unplanned losses and expenditures, including those necessary to remediate any damage to persons whose personal information may have been compromised. Furthermore, because of legislative and regulatory rules, we may be required to notify employees or the owners of the credit and debit card information of any data breaches, which could harm our reputation and financial results, as well as subject us to litigation or other proceedings by regulatory authorities.

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

Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to our restaurants. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees, claims from landlords, claims from suppliers, claims alleging violations of federal and state law regarding workplace and employment matters, harassment and discrimination and similar matters. In addition, we could become subject to class action lawsuits related to these matters in the future. These actions and proceedings may involve allegations of illegal, unfair or inconsistent  employment practices, including wage and hour violations and employment discrimination; guest discrimination; food safety issues including poor food quality, food-borne illness, food tampering, food contamination, and adverse health effects from consumption of various food productions or high-calorie foods.  We, and other companies in the restaurant industry, have also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In addition, we are subject to “dram shop” statutes. These statutes generally permit a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The restaurant industry has also faced recent claims related to sexual harassment.  Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims or for matters not covered by insurance could materially adversely affect our financial condition and results of operations. Our inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on our financial condition and results of operations.  Adverse publicity or a failure to respond effectively resulting from these claims may also negatively impact our reputation and revenues at one or more of our restaurants.

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

We pay interest under our senior credit agreement based on the London Interbank Offered Rate (“LIBOR”).  The U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021, and it appears likely that LIBOR will be discontinued or modified by 2021.  While our senior credit agreement includes a mechanism for an alternate rate to LIBOR, there is no guarantee that the discontinuance of LIBOR will not result in financial market disruptions or significant increases in benchmark interest rates or borrowing costs, any of which may have an adverse affect on us.

We cannot assure our stockholders that we will continue to pay quarterly cash dividends on our common stock or repurchase shares of our common stock under our share repurchase program. Failure to continue to pay quarterly cash dividends to our stockholders or repurchase shares of our common stock under our share repurchase program could cause the market price for our common stock to decline.

During fiscal year 2018, we continued paying quarterly cash dividends to holders of our common stock and repurchased shares of our common stock under our share repurchase program. Our ability to pay future quarterly cash dividends or repurchase shares of our common stock will be subject to, among other things, our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our Board of Directors deems relevant. There can be no assurance that we will continue to pay a quarterly cash dividend or repurchase shares of our common stock in the future. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of shares of our common stock under our share repurchase program could cause the market price of our common stock to decline. Moreover, in the event our payment of quarterly cash dividends is reduced or discontinued, our failure or inability to resume paying quarterly cash dividends at historical levels could result in a lower market valuation of our common stock.

In the future we could incur unexpected expenses as a result of the sale of the Mitchell’s Restaurants.

Effective January 21, 2015, we sold the Mitchell’s Restaurants and related assets to Landry’s.  Pursuant to the terms of the purchase agreement, upon closing of the sale of the Mitchell’s Restaurants, Landry’s assumed the lease obligations of the Mitchell’s Restaurants.  However, we have guaranteed Landry’s lease obligations aggregating $26.1 million under seven of the leases which extend until the leases terminate which may continue into 2040. The purchase agreement also includes customary seller representations and warranties. Separate from the purchase agreement, Landry’s has agreed to indemnify the Company in the event of a default under any of the leases.  There is a risk that adverse events may occur that require us to defend against or fulfill an indemnity claim, which could result in unexpected expense.

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

Tax assessments or unclaimed property audits by governmental authorities could adversely impact our operating results.

We remit a variety of taxes and fees to various governmental authorities, including federal and state income taxes, excise taxes, property taxes, sales and use taxes, and payroll taxes. The taxes and fees remitted by us are subject to review and audit by the applicable governmental authorities, which could result in liability for additional assessments. In addition, we are subject to unclaimed or abandoned property (escheat) laws which require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time. We are subject to audit by individual U.S. states with regard to our escheatment practices. The legislation and regulations related to tax and unclaimed property matters tend to be complex and subject to varying interpretations by both government authorities and taxpayers. Although management believes that the positions are reasonable, various taxing authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for taxes, unclaimed property and interest in excess of accrued liabilities. Our positions are reviewed as events occur such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability based on current calculations, the identification of new tax contingencies, or the rendering of relevant court decisions. An unfavorable resolution of assessments by a governmental authority could negatively impact our results of operations and cash flows in future periods. The Company has a pending voluntary disclosure agreement with the State of Delaware to resolve potential liability surrounding gift cards.

An impairment in the financial statement carrying value of our goodwill, other intangible assets or property could adversely affect our financial condition and consolidated results of operations.

Goodwill and owned franchise rights must be reviewed for potential impairment annually and when triggering events are detected.  We performed our annual impairment test of goodwill and franchise rights as of December 2, 2018 using a qualitative assessment.  Using the qualitative approach, we evaluated factors, including but not limited to, recent financial performance; forecasts for future cash flows; the Company’s stock price and market capitalization; recent impairment tests; legal factors; the business climate; and the competitive environment.

We review property and equipment (which includes leasehold improvements) for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flow and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed quarterly at the restaurant level for indicators of impairment. In determining future cash flows, we make significant estimates with respect to future operating results of each restaurant over the expected remaining life of the primary asset in the restaurant.

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

Company-owned restaurants are generally located in spaces leased by wholly-owned direct or indirect subsidiaries. Seventy-seven of the Company-owned Ruth’s Chris restaurants operate in leased space, of which the majority currently provide for an option to renew for terms ranging from approximately five years to twenty years. Historically, the Company has not had difficulty in renewing its leases in a timely manner. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on sales volumes over specified levels.

The corporate headquarters reside in leased space (21,211 square feet) in Winter Park, Florida, with a term set to expire on August 31, 2021.

The Company owns the real estate for one Ruth’s Chris operating restaurant in Ft. Lauderdale, FL (7,800 square feet).

The following table sets forth information about the Company’s existing Company-owned and franchisee-owned restaurants as of December 30, 2018. As of December 30, 2018, the Company operated 78 Ruth’s Chris restaurants. In addition, franchisees operated 75 restaurants and three restaurants operated under contractual agreements. Company-owned Ruth’s Chris restaurants range in size from approximately 4,000 to approximately 13,000 square feet with approximately 180 to 375 seats. The Company expects that future restaurants will range in size from 7,000 to 10,000 square feet with approximately 230 to 250 seats.

Company-Owned Ruth's Chris Restaurants			Franchisee-Owned Ruth's Chris Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
1972	Metairie, LA	Leased	1976	Baton Rouge, LA
1977	Lafayette, LA	Leased	1985	Mobile, AL
1983	Washington, D.C.	Leased	1986	Atlanta, GA
1984	Beverly Hills, CA	Leased	1987	Pittsburgh, PA
1985	Ft. Lauderdale, FL	Owned	1987	Hartford, CT
1985	Austin, TX	Leased	1988	Philadelphia, PA
1986	Nashville, TN	Leased	1991	Richmond, VA
1987	San Francisco, CA	Leased	1993	Birmingham, AL
1987	N. Palm Beach, FL	Leased	1993	San Antonio, TX
1988	Seattle, WA	Leased	1993	Taipei, Taiwan
1989	Honolulu, HI	Leased	1993	Cancun, Mexico
1989	Memphis, TN	Leased	1994	Indianapolis, IN
1990	Weehawken, NJ	Leased	1995	Long Island, NY
1990	Scottsdale, AZ	Leased	1995	Toronto, Canada
1992	Palm Desert, CA	Leased	1996	Taichung, Taiwan
1992	Minneapolis, MN	Leased	1996	Indianapolis, IN
1992	Chicago, IL	Leased	1997	Kowloon, Hong Kong
1993	Arlington, VA	Leased	1997	Raleigh (Cary), NC
1993	Manhattan, NY	Leased	1998	Annapolis, MD
1994	San Diego, CA	Leased	1999	Atlanta, GA
1995	Westchester, NY	Leased	2000	Pikesville, MD
1996	Dallas, TX	Leased	2000	San Antonio, TX
1996	Troy, MI	Leased	2001	Kaohsiung, Taiwan
1996	Tampa, FL	Leased	2001	King of Prussia, PA
1996	Bethesda, MD	Leased	2001	Queensway, Hong Kong
1997	Irvine, CA	Leased	2001	Cabo San Lucas, Mexico
1997	Jacksonville, FL	Leased	2005	Virginia Beach, VA
1998	Louisville, KY	Leased	2005	Baltimore, MD
1998	Maui, HI	Leased	2005	Atlantic City, NJ
1998	Parsippany, NJ	Leased	2005	Charlotte, NC
1998	Northbrook, IL	Leased	2006	St. Louis, MO
1999	Coral Gables, FL	Leased	2006	Ocean City, MD
1999	Ponte Vedra, FL	Leased	2006	Destin, FL
1999	Winter Park, FL	Leased	2006	Huntsville, AL
2000	Sarasota, FL	Leased	2006	Edmonton, Canada
2000	Del Mar, CA	Leased	2007	Charlotte, NC
2000	Boca Raton, FL	Leased	2007	Columbia, SC
2000	Wailea, HI	Leased	2007	Mishawaka, IN
2001	Orlando, FL	Leased	2007	Tokyo, Japan
2001	Greensboro, NC	Leased	2007	Madison, WI
2002	Woodland Hills, CA	Leased	2007	Calgary, Canada
2002	Fairfax, VA	Leased	2007	Rogers, AR
2002	Bellevue, WA	Leased	2007	Park City, UT
2003	Walnut Creek, CA	Leased	2008	Aruba
2005	Roseville, CA	Leased	2008	Myrtle Beach, SC
2005	Boston, MA	Leased	2008	Wilmington, NC

Company-Owned Ruth's Chris Restaurants			Franchisee-Owned Ruth's Chris Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
2005	Sacramento, CA	Leased	2008	Wilkes-Barre, PA
2006	Bonita Springs, FL	Leased	2008	Raleigh, NC
2006	Mauna Lani, HI	Leased	2008	Savannah, GA
2006	Pasadena, CA	Leased	2009	Greenville, SC
2007	Lake Mary, FL*	Leased	2009	St. Louis, MO
2007	Anaheim, CA*	Land Leased	2009	Durham, NC
2007	Biloxi, MS	Land Leased	2009	Kennesaw, GA
2007	Knoxville, TN	Leased	2010	Salt Lake City, UT
2007	Tyson's Corner, VA	Leased	2011	Grand Rapids, MI
2007	Waikiki, HI	Leased	2011	Asheville, NC
2007	West Palm Beach, FL	Leased	2012	Singapore
2008	Ft. Worth, TX	Leased	2012	Niagara Falls, Canada
2008	New Orleans, LA	Leased	2013	Las Vegas, NV
2008	Princeton, NJ*	Leased	2013	San Juan, Puerto Rico
2008	Fresno, CA	Land Leased	2013	Chattanooga, TN
2008	South Barrington, IL*	Leased	2013	Shanghai, China
2011	Portland, OR	Land Leased	2014	Alpharetta, GA
2012	Cincinnati, OH	Leased	2014	Boise, ID
2013	Houston, TX	Leased	2014	Taipei, Taiwan
2014	Denver, CO	Leased	2015	Ann Arbor, MI
2014	Gaithersburg, MD	Leased	2015	Charleston, SC
2014	Marina del Rey, CA	Leased	2015	San Antonio, TX
2015	St. Petersburg, FL	Leased	2016	Jakarta, Indonesia
2015	Dallas, TX	Leased	2016	Odenton, MD
2016	Albuquerque, NM	Leased	2016	Greenville, SC
2016	El Paso, TX	Leased	2017	Chengdu, China
2017	Waltham, MA	Leased	2017	Toronto, Canada
2017	Cleveland, OH	Leased	2018	Ft. Wayne, IN
2017	Kauai, HI	Leased	2018	Markham, Canada
2017	Denver, CO	Leased
2018	Jersey City, NJ	Leased
2018	Paramus, NJ	Leased

			Ruth's Chris Restaurants Under Management Agreement
			Year Opened	Locations
			2012	Cherokee, NC
			2017	Tulsa, OK
			2018	Reno, NV

*	The Company owns the building and leases the land pursuant to a long-term ground lease.

Item 3.	LEGAL PROCEEDINGS

See Note 11 of the Notes to the Consolidated Financial Statements for a summary of legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Select Market under the trading symbol “RUTH.” As of February 22, 2019, there were 105 holders of record of its common stock.

Common Stock Repurchase Program

On November 3, 2017, the Company announced that its Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors. The new share repurchase program replaced the Company’s previous share repurchase program announced in April 2016, which has been terminated. The previous share repurchase program had permitted the repurchase of up to $60 million of outstanding common stock, of which approximately $12.0 million remained unused upon its termination. The Company conducts any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of its shares.  The program has no termination date.  As of December 30, 2018, $32.1 million remained available for further purchases under the new program.

Stock repurchase activity during the fiscal quarter ended December 30, 2018 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value that May Yet be Purchased under the Program – Amounts in thousands
October 1, 2018 to November 4, 2018	—	—	—	$44,712
November 5, 2018 to December 2, 2018	420,000	$27.66	420,000	$33,094
December 3, 2018 to December 30, 2018	44,395	$22.02	44,395	$32,116
Totals for the fiscal quarter	464,395	$27.12	464,395	$32,116

Unregistered Recent Sales of Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for information regarding securities authorized for issuance under the Company’s equity compensation plans.

Performance Graph

The following table and graph show the cumulative total stockholder return on the Company’s Common Stock with the S&P 500 Stock Index, the S&P Small Cap 600 Index and the Dow Jones U.S. Restaurants & Bars Index, in each case assuming an initial investment of $100 on December 29, 2013 and full dividend reinvestment.

CUMULATIVE TOTAL RETURN

Assuming an investment of $100 and reinvestment of dividends

	12/27/13	12/26/14	12/24/15	12/23/16	12/29/17	12/28/18
Ruth's Hospitality Group, Inc.	$100	$97	$110	128	$154	$163
S&P 500	$100	$114	$115	129	$157	$150
S&P Smallcap 600	$100	$106	$104	131	$149	$136
Dow Jones US Restaurants & Bars	$100	$106	$128	136	$168	$183

All amounts rounded to the nearest dollar.

**********

The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth the Company’s selected financial data for the year indicated and should be read in conjunction with the disclosures in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Certain amounts have been revised to reclassify certain operating revenues and expenses to income from discontinued operations.

	Fiscal Year Ended
	2018	2017	2016	2015	2014
	($ in thousands)
Income Statement Data:
Revenues:
Restaurant sales	$427,433	$390,434	$363,147	$351,875	$325,437
Franchise income	17,919	17,545	17,301	16,661	15,763
Other operating income	6,982	6,844	5,499	4,897	4,897

Total revenues	452,334	414,823	385,947	373,433	346,097
Costs and expenses:
Food and beverage costs	120,112	116,361	107,075	108,101	103,259
Restaurant operating expenses	206,258	185,444	172,999	165,847	156,242
Marketing and advertising	16,639	12,724	11,406	10,925	10,076
General and administrative costs	37,253	32,700	31,488	30,242	24,311
Depreciation and amortization expenses	18,538	14,995	13,434	12,520	10,917
Pre-opening costs	1,875	2,013	1,986	1,032	1,630
Loss on impairments	—	3,904	—	—	—
Total costs and expenses	400,675	368,141	338,388	328,667	306,435
Operating income	51,659	46,682	47,559	44,766	39,662
Other income (expense):
Interest expense	(1,739)	(821)	(1,154)	(790)	(1,159)
Other	(73)	53	10	358	37
Income from continuing operations before income tax expense	49,847	45,914	46,415	44,334	38,540
Income tax expense	8,247	15,669	15,660	14,168	11,830
Income from continuing operations	41,600	30,245	30,755	30,166	26,710
Income (loss) from discontinued operations, net of income taxes	80	(108)	(290)	(162)	(10,255)
Net income	$41,680	$30,137	$30,465	$30,004	$16,455

	2018	2017	2016	2015	2014
	($ in thousands, except per share data)
Basic earnings (loss) per share:
Continuing operations	$1.40	$1.00	$0.97	$0.88	$0.76
Discontinued operations	0.01	(0.01)	(0.01)	—	(0.29)
Basic earnings (loss) per share	$1.41	$0.99	$0.96	$0.88	$0.47

Diluted earnings (loss) per share:
Continuing operations	$1.37	$0.98	$0.96	$0.87	$0.75
Discontinued operations	0.01	(0.01)	(0.01)	—	(0.29)
Diluted earnings (loss) per share	$1.38	$0.97	$0.95	$0.87	$0.46
Shares used in computing earnings (loss) per common share:
Basic	29,659,461	30,346,999	31,670,189	34,018,582	34,955,760
Diluted	30,273,841	30,916,364	32,108,965	34,434,407	35,415,483
Dividends declared per common share	$0.44	$0.36	$0.28	$0.24	$0.20

Balance Sheet Data (at end of fiscal year):
Cash and cash equivalents	$5,062	$4,051	$3,788	$3,095	$4,301
Total assets	254,613	242,096	207,472	198,597	218,567
Total long-term debt including current portion	41,000	50,000	25,000	—	13,000
Total shareholders' equity	90,132	79,504	79,009	97,902	96,311

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes to the consolidated financial statements. We report our financial results on a 52/53-week fiscal year, which ends on the last Sunday in December. Fiscal year 2017 had 53 weeks while fiscal years 2018 and 2016 included 52 weeks of operations.

Overview

Ruth’s Hospitality Group, Inc. develops and operates fine dining restaurants under the trade name Ruth’s Chris Steak House. As of December 30, 2018, there were 156 Ruth’s Chris Steak House restaurants, including 78 Company-owned restaurants, three restaurants operating under contractual agreements and 75 franchisee-owned restaurants, including 20 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Singapore and Taiwan.

On December 12, 2017, we completed the acquisition of substantially all the assets of the Hawaiian Restaurants for a cash purchase price of $35.4 million.  The results of operations, financial position and cash flows of the Hawaiian Restaurants are included in our consolidated financial statements as of the date of the acquisition.  For additional information, see Note 4 of the consolidated financial statements.

The Ruth’s Chris menu features a broad selection of high-quality USDA Prime and Choice grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling” and topped with butter—complemented by other traditional menu items inspired by our New Orleans heritage. The Ruth’s Chris restaurants reflect the 53-year commitment to the core values instilled by our founder, Ruth Fertel, of caring for our guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere.

Our Ruth’s Chris restaurants cater to special occasion diners and frequent customers, in addition to the business clientele traditionally served by upscale steakhouses, by providing a dining experience designed to appeal to a wide range of guests. We believe our focus on creating this broad appeal provides us with opportunities to expand into a wide range of markets, including many markets not traditionally served by upscale steakhouses. We offer USDA Prime and other high-quality steaks that are aged and prepared to exact company standards and cooked in 1,800-degree broilers. We also offer veal, lamb, poultry and seafood dishes and a broad selection of appetizers. We complement our distinctive food offerings with an award-winning wine list. During the fiscal year 2018, the average check was $85 per person at Company-owned Ruth’s Chris Restaurants.

All Company-owned Ruth’s Chris Steak House restaurants are located in the United States. The franchisee-owned Ruth’s Chris Steak House restaurants include 20 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Singapore and Taiwan. Two new Company-owned Ruth’s Chris Steak House restaurants opened during 2016, in Albuquerque, NM and El Paso, TX.  Franchisees opened two new restaurants during 2016, in Jakarta, Indonesia and Greenville, SC.  The franchisee-owned Ruth’s Chris Steak House restaurant in San Salvador, El Salvador closed in January 2016. Due to local market conditions and disappointing financial results, we closed our Ruth’s Chris Steak House restaurant in Columbus, OH in February 2016 after nearly seventeen years of operations.  In 2017, the Company opened three new Ruth’s Chris Steak House restaurants – one in Waltham, MA in January, one in Cleveland, OH in March and one in Denver, CO in December.  One new Ruth’s Chris Steak House restaurant operating under a contractual agreement opened in Tulsa, OK in January 2017.  Franchisees opened two new restaurants in 2017, in Chengdu, China and Kauai, HI.  The Kauai, HI restaurant was acquired by the Company in December 2017. During the Company’s fiscal year 2017, a franchisee-owned Ruth’s Chris Steak House restaurant in San Juan, Puerto Rico was closed.  In 2018, the Company opened two new Ruth’s Chris Steak House restaurants – one in Jersey City, NJ in August and one in Paramus, NJ in November.  Franchisees opened two new restaurants during 2018, in Ft. Wayne, IN and Markham, Ontario.  The franchisee-owned Ruth’s Chris Steak House restaurants in Ridgeland, MS and Dubai, United Arab Emirates were closed in March 2018 and April 2018, respectively.  Due to the expiration of our lease we closed one of our Ruth’s Chris Steak House restaurants in Washington D.C. in December 2018.

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

Franchise Income.  Prior to the adoption of Topic 606, the Company recognized franchise development and opening fees when a franchisee-owned restaurant opened.  Under Topic 606, the Company now recognizes franchise development and opening specific fees over the life of the applicable franchise agreements.  The Company increased its deferred revenue liability by $3.1 million, increased its deferred tax assets by $746 thousand and decreased the opening balance of shareholders’ equity by $2.3 million for previously recognized franchise development and opening fees that will now be recognized over the life of the applicable franchise agreements.  The adoption of Topic 606 also impacts the classification of advertising contributions from franchisees.  Prior to the adoption of Topic 606, the Company recorded advertising contributions from franchisees as a liability against which specific marketing and advertising costs were charged, which reduced the Company’s marketing expense on the consolidated statements of income.  Under Topic 606, advertising contributions from franchisees are classified as franchise income on the consolidated statements of income in fiscal year 2018.  The Company recognized $1.5 million of advertising contributions from franchisees for the fiscal year 2018.  Because of the offsetting adjustments, the reclassification of advertising contributions from franchisees will have no impact to the Company’s net income for fiscal year 2018.

Gift Cards.  Under Topic 606, the Company now classifies certain discounts recognized on the sale of gift cards, historically recognized as marketing expense, as a reduction to restaurant sales on the consolidated statements of income.  The reclassification of discounts recognized on the sale of gift cards from marketing expense to restaurant sales on the consolidated statements of income totaled $1.1 million in fiscal year 2018.  Because of the offsetting adjustments, the reclassification of discounts recognized on the sale of gift cards will have no impact to the Company’s net income for fiscal year 2018.

See Note 3 of the Notes to Consolidated Financial Statements for a summary of the impact of the adoptions of Topic 606.

Recap of Fiscal Year 2018 and Fiscal Year 2017 Operating Results

Operating income for fiscal year 2018 increased from fiscal year 2017 by $5.0 million to $51.7 million. Operating income for fiscal year 2018 was favorably impacted by a $37.0 million increase in restaurant sales, which was offset by increased food and beverage costs, restaurant operating expenses, marketing and advertising, general and administrative costs and depreciation and amortization expenses.  The Company had a $3.9 million loss on impairment during fiscal year 2017 that did not reoccur in fiscal year 2018.  Higher restaurant sales were attributable to an increase in new Company-owned restaurant sales partially offset by sales at comparable Company-owned restaurants.  After-tax income from continuing operations during fiscal year 2018 increased from fiscal year 2017 by $11.4 million to $41.6 million. Income tax expense decreased $7.4 million primarily due to the passage of the 2017 Tax Act which reduced the statutory rate from 35% to 21%.  Fiscal year 2018 net income increased from fiscal year 2017 by $11.5 million to $41.7 million.

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

Key Financial Terms and Metrics

We evaluate our business using a variety of key financial measures:

Restaurant Sales. Restaurant sales consist of food and beverage sales by Company-owned restaurants. Restaurant sales are primarily influenced by total operating weeks in the relevant period and comparable restaurant sales growth. Total operating weeks is the total number of Company-owned restaurants multiplied by the number of weeks each is in operation during the relevant period. Total operating weeks are impacted by restaurant openings and closings, as well as changes in the number of weeks included in the relevant period. Comparable restaurant sales growth reflects the change in year-over-year or quarter-over-quarter, as applicable, sales for the comparable restaurant base. We define the comparable restaurant base to be those Company-owned restaurants in operation for not less than eighteen months prior to the beginning of the fiscal year including the period being measured. Comparable restaurant sales growth is primarily influenced by customer traffic, which is measured by the number of entrées sold, and the average guest check. Customer traffic is influenced by the popularity of our menu items, our guest mix, our ability to deliver a high-quality dining experience and overall economic conditions. Average guest check, a measure of total restaurant sales divided by the number of entrées, is driven by menu mix and pricing.

Franchise Income. Franchise income includes (1) franchise and development fees charged to franchisees, (2) sales-based royalty income and (3) sales-based advertising fees. Franchise royalties consist of 5.0% of adjusted gross sales from each franchisee-owned restaurant. In addition, our more recent franchise agreements require an advertising fee of up to 1.0% of gross sales to be paid by the franchisee. Under our prior franchise agreements, the Company would pay 1.0% out of the 5.0% royalty toward national advertising. We evaluate the performance of our franchisees by measuring franchisee-owned restaurant operating weeks, which is impacted by franchisee-owned restaurant openings and closings, and comparable franchisee-owned restaurant sales growth, which together with operating weeks, drives royalty income.

Other Operating Income. Other operating income consists primarily of breakage income associated with gift cards, and includes fees earned from management agreements, banquet-related guarantee and services revenue and other incidental guest fees.

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

	Fiscal Year
	2018	2017	2016
Revenues:
Restaurant sales	94.5%	94.1%	94.1%
Franchise income	4.0%	4.2%	4.5%
Other operating income	1.5%	1.7%	1.4%
Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	28.1%	29.8%	29.5%
Restaurant operating expenses (percentage of restaurant sales)	48.3%	47.5%	47.6%
Marketing and advertising	3.7%	3.1%	3.0%
General and administrative costs	8.2%	7.9%	8.2%
Depreciation and amortization expenses	4.1%	3.6%	3.5%
Pre-opening costs	0.4%	0.5%	0.5%
Loss on impairment	—	0.9%	—
Total costs and expenses	88.6%	88.7%	87.7%
Operating income	11.4%	11.3%	12.3%

Other income (expense):
Interest expense, net	(0.4%)	(0.2%)	(0.3%)
Other	(0.0%)	0.0%	0.0%
Income from continuing operations before income tax expense	11.0%	11.1%	12.0%
Income tax expense	1.8%	3.8%	4.1%
Income from continuing operations	9.2%	7.3%	8.0%
Income (loss) from discontinued operations, net of income taxes	0.0%	(0.0%)	(0.1%)
Net income	9.2%	7.3%	7.9%

Fiscal Year 2018 Compared to Fiscal Year 2017

Restaurant Sales. Restaurant sales increased $37.0 million, or 9.5%, to $427.4 million during fiscal year 2018 from fiscal year 2017. The increase was attributable to a $41.1 million increase in new or relocated restaurants offset by a $4.1 million decrease from comparable Company-owned restaurants. Excluding discontinued operations, total operating weeks during fiscal year 2018 increased to 4,027 from 3,715 during fiscal year 2017. The 53rd week contributed $12.4 million in sales in fiscal year 2017.  Comparable Company-owned restaurant sales increased 1.4% on a comparable 52-week basis, which consisted of an average check increase of 1.7%, and 0.3% decrease in traffic counts. Comparable restaurant sales and traffic were negatively affected by approximately 50 basis points due to the shift of the New Year’s Eve holiday into fiscal year 2019.  New restaurant sales primarily increased in fiscal year 2018 due to an increase in 294 operating weeks from the acquisition of the Hawaiian Restaurants in December 2017.

Franchise Income. Franchise income increased $374 thousand, or 2.1%, to $17.9 million during fiscal year 2018 from fiscal year 2017. The increase is primarily attributable to the reclassification of $1.5 million in franchisee advertising fees due to the adoption of Topic 606 and an increase in comparable franchisee-owned restaurant sales of 1.0%.  This was offset by the acquisition of the Hawaii Restaurants which decreased sales-based royalty income by $1.6 million during fiscal year 2018.

Other Operating Income. Other operating income increased $138 thousand, or 2.0%, to $7.0 million during fiscal year 2018 from fiscal year 2017. Other operating income includes our share of income from managed restaurants, gift card breakage revenue and miscellaneous restaurant income. The increase in other operating income was primarily due to an increase of $106 thousand in income from restaurants operating under contractual agreements, including the new location in Reno, NV.

Food and Beverage Costs. Food and beverage costs increased $3.8 million, or 3.2%, to $120.1 million during fiscal year 2018 from fiscal year 2017. Food and beverage costs, as a percentage of restaurant sales, decreased 170 basis points to 28.1% compared to fiscal year 2017 largely due to a decrease of 8.4% in total beef costs and an increase in average check of 1.7%.

Restaurant Operating Expenses. Restaurant operating expenses increased $20.8 million, or 11.2%, to $206.3 million during fiscal year 2018 from fiscal year 2017. Restaurant operating expenses, as a percentage of restaurant sales, increased 75 basis points to 48.3% compared to fiscal year 2017 primarily due to an increase in occupancy expenses.

Marketing and Advertising. Marketing and advertising expenses increased $3.9 million, or 30.8% to $16.6 million during fiscal year 2018 from fiscal year 2017. Marketing and advertising, as a percent of total revenue, increased 60 basis points to 3.7% compared to fiscal year 2017. The increase in marketing and advertising expenses during fiscal year 2018 was attributable to a planned increase in advertising in addition to the reclassification of $1.7 million in certain administrative support costs that have been historically charged to general and administrative costs.

General and Administrative. General and administrative expenses increased $4.6 million or 13.9% to $37.3 million during fiscal year 2018 from fiscal year 2017.  The increase in general and administrative costs was primarily attributable to $3.5 million in incentive-based compensation costs and $906 thousand in Hawaii Restaurants acquisition and integration costs.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $3.5 million to $18.5 million during fiscal year 2018, primarily due to property additions related to new restaurants and remodel projects placed in service within the last twelve months including $2.5 million of depreciation and amortization related to the Hawaii Restaurants.

Pre-opening Costs. Pre-opening costs remained relatively unchanged at $1.9 million in fiscal year 2018 compared to $2.0 million in fiscal year 2017.

Loss on Impairment. During fiscal year 2018 we incurred no loss on impairment charges, compared to fiscal year 2017, during which we recognized a $3.9 million loss on impairment of long-lived assets at a Ruth’s Chris Steak House restaurant.

Interest Expense. Interest expense increased $918 thousand to $1.7 million during fiscal year 2018 from fiscal year 2017. The increase in expense was primarily due to higher average debt balances during fiscal year 2018 compared to fiscal year 2017.

Other Income. During fiscal year 2018 we recognized $73 thousand of other expense.  During fiscal year 2017 we recognized $53 thousand of other income.

Income Tax Expense. During fiscal year 2018 we recognized $8.2 million in income tax expense.  The effective tax rate, including the impact of discrete items, decreased to 16.5% during fiscal year 2018 compared to 34.1% during fiscal year 2017.  The effective tax rate decreased during fiscal year 2018 primarily due to the passage of the 2017 Tax Act, which was signed into law on December 22, 2017.  The 2017 Tax Act significantly revised U.S. tax law, and included many changes that impacted the Company, most notably a reduction of the statutory corporate tax rate from 35% to 21%.

Income from Continuing Operations. Income from continuing operations of $41.6 million during fiscal year 2018 increased by $11.4 million compared to fiscal year 2017 due to the factors noted above.

Income (Loss) from Discontinued Operations, net of income taxes. Income (loss) from discontinued operations, net of income taxes during fiscal year 2018 was income of $80 thousand compared to a loss of $108 thousand during fiscal year 2017. Discontinued operations includes the recurring revenues and expenses of closed restaurants and related income taxes.

Net Income. Net income was $41.7 million during fiscal year 2018 compared to $30.1 million net income during fiscal year 2017 due to the factors noted above.

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

Income Tax Expense. During fiscal years 2017 and 2016 we recognized $15.7 million in income tax expense.  The effective tax rate increased to 34.1% during fiscal year 2017 compared to 33.7% during fiscal year 2016.  The increase in the effective tax rate in 2017 was primarily due to the $1.1 million expense recognized related to the remeasurement of the Company’s net deferred tax assets resulting from the passage of the Tax Cuts and Jobs Act (the “2017 Tax Act”), partially offset by a 160 basis point reduction in our state income taxes.

The 2017 Tax Act significantly revised many aspects of U.S. tax law, most notably reducing the statutory corporate tax rate from 35% to 21% effective January 1, 2018. Since the 2017 Tax Act was signed into law on December 22, 2017, the Company was required to remeasure its net deferred tax assets to reflect the lower tax rate at which they were expected to be realized. The revaluation of the Company’s net deferred tax assets resulted in a one-time, non-cash tax charge of $1.1 million.

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

Our business is also subject to seasonal fluctuations. Historically, the percentages of our annual total revenues during the first and fourth fiscal quarters have been higher due, in part, to the year-end holiday season and the popularity of dining out in the fall and winter months. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable restaurant sales for any particular period may decrease.

Liquidity and Capital Resources

Overview

Our principal sources of cash during fiscal year 2018 were net cash provided by operating activities and borrowings under our senior credit facility. Our principal uses of cash during fiscal year 2018 were for principal repayments under our senior credit facility, capital expenditures, common stock repurchases and dividend payments. Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our statement of cash flows.

In October 2017, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $60 million of outstanding common stock from time to time.  The new share repurchase program replaces the previous share repurchase program announced in April 2016, which has been terminated.  During fiscal year 2018, 689,000 shares were repurchased at an aggregate cost of $18.5 million or an average cost of $26.91 per share. All repurchased shares were retired and cancelled. As of December 30, 2018, $32.1 million remained available for future purchases under the share repurchase program.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. We paid a quarterly cash dividend of $0.11 per share, or $3.4 million in the aggregate, during each of the quarters of fiscal year 2018. On February 22, 2019, we announced that our Board of Directors declared a quarterly cash dividend of $0.13 per share, or $3.9 million in the aggregate, to be paid on March 21, 2019 to common and restricted stockholders of record as of the close of business on March 7, 2019. Future dividends will be subject to the approval of our Board of Directors.

We believe that our borrowing ability under our senior credit facility coupled with our anticipated cash flow from operations should provide us with adequate liquidity in fiscal year 2019.

Senior Credit Facility

As of December 30, 2018, we had $41.0 million of outstanding indebtedness under our senior credit facility with approximately $44.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. As of December 30, 2018, the weighted average interest rate on our outstanding debt was 4.0% and the weighted average interest rate on our outstanding letters of credit was 1.6%.  In addition, the fee on the unused portion of our senior credit facility was 0.2%.

On February 2, 2017, we entered into a credit agreement with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (the Credit Agreement) governing a senior credit facility that replaced the prior credit facility. The Credit Agreement provides for a revolving credit facility of $90.0 million with a $5.0 million sub facility for letters of credit and a $5.0 million sub facility for swingline loans.  Subject to the satisfaction of certain conditions and lender consent, the revolving credit facility may be increased up to a maximum of $150.0 million.  The Credit Agreement has a maturity date of February 2, 2022.  At our option, revolving loans may bear interest at (i) LIBOR, plus an applicable margin or (ii) the highest of (a) the rate publicly announced by Wells Fargo as its prime rate, (b) the average published federal funds rate in effect on such day plus 0.50% and (c) one month LIBOR plus 1.00%, plus an applicable margin.  The applicable margin is based on our actual leverage ratio, ranging (a) from 1.50% to 2.25% above the applicable LIBOR rate or (b) at our option, from 0.50% to 1.25% above the applicable base rate.

The Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants requiring a minimum fixed coverage charge ratio and limiting our consolidated leverage ratio.  As of December 30, 2018, we were in compliance with all of the covenants in the Credit Agreement.  The Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company.  If any event of default occurs and is not cured within the applicable grace period, or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments under the Credit Agreement and the lenders’ commitments may be terminated. The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries (the Guarantors), and are secured by a lien on substantially all of our personal property assets other than any equity interest in current and future subsidiaries of the Company.

Under the Credit Agreement, restricted junior payments, which include cash dividend payments, repurchases of our equity securities and payments and prepayments of subordinated indebtedness, made subsequent to February 2, 2017 are limited to $100.0 million if our consolidated leverage ratio is greater than or equal to 2.00:1.00, and are not limited in amount if our consolidated leverage ratio is less than or equal to 2.00:1.00.  As of the date of this Annual Report on Form 10-K, $67.3 million in junior restricted payments have been made since February 2, 2017.  We pay interest under our senior credit agreement based on LIBOR.  The FCA, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021, and it appears likely that LIBOR will be discontinued or modified by 2021.  While our senior credit agreement includes a mechanism for an alternate rate to LIBOR, there is no guarantee that the discontinuance of LIBOR will not result in financial market disruptions or significant increases in benchmark interest rates or borrowing costs, any of which may have an adverse affect on us.

Capital Expenditures and Acquisition of Restaurants

Capital expenditures in fiscal year 2018, which aggregated $31.9 million, pertained primarily to $13.1 million for new restaurants and $14.7 million for restaurant remodel and capital replacement projects.  Capital expenditures in fiscal year 2017, which aggregated $56.6 million, pertained primarily to $9.8 million for new restaurants; $9.7 million for restaurant remodel projects; and $35.4 million related to the acquisition of the Hawaiian Restaurants from the owner franchisee. Capital expenditures in fiscal year 2016, which aggregated $26.2 million, pertained primarily to $13.5 million for restaurant remodel projects and $8.4 million for new restaurants.  We anticipate capital expenditures in fiscal year 2019 will be approximately $30.0 to $32.0 million. We currently expect to open three Company-owned restaurants at leased locations in fiscal year 2019.

Cash Flows

The following table summarizes our primary sources and uses of cash (in thousands):

	Fiscal Year
	2018	2017	2016
Net cash provided by (used in):
Operating activities	$78,294	$68,693	$56,294
Investing activities	(31,907)	(56,612)	(25,409)
Financing activities	(45,376)	(11,818)	(30,192)
Net increase in cash and cash equivalents	$1,011	$263	$693

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

Investing Activities. Fiscal years 2018 and 2016 investing activities were primarily related to capital expenditure projects. Cash used in investing activities in fiscal year 2017 pertained primarily to the acquisition of six franchisee owned restaurants and capital expenditure projects.

Financing Activities. Financing activities used cash in all three years. During fiscal year 2018 we:  repurchased common stock of $18.5 million; paid dividends of $13.5 million; decreased the debt outstanding under our senior credit facility by $9.0 million; and paid $4.3 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options.  We paid $4.3 million in taxes in connection with the vesting of restricted stock and the exercise of stock options because some recipients elected to satisfy their individual tax withholding obligations by having us withhold a number of vested shares of restricted stock and/or a number of shares otherwise issuable pursuant to stock options.  During fiscal year 2017 we:  increased the debt outstanding under our senior credit facility by $25.0 million; repurchased common stock of $23.9 million; paid dividends of $11.4 million; and paid $2.1 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options.  During fiscal year 2016, we:  used $45.1 million to repurchase common stock; increased the debt outstanding under our prior senior credit facility by $25.0 million; paid dividends of $9.2 million; and paid $1.5 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options.

Contractual Obligations

The following table summarizes our contractual obligations as of December 30, 2018:

	Payments due by period
		Less than	1-2	3-5	More than
	Total	1 year	years	years	5 years
	(in millions)
Long-term debt obligations	$42.8	$1.8	$—	$41.0	$—
Operating lease obligations	267.4	25.8	24.2	62.8	154.6
Total	$310.2	$27.5	$24.2	$103.8	$154.6

Long-term debt obligations include principal maturities and expected interest payments. Expected interest payments were estimated using the interest and fee rates under our senior credit facility as of December 30, 2018. Operating lease obligations do not include contingent rent, common area maintenance, property taxes and other pass through charges from our landlords. The above table does not include recorded liabilities to vendors or employees nor does it include routine purchase commitments shorter than twelve months in duration for food and supplies.

Pursuant the terms of the purchase agreement, upon closing of the sale of the Mitchell’s Restaurants in January 2015, Landry’s assumed the lease obligations of the Mitchell’s Restaurants.  However, the Company has guaranteed Landry’s lease obligations aggregating $26.1 million under seven of the leases. Separate from the purchase agreement Landry’s has agreed to indemnify the Company in the event of a default under any of the leases. The above table does not include potential lease obligations for the Mitchell’s Restaurants.

Off-Balance Sheet Arrangements

As of December 30, 2018, we do not have any off-balance sheet arrangements.

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

Prior to the acquisition of the Hawaiian Restaurants, the most significant acquisitions were completed in 1996, 1999, 2006 and 2007. Goodwill is not subject to amortization and franchise rights acquired prior to 2008 are also not subject to amortization. Such assets must be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The annual testing date for determining whether goodwill and other intangible assets are impaired is the last day of the Company’s 48th fiscal week, which in fiscal year 2018 is December 2, 2018.  A variety of inherently uncertain estimates, judgments and projections are used in both assessing whether there has been an indicator that an impairment of an intangible asset may have occurred.  We performed our annual impairment test of our goodwill and franchise rights using a qualitative assessment.  In using the qualitative approach, we evaluated factors, including but not limited to, recent financial performance; forecasts for future cash flows; our stock price and market capitalization; recent impairment tests; legal factors; the business climate; and the competitive environment.  Any adverse change in these factors could have a significant impact on the recoverability of these assets which could have a material impact on our consolidated financial statements.  If we determine that an intangible asset may be impaired, we are required to estimate its fair value. Because similar intangible assets are not bought and sold regularly in public markets, estimates of fair value of our intangible assets are inherently uncertain.

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

Insurance Liability

We maintain various insurance policies for workers’ compensation, health and welfare, general liability, professional liability and property damage. Pursuant to those policies, we are responsible for losses up to certain limits and are required to estimate a liability that represents our ultimate exposure for aggregate losses below those limits. The recorded liabilities are based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. We use independent actuaries to develop the estimated workers’ compensation, general and health and welfare liabilities. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. If actual trends differ from our estimates, our financial results could be impacted.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and replaces most existing revenue recognition guidance in GAAP.  The Company adopted this new revenue recognition standard on January 1, 2018.  See Note 3 for further information about our transition to this new revenue recognition standard.

Recent Accounting Pronouncements for Future Application

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This new lease standard requires a lessee to recognize on the balance sheet a liability to make future lease payments and a corresponding right-of-use (ROU) asset.  The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  Topic 842 is effective for annual and interim periods beginning after December 15, 2018, which will require the Company to adopt these provisions in the first quarter of fiscal year 2019.  A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.  An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application.  The Company will use the effective date as our date of initial application.  Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before December 31, 2018.  The new standard provides a number of optional practical expedients in transition.  We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.  We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.  The new standard also provides practical expedients for an entity’s ongoing accounting.  We currently expect to elect the short-term lease recognition for all leases that qualify.  This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.  We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for real estate operating leases; (2) the derecognition of deferred rent and tenant allowances for existing operating leases; (3) the derecognition of existing deferred gains on previous sale-leaseback transactions and (4) the derecognition of existing intangible assets  related to below market leases.

On adoption, we currently expect to:

-

Recognize additional operating liabilities ranging from $160 million to $180 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.  Our leases do not have readily determinable rates implicit in the leases; therefore, the discount rate used to measure our lease liabilities will be based on our incremental borrowing rate.  The calculation of our incremental borrowing rate will require judgement where there is no single loan product or index that we can use to determine the rate.  Based on the interest rates at the end of fiscal year 2018, we expect our discount rates to be between 4% and 5%.  For our entire portfolio of leases, a 100 basis point shift in the discount rate would result in an approximately $10 million adjustment to our lease liability.

-	Derecognize existing deferred rent and tenant allowance balances totaling $25.4 million.
-	Derecognize existing assets related to below market leases of $758 thousand.
-

Derecognize existing deferred gains on previous sale-leaseback transactions of $1.8 million.  The deferred gain associated with this change in accounting will be recognized through opening retained earnings as of December 31, 2018.

-	Recognize an equity adjustment of $2.5 million to $4.0 million reflecting the write off of the ROU asset from a previously impaired Ruth’s Chris Steak House restaurant.

The Company is not anticipating material changes to either the consolidated statements of income or the consolidated statements of cash flows as a result of adopting Topic 842.  The Company is implementing a new lease software program as a part of its adoption of Topic 842 and expects changes to its internal controls over financial reporting.

In August 2018 the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).  This update aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  This update is effective for the Company in the first quarter of fiscal year 2021. The adoption of ASU 2016-15 is not expected to have a significant impact of the Company’s ongoing financial reporting.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 30, 2018, the Company had $41.0 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical 100 basis point change in interest rates as of December 30, 2018 would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2019 of approximately $410 thousand.

Effects of Healthcare Inflation

The Company is exposed to market price fluctuations related to the cost of providing healthcare to its employees.  Claim trends are predicted to outpace inflation throughout the upcoming year.  Pharmacy costs are also rising in excess of general and medical cost inflation.  If prices increase, or the Company experiences significantly more claims, operating margin could be materially adversely affected.  Holding other variables constant, a hypothetical 10% fluctuation in healthcare costs would have an approximate impact on pre-tax earnings of approximately $900 thousand for the 2019 fiscal year.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations. Franchise fee revenue from international locations aggregated $2.7 million in fiscal year 2018 and $2.9 million in fiscal years 2017 and 2016.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. As of December 30, 2018, we have not negotiated set pricing for any substantial portion of our beef requirements for 2019. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. Holding other variables constant, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $4 million to $5 million for fiscal year 2019.

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

Effects of Inflation

Components of the Company’s operations subject to inflation include food, beverage, lease and labor costs. The Company’s leases require it to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. The Company believes that general inflation, excluding increases in food, labor and employee health plan costs, has not had a material impact on its results of operations in recent years.   Recently, governmental entities acted to increase minimum wage rates in several jurisdictions wherein Company-owned restaurants are located, which will increase our operating costs. The increased minimum wage rates are expected to increase employee compensation and related taxes by approximately $1.2 million in fiscal year 2019 compared to fiscal year 2018.  Also, the U.S. government may act to increase the federal minimum wage rate.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements, together with the related notes and report of independent registered public accounting firm, are set forth in the pages indicated in Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 30, 2018. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2018 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2018. In making this assessment, management applied the criteria based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of the Company’s internal control over financial reporting. Based upon this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 30, 2018.

KPMG LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements included herein and issued an audit report on the Company’s internal control over financial reporting as of December 30, 2018, which follows.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ending December 30, 2018, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ruth’s Hospitality Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Ruth’s Hospitality Group, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2018 and December 31, 2017, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

February 28, 2019

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

We have adopted a Code of Conduct and Business Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The text of our Code of Conduct and Business Ethics is posted on our website: www.rhgi.com. We intend to disclose future amendments to, or waivers from, certain provisions of the Code of Conduct and Business Ethics on our website within four business days following the date of such amendment or waiver. Stockholders may request a free copy of the Code of Conduct and Business Ethics from: Ruth’s Hospitality Group, Inc., Attention: Corporate Secretary, 1030 W. Canton Avenue, Suite 100, Winter Park, Florida 32789.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

The following table summarizes the number of stock options issued and shares of restricted stock granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 30, 2018:

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under an
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plan
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
Amended and Restated 2005 Long-Term Equity Incentive Plan	952,979	$18.61	—
2018 Omnibus Incentive Plan	130,665	$33.10	2,463,161

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

See Index to Consolidated Financial Statements appearing on page F-1. All schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

(b) Exhibits.

See Exhibit Index appearing on page 39 for a list of exhibits filed with or incorporated by reference as part of this Annual Report on Form 10-K.

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

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 27, 2016).

3.2	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Amendment #3 to the Company’s Registration Statement on Form S-1 filed July 12, 2005).

10.1	License Agreement dated July 16, 1999 between Ruth U. Fertel and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.2*	Amended and Restated 2005 Long-Term Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed April 19, 2013).

10.3*	Amendment No. 1 to Amended and Restated 2005 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed March 8, 2017).

10.4*

Form of Stock Option Agreement under the Company’s 2005 Long-Term Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 filed August 8, 2005).

10.5*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed March 8, 2017).

10.6*	Form of Restricted Stock Award Agreement (Performance Award) (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed March 8, 2017).

Exhibit	Description
10.7*	Omnibus Amendment to Award Agreements (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed March 8, 2017).

10.8*	Ruth’s Hospitality Group, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Annex A of the registrant’s Definitive Proxy Statement filed March 30, 2018).

10.9*

Form of Restricted Stock Unit Award Agreement (Director’s Award) under the Company’s 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company Current Report on Form 10-Q filed August 10, 2018).

10.10

Form of Restricted Stock Award Agreement (Performance Award) under the Company’s 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company Current Report on Form 10-Q filed August 10, 2018).

10.11*

Form of Restricted Stock Award Agreement (Tenure Award) under the Company’s 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company Current Report on Form 10-Q filed August 10, 2018).

10.12	Ruth’s Hospitality Group 2018 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 4, 2016).

10.13*

Multi-Site Sale Leaseback Purchase Agreement dated August 1, 2008 among the Company, RCSH Operations, LLC, RCSH Operations, Inc. and RHG Kingfish, LLC and Sovereign Investment Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 5, 2008).

10.14*

Credit Agreement, dated as of February 2, 2017, by and among the Company, the  Guarantors, the Lenders and Wells Fargo Bank, National Association, as administrative agent and Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 8, 2017).

10.15*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated June 4, 2018, between the Company and Cheryl Henry (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 4, 2018).

10.16*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated June 4, 2018 between the Company and Michael P. O’Donnell (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 4, 2018).

10.17*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement, effective as of August 8, 2011, by and between Ruth’s Hospitality Group, Inc. and Arne G. Haak (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 29, 2011).

10.18*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement, effective as of October 24, 2018, by and between Ruth’s Hospitality Group, Inc. and Susan L. Mirdamadi (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 25, 2018).

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

February 28, 2019

RUTH’S HOSPITALITY GROUP, INC.

By:	/s/ CHERYL J. HENRY
Cheryl J. Henry President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Ruth’s Hospitality Group, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates

/s/ CHERYL J. HENRY	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2019
Cheryl J. Henry

/s/ ARNE G. HAAK	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2019
Arne G. Haak

/s/ MICHAEL P. O’DONNELL	Executive Chairman of the Board	February 28, 2019
Michael P. O’Donnell

/s/ ROBIN P. SELATI	Lead Director	February 28, 2019
Robin P. Selati

/s/ GIANNELLA ALVAREZ	Director	February 28, 2019
Giannella Alvarez

/s/ MARY BAGLIVO	Director	February 28, 2019
Mary Baglivo

/s/ CARLA R. COOPER	Director	February 28, 2019
Carla R. Cooper

/s/ STEPHEN M. KING	Director	February 28, 2019
Stephen M. King

/s/ MARIE L. PERRY	Director	February 28, 2019
Marie L. Perry

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ruth’s Hospitality Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ruth’s Hospitality Group, Inc. and subsidiaries (the “Company”) as of December 30, 2018 and December 31, 2017, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 30, 2018, and the related notes (collectively, the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.

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

Orlando, Florida

February 28, 2019

RUTH'S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$5,062	$4,051
Accounts receivable, less allowance for doubtful accounts 2018 - $322; 2017 - $361	19,476	21,626
Inventory	9,296	8,688
Prepaid expenses and other	2,528	2,680
Total current assets	36,362	37,045
Property and equipment, net of accumulated depreciation 2018 - $160,153; 2017 - $144,373	125,991	112,212
Goodwill	36,522	36,522
Franchise rights, net of accumulated amortization 2018 - $2,299; 2017 - $396	44,919	46,822
Other intangibles, net of accumulated amortization 2018 - $1,395; 2017 - $1,181	4,862	3,904
Deferred income taxes	5,353	4,947
Other assets	604	644
Total assets	$254,613	$242,096

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$10,273	$10,510
Accrued payroll	19,475	15,903
Accrued expenses	10,535	11,203
Deferred revenue	48,370	42,596
Other current liabilities	6,619	8,313
Total current liabilities	95,272	88,525
Long-term debt	41,000	50,000
Deferred rent	23,692	21,993
Unearned franchise fees	2,680	—
Other liabilities	1,837	2,074
Total liabilities	164,481	162,592
Commitments and contingencies (Note 11)	—	—
Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 29,268,776 shares issued and outstanding at December 30, 2018, 29,645,790 shares issued and outstanding at December 31, 2017	293	296
Additional paid-in capital	61,819	77,017
Retained earnings	28,020	2,191
Treasury stock, at cost; 71,950 shares at December 30, 2018 and December 31, 2017	—	—
Total shareholders' equity	90,132	79,504
Total liabilities and shareholders' equity	$254,613	$242,096

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar amounts in thousands, except share and per share data)

	Fiscal Year Ended
	December 30,	December 31,	December 25,
	2018	2017	2016
Revenues:
Restaurant sales	$427,433	$390,434	$363,147
Franchise income	17,919	17,545	17,301
Other operating income	6,982	6,844	5,499

Total revenues	452,334	414,823	385,947

Costs and expenses:
Food and beverage costs	120,112	116,361	107,075
Restaurant operating expenses	206,258	185,444	172,999
Marketing and advertising	16,639	12,724	11,406
General and administrative costs	37,253	32,700	31,488
Depreciation and amortization expenses	18,538	14,995	13,434
Pre-opening costs	1,875	2,013	1,986
Loss on impairment	—	3,904	—
Total costs and expenses	400,675	368,141	338,388
Operating income	51,659	46,682	47,559
Other income (expense):
Interest expense, net	(1,739)	(821)	(1,154)
Other	(73)	53	10
Income from continuing operations before income tax expense	49,847	45,914	46,415
Income tax expense	8,247	15,669	15,660
Income from continuing operations	41,600	30,245	30,755
Income (loss) from discontinued operations, net of income taxes	80	(108)	(290)
Net income	$41,680	$30,137	$30,465

Basic earnings (loss) per common share:
Continuing operations	$1.40	$1.00	$0.97
Discontinued operations	0.01	(0.01)	(0.01)
Basic earnings per share	$1.41	$0.99	$0.96

Diluted earnings (loss) per common share:
Continuing operations	$1.37	$0.98	$0.96
Discontinued operations	0.01	(0.01)	(0.01)
Diluted earnings per share	$1.38	$0.97	$0.95

Shares used in computing earnings (loss) per common share:
Basic	29,659,461	30,346,999	31,670,189
Diluted	30,273,841	30,916,364	32,108,965

Cash dividends declared per common share	$0.44	$0.36	$0.28

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(Amounts in thousands)

				(Accumulated
			Additional	Deficit)
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders'
	Shares	Value	Capital	Earnings	Shares	Value	Equity
Balance at December 27, 2015	33,146	$331	$135,403	$(37,832)	72	$—	$97,902
Net income	—	—	—	30,465	—	—	30,465
Cash dividends	—	—	—	(9,195)	—	—	(9,195)
Repurchase of common stock	(2,824)	(28)	(45,048)	—	—	—	(45,076)
Shares issued under stock compensation plan net of shares withheld for tax effects	227	2	(1,301)	—	—	—	(1,299)
Excess tax benefit from stock based compensation	—	—	378	—	—	—	378
Stock-based compensation	—	—	5,834	—	—	—	5,834
Balance at December 25, 2016	30,549	305	95,266	(16,562)	72	—	79,009
Net income	—	—	—	30,137	—	—	30,137
Cash dividends	—	—	—	(11,383)	—	—	(11,383)
Repurchase of common stock	(1,169)	(12)	(23,876)	—	—	—	(23,888)
Shares issued under stock compensation plan net of shares withheld for tax effects	266	3	(1,136)	—	—	—	(1,133)
Stock-based compensation	—	—	6,763	—	—	—	6,763
Balance at December 31, 2017	29,646	296	77,017	2,191	72	—	79,504
Net income	—	—	—	41,680	—	—	41,680
Cash dividends	—	—	—	(13,527)	—	—	(13,527)
Repurchase of common stock	(689)	(7)	(18,532)	—	—	—	(18,539)
Shares issued under stock compensation plan net of shares withheld for tax effects	312	3	(4,313)	—	—	—	(4,310)
Stock-based compensation	—	—	7,647	—	—	—	7,647
Cumulative effect of a change in accounting principle (Note 3)	—	—	—	(2,324)	—	—	(2,324)
Balance at December 30, 2018	29,269	$293	$61,819	$28,020	72	$—	$90,132

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Fiscal Year Ended
	December 30,	December 31,	December 25,
	2018	2017	2016
Cash flows from operating activities:
Net income	$41,680	$30,137	$30,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,538	14,995	13,434
Deferred income taxes	341	4,977	9,384
Non-cash interest expense	82	119	421
Debt issuance costs written-off	—	16	—
Gain on the disposal of property and equipment, net	55	—	(108)
Loss on impairment	—	3,904	—
Amortization of below market lease	79	7	—
Stock-based compensation expense	7,647	6,763	5,834
Changes in operating assets and liabilities:
Accounts receivable	2,151	(836)	(2,259)
Inventories	(608)	(710)	83
Prepaid expenses and other	151	(231)	(1,187)
Other assets	(42)	482	96
Accounts payable and accrued expenses	2,590	5,718	(5,213)
Deferred revenue	5,383	3,692	2,953
Deferred rent	1,462	19	1,463
Other liabilities	(1,215)	(359)	928
Net cash provided by operating activities	78,294	68,693	56,294
Cash flows from investing activities:
Acquisition of property and equipment	(31,907)	(21,255)	(26,211)
Acquisition of franchise restaurant, net of cash acquired	—	(35,357)	—
Proceeds from sale of property and equipment	—	—	802
Net cash used in investing activities	(31,907)	(56,612)	(25,409)
Cash flows from financing activities:
Principal borrowings on long-term debt	33,000	70,000	48,000
Principal repayments on long-term debt	(42,000)	(45,000)	(23,000)
Repurchase of common stock	(18,539)	(23,888)	(45,076)
Cash dividend payments	(13,527)	(11,383)	(9,195)
Tax payments from the vesting of restricted stock and option exercises	(4,342)	(2,079)	(1,518)
Excess tax benefits from stock compensation	—	—	378
Proceeds from the exercise of stock options	32	945	219
Deferred financing costs	—	(413)	—
Net cash used in financing activities	(45,376)	(11,818)	(30,192)
Net increase (decrease) in cash and cash equivalents	1,011	263	693
Cash and cash equivalents at beginning of period	4,051	3,788	3,095
Cash and cash equivalents at end of period	$5,062	$4,051	$3,788
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$1,658	$667	$729
Income taxes	$8,467	$10,680	$3,625
Noncash investing and financing activities:
Accrued acquisition of property and equipment	$2,390	$3,012	$3,962

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

At December 30, 2018, there were 156 Ruth’s Chris Steak House restaurants, of which 78 were Company-owned, 75 were franchisee-owned, and three locations were operating under contractual agreements. All Company-owned restaurants are located in the United States. The franchisee-owned restaurants include 20 international restaurants in Aruba, Canada, China, Indonesia, Japan, Mexico, Singapore and Taiwan.   Two new Company-owned Ruth’s Chris Steak House restaurants opened during 2018, in Jersey City, NJ and Paramus, NJ.  Franchisees opened two new restaurants during 2018, in Ft. Wayne, IN and Markham, Ontario.  One new restaurant operating under a contractual agreement opened in Reno, NV.  During the Company’s fiscal year 2018, a Company-owned Ruth’s Chris Steak House was closed in Washington D.C.  Also during the Company’s fiscal year 2018, three franchisee-owned Ruth’s Chris Steak House restaurants in Ridgeland, MS; Dubai, United Arab Emirates and Panama City, Panama were closed.

On December 12, 2017, the Company completed the acquisition of substantially all of the assets of six franchisee-owned Ruth’s Chris Steak House restaurants located in Hawaii (the “Hawaiian Restaurants”) for a cash purchase price of $35.4 million.  The acquisition was funded with borrowings under the Company’s senior credit facility.  The results of operations, financial position and cash flows of the Hawaiian Restaurants are included in the Company’s consolidated financial statements as of the date of the acquisition.  For additional information, see Note 4.

The following table summarizes the changes in the number of Company-owned Ruth’s Chris Steak House restaurants and franchisee-owned restaurants during the thirteen and fifty-two weeks ended December 30, 2018.

	13 Weeks Ending				52 Weeks Ending
	December 30, 2018				December 30, 2018
Ruth's Chris Steak House	Company	Franchised	Managed	Total	Company	Franchised	Managed	Total
Beginning of period	78	75	2	155	77	76	2	155
Acquired	0	0	0	0	0	0	0	0
Sold	0	0	0	0	0	0	0	0
New	1	1	1	3	2	2	1	5
Closed	1	1	0	2	1	3	0	4
End of period	78	75	3	156	78	75	3	156
% of total	50%	48%	2%	100%	50%	48%	2%	100%

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The Company utilizes a 52- or 53-week reporting period ending on the last Sunday of December. The period ended December 31, 2017 (fiscal year 2017) had a 53-week reporting period.  The periods ended December 30, 2018 (fiscal year 2018) and December 25, 2016 (fiscal year 2016) each had a 52-week reporting period.  The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

(b) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and replaces most existing revenue recognition guidance in

GAAP.  The Company adopted this new revenue recognition standard on January 1, 2018.  See Note 3 for further information about our transition to this new revenue recognition standard.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This new lease standard requires a lessee to recognize on the balance sheet a liability to make future lease payments and a corresponding right-of-use (ROU) asset.  The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  Topic 842 is effective for annual and interim periods beginning after December 15, 2018, which will require the Company to adopt these provisions in the first quarter of fiscal year 2019.  A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.  An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application.  The Company will use the effective date as our date of initial application.  Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before December 31, 2018.  The new standard provides a number of optional practical expedients in transition.  We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.  We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.  The new standard also provides practical expedients for an entity’s ongoing accounting.  We currently expect to elect the short-term lease recognition for all leases that qualify.  This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.  We also currently expect to elect the practical expedient to not separate lease and non-lese components for all of our leases.

While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for real estate operating leases; (2) the derecognition of deferred rent and tenant allowances for existing operating leases; (3) the derecognition of existing deferred gains on previous sale-leaseback transactions and (4) the derecognition of existing intangible assets  related to below market leases.

On adoption, we currently expect to:

-

Recognize additional operating liabilities ranging from $160 million to $180 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.  Our leases do not have readily determinable rates implicit in the leases; therefore, the discount rate used to measure our lease liabilities will be based on our incremental borrowing rate.  The calculation of our incremental borrowing rate will require judgement where there is no single loan product or index that we can use to determine the rate.  Based on the interest rates at the end of fiscal year 2018, we expect our discount rates to be between 4% and 5%.  For our entire portfolio of leases, a 100 basis point shift in the discount rate would result in an approximately $10 million adjustment to our lease liability.

-	Derecognize existing deferred rent and tenant allowance balances totaling $25.4 million.
-	Derecognize existing assets related to below market leases of $758 thousand.
-

Derecognize existing deferred gains on previous sale-leaseback transactions of $1.8 million.  The deferred gain associated with this change in accounting will be recognized through opening retained earnings as of December 31, 2018.

-	Recognize an equity adjustment of $2.5 million to $4.0 million reflecting the write off of the ROU asset from a previously impaired Ruth’s Chris Steak House restaurant.

The Company is not anticipating material changes to either the consolidated statements of income or the consolidated statements of cash flows as a result of adopting Topic 842.  The Company is implementing a new lease software program as a part of its adoption of Topic 842 and expects changes to its internal controls over financial reporting.

In August 2018 the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).  This update aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  This update is effective for the Company in the first quarter of fiscal year 2021. The adoption of ASU 2016-15 is not expected to have a significant impact of the Company’s ongoing financial reporting.

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

(i) Goodwill and Franchise Rights

Goodwill acquired in a business combination that is determined to have an indefinite useful life is not amortized, but reviewed for impairment at least annually in accordance with the provisions of FASB Accounting Standards Committee (ASC) Topic 350, Intangibles-Goodwill and Other. The annual testing date for determining whether goodwill and other intangible assets are impaired is the last day of the Company’s 48th fiscal week, which in fiscal year 2018 is December 2, 2018.  In accordance with ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), goodwill is reviewed annually for impairment on a reporting unit basis and more frequently if events and circumstances indicate that the asset might be impaired. For purposes of testing goodwill impairment, a reporting unit is defined as a group of restaurants with similar economic characteristics. An impairment loss is recognized to the extent that the financial statement carrying amount exceeds the asset’s fair value.

Franchise rights acquired prior to 2008 in a business combination that are determined to have an indefinite useful life are not amortized, but are reviewed for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. The Company allows and expects these franchisees to renew agreements indefinitely ensuring consistent cash flows. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Franchise rights acquired after 2007 are no longer considered to have indefinite useful lives and are amortized in accordance with FASB ASC Topic 350.

(j) Impairment or Disposal of Long-Lived Assets

In accordance with FASB ASC Topic 360-10, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets, (Topic 360-10), long lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the financial statement carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  Key assumptions in the determination of fair value are the future after-tax cash flows of the restaurant and discount rate. The after-tax cash flows incorporate reasonable sales growth and margin improvement assumptions that would be expected by a franchisee in the determination of a purchase price for the restaurant. Estimates of future cash flows are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions. The discount rate used in the fair value calculations is our estimate of the required rate of return that a market participant would expect to receive when purchasing a similar restaurant or groups of restaurants and the related long-lived assets. The discount rate incorporates rates of returns for historical refranchising market transactions and is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

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

(k) Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining bank and other long-term financing. The Company paid $413 thousand in financing costs in fiscal year 2017 and no financing costs during fiscal years 2018 and 2016. The Company amortizes deferred financing costs using a method that approximates the effective interest method over the term of the related financing. Amortization of deferred financing costs was $82 thousand in fiscal year 2018, $119 thousand in fiscal year 2017 and $421 thousand in fiscal year 2016 and is included in interest expense on the consolidated statements of income.

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

Deferred Revenue. Deferred revenue primarily includes (1) the Company’s liability for gift cards that have been sold but not yet redeemed and (2) the Company’s liability for franchise development and opening fees that will be recognized over the life of the applicable franchise agreements. When gift cards are redeemed (typically within five years), the Company recognizes restaurant sales and reduces the deferred revenue liability.  A portion of gift cards redeemed are used by customers to pay for sales taxes and gratuities, neither of which results in Company restaurant sales.  Company issued gift cards redeemed at franchisee-owned restaurants result in royalty based franchise income and reduce the deferred revenue liability.  The expected redemption value of gift cards represents the full consideration received for all gift cards issued less the amount the Company has recognized as other operating income for gift cards that are not expected to be redeemed (gift card breakage).  The Company recognized gift card breakage revenue of $2.9 million in fiscal years 2018 and 2017 and $2.6 million in fiscal year 2016.

(m) International Revenues

The Company currently has 20 international franchisee-owned restaurants in Aruba, Canada, China, Indonesia, Japan, Mexico, Singapore and Taiwan. In accordance with its franchise agreements relating to these international restaurants, the Company receives royalty revenue from these franchisees in U.S. dollars. Franchise fee revenues from international restaurants were $2.7 million, $2.9 million and $2.9 million in fiscal years 2018, 2017 and 2016, respectively.

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

(o) Marketing and Advertising

Marketing and advertising expenses in the accompanying consolidated statements of income include expenses related to advertising, online initiatives, traditional public relations and consumer research.  Advertising expenses were $6.8 million, $6.7 million and $6.6 million in fiscal years 2018, 2017 and 2016, respectively. Advertising costs are expensed as incurred.

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

(t) Discontinued Operations

The Company accounts for its closed restaurants in accordance with the provisions of FASB ASC Topic 360, Property, Plant and Equipment. For fiscal years 2018, 2017 and 2016, all impairment charges, loss on disposal and remeasurement of lease liabilities along with restaurant sales, direct recurring costs and expenses and income taxes attributable to restaurants classified as discontinued operations have been aggregated to a single caption entitled loss from discontinued operations, net of tax benefit in the consolidated statements of income for all periods presented. Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our consolidated statements of cash flows.

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

(3) Revenue

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

Franchise Income.  Prior to the adoption of Topic 606, the Company recognized franchise development and opening fees when a franchisee-owned restaurant opened.  Under Topic 606, the Company now recognizes franchise development and opening specific fees over the life of the applicable franchise agreements.  The Company increased its deferred revenue liability by $3.1 million, increased its deferred tax assets by $746 thousand and decreased the opening balance of shareholders’ equity by $2.3 million for previously recognized franchise development and opening fees that will now be recognized over the life of the applicable franchise agreements.  The adoption of Topic 606 also impacts the classification of advertising contributions from franchisees.  Prior to the adoption of Topic 606, the Company recorded advertising contributions from franchisees as a liability against which specific marketing and advertising costs were charged, which reduced the Company’s marketing expense on the consolidated statements of income.  Under Topic 606, advertising contributions from franchisees are classified as franchise income on the consolidated statements of income in fiscal year 2018.  The Company recognized $1.5 million of advertising contributions from franchisees for the fiscal year 2018.  Because of the offsetting adjustments, the reclassification of advertising contributions from franchisees had no impact to the Company’s net income for fiscal year 2018.

Gift Cards.  Under Topic 606, the Company now classifies certain discounts recognized on the sale of gift cards, historically recognized as marketing expense, as a reduction to restaurant sales on the consolidated statements of income.  The reclassification of discounts recognized on the sale of gift cards from marketing expense to restaurant sales on the consolidated statements of income totaled $1.1 million in fiscal year 2018.  Because of the offsetting adjustments, the reclassification of discounts recognized on the sale of gift cards had no impact to the Company’s net income for fiscal year 2018.

Impacts on Financial Statements

The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements for fiscal year 2018 (in thousands).

	December 30, 2018 As Reported	Adjustments	Balances without adoption of Topic 606
Assets
Current assets:
Cash and cash equivalents	$5,062	$—	$5,062
Accounts receivable, less allowance for doubtful accounts 2018 - $322; 2017 - $361	19,476	—	19,476
Inventory	9,296	—	9,296
Prepaid expenses and other	2,528	—	2,528
Total current assets	36,362	—	36,362
Property and equipment, net of accumulated depreciation 2018 - $160,153; 2017 - $144,373	125,991	—	125,991
Goodwill	36,522	—	36,522
Franchise rights, net of accumulated amortization 2018 - $2,299; 2017 - $396	44,919	—	44,919
Other intangibles, net of accumulated amortization 2018 - $1,395; 2017 - $1,181	4,862	—	4,862
Deferred income taxes	5,353	(686)	4,667
Other assets	604	—	604
Total assets	$254,613	$(686)	$253,927
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$10,273	$—	$10,273
Accrued payroll	19,475	—	19,475
Accrued expenses	10,535	—	10,535
Deferred revenue	48,370	(121)	48,249
Other current liabilities	6,619	—	6,619
Total current liabilities	95,272	(121)	95,151
Long-term debt	41,000	—	41,000
Deferred rent	23,692	—	23,692
Unearned franchise fees	2,680	(2,680)	—
Other liabilities	1,837	—	1,837
Total liabilities	164,481	(2,801)	161,680
Commitments and contingencies	—	—	—
Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 29,268,776 shares issued and outstanding at December 30, 2018, 29,645,790 shares issued and outstanding at December 31, 2017	293	—	293
Additional paid-in capital	61,819	—	61,819
Retained earnings	28,020	2,115	30,135
Treasury stock, at cost; 71,950 shares at December 30, 2018 and December 31, 2017	—	—	—
Total shareholders' equity	90,132	2,115	92,247
Total liabilities and shareholders' equity	$254,613	$(686)	$253,927

	52 Weeks Ended December 30, 2018
				Balances without
	As Reported	Adjustments		adoption of Topic 606
Revenues:
Restaurant sales	$427,433	$1,058	(1)	$428,491
Franchise income	17,919	(1,577)	(2)	16,342
Other operating income	6,982	—		6,982

Total revenues	452,334	(519)		451,815

Costs and expenses:
Food and beverage costs	120,112	—		120,112
Restaurant operating expenses	206,258	—		206,258
Marketing and advertising	16,639	(399)	(3)	16,240
General and administrative costs	37,253	—		37,253
Depreciation and amortization expenses	18,538	—		18,538
Pre-opening costs	1,875	—		1,875
Total costs and expenses	400,675	(399)		400,276

Operating income	51,659	(120)		51,539

Other income (expense):
Interest expense, net	(1,739)	—		(1,739)
Other	(73)	—		(73)

Income from continuing operations before income tax expense	49,847	(120)		49,727
Income tax expense	8,247	(29)	(4)	8,218

Income from continuing operations	41,600	(91)		41,509
Income from discontinued operations, net of income taxes	80	—		80

Net income	$41,680	$(91)		$41,589

(1)	The reclassification of discounts recognized on the sale of gift cards from marketing expense to restaurant sales on the consolidated statements of income totaled $1.1 million for fiscal year 2018.
(2)

In fiscal year 2018, the Company recognized $1.5 million of advertising contributions from franchisees and $119 thousand of franchise development and opening fees in excess of fees that would have been recognized had Topic 606 not been adopted.

(3)

The Company recognized $1.5 million and of advertising contributions from franchisees in fiscal year 2018, which prior to the adoption of Topic 606 were recognized as a reduction to marketing and advertising expense.  Discounts recognized on the sale of gift cards were reclassified from marketing expense to restaurant sales on the consolidated statements of income, which totaled $1.1 million in fiscal year 2018.

(4)	Income tax expense related to the pre-tax income impact of the adjustments is calculated using the Company’s marginal federal and state income tax rates.

	52 Weeks Ended December 30, 2018 As Reported	Adjustments	Balances without adoption of Topic 606
Cash flows from operating activities:
Net income	$41,680	$(91)	$41,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,538	—	18,538
Deferred income taxes	341	—	341
Non-cash interest expense	82	—	82
Debt issuance costs written-off	—	—	—
Gain on the disposal of property and equipment, net	55	—	55
Loss on impairment	—	—	—
Amortization of below market lease	79	—	79
Stock-based compensation expense	7,647	—	7,647
Changes in operating assets and liabilities:
Accounts receivable	2,151	—	2,151
Inventories	(608)	—	(608)
Prepaid expenses and other	151	—	151
Other assets	(42)	—	(42)
Accounts payable and accrued expenses	2,590	—	2,590
Deferred revenue	5,383	120	5,503
Deferred rent	1,462	—	1,462
Other liabilities	(1,215)	(29)	(1,244)
Net cash provided by operating activities	78,294	—	78,294

Net cash used in investing activities	(31,907)	—	(31,907)

Net cash used in financing activities	(45,376)	—	(45,376)

Net increase in cash and cash equivalents	$1,011	—	$1,011

In the following tables, the Company’s revenue is disaggregated by major component for each category on the consolidated statements of income (in thousands).

52 Weeks Ended December 30, 2018:	Domestic	International	Total Revenue
Restaurant sales	$427,433	$—	$427,433
Franchise income	15,194	2,725	17,919
Other operating income	6,982	—	6,982
Total revenue	$449,609	$2,725	$452,334

53 Weeks Ended December 31, 2017:	Domestic	International	Total Revenue
Restaurant sales	$390,434	$—	$390,434
Franchise income	14,596	2,949	17,545
Other operating income	6,844	—	6,844
Total revenue	$411,874	$2,949	$414,823

The following table provides information about receivables and deferred revenue liabilities from contracts with customers (in thousands).

	December 30,	December 31,
	2018	2017
Accounts receivable, less allowance for doubtful accounts 2018 - $322; 2017 - $361	$18,336	$21,130
Deferred revenue	$48,370	$42,596
Unearned franchise fees	$2,680	$—

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the fifty-two weeks of fiscal year 2018 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 31, 2017	$42,596	$—
Increase (decrease) due to the cumulative effect of adopting Topic 606	(22)	3,092
Decreases in the beginning balance from gift card redemptions	(29,103)	—
Increases due to proceeds received, excluding amounts recognized during the period	34,861	—
Decreases due to recognition of franchise development and opening fees	—	(419)
Other	38	7
Balance at December 30, 2018	$48,370	$2,680

The projected recognition of revenue related to deferred franchise development and opening fees is as follows (in thousands).

	Balance as of December 30, 2018	Fiscal Year 2019	Fiscal Year 2020	Fiscal Years 2021-2023	More Than 5 Years
Franchise development and opening fees	$2,680	$221	$221	$664	$1,574

(4) Hawaii Acquisition

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

The assets and liabilities of the Hawaiian Restaurants were recorded at their respective fair values as of the date of the acquisition.  The fair values recorded for the assets of the Hawaiian Restaurants, including working capital, restaurant related fixed assets, leasehold improvements, franchise rights and goodwill, were based on preliminary valuations and were subject to adjustments as additional information is obtained.  The Company confirmed the fair values using a combination of internal analysis and third party valuations.  The Company finalized its evaluation of the fair values recorded for the Hawaiian Restaurants during the fourth quarter of fiscal year 2018 and no adjustments were required.

The allocation of the purchase price is as follows (in thousands):

Balances at
December 12, 2017
Current assets	$755
Property and equipment	7,355
Goodwill	12,229
Franchise rights	14,800
Other intangibles	230
Other assets	843
Total assets acquired	$36,212
Current liabilities	84
Other liabilities	750
Total liabilities assumed	$834
Net assets acquired	$35,378

Goodwill was measured as the excess of the consideration transferred over the net of the amounts assigned the identifiable assets acquired and the liabilities assumed as of the acquisition date.  The goodwill for the Hawaiian Restaurants, which is included with the goodwill for the reporting unit identified as the steakhouse operating segment, is reviewed for potential impairment annually or more frequently if triggering events are detected.  Reacquired franchise rights are amortized over the remaining terms of the related franchise agreements, not including renewal options.  Property and equipment are depreciated over a period of three to twenty years.

As a result of the acquisition and related integration efforts, we incurred expenses of approximately $1.5 million in the fiscal year 2018 and $619 thousand during the fiscal year 2017, which are included in general and administrative expenses in the Company’s consolidated statements of income.  Pro-forma financial information reflecting the impact of the Hawaiian Restaurants for periods prior to the acquisition is not presented due to the immaterial impact of the financial results of the Hawaiian Restaurants on the Company’s consolidated financial statements.

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

•

Borrowings under the senior credit facility as of December 30, 2018 and December 31, 2017 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

The  Company did not have any non-financial assets measured at fair value on a non-recurring basis as of the end of fiscal year 2018.

The Company’s non-financial assets measured at fair value on a non-recurring basis as of December 31, 2017 were as follows (in thousands):

	Fair Value as of December 30, 2018	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment
Long-lived assets held for sale	$—	$—	$—	$3,904

In fiscal year 2017, the Company concluded that the estimated future cash flows from a Ruth’s Chris Steak House restaurant was not sufficient to recover the carrying value of the investment in its long-lived assets. Losses on these assets were recorded as loss on impairment in the accompanying consolidated statements of income for fiscal year 2017. See Note 1(j) for a description of the valuation techniques used to measure fair value of long-lived assets, as well as information used to develop the inputs to the fair value measurements. Total losses on impairment include losses recognized from all non-recurring fair value measurements during each of the fiscal years.

(6) Franchise Rights and Goodwill

In accordance with FASB ASC Topic 350, goodwill and owned franchise rights must be reviewed for potential impairment annually and when triggering events are detected.  The Company performed its annual impairment test of its goodwill and franchise rights as of December 2, 2018 using a qualitative assessment.  Using the qualitative approach, the Company evaluated factors, including but not limited to, recent financial performance; forecasts for future cash flows; the Company’s stock price and market capitalization; recent impairment tests; legal factors; the business climate; and the competitive environment.  Based on the results of the qualitative assessment, the Company determined that it is not more likely than not that the carrying values of goodwill and franchise rights exceed the fair values.

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

The financial statement carrying values of the Company’s franchise rights and other intangible assets were as follows (amounts in thousands):

	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets:
Franchise rights	7.9 yrs	$15,018	$(2,299)	$12,719
Lease assets	11.4 yrs	2,843	(1,085)	1,758
Other assets	3.5 yrs	491	(310)	181
		18,352	(3,694)	14,658
Indefinite-lived intangible assets:
Franchise rights		32,200	-	32,200
Liquor licenses		2,805	-	2,805
Other assets		118	-	118
		35,123	-	35,123
Total intangible assets		$53,475	$(3,694)	$49,781

Aggregate amortization expense for amortizing intangible assets was $2.1 million for the fiscal year 2018 and $277 thousand for the fiscal year 2017.  Estimated amortization expense for the next five years is:  $1.9 million in fiscal year 2019 and $1.7 million in fiscal years 2020, 2021, 2022 and 2023.

The financial statement carrying values of the Company’s goodwill was as follows (amounts in thousands):

	Gross Goodwill	Accumulated Goodwill Impairment Losses	Net Carrying Value of Goodwill
Balance as of December 31, 2017	$47,080	$(10,558)	$36,522
Balance as of December 30, 2018	$47,080	$(10,558)	$36,522

(7) Property and Equipment, net

Property and equipment consists of the following (amounts in thousands):

	December 30,	December 31,
	2018	2017
Land	$616	$616
Building and building improvements	25,163	24,639
Equipment	41,852	39,725
Computer equipment	12,085	11,291
Furniture and fixtures	25,049	22,730
Leasehold improvements	167,650	150,688
Construction-in-progress	13,729	6,896
	286,144	256,585
Less accumulated depreciation	(160,153)	(144,373)
	$125,991	$112,212

(8) Long-term Debt

Long-term debt consists of the following (amounts in thousands):

	December 30,	December 31,
	2018	2017
Senior Credit Facility:
Revolving credit facility	$41,000	$50,000
Less current maturities	—	—
	$41,000	$50,000

As of December 30, 2018, the Company had $41.0 million of outstanding indebtedness under its senior credit facility with approximately $44.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. As of December 30, 2018, the weighted average interest rate on the Company’s outstanding debt was 4.0% and the weighted average interest rate on our outstanding letters of credit was 1.6%.  In addition, the fee on the Company’s senior credit facility was 0.2%.

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

(9) Leases

At December 30, 2018, all of the Company-owned Ruth’s Chris Steak House restaurants operated in leased premises, with the exception of the restaurant in Ft. Lauderdale, FL, which is an owned property, and the restaurants in Anaheim, CA, Lake Mary, FL, Princeton, NJ and South Barrington, IL, which operate on leased land. The leases generally provide for minimum annual rental payments and are subject to escalations based, in some cases, upon increases in the Consumer Price Index, real estate taxes and other costs. In addition, certain leases contain contingent rental provisions based upon the sales at the underlying restaurants. Certain leases also provide for rent deferral during the initial term of such lease and/or scheduled minimum rent increases during the terms of the leases. For financial reporting purposes, rent expense is recorded on a straight-line basis over the life of the lease. Accordingly, included in liabilities in the accompanying consolidated balance sheets at December 30, 2018 and December 31, 2017 are accruals related to such rent deferrals and the pro rata portion of scheduled rent increases of approximately $23.7 million and $22.0 million, respectively, net of the current portion included in other current liabilities $1.7 million and $1.8 million, respectively.

Future minimum annual rental commitments under operating leases as of December 30, 2018 are as follows (in thousands):

Company Total
2019	$25,767
2020	24,177
2021	22,520
2022	21,388
2023	18,858
Thereafter	154,661
$267,371

The Company previously operated eighteen Mitchell’s Fish Markets and three Mitchell’s/Cameron’s Steakhouse restaurants (collectively, the Mitchell’s Restaurants). The sale of the Mitchell’s Restaurants to Landry’s, Inc. and Mitchell’s Entertainment, Inc., an affiliate of Landry’s Inc. (together with Landry’s Inc., Landry’s) closed on January 21, 2015. The assets sold consisted primarily of leasehold interests, leasehold improvements, restaurant equipment and furnishings, inventory, and related intangible assets, including brand names and trademarks associated with the 21 Mitchell’s Restaurants.  Under the terms of the Agreement, Landry’s assumed the Mitchell’s Restaurants’ facility lease obligations.  The Company guaranteed Landry’s lease obligations aggregating $26.1 million under seven of the Mitchell’s Restaurants’ leases which extend until the leases terminate which may continue into 2040.  The Company did not record a financial accounting liability for the lease guarantees, because the likelihood of Landry’s defaulting on the lease agreements was deemed to be remote.  Separate from the purchase agreement, Landry’s has agreed to indemnify the Company in the event of a default under any of the leases. Pursuant to the terms of the Agreement, upon closing of the sale of the Mitchell’s Restaurants, Landry’s assumed the lease obligations of the Mitchell’s Restaurants.  The above table does not include potential lease obligations for the Mitchell’s Restaurants.

Rental expense consists of the following and is included in restaurant operating expenses in the accompanying consolidated statements of income (in thousands):

	Fiscal Year
	2018	2017	2016
Minimum rentals	$25,084	$21,296	$20,300
Contingent rentals	4,114	3,600	2,659
	$29,198	$24,896	$22,959

(10) Franchise Operations

The Company franchises Ruth’s Chris Steak House restaurants. The Company executes franchise agreements for each franchisee-owned restaurant, which sets out the terms of its arrangement with the franchisee. The franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. The Company collects ongoing royalties of 5% of sales at franchisee-owned restaurants plus a 1% advertising fee applied to national advertising expenditures. The Company recognizes sales based royalties when the royalties are due from the franchisee on a monthly basis. These ongoing royalties are reflected in the accompanying consolidated statements of income as franchise income. Prior to the adoption of Topic 606, the Company recorded the 1% advertising fee as a liability against which specific marketing and advertising costs were charged, which reduced the Company’s marketing expense on the consolidated statement of income.  Under Topic 606, advertising contributions from franchisees are classified as franchise income on the consolidated statement of income in fiscal year 2018.

The Company executes area development agreements with franchisees that gives each franchisee exclusive rights to develop a specific number of restaurants within a specified area. The Company receives a development fee at the time that an area development agreement is executed.  Prior to the adoption of Topic 606 the development fee was recognized as revenue as franchisee-owned restaurants are opened.  Under Topic 606, the Company now recognizes franchise development over the life of the applicable franchise agreements.  The Company also executes separate, site-specific franchise agreements for each restaurant developed by a franchisee under an area development agreement. The Company charges a site-specific fee at the time the franchise agreement is executed. This fee is related to construction assistance and consulting regarding operating procedures and purchasing. These services are performed prior to the restaurant opening. These site-specific franchise fees are recognized as revenue over the life of the applicable franchise agreements under Topic 606.  Prior to the adoption of Topic 606 they were recorded when the related restaurant opened.

The Company currently has 75 franchisee-owned Ruth’s Chris Steak House restaurants, including 20 international restaurants. Two new franchisee-owned restaurants opened in fiscal year 2018 including Ft. Wayne, IN in May and a Markham, Ontario location in November.  Two new franchisee-owned restaurants opened in fiscal year 2017 including Chengdu, China in September and Kauai, HI in October.  The Kauai, HI restaurant was acquired by the Company in December 2017. Two new franchisee-owned restaurants opened in fiscal year 2016 including Jakarta, Indonesia which opened in February and a second Greenville, SC location in October.  Three franchisee-owned Ruth’s Chris Steak House restaurants closed in fiscal year 2018 including Ridgeland, MS in March; Dubai, United Arab Emirates in April and Panama City, Panama in October.  In September 2017, the franchisee-owned Ruth’s Chris Steak House restaurant in San Juan, Puerto Rico closed.  The franchisee-owned Ruth’s Chris Steak House restaurant in San Salvador, El Salvador closed in January 2016. In December 2017, the Company acquired the Hawaiian Restaurants. No franchisee-owned restaurants were sold or purchased during fiscal years 2018 or 2016. Franchise income includes opening and development fees and income generated from existing franchisee-owned restaurants. The Company classifies franchise income separately in the consolidated statements of income (in thousands):

	Fiscal Year
	2018	2017	2016
Franchise income:
Income from existing franchise locations	$17,500	$17,335	$17,001
Opening and development fee income	419	210	300
Total franchise income:	$17,919	$17,545	$17,301

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

On February 26, 2018, a former restaurant hourly employee filed a class action lawsuit in the Superior Court of the State of California for the County of Riverside, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to pay minimum wages, pay overtime wages, permit required meal and rest breaks and provide accurate wage statements, among other claims. This lawsuit seeks unspecified penalties under the California’s Private Attorney’s General Act in addition to other monetary payments (Quiroz Guerrero  v. Ruth’s Hospitality Group, Inc., et al.; Case No RIC1804127).  Although the ultimate outcome of this matter, including any possible loss, cannot be predicted or reasonable estimated at this time, we intend to vigorously defend this matter.

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

In October 2017, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $60 million of outstanding common stock from time to time.  The new share repurchase program replaces the previous share repurchase program announced in April 2016, which has been terminated.  During fiscal year 2018, 689,000 shares were purchased at an aggregate cost of $18.5 million or an average cost of $26.91 per share under this new program.  All repurchased shares were retired and cancelled.  As of December 30, 2018, $32.1 million remained available for future purchases under the new program.  Share repurchases under both programs were accounted for under the cost method and all repurchased shares were retired and cancelled. The excess of the purchase price over the par value of the shares was recorded as a reduction in additional paid-in capital.

The Company repurchased 689,000; 1,169,442; and 2,824,322 shares under all share repurchase programs during fiscal years 2018, 2017, and 2016, respectively.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2018
February 21, 2018	$0.11	March 8, 2018	$3,390	March 22, 2018
May 4, 2018	$0.11	May 24, 2018	$3,397	June 7, 2018
August 10, 2018	$0.11	August 23, 2018	$3,389	September 6, 2018
November 2, 2018	$0.11	November 15, 2018	$3,351	November 29, 2018

Fiscal Year 2017
February 17, 2017	$0.09	February 23, 2017	$2,862	March 9, 2017
May 5, 2017	$0.09	May 18, 2017	$2,862	June 1, 2017
July 28, 2017	$0.09	August 10, 2017	$2,844	August 24, 2017
November 3, 2017	$0.09	November 9, 2017	$2,815	November 22, 2017

Fiscal Year 2016
February 12, 2016	$0.07	February 25, 2016	$2,350	March 10, 2016
April 28, 2016	$0.07	May 12, 2016	$2,338	May 26, 2016
July 29, 2016	$0.07	August 11, 2016	$2,282	August 25, 2016
October 28, 2016	$0.07	November 10, 2016	$2,226	November 23, 2016

Subsequent to the end of fiscal year 2018, the Company’s Board of Directors declared a $0.13 per share cash dividend ($3.9 million in total) payable on March 21, 2019. Dividends are paid to holders of common stock and restricted stock.

Under the Credit Agreement, restricted junior payments, which include cash dividend payments, repurchases of our equity securities and payments and prepayments of subordinated indebtedness, made subsequent to February 2, 2017 are limited to $100.0 million if our consolidated leverage ratio is greater than or equal to 2.00:1.00, and are not limited in amount if our consolidated leverage ratio is less than or equal to 2.00:1.00.  As of the date of this Annual Report on Form 10-K, $67.3 million in junior restricted payments have been made since February 2, 2017.

(13) Employee Benefit Plan

In 2000, the Company established a 401(k) and Profit Sharing Plan. The Company may make matching contributions in an amount determined by the Board of Directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. The Company matches the employees’ contributions at year end. Employees vest in the Company’s contributions based upon their years of service. The Company’s expenses relating to matching contributions were approximately $354 thousand, $324 thousand and $318 thousand for fiscal years 2018, 2017 and 2016, respectively.

(14) Incentive and Stock Option Plans

As of December 26, 2016 (the first day of fiscal year 2017), the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718), which affects all entities that issue share-based compensation to their employees.  The amendments in this ASU cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows.  Therefore, for the fiscal years 2018 and 2017, the recognition of excess tax benefits and deficiencies were recognized as income tax benefits or expense on the consolidated statement of income and as an operating activity on the statement of cash flows.  Prior to the Company’s adoption of ASU 2016-09, these tax benefits and deficiencies were recognized as additional paid-in capital on the balance sheet and as a financing activity on the statement of cash flows.

Long-Term Equity Incentive Plans

In connection with the initial public offering, the Company adopted the Ruth’s Chris Steak House, Inc. 2005 Long-Term Equity Incentive Plan (the 2005 Equity Incentive Plan), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. Initially, 2.4 million shares were authorized for issuance under the 2005 Equity Incentive Plan. The 2005 Equity Incentive Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable, and restricted stock vests, at various periods ranging from one to five years from date of grant. Effective May 22, 2008, the 2005 Equity Incentive Plan was amended, with stockholder approval, to increase the number of shares authorized for issuance under the plan by 1.5 million shares. The Amended and Restated 2005 Equity Incentive Plan was adopted on October 26, 2012, and the number of shares authorized for issuance under the Amended and Restated 2005 Long-Term Equity Incentive Plan was increased by 2.0 million shares at the 2013 annual meeting of stockholders.  On May 15, 2018, the Company’s stockholders approved a new 2018 Omnibus Inventive Plan (the 2018 Equity Incentive Plan) which replaces the Amended and Restated 2005 Equity Incentive Plan which expired on May 30, 2018.  The 2018 Equity Incentive Plan authorizes 2.5 million shares reserved for future grants.  Awards that were previously awarded under the 2005 Equity Incentive Plan that are forfeited or cancelled in the future will be made available for grant or issuance under the 2018 Equity Incentive Plan.  The 1,649,394 shares that were authorized but unissued under the 2005 Equity Incentive Plan as of May 15, 2018 were cancelled.  As of December 30, 2018, there were 5,073 shares of common stock issuable upon exercise of currently outstanding option and 947,906 currently outstanding unvested restricted stock awards under the 2005 Equity Incentive Plan.  Under the 2018 Equity Incentive Plan there are 130,665 shares of currently outstanding unvested restricted outstanding under the 2018 Equity Incentive Plan at December 30, 2018, and 2.5 million shares available for future grants.

During fiscal year 2016, the Company issued 376,423 shares of restricted stock to certain employees and executive officers from available shares under the Amended and Restated 2005 Equity Incentive Plan. The shares were issued with a grant date fair market value equal to the closing price of the stock on the date of the grants. Of the 376,423 shares of restricted stock issued during 2016, 95,792 shares vest on the second anniversary of the grant date, 135,631 shares vest one-third on each of the three anniversary dates following the grant, 45,000 shares will vest on the third anniversary date of the grant date and 100,000 shares will vest at 50% annually with the first vesting date occurring on the anniversary date in 2018 and ending on the anniversary date in 2019.

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

During fiscal year 2018, the Company issued 357,508 shares of restricted stock to certain employees and executive officers from available shares under the Amended and Restated 2005 Equity Incentive Plan and the 2018 Plan. The shares were issued with a grant date fair market value equal to the closing price of the stock on the date of the grants.  Of the 357,508 shares of restricted stock issued during 2018, 37,273 shares will vest in fiscal year 2019, 100,255 shares will vest in fiscal year 2020, 97,648 shares will vest in fiscal year 2021, 41,666 shares will vest in fiscal year 2022 and 80,666 shares will vest in fiscal year 2023.

The Company recorded $7.6 million, $6.8 million and $5.8 million in total stock option and restricted stock compensation expense during fiscal years 2018, 2017, and 2016, respectively that was classified primarily as general and administrative costs. The Company recognized $542 thousand, $225 thousand and $378 thousand in income tax benefit related to stock-based compensation plans during fiscal years 2018, 2017, and 2016, respectively.

A summary of the status of non-vested restricted stock as of December 30, 2018 and changes during fiscal year 2018 is presented below.

	2018
	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested shares at beginning of year	1,184,629	$16.69
Granted	357,508	27.93
Vested	(463,566)	16.62
Forfeited	—	—
Non-vested shares at end of year	1,078,571	$20.44

As of December 30, 2018, there was $13.6 million of total unrecognized compensation cost related to 1,078,571 shares of non-vested restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 3.0 years. The total grant date fair value of restricted stock vested in fiscal years 2018, 2017, and 2016 was $7.7 million, $4.5 million and $3.6 million, respectively.

The following table summarizes stock option activity for fiscal year 2018:

	2018
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000's)
Outstanding at beginning of year	15,590	$3.28
Granted	—	—
Exercised	(9,817)	3.29
Forfeited	(700)	4.70
Outstanding at end of year	5,073	$3.07	0.77	$98,320
Options exercisable at year end	5,073	$3.07	0.77	$98,320

As of December 30, 2018, there was no unrecognized compensation cost related to non-vested stock options. The total intrinsic value of options exercised in fiscal years 2018, 2017, and 2016 was $231 thousand, $681 thousand and $444 thousand, respectively.

During fiscal years 2018, 2017, and 2016, the Company received $32 thousand, $945 thousand and $219 thousand, respectively, in cash related to the exercise of options. The exercise of shares were fulfilled from shares reserved for issuance under the Amended and Restated 2005 Equity Incentive Plan and resulted in an increase in issued shares outstanding.

(15) Income Taxes

Total income tax expense (benefit) for fiscal years 2018, 2017, and 2016 was (in thousands):

	2018	2017	2016
Income from continuing operations	$8,247	$15,669	$15,660
Loss from discontinued operations	26	(68)	(186)
Total consolidated income tax expense	$8,273	$15,601	$15,474

Income tax expense from continuing operations consists of the following (in thousands):

	Current	Deferred	Total
Year ended December 30, 2018
U.S. Federal	$4,851	$326	$5,177
State	2,723	14	2,737
Foreign	333	—	333
	$7,907	$340	$8,247
Year ended December 31, 2017
U.S. Federal	$8,431	$4,557	$12,988
State	1,916	422	2,338
Foreign	343	—	343
	$10,690	$4,979	$15,669
Year ended December 25, 2016
U.S. Federal	$3,987	$8,165	$12,152
State	1,951	1,231	3,182
Foreign	326	—	326
	$6,264	$9,396	$15,660

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows (in thousands):

	2018	2017	2016
Income tax expense at statutory rates	$10,468	$16,070	$16,245
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	1,886	1,316	2,193
Federal FICA tip credit net benefit	(4,549)	(3,324)	(3,179)
Non-deductible executive compensation	1,234	729	410
Impact of the 2017 Tax Act	(669)	1,086	—
Other	(123)	(208)	(9)
	$8,247	$15,669	$15,660
Effective tax rate	16.5%	34.1%	33.7%

The Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law on December 22, 2017. The 2017 Tax Act significantly revised existing U.S. tax law, and included many changes that impacted the Company, most notably a reduction of the statutory corporate tax rate from 35% to 21%.  In accordance with FASB ASC 740, the Company remeasured its deferred tax assets and liabilities to reflect the reduced tax rates that will apply when these deferred items are realized or settled in future periods.  During fiscal year 2018, we completed our analysis of the impact of the 2017 Tax Act which resulted in a tax benefit of $669 thousand, and additional tax expense of $1.1 million, for the fiscal periods ending December 30, 2018 and December 31, 2017, respectively.

The Company utilizes the federal FICA tip credit to reduce its periodic federal income tax expense.  A restaurant company employer may claim a credit against the company’s federal income taxes for FICA taxes paid on certain tip wages (the FICA tip credit). The credit against income tax liability is for the full amount of eligible FICA taxes. Employers cannot deduct from taxable income the amount of FICA taxes taken into account in determining the credit.  The Other line in the effective tax rate schedule above includes $542 thousand and $349 thousand of excess tax benefits on stock-based compensation in fiscal years 2018 and 2017, respectively.

Income taxes applicable to discontinued operations are comprised of taxes calculated at the composite federal and state statutory tax rate times the pre-tax loss. A reconciliation of the U.S. statutory tax rate to the effective tax rate applicable to discontinued operations for fiscal years 2018, 2017 and 2016 follows (in thousands):

	2018	2017	2016
Income tax benefit at statutory rates	$22	$(62)	$(167)
Increase (decrease) in income taxes resulting from:
State income taxes at state statutory rate, net of federal impact	4	(6)	(19)
	$26	$(68)	$(186)
Effective tax rate	24.6%	38.6%	39.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

	2018	2017
Deferred tax assets:
Accounts payable and accrued expenses	$8,835	$6,887
Deferred rent	6,267	5,790
Net state operating loss carryforwards	3,674	3,152
Tax credit carryforwards	502	507
Property and equipment	—	539
Other	128	140
Total gross deferred tax assets	19,406	17,015
Less valuation allowance	(1,897)	(1,389)
Net deferred tax assets	17,509	15,626
Deferred tax liabilities:
Property and equipment	(539)	—
Intangible assets	(11,617)	(10,679)
Total gross deferred tax liabilities	(12,156)	(10,679)
Net deferred tax assets	$5,353	$4,947

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment.  Gross deferred assets were reduced by a valuation allowance of $1.9 million and $1.4 million in 2018 and 2017, respectively, related to certain state net operating loss and state tax credit carryforwards that are not likely to be offset by future state taxable income.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the net deferred tax assets.

As of December 30, 2018, the Company has state net operating loss carry-forwards of $73.5 million and state tax credit carry-forwards of $502 thousand, which are available to offset state taxable income with the last of such benefit expiring in 2038.

As of December 30, 2018, the Company’s gross unrecognized tax benefits totaled approximately $607 thousand, of which $480 thousand, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the unrecognized tax benefits within the next 12 months. Our continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (amounts in thousands):

Unrecognized tax benefits balance at December 31, 2017	$666
Gross increases for tax positions of prior years	8
Reductions to tax positions due to statute expiration	(67)
Unrecognized tax benefits balance at December 30, 2018	$607

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state and local income tax examinations for fiscal years before 2014.

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

The following table sets forth the computation of basic earnings per common share (amounts in thousands, except share and per share data):

	Fiscal Year
	2018	2017	2016
Income from continuing operations	$41,600	$30,245	$30,755
Income (loss) from discontinued operations, net of income taxes	80	(108)	(290)
Net income	$41,680	$30,137	$30,465
Shares:
Weighted average number of common shares outstanding - basic	29,659,461	30,346,999	31,670,189

Basic earnings (loss) per common share:
Continuing operations	$1.40	$1.00	$0.97
Discontinued operations	0.01	(0.01)	(0.01)
Basic earnings per common share	$1.41	$0.99	$0.96

Diluted earnings (loss) per share for fiscal years 2018, 2017 and 2016 excludes 9,591 restricted shares with no exercise price, 685 stock options and restricted shares at a weighted-average price of $21.60 and 22,349 stock options and restricted shares at a weighted-average price of $19.04, respectively, which were outstanding during the periods but were anti-dilutive.

The following table sets forth the computation of diluted earnings per share (amounts in thousands, except share and per share data):

	Fiscal Year
	2018	2017	2016
Income from continuing operations	$41,600	$30,245	$30,755
Income (loss) from discontinued operations, net of income taxes	80	(108)	(290)
Net income	$41,680	$30,137	$30,465
Shares:
Weighted average number of common shares outstanding - basic	29,659,461	30,346,999	31,670,189
Dilutive shares	614,380	569,365	438,776
Weighted average number of common shares outstanding - diluted	30,273,841	30,916,364	32,108,965

Diluted earnings (loss) per common share:
Continuing operations	$1.37	$0.98	$0.96
Discontinued operations	0.01	(0.01)	(0.01)
Diluted earnings per common share	$1.38	$0.97	$0.95

(17) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment.  The Company does not rely on any major customers as a source of revenue.

The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers.  Revenues are derived principally from food and beverage sales. As of December 30, 2018, (i) the Company-owned steakhouse restaurant segment included 78 Ruth’s Chris Steak House restaurants and three Ruth’s Chris Steak House restaurants operating under a management agreement and (ii) the franchise operations segment included 75 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments.  Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the segments for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment. Segment information related to the Company’s two reportable business segments follows.

	Fiscal Year
	2018	2017	2016
		(dollar amounts in thousands)
Revenues:
Company-owned steakhouse restaurants	$431,536	$394,359	$366,054
Franchise operations	17,919	17,545	17,301
Unallocated other revenue and revenue discounts	2,879	2,919	2,592
Total revenues	$452,334	$414,823	$385,947

Segment profits:
Company-owned steakhouse restaurants	$105,166	$92,554	$85,980
Franchise operations	17,919	17,545	17,301
Total segment profit	123,085	110,099	103,281

Unallocated operating income	2,879	2,919	2,592
Marketing and advertising expenses	(16,639)	(12,724)	(11,406)
General and administrative costs	(37,253)	(32,700)	(31,488)
Depreciation and amortization expenses	(18,538)	(14,995)	(13,434)
Pre-opening costs	(1,875)	(2,013)	(1,986)
Loss on impairment	—	(3,904)	—
Interest expense, net	(1,739)	(821)	(1,154)
Other income	(73)	53	10
Income from continuing operations before income tax expense	$49,847	$45,914	$46,415

Capital expenditures:
Company-owned steakhouse restaurants	$29,433	$20,363	$24,991
Corporate assets	2,474	892	1,220
Total capital expenditures	$31,907	$21,255	$26,211

	Fiscal Year
	December 30,	December 31,	December 25,
	2018	2017	2016
		(dollar amounts in thousands)
Total assets:
Company-owned steakhouse restaurants	$233,446	$223,354	$185,820
Franchise operations	2,911	3,021	2,707
Corporate assets - unallocated	12,903	10,774	9,021
Deferred income taxes - unallocated	5,353	4,947	9,924
Total assets	$254,613	$242,096	$207,472

(18) Supplemental Consolidated Financial Statement Information

(a)	Accounts Receivable, net

Accounts receivable, net consists of the following (amounts in thousands):

	December 30,	December 31,
	2018	2017
Bank credit card receivables	$7,223	$10,263
Landlord contributions	531	246
Franchise fees	2,759	2,823
Trade	932	724
Insurance receivable	—	46
Receivable from gift card issuances	7,630	7,051
Other	723	834
Allowance for doubtful accounts	(322)	(361)
	$19,476	$21,626

(b) Other Assets

Other assets consist of the following (amounts in thousands):

	December 30,	December 31,
	2018	2017
Deposits	$348	$306
Deferred financing costs, net	256	338
Other	—	—
	$604	$644

(19) Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (amounts in thousands, except per share information):

	Quarter Ended
	April 1,	July 1,	September 30,	December 30,
	2018	2018	2018	2018	Total
Total revenues	$116,526	$109,635	$99,015	$127,159	$452,334
Cost and expenses	(100,138)	(97,930)	(94,161)	(108,446)	(400,675)
Operating income	16,388	11,705	4,854	18,713	51,659
Interest expense, net	(380)	(403)	(470)	(486)	(1,739)
Other	12	22	(65)	(42)	(73)
Income from continuing operations before income tax expense	16,020	11,324	4,319	18,185	49,847
Income tax expense	2,384	1,763	727	3,375	8,247
Income from continuing operations	13,636	9,561	3,592	14,810	41,600
Discontinued operations, net of income tax	10	12	9	50	80
Net income (loss)	$13,646	$9,573	$3,601	$14,860	$41,680
Basic earnings per share:
Continuing operations	$0.46	$0.32	$0.12	$0.50	$1.40
Discontinued operations	—	—	—	—	0.01
Basic earnings per share	$0.46	$0.32	$0.12	$0.50	$1.41
Diluted earnings per share:
Continuing operations	$0.45	$0.32	$0.12	$0.49	$1.37
Discontinued operations	—	—	—	—	0.01
Diluted earnings per share	$0.45	$0.32	$0.12	$0.49	$1.38
Dividends declared per common share	$0.11	$0.11	$0.11	$0.11	$0.44

	Quarter Ended
	March 26,	June 25,	September 24,	December 31,
	2017	2017	2017	2017	Total
Total revenues	$105,538	$100,015	$85,167	$124,103	$414,823
Cost and expenses	(89,293)	(88,470)	(82,180)	(104,293)	(364,237)
Loss on impairment	—	—	—	(3,904)	(3,904)
Operating income	16,245	11,545	2,987	15,906	46,682
Interest expense, net	(179)	(144)	(197)	(300)	(821)
Other	24	14	(6)	19	53
Income from continuing operations before income tax expense	16,090	11,415	2,784	15,625	45,914
Income tax expense	5,005	3,611	1,017	6,036	15,669
Income from continuing operations	11,085	7,804	1,767	9,589	30,245
Discontinued operations, net of income tax	(37)	7	(71)	(8)	(108)
Net income	$11,048	$7,811	$1,696	$9,581	$30,137
Basic earnings per share:
Continuing operations	$0.36	$0.26	$0.06	$0.32	$1.00
Discontinued operations	—	—	—	—	(0.01)
Basic earnings per share	$0.36	$0.26	$0.06	$0.32	$0.99
Diluted earnings per share:
Continuing operations	$0.35	$0.25	$0.06	$0.31	$0.98
Discontinued operations	—	—	(0.01)	—	(0.01)
Diluted earnings per share	$0.35	$0.25	$0.05	$0.31	$0.97
Dividends declared per common share	$0.09	$0.09	$0.09	$0.09	$0.36