Form 10-Q
period 2019-03-31
Ruths Hospitality Group, Inc.
filed 2019-05-03
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	RUTH	Nasdaq

The number of shares outstanding of the registrant’s common stock as of April 30, 2019 was 30,479,801, which includes 1,097,867 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	March 31,	December 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$3,116	$5,062
Accounts receivable, less allowance for doubtful accounts 2019 - $111; 2018 - $322	12,211	19,476
Inventory	8,476	9,296
Prepaid expenses and other	3,068	2,528
Total current assets	26,871	36,362
Property and equipment, net of accumulated depreciation 2019 - $164,607; 2018 - $160,153	125,637	125,991
Right of use assets, net of accumulated amortization: operating leases 2019 - $3,905; 2018 - $0	166,189	—
Goodwill	36,522	36,522
Franchise rights, net of accumulated amortization 2019 - $2,779; 2018 - $2,299	44,438	44,919
Other intangibles, net of accumulated amortization 2019 - $1,343; 2018 - $1,395	4,070	4,862
Deferred income taxes	5,671	5,353
Other assets	625	604
Total assets	$410,023	$254,613
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$9,129	10,273
Accrued payroll	12,590	19,475
Accrued expenses	6,493	10,535
Deferred revenue	42,506	48,370
Current operating lease liabilities	14,421	—
Other current liabilities	5,921	6,619
Total current liabilities	91,060	95,272
Long-term debt	39,000	41,000
Operating lease liabilities	178,412	—
Deferred rent	—	23,692
Unearned franchise fees	2,855	2,680
Other liabilities	47	1,837
Total liabilities	311,374	164,481
Commitments and contingencies (Note 11)	—	—

Shareholder's equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 29,376,062 shares issued and outstanding at March 31, 2019, 29,268,776 shares issued and outstanding at December 30, 2018	294	293
Additional paid-in capital	61,652	61,819
Retained earnings	36,703	28,020
Treasury stock, at cost; 71,950 shares at March 31, 2019 and December 30, 2018	—	—
Total shareholders' equity	98,649	90,132
Total liabilities and shareholders' equity	$410,023	$254,613

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended
	March 31,	April 1,
	2019	2018

Revenues:
Restaurant sales	$112,986	$110,364
Franchise income	4,558	4,417
Other operating income	2,197	1,745
Total revenues	119,741	116,526

Costs and expenses:
Food and beverage costs	31,848	31,405
Restaurant operating expenses	53,603	51,679
Marketing and advertising	3,629	3,477
General and administrative costs	8,751	8,976
Depreciation and amortization expenses	4,969	4,461
Pre-opening costs	98	140
Total costs and expenses	102,898	100,138

Operating income	16,843	16,388

Other income (expense):
Interest expense, net	(405)	(380)
Other	2	12

Income from continuing operations before income tax expense	16,440	16,020
Income tax expense	2,529	2,384
Income from continuing operations	13,911	13,636
Income from discontinued operations, net of income taxes	—	10
Net income	$13,911	$13,646

Basic earnings per common share:
Continuing operations	$0.48	$0.46
Discontinued operations	—	—
Basic earnings per share	$0.48	$0.46

Diluted earnings per common share:
Continuing operations	$0.47	$0.45
Discontinued operations	—	—
Diluted earnings per share	$0.47	$0.45

Shares used in computing earnings per common share:
Basic	29,275,501	29,689,870
Diluted	29,903,511	30,384,180

Cash dividends declared per common share	$0.13	$0.11

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

(Amounts in thousands)

			Additional	Retained Earnings
	Common Stock		Paid-in	(Accumulated	Treasury Stock		Shareholders'
	Shares	Value	Capital	Deficit)	Shares	Value	Equity
Balance at December 30, 2018	29,269	$293	$61,819	$28,020	72	$—	$90,132
Net income	—	—	—	13,911	—	—	13,911
Cash dividends	—	—	—	(3,967)	—	—	(3,967)
Repurchase of common stock	(26)	—	(568)	—	—	—	(568)
Shares issued under stock compensation plan net of shares withheld for tax effects	133	1	(1,632)	—	—	—	(1,631)
Stock-based compensation	—	—	2,033	—	—	—	2,033
Cumulative effect of a change in accounting principle (Note 2)	—	—	—	(1,261)	—	—	(1,261)
Balance at March 31, 2019	29,376	$294	$61,652	$36,703	72	$—	$98,649

Balance at December 31, 2017	29,646	$296	$77,017	$2,191	72	$—	$79,504
Net income	—	—	—	13,646	—	—	13,646
Cash dividends	—	—	—	(3,390)	—	—	(3,390)
Shares issued under stock compensation plan net of shares withheld for tax effects	146	2	(1,689)	—	—	—	(1,687)
Stock-based compensation	—	—	1,841	—	—	—	1,841
Cumulative effect of a change in accounting principle	—	—	—	(2,324)	—	—	(2,324)
Balance at April 1, 2018	29,792	$298	$77,169	$10,122	72	$—	$87,589

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	13 Weeks Ended
	March 31,	April 1,
	2019	2018
Cash flows from operating activities:
Net income	$13,911	$13,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,969	4,461
Deferred income taxes	95	(150)
Non-cash interest expense	21	21
Amortization of below market lease	—	20
Stock-based compensation expense	2,033	1,841
Changes in operating assets and liabilities:
Accounts receivable	8,077	8,500
Inventories	820	320
Prepaid expenses and other	(540)	204
Other assets	(42)	—
Accounts payable and accrued expenses	(13,511)	(8,771)
Deferred revenue	(5,864)	(6,055)
Deferred rent	—	355
Lease liabilities	(171)	—
Other liabilities	2,281	1,307
Net cash provided by operating activities	12,079	15,699
Cash flows from investing activities:
Acquisition of property and equipment	(5,860)	(5,505)
Net cash used in investing activities	(5,860)	(5,505)
Cash flows from financing activities:
Principal borrowings on long-term debt	7,000	2,000
Principal repayments on long-term debt	(9,000)	(9,000)
Repurchase of common stock	(568)	—
Cash dividend payments	(3,967)	(3,390)
Tax payments from the vesting of restricted stock and option exercises	(1,630)	(1,696)
Proceeds from the exercise of stock options	—	9
Net cash used in financing activities	(8,165)	(12,077)
Net decrease in cash and cash equivalents	(1,946)	(1,883)
Cash and cash equivalents at beginning of period	5,062	4,051
Cash and cash equivalents at end of period	$3,116	$2,168
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$427	$375
Income taxes	$31	$971
Noncash investing and financing activities:
Accrued acquisition of property and equipment	$667	$1,278

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the Company) as of March 31, 2019 and December 30, 2018 and for the thirteen week periods ended March 31, 2019 and April 1, 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The condensed consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of March 31, 2019, there were 157 Ruth’s Chris Steak House restaurants, including 78 Company-owned restaurants, three restaurants operating under contractual agreements and 76 franchisee-owned restaurants, including 21 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Singapore and Taiwan. All Company-owned restaurants are located in the United States.  A new franchisee-owned Ruth’s Chris Steak House restaurant was opened in Chongqing, China in February 2019.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended March 31, 2019 and April 1, 2018 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the SEC’s rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended March 31, 2019 and April 1, 2018 each contained thirteen weeks and are referred to herein as the first quarter of fiscal year 2019 and the first quarter of fiscal year 2018, respectively. Fiscal years 2019 and 2018 are both 52-week years.

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

Recent Adopted Accounting Standard

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset.  The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  The Company adopted this new lease standard on December 31, 2018.  See Note 2 for further information about our transition to this new lease standard.

(2) Leases

Effective December 31, 2018, the Company adopted Topic 842 using the modified retrospective method for all leases in effect at the date of adoption.  This new lease standard requires a lessee to recognize on the balance sheet a liability for future lease obligations and a corresponding right-of-use (ROU) asset.  The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  The Company chose the effective date as its initial date of adoption.  Consequently, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carry forward prior conclusions regarding lease identification, lease classification and initial indirect costs for existing leases.  The Company did not elect the hindsight practical expedient.

In addition to the recognition of a liability for future lease obligations and a corresponding ROU asset, upon adoption, the Company:

-	Derecognized existing deferred rent and tenant allowance balances totaling $25.4 million.
-	Derecognized existing assets related to below market leases of $758 thousand.
-

Derecognized existing deferred gains on previous sale-leaseback transactions of $1.8 million.  The deferred gain associated with this change in accounting was recognized through opening retained earnings as of December 31, 2018.

-	Recognized a retained earnings adjustment of $3.5 million related to the write-off of the ROU asset from a previously impaired Ruth’s Chris Steak House restaurant.
-	Recognized $413 thousand of additional deferred income taxes from the previously mentioned adoption related equity adjustments.

The Company did not experience material changes to either the consolidated statements of income or the consolidated statements of cash flows due to the adoption of Topic 842.  The following table summarizes the impacts of adopting Topic 842 on the Company’s condensed consolidated balance sheet as of December 31, 2018 (in thousands):

	December 30,	Adjustments Due
	2018	to the Adoption	December 31,
	As Reported	of ASC 842	2018
Assets
Current assets:
Cash and cash equivalents	$5,062	$—	$5,062
Accounts receivable, less allowance for doubtful accounts	19,476	812	20,288
Inventory	9,296	—	9,296
Prepaid expenses and other	2,528	(2,108)	420
Total current assets	36,362	(1,296)	35,066
Property and equipment, net of accumulated depreciation	125,991	—	125,991
Right of use assets, net of accumulated amortization: operating leases	—	166,040	166,040
Goodwill	36,522	—	36,522
Franchise rights, net of accumulated amortization	44,919	—	44,919
Other intangibles, net of accumulated amortization	4,862	(758)	4,104
Deferred income taxes	5,353	413	5,766
Other assets	604	—	604
Total assets	$254,613	$164,399	$419,012
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$10,273	$—	$10,273
Accrued payroll	19,475	—	19,475
Accrued expenses	10,535	—	10,535
Deferred revenue	48,370	—	48,370
Current operating lease liabilities	—	14,599	14,599
Other current liabilities	6,619	(1,698)	4,921
Total current liabilities	95,272	12,901	108,173
Long-term debt	41,000	—	41,000
Operating lease liabilities	—	178,256	178,256
Deferred rent	23,692	(23,692)	—
Unearned franchise fees	2,680	—	2,680
Other liabilities	1,837	(1,805)	32
Total liabilities	164,481	165,660	330,141
Commitments and contingencies (Note 11)	—	—	—

Shareholder's equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 29,268,776 shares issued and outstanding at December 30, 2018	293	—	293
Additional paid-in capital	61,819	—	61,819
Retained earnings	28,020	(1,261)	26,759
Treasury stock, at cost; 71,950 shares at December 30, 2018	—	—	—
Total shareholders' equity	90,132	(1,261)	88,871
Total liabilities and shareholders' equity	$254,613	$164,399	$419,012

The Company leases restaurant facilities and equipment.  The Company determines whether an arrangement is or contains a lease at contract inception.  The Company’s leases are all classified as operating leases, which are included as ROU assets and operating lease liabilities in the Company’s condensed consolidated balance sheet.  Operating lease  liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date.  ROU assets are measured based on the operating lease liabilities adjusted for lease incentives, initial indirect costs and impairments of operating lease assets.  Minimum lease payments include only the fixed lease components of the agreements, as well as any variable rate payments that depend on an index, which are measured initially using the index at the lease commencement dates.  To determine the present value of future minimum lease payments, the Company estimates incremental secured borrowing rates based on the information available at the lease commencement dates, or the transition date at adoption.  The expected lease terms include options to extend when it is reasonably certain the Company will exercise the options up to a total term of 20 years.  For financial reporting purposes, minimum rent payments are expensed on a straight-line basis over the lives of the leases.  Additionally, incentives received from landlords used to fund leasehold improvements reduce the ROU assets related to those leases and are amortized as reductions to rent expense over the lives of the leases.  Variable lease payments that do not depend on a rate or index, payments associated with non-lease components and short-term rentals (leases with terms less than 12 months) are expensed as incurred.

At March 31, 2019, all of the Company-owned Ruth’s Chris Steak House restaurants operated in leased premises, with the exception of the restaurant in Ft. Lauderdale, FL, which is an owned property, and the restaurants in Anaheim, CA, Lake Mary, FL Princeton, NJ and South Barrington, IL, which operate on leased land.  The leases generally provide for minimum annual rental payments with scheduled minimum rent payments increases during the terms of the leases.  Certain leases also provide for rent deferral during the initial term, lease incentives in the form of tenant allowances to fund leasehold improvements, and/or contingent rent provisions based on the sales at the underlying restaurants.  Most of the Company’s restaurant leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The weighted average term and discount rate for operating leases is 12.5 years and 5.1%, respectively.

The components of lease expense are as follows (in thousands):

		13 Weeks Ended
	Classification	March 31, 2019
Operating lease cost	Restaurant operating expenses and General and adminstrative costs	$6,380
Variable lease cost	Restaurant operating expenses and General and adminstrative costs	2,757
Total lease cost		$9,137

As of March 31, 2019, maturities of lease liabilities are summarized as follows (in thousands):

Operating Leases
2019, excluding the quarter ended March 31, 2019	$19,655
2020	24,886
2021	23,259
2022	22,112
2023	19,183
Thereafter	159,124
Total future minimum rental commitments	$268,219

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018, and under the previous lease accounting prior to the adoption of ASC 842, future minimum annual rental commitments for operating leases as of December 30, 2018 were as follows (in thousands):

Operating Leases
2019	$25,767
2020	24,177
2021	22,520
2022	21,388
2023	18,858
Thereafter	154,661
Total future minimum rental commitments	$267,371

Supplemental cash flow information related to leases for the first quarter of 2019 was as follows (in thousands):

13 Weeks Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,524
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,055

(3) Revenue

In the following tables, the Company’s revenue is disaggregated by major component for each category on the consolidated statements of income (in thousands).

13 Weeks Ended March 31, 2019:	Domestic	International	Total Revenue
Restaurant sales	$112,986	$—	$112,986
Franchise income	3,819	739	4,558
Other operating income	2,197	—	2,197
Total revenue	$119,002	$739	$119,741

13 Weeks Ended April 1, 2018:	Domestic	International	Total Revenue
Restaurant sales	$110,364	$—	$110,364
Franchise income	3,703	714	4,417
Other operating income	1,745	—	1,745
Total revenue	$115,812	$714	$116,526

The following table provides information about receivables and deferred revenue liabilities from contracts with customers (in thousands).

	March 31,	December 30,
	2019	2018
Accounts receivable, less allowance for doubtful accounts 2019 - $111; 2018 - $322	$11,121	$18,336
Deferred revenue	$42,506	$48,370
Unearned franchise fees	$2,855	$2,680

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the first thirteen weeks of fiscal year 2019 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 30, 2018	$48,370	$2,680
Decreases in the beginning balance from gift card redemptions	(12,663)	—
Increases due to proceeds received, excluding amounts recognized during the period	6,613	—
Decreases due to recognition of franchise development and opening fees	—	(125)
Increases due to proceeds received for franchise development and opening fees	—	300
Other	186	—
Balance at March 31, 2019	$42,506	$2,855

(4) Long-term Debt

Long-term debt consists of the following (in thousands):

	March 31,	December 30,
	2019	2018
Senior Credit Facility:
Revolving credit facility	$39,000	$41,000
Less current maturities	—	—
	$39,000	$41,000

As of March 31, 2019, the Company had $39.0 million of outstanding indebtedness under its senior credit facility with approximately $46.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. As of March 31, 2019, the weighted average interest rate on the Company’s outstanding debt was 4.0% and the weighted average interest rate on its outstanding letters of credit was 1.6%.  In addition, the fee on the Company’s senior credit facility was 0.2%.

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

(5) Shareholders’ Equity

In October 2017, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $60 million of outstanding common stock from time to time.  The share repurchase program replaced the previous share repurchase program announced in April 2016, which was terminated.  During the first thirteen weeks of fiscal year 2019, 25,787 shares were repurchased at an aggregate cost of $568 thousand, or an average cost of $22.03 per share.  As of March 31, 2019, $31.5 million remained available for future purchases under the share repurchase program.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2019
February 22, 2019	$0.13	March 7, 2019	$3,967	March 21, 2019

Fiscal Year 2018
February 21, 2018	$0.11	March 8, 2018	$3,390	March 22, 2018

Subsequent to the end of the first quarter of fiscal year 2019, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.13 per common and restricted share, or approximately $4.0 million in the aggregate based on the number of shares currently outstanding, payable on June 6, 2019 to stockholders of record as of the close of business on May 23, 2019.

Outstanding unvested restricted stock is not included in common stock outstanding amounts. Restricted stock awards outstanding as of March 31, 2019 aggregated 1,071,188 shares.  Restricted stock units outstanding as of March 31, 2019 aggregated 22,864 shares.

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of March 31, 2019 and December 30, 2018 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

As of March 31, 2019, and December 30, 2018, the Company had no assets or liabilities measured on a recurring or nonrecurring basis subject to the disclosure requirements of “Fair Value Measurements and Disclosures,” FASB ASC Topic 820.

(7) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment. The Company does not rely on any major customers as a source of revenue. The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of March 31, 2019, (i) the Company-owned steakhouse restaurant segment included 78 Ruth’s Chris Steak House restaurants and three Ruth’s Chris Steak House restaurants operating under contractual agreements and (ii) the franchise operations segment included 76 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the Company-owned steakhouse segment for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment.

Segment information related to the Company’s two reportable business segments follows (in thousands):

	13 Weeks Ended
	March 31,	April 1,
	2019	2018
Revenues:
Company-owned steakhouse restaurants	$114,184	$111,203
Franchise operations	4,558	4,417
Unallocated other revenue and revenue discounts	999	906
Total revenues	$119,741	$116,526

Segment profits:
Company-owned steakhouse restaurants	$28,733	$28,119
Franchise operations	4,558	4,417
Total segment profit	33,291	32,536

Unallocated operating income	999	906
Marketing and advertising expenses	(3,629)	(3,477)
General and administrative costs	(8,751)	(8,976)
Depreciation and amortization expenses	(4,969)	(4,461)
Pre-opening costs	(98)	(140)
Interest expense, net	(405)	(380)
Other income	2	12
Income from continuing operations before income tax expense	$16,440	$16,020

Capital expenditures:
Company-owned steakhouse restaurants	$5,096	$4,879
Corporate assets	764	626
Total capital expenditures	$5,860	$5,505

	March 31,	December 30,
	2019	2018
Total assets:
Company-owned steakhouse restaurants	$390,772	$233,446
Franchise operations	2,243	2,911
Corporate assets - unallocated	11,337	12,903
Deferred income taxes - unallocated	5,671	5,353
Total assets	$410,023	$254,613

(8) Stock-Based Employee Compensation

On May 15, 2018, the Company’s stockholders approved a new 2018 Omnibus Incentive Plan (“2018 Plan”) which replaces the Amended and Restated 2005 Equity Incentive Plan (“2005 Plan”), which expired on May 30, 2018.  The 2018 Plan authorizes 2.5 million shares reserved for future grants.  Awards that were previously awarded under the 2005 Plan that are forfeited or cancelled in the future will be made available for grant or issuance under the 2018 Plan.  The 1,649,394 shares that were authorized but unissued under the 2005 Plan as of May 15, 2018 were cancelled.  As of March 31, 2019, there were 5,073 shares of common stock issuable upon exercise of currently outstanding options, and 751,737 currently outstanding unvested restricted stock awards under the 2005 Plan.  As of March 31, 2019, there were 319,451 currently outstanding unvested restricted stock awards and 22,864 restricted stock units under the 2018 Plan.  As of March 31, 2019, the 2018 Plan has 2,314,607 shares available for future grants. During the first thirteen weeks of fiscal year 2019, the Company issued 211,610 restricted stock awards and units to directors, officers and other employees of the Company. Of the 211,610 restricted stock awards and units issued during the first thirteen weeks of fiscal year 2019, 36,749 shares will vest in fiscal year 2020, 133,104 shares will vest in fiscal year 2021 and 41,757 shares will vest in fiscal year 2022.  Total stock compensation expense recognized during the first thirteen weeks of fiscal years 2019 and 2018 was $2.0 million and $1.8 million, respectively.

(9) Income Taxes

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	13 Weeks Ended
	March 31,	April 1,
	2019	2018
Income tax expense at statutory rates	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	3.8%	3.2%
Federal employment tax credits	(8.9%)	(9.2%)
Non-deductible executive compensation	1.9%	1.2%
Other	(2.4%)	(1.3%)
Effective tax rate	15.4%	14.9%

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

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and many state jurisdictions, respectively.  With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations for years before 2014.

(10) Earnings Per Share

The following table sets forth the computation of earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended
	March 31,	April 1,
	2019	2018
Income from continuing operations	$13,911	$13,636
Income from discontinued operations, net of income taxes	—	10
Net income	$13,911	$13,646
Shares:
Weighted average number of common shares outstanding - basic	29,275,501	29,689,870
Weighted average number of common shares outstanding - diluted	29,903,511	30,384,180

Basic earnings per common share:
Continuing operations	$0.48	$0.46
Discontinued operations	—	—
Basic earnings per common share	$0.48	$0.46

Diluted earnings per common share:
Continuing operations	$0.47	$0.45
Discontinued operations	—	—
Diluted earnings per common share	$0.47	$0.45

Diluted earnings per share for the first quarter of fiscal year 2019 and 2018 excludes restricted shares of 27,788 and 1,185, respectively, which were outstanding during the period but were anti-dilutive and had a weighted average exercise price of $0 per share.

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

On February 26, 2018, a former restaurant hourly employee filed a class action lawsuit in the Superior Court of the State of California for the County of Riverside, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to pay minimum wages, pay overtime wages, permit required meal and rest breaks and provide accurate wage statements, among other claims.  This lawsuit seeks unspecified penalties under the California’s Private Attorney’s General Act in addition to other monetary payments (Quiroz Guerrero v. Ruth’s Hospitality Group, Inc., et al.; Case No RIC1804127).  Although the ultimate outcome of this matter, including any possible loss, cannot be predicted or reasonably estimated at this time, we intend to vigorously defend this matter.

The Company currently buys a majority of its beef from two suppliers. Although there are a limited number of beef suppliers, management believes that other suppliers could provide similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely.

(12) Subsequent Events

On May 1, 2019 the Company entered into an asset purchase agreement with Marsha Brown Restaurants, L.P., Marsha Brown Restaurants, Inc., M.R. Brown, Inc., M.R. Brown Development Corp. and Ophelia May LLC (collectively, the “Sellers”) to acquire two franchised Ruth’s Chris Steak House restaurants in Philadelphia, PA and one in Garden City, NY as well as development rights for these territories for a cash purchase price of $19.0 million, subject to certain adjustments.  The transaction has been approved by our Board of Directors and is subject to the satisfaction of customary closing conditions and may be terminated by the Company or the Sellers if closing has not occurred on or before 90 days following the date of the asset purchase agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “targeting,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals, including with respect to new restaurant openings, capital expenditures, impact of healthcare inflation, and recent accounting pronouncements, also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to income taxes, unclaimed property, Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; a material failure, interruption or security breach of the Company’s information technology network; the Company’s indemnification obligations in connection with its sale of the Mitchell’s Restaurants; the

Company’s ability to protect its name and logo and other proprietary information; an impairment in the financial statement carrying value of our goodwill, other intangible assets or property; the impact of litigation; the restrictions imposed by the Company’s Credit Agreement; and changes in, or the discontinuation of, the Company’s quarterly cash dividend payments or share repurchase program. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have not occurred.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us,” “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries.

Overview

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of March 31, 2019, there were 157 Ruth’s Chris Steak House restaurants, including 78 Company-owned restaurants, three restaurants operating under contractual agreements and 76 franchisee-owned restaurants. A new franchisee-owned Ruth’s Chris Steak House restaurant was opened in Chongqing, China in February 2019.

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

Our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 provides additional information about our business, operations and financial condition.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of total revenues for the periods indicated, except as otherwise noted. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	13 Weeks Ended
	March 31,	April 1,
	2019	2018
Revenues:
Restaurant sales	94.4%	94.7%
Franchise income	3.8%	3.8%
Other operating income	1.8%	1.5%
Total revenues	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	28.2%	28.5%
Restaurant operating expenses (percentage of restaurant sales)	47.4%	46.8%
Marketing and advertising	3.0%	3.0%
General and administrative costs	7.3%	7.7%
Depreciation and amortization expenses	4.1%	3.8%
Pre-opening costs	0.1%	0.1%
Total costs and expenses	85.9%	85.9%
Operating income	14.1%	14.1%

Other income (expense):
Interest expense, net	(0.4%)	(0.4%)
Other	0.0%	0.0%
Income from continuing operations before income tax expense	13.7%	13.7%
Income tax expense	2.1%	2.0%
Income from continuing operations	11.6%	11.7%
Loss from discontinued operations, net of income taxes	0.0%	0.0%
Net income	11.6%	11.7%

First Quarter Ended March 31, 2019 (13 Weeks) Compared to First Quarter Ended April 1, 2018 (13 Weeks)

Overview. Operating income increased by $455 thousand, or 2.8%, to $16.8 million for the first quarter of fiscal year 2019 from the first quarter of fiscal year 2018. Operating income for the first quarter of fiscal year 2019 was favorably impacted by a $2.6 million increase in restaurant sales, a $452 thousand increase in other operating income and a $225 thousand reduction of general and administrative costs partially offset by a $1.9 million increase in restaurant operating expenses, a $508 thousand increase in depreciation and amortization, and a $443 thousand increase in food and beverage costs. Income from continuing operations increased from the first quarter of fiscal year 2018 by $275 thousand to $13.9 million.  Net income increased from the first quarter of fiscal year 2018 by $265 thousand to $13.9 million.

Segment Profits. Segment profitability information is presented in Note 7 to the condensed consolidated financial statements. Not all operating expenses are allocated to operating segments.  The Ruth’s Chris Steak House Company-owned restaurants, which are all located in the United States, are managed as an operating segment. The Ruth’s Chris concept operates within the full-service dining industry, providing similar products to similar customers. The franchise operations are reported as a separate operating segment. Segment profits for the first quarter of fiscal year 2019 for the Company-owned steakhouse restaurant segment increased by $614 thousand to $28.7 million from the first quarter of fiscal year 2018. The increase was driven primarily by a $3.0 million increase in revenues offset by a $1.9 million increase in restaurant operating expenses and a $443 million increase in food and beverage costs.  Franchise income increased $141 thousand in the first quarter of fiscal year 2019 compared to the first quarter of fiscal year 2018.

Restaurant Sales.  Restaurant sales increased by $2.6 million, or 2.4%, to $113.0 million in the first quarter of fiscal year 2019 from the first quarter of fiscal year 2018.  The increase was driven by a 1.8% increase in Company-owned comparable restaurant sales which consisted of flat traffic and an average check increase of 1.8%.  Comparable restaurant sales and traffic were positively affected by approximately 200 basis points due to the shift of the New Year’s Eve holiday into the first quarter of 2019 from the fourth quarter of 2017, and negatively impacted by approximately 90 basis points due to the shift of Easter into the second quarter of 2019 from the first quarter of 2018.

Franchise Income. Franchise income in the first quarter of fiscal year 2019 increased $141 thousand compared to the first quarter of fiscal year 2018.  The increase was primarily the result of a 3.1% increase in comparable franchise restaurant sales.

Other Operating Income. Other operating income increased $452 thousand in the first quarter of fiscal year 2019 compared to the first quarter of fiscal year 2018.  The increase was primarily attributable to an increase in income from restaurants operating under contractual agreements, including the new location in Reno, NV.

Food and Beverage Costs. Food and beverage costs increased $443 thousand in the first quarter of fiscal year 2019 compared to the first quarter of fiscal year 2018. As a percentage of restaurant sales, food and beverage costs decreased to 28.2% in the first quarter of fiscal year 2019 from 28.5% in the first quarter of fiscal year 2018. The decrease in food and beverage costs as a percentage of restaurant sales was primarily due to a 3.7% decrease in total beef costs, as well as an increase in average check of 1.8%.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.9 million, or 3.7%, to $53.6 million in the first quarter of fiscal year 2019 from the first quarter of fiscal year 2018.  Restaurant operating expenses, as a percentage of restaurant sales, increased to 47.4% in the first quarter of fiscal year 2019 from 46.8% in the first quarter of fiscal year 2018.  The increase in restaurant operating expenses as a percentage of restaurant sales was primarily due to increases in labor related expenses.

Marketing and Advertising. Marketing and advertising expenses increased $152 thousand to $3.6 million in the first quarter of fiscal year 2019 from the first quarter of fiscal year 2018. The increase in marketing and advertising expenses in the first quarter of fiscal year 2019 was attributable to a planned increase in advertising.  Marketing and advertising expenses, as a percentage of total revenue, was consistent each year at 3.0%.

General and Administrative Costs. General and administrative costs decreased $225 thousand to $8.8 million in the first quarter of fiscal year 2019 from the first quarter of fiscal year 2018. The decrease in general and administrative costs was primarily attributable to a reduction of $452 thousand in franchisee acquisition and integration costs.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $508 thousand to $5.0 million in the first quarter of fiscal year 2019 from the first quarter of fiscal year 2018 primarily due to depreciation on new restaurant and remodel assets placed in service within the last twelve months.

Pre-opening Costs. Pre-opening costs decreased slightly to $98 thousand in the first quarter of fiscal year 2019 from $140 thousand in the first quarter of fiscal year 2018.

Interest Expense. Interest expense remained relatively flat at $405 thousand in the first quarter of fiscal year 2019 compared to $380 thousand in the first quarter of fiscal year 2018.

Other Income and Expense. During the first quarter of fiscal year 2019, we recognized other income of $2 thousand.  During the first quarter of fiscal year 2018 we recognized other income of $12 thousand.

Income Tax Expense. During the first quarter of fiscal year 2019, we recognized income tax expense of $2.5 million. During the first quarter of fiscal year 2018, we recognized income tax expense of $2.4 million. The effective tax rate, including the impact of discrete items, increased to 15.4% for the first quarter of fiscal year 2019 compared to 14.9% for the first quarter of fiscal year 2018.  Fiscal year 2019 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2019 to differ from the effective tax rate for the first quarter of fiscal year 2019.

Income from Continuing Operations. Income from continuing operations of $13.9 million in the first quarter of fiscal year 2019 increased by $275 thousand compared to the first quarter of fiscal year 2018 due to the factors noted above.

Income or Loss from Discontinued Operations, net of income taxes.  The Company did not have any income or loss from discontinued operations during the first quarter of fiscal year 2019 compared to income of $10 thousand during the first quarter of fiscal year 2018.

Net Income. Net income was $13.9 million in the first quarter of fiscal year 2019 which increased by $265 thousand compared to $13.6 million in the first quarter of fiscal year 2018. The increase was largely attributable to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal sources of cash have been historically provided by our operating activities as well as periodic borrowings from our senior credit facility.  During the first thirteen weeks of fiscal year 2019 our principal uses of cash flow from operations were capital expenditures, debt repayments, dividend payments and the repurchase of common stock. Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our statement of cash flows.

In October 2017, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $60 million of outstanding common stock from time to time.  The new share repurchase program replaced the previous share repurchase program announced in April 2016, which was terminated.  During the first thirteen weeks of fiscal year 2019, the Company repurchased 25,787 shares at an aggregate cost of $568 thousand or an average cost of $22.03 per share.  All repurchased shares were retired and cancelled.  As of March 31, 2019, $31.5 million remained available for future repurchases under the share repurchase program.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. We paid a quarterly cash dividend of $0.13 per share, or $4.0 million in the aggregate, during the first quarter of fiscal year 2019. On May 3, 2019, we announced that our Board of Directors declared a quarterly cash dividend of $0.13 per share, or $4.0 million in the aggregate, to be paid on June 6, 2019 to common and restricted stockholders of record as of the close of business on May 23, 2019. Future dividends will be subject to the approval of our Board of Directors.

We believe that our borrowing ability under our senior credit facility coupled with our anticipated cash flow from operations should provide us with adequate liquidity for the next 12 months.

Senior Credit Facility

As of March 31, 2019, we had $39.0 million of outstanding indebtedness under our senior credit facility with approximately $46.8 million of availability, net of outstanding letters of credit of approximately $4.2 million. As of March 31, 2019, the weighted average interest rate on our outstanding debt was 4.0% and the weighted average interest rate on our outstanding letters of credit was 1.6%.  In addition, the fee on the unused portion of our senior credit facility was 0.2%.

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

The Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants requiring a minimum fixed coverage charge ratio and limiting our consolidated leverage ratio.  As of March 31, 2019, we were in compliance with all of the covenants in the Credit Agreement.  The Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company.  If any event of default occurs and is not cured within the applicable grace period, or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments under the Credit Agreement and the lenders’ commitments may be terminated. The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries (the Guarantors), and are secured by a lien on substantially all of our personal property assets other than any equity interest in current and future subsidiaries of the Company.

Under the Credit Agreement, restricted junior payments, which include cash dividend payments, repurchases of our equity securities and payments and prepayments of subordinated indebtedness, made subsequent to February 2, 2017 are limited to $100.0 million if our consolidated leverage ratio is greater than or equal to 2.00:1.00, and are not limited in amount if our consolidated leverage ratio is less than 2.00:1.00.  As of the date of this Quarterly Report on Form 10-Q, $71.9 million in junior restricted payments have been made since February 2, 2017.

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	13 Weeks Ended
	March 31,	April 1,
	2019	2018
Net cash provided by (used in):
Operating activities	$12,079	$15,699
Investing activities	(5,860)	(5,505)
Financing activities	(8,165)	(12,077)
Net decrease in cash and cash equivalents	$(1,946)	$(1,883)

Operating Activities. Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising, general and administrative costs and income taxes. Operating activities provided cash flow during the first thirteen weeks of both fiscal years 2019 and 2018 primarily because operating revenues exceeded cash-based expenses.

Investing Activities. Cash used in investing activities aggregated $5.9 million in the first thirteen weeks of fiscal year 2019 compared with $5.5 million cash used in the first thirteen weeks of fiscal year 2018.  Cash used in investing projects during the first thirteen weeks of fiscal year 2019 primarily pertained to $3.8 million for restaurant remodel and capital replacement projects, and $1.3 million for new restaurants that are anticipated to open in 2019. Cash used in investing activities during the first thirteen weeks of fiscal year 2018 primarily pertained to $2.5 million for restaurant remodel and capital replacement projects and $2.1 million for new restaurants.

Financing Activities. Financing activities used cash during the first thirteen weeks of both fiscal years 2019 and 2018. During the first thirteen weeks of fiscal year 2019, we:  paid dividends of $4.0 million; decreased debt by $2.0 million; paid $1.6 million in employee taxes in connection with the vesting of restricted stock; and used $568 thousand to repurchase common stock.  We paid the $1.6 million in taxes in connection with the vesting of restricted stock because some recipients elected to satisfy their individual tax withholding obligations by having us withhold a number of vested shares of restricted stock.   During the first thirteen weeks of fiscal year 2018, we:  paid dividends of $3.4 million; decreased the debt outstanding under our senior credit facility by $7.0 million; and paid $1.7 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. Other than the adoption of Topic 842 (see Note 2), there have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first thirteen weeks of fiscal year 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At March 31, 2019, the Company had $39.0 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2019 of approximately $390 thousand.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first thirteen weeks of fiscal years 2019 and 2018, franchise income attributable to international locations was approximately $739 thousand and $714 thousand, respectively.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices, which in the past have been volatile and have impacted the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. During the second quarter of 2018, the Company entered into negotiated set pricing for approximately 25% of its beef requirements from mid-August 2018 through mid-February 2019 at a price approximately 7.0% below prior year. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected.  Holding other variables constant, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings of approximately $4.0 million for fiscal year 2019.

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

Effects of Healthcare Inflation

The Company is exposed to market price fluctuations related to the cost of providing healthcare to its employees.  Claim trends are predicted to outpace inflation throughout the upcoming year.  Pharmacy costs are also rising in excess of general and medical cost inflation.  If prices increase, or the Company experiences significantly more claims, operating margin could be materially adversely affected. Holding other variables constant, a hypothetical 10% fluctuation in healthcare costs would have an approximate impact on pre-tax earnings of approximately $1.0 million for fiscal year 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2019. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended March 31, 2019, except for the addition of internal controls around the adoption of Topic 842, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11 in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements” for a summary of legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018. The impact of circumstances and events described in such risk factors could result in significant adverse effects on our financial position, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the fiscal quarter ended March 31, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value that May Yet be Purchased under the Program – Amounts in thousands

December 31, 2018 to February 3, 2019	25,787	$22.03	25,787	$31,548
February 4, 2019 to March 3, 2019	—	—	—	$31,548
March 4, 2019 to March 31, 2019	—	—	—	$31,548
Totals for the fiscal quarter	25,787	$22.03	25,787	$31,548

On November 3, 2017, the Company announced that its Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors. The share repurchase program replaced the Company’s previous share repurchase program announced in April 2016, which was terminated. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and has no termination date. The Company intends to conduct any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. The Company’s ability to make future stock purchases under the program is currently limited by our Credit Agreement. Under our Credit Agreement, we are limited to $100.0 million of junior stock payments, which include cash dividends, repurchases of common stock and prepayments of subordinated indebtedness, if our consolidated leverage ratio is greater than or equal to 2.00:1.00.  As of March 31, 2019, $71.9 million of such payments had been made.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Asset Purchase Agreement, dated May 1, 2019, by and among  RCSH Operations, LLC, Marsha Brown Restaurants, L.P., Marsha Brown Restaurants, Inc., M.R. Brown, Inc., Marsha Brown Development Corporation, and Ophelia May LLC and the individuals listed on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 3, 2019).

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

Date: May 3, 2019