Form 10-Q
period 2019-06-30
Ruths Hospitality Group, Inc.
filed 2019-08-02
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of July 29, 2019 was 30,128,548, which includes 861,235 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	June 30,	December 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$3,148	$5,062
Accounts receivable, less allowance for doubtful accounts 2019 - $139; 2018 - $322	15,576	19,476
Inventory	8,545	9,296
Prepaid expenses and other	3,099	2,528
Total current assets	30,368	36,362
Property and equipment, net of accumulated depreciation 2019 - $169,246; 2018 - $160,153	129,010	125,991
Right of use assets, net of accumulated amortization: operating leases 2019 - $7,820; 2018 - $0	191,847	—
Goodwill	36,522	36,522
Franchise rights, net of accumulated amortization 2019 - $3,226; 2018 - $2,299	43,991	44,919
Other intangibles, net of accumulated amortization 2019 - $1,375; 2018 - $1,395	4,038	4,862
Deferred income taxes	5,642	5,353
Other assets	573	604
Total assets	$441,991	$254,613
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$8,819	10,273
Accrued payroll	14,638	19,475
Accrued expenses	8,873	10,535
Deferred revenue	40,108	48,370
Current operating lease liabilities	13,440	—
Other current liabilities	2,532	6,619
Total current liabilities	88,410	95,272
Long-term debt	45,000	41,000
Operating lease liabilities	207,628	—
Deferred rent	—	23,692
Unearned franchise fees	2,797	2,680
Other liabilities	45	1,837
Total liabilities	343,880	164,481
Commitments and contingencies (Note 11)	—	—

Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 29,227,635 shares issued and outstanding at June 30, 2019, 29,268,776 shares issued and outstanding at December 30, 2018	292	293
Additional paid-in capital	55,738	61,819
Retained earnings	42,081	28,020
Treasury stock, at cost; 71,950 shares at June 30, 2019 and December 30, 2018	—	—
Total shareholders' equity	98,111	90,132
Total liabilities and shareholders' equity	$441,991	$254,613

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended		26 Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018

Revenues:
Restaurant sales	$104,017	$103,538	$217,003	$213,902
Franchise income	4,421	4,457	8,979	8,874
Other operating income	1,805	1,640	4,002	3,384
Total revenues	110,243	109,635	229,984	226,160

Costs and expenses:
Food and beverage costs	29,023	29,049	60,871	60,454
Restaurant operating expenses	51,156	50,022	104,759	101,702
Marketing and advertising	4,121	4,640	7,751	8,117
General and administrative costs	8,929	9,274	17,681	18,248
Depreciation and amortization expenses	5,124	4,673	10,092	9,134
Pre-opening costs	244	272	341	412
Total costs and expenses	98,597	97,930	201,495	198,067

Operating income	11,646	11,705	28,489	28,093

Other income (expense):
Interest expense, net	(417)	(403)	(822)	(783)
Other	13	22	15	34

Income from continuing operations before income tax expense	11,242	11,324	27,682	27,344
Income tax expense	1,933	1,763	4,462	4,147
Income from continuing operations	9,309	9,561	23,220	23,197
Income from discontinued operations, net of income taxes	—	12	—	22
Net income	$9,309	$9,573	$23,220	$23,219

Basic earnings per common share:
Continuing operations	$0.32	$0.32	$0.79	$0.78
Discontinued operations	—	—	—	—
Basic earnings per share	$0.32	$0.32	$0.79	$0.78

Diluted earnings per common share:
Continuing operations	$0.31	$0.32	$0.78	$0.76
Discontinued operations	—	—	—	—
Diluted earnings per share	$0.31	$0.32	$0.78	$0.76

Shares used in computing earnings per common share:
Basic	29,252,651	29,713,825	29,264,076	29,701,847
Diluted	29,726,102	30,375,306	29,768,702	30,377,194

Cash dividends declared per common share	$0.13	$0.11	$0.26	$0.22

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

(Amounts in thousands)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders'
	Shares	Value	Capital	Earnings	Shares	Value	Equity
Balance at December 30, 2018	29,269	$293	$61,819	$28,020	72	$—	$90,132
Net income	—	—	—	13,911	—	—	13,911
Cash dividends, $0.13 per common share	—	—	—	(3,967)	—	—	(3,967)
Repurchase of common stock	(26)	—	(568)	—	—	—	(568)
Shares issued under stock compensation plan net of shares withheld for tax effects	133	1	(1,632)	—	—	—	(1,631)
Stock-based compensation	—	—	2,033	—	—	—	2,033
Cumulative effect of a change in accounting principle (Note 2)	—	—	—	(1,261)	—	—	(1,261)
Balance at March 31, 2019	29,376	$294	$61,652	$36,703	72	$—	$98,649
Net income	—	—	—	9,309	—	—	9,309
Cash dividends, $0.13 per common share	—	—	—	(3,931)	—	—	(3,931)
Repurchase of common stock	(250)	(3)	(6,569)	—	—	—	(6,572)
Shares issued under stock compensation plan net of shares withheld for tax effects	102	1	(1,446)	—	—	—	(1,445)
Stock-based compensation	—	—	2,101	—	—	—	2,101
Balance at June 30, 2019	29,228	$292	$55,738	$42,081	72	$—	$98,111

Balance at December 31, 2017	29,646	$296	$77,017	$2,191	72	$—	$79,504
Net income	—	—	—	13,646	—	—	13,646
Cash dividends, $0.11 per common share	—	—	—	(3,390)	—	—	(3,390)
Shares issued under stock compensation plan net of shares withheld for tax effects	146	2	(1,689)	—	—	—	(1,687)
Stock-based compensation	—	—	1,841	—	—	—	1,841
Cumulative effect of a change in accounting principle (Note 3)	—	—	—	(2,324)	—	—	(2,324)
Balance at April 1, 2018	29,792	$298	$77,169	$10,122	72	$—	$87,589
Net income	—	—	—	9,573	—	—	9,573
Cash dividends, $0.11 per common share	—	—	—	(3,397)	—	—	(3,397)
Repurchase of common stock	(225)	(2)	(5,941)	—	—	—	(5,943)
Shares issued under stock compensation plan net of shares withheld for tax effects	129	1	(2,063)	—	—	—	(2,062)
Stock-based compensation	—	—	2,029	—	—	—	2,029
Balance at July 1, 2018	29,696	$297	$71,194	$16,298	72	$—	$87,789

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	26 Weeks Ended
	June 30,	July 1,
	2019	2018
Cash flows from operating activities:
Net income	$23,220	$23,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,092	9,134
Deferred income taxes	124	(61)
Non-cash interest expense	41	41
Amortization of below market lease	—	39
Stock-based compensation expense	4,134	3,870
Changes in operating assets and liabilities:
Accounts receivable	4,712	10,826
Inventories	752	583
Prepaid expenses and other	(571)	(291)
Other assets	(10)	—
Accounts payable and accrued expenses	(12,444)	(8,600)
Deferred revenue	(8,262)	(8,996)
Deferred rent	—	630
Lease liabilities	2,407	—
Other liabilities	(1,040)	(1,861)
Net cash provided by operating activities	23,155	28,533
Cash flows from investing activities:
Acquisition of property and equipment	(10,955)	(11,889)
Acquisition of intangible assets	—	(1,171)
Net cash used in investing activities	(10,955)	(13,060)
Cash flows from financing activities:
Principal borrowings on long-term debt	14,000	15,000
Principal repayments on long-term debt	(10,000)	(15,000)
Repurchase of common stock	(7,140)	(5,943)
Cash dividend payments	(7,898)	(6,787)
Tax payments from the vesting of restricted stock and option exercises	(3,076)	(3,759)
Proceeds from the exercise of stock options	—	10
Net cash used in financing activities	(14,114)	(16,479)
Net decrease in cash and cash equivalents	(1,914)	(1,006)
Cash and cash equivalents at beginning of period	5,062	4,051
Cash and cash equivalents at end of period	$3,148	$3,045
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$829	$753
Income taxes	$6,158	$6,123
Noncash investing and financing activities:
Accrued acquisition of property and equipment	$3,544	$1,229

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the Company) as of June 30, 2019 and December 30, 2018 and for the thirteen and twenty-six week periods ended June 30, 2019 and July 1, 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The condensed consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of June 30, 2019, there were 157 Ruth’s Chris Steak House restaurants, including 78 Company-owned restaurants, three restaurants operating under contractual agreements and 76 franchisee-owned restaurants, including 21 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Singapore and Taiwan. All Company-owned restaurants are located in the United States.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended June 30, 2019 and July 1, 2018 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the SEC’s rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended June 30, 2019 and July 1, 2018 each contained thirteen weeks and are referred to herein as the second quarter of fiscal year 2019 and the second quarter of fiscal year 2018, respectively. Fiscal years 2019 and 2018 are both 52-week years.

Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the periods to prepare these condensed consolidated financial statements in conformity with GAAP. Significant items subject to such estimates and assumptions include the carrying amounts of property and equipment, goodwill, franchise rights, lease right of use assets and obligations related to gift cards, lease liabilities, incentive compensation, workers’ compensation and medical insurance. Actual results could differ from those estimates.

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

At June 30, 2019, all of the Company-owned Ruth’s Chris Steak House restaurants operated in leased premises, with the exception of the restaurant in Ft. Lauderdale, FL, which is an owned property, and the restaurants in Anaheim, CA, Lake Mary, FL Princeton, NJ and South Barrington, IL, which operate on leased land.  The leases generally provide for minimum annual rental payments with scheduled minimum rent payments increases during the terms of the leases.  Certain leases also provide for rent deferral during the initial term, lease incentives in the form of tenant allowances to fund leasehold improvements, and/or contingent rent provisions based on the sales at the underlying restaurants.  Most of the Company’s restaurant leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The weighted average term and discount rate for operating leases is 13.3 years and 5.1%, respectively.

The components of lease expense are as follows (in thousands):

		13 Weeks Ended	26 Weeks Ended
	Classification	June 30, 2019	June 30, 2019
Operating lease cost	Restaurant operating expenses and General and administrative costs	$6,704	$13,093
Variable lease cost	Restaurant operating expenses and General and administrative costs	2,596	5,353
Total lease cost		$9,300	$18,446

As of June 30, 2019, maturities of lease liabilities are summarized as follows (in thousands):

Operating Leases
2019, excluding first twenty-six weeks ended June 30, 2019	$13,306
2020	27,244
2021	26,085
2022	24,956
2023	22,045
Thereafter	200,242
Total future minimum rental commitments	$313,878

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

Supplemental cash flow information related to leases for the second quarter of 2019 was as follows (in thousands):

26 Weeks Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,054
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$33,658

(3) Revenue

In the following tables, the Company’s revenue is disaggregated by major component for each category on the consolidated statements of income (in thousands).

13 Weeks Ended June 30, 2019:	Domestic	International	Total Revenue
Restaurant sales	$104,017	$—	$104,017
Franchise income	3,718	703	4,421
Other operating income	1,805	—	1,805
Total revenue	$109,540	$703	$110,243

13 Weeks Ended July 1, 2018:	Domestic	International	Total Revenue
Restaurant sales	$103,538	$—	$103,538
Franchise income	3,754	703	4,457
Other operating income	1,640	—	1,640
Total revenue	$108,932	$703	$109,635

26 Weeks Ended June 30, 2019:	Domestic	International	Total Revenue
Restaurant sales	$217,003	$—	$217,003
Franchise income	7,537	1,442	8,979
Other operating income	4,002	—	4,002
Total revenue	$228,542	$1,442	$229,984

26 Weeks Ended July 1, 2018:	Domestic	International	Total Revenue
Restaurant sales	$213,902	$—	$213,902
Franchise income	7,457	1,417	8,874
Other operating income	3,384	—	3,384
Total revenue	$224,743	$1,417	$226,160

The following table provides information about receivables and deferred revenue liabilities from contracts with customers (in thousands).

	June 30,	December 30,
	2019	2018
Accounts receivable, less allowance for doubtful accounts 2019 - $139; 2018 - $322	$10,811	$18,336
Deferred revenue	$40,108	$48,370
Unearned franchise fees	$2,797	$2,680

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the first twenty-six weeks of fiscal year 2019 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 30, 2018	$48,370	$2,680
Decreases in the beginning balance from gift card redemptions	(19,832)	—
Increases due to proceeds received, excluding amounts recognized during the period	11,181	—
Decreases due to recognition of franchise development and opening fees	—	(133)
Increases due to proceeds received for franchise development and opening fees	—	250
Other	389	—
Balance at June 30, 2019	$40,108	$2,797

(4) Long-term Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 30,
	2019	2018
Senior Credit Facility:
Revolving credit facility	$45,000	$41,000
Less current maturities	—	—
	$45,000	$41,000

As of June 30, 2019, the Company had $45.0 million of outstanding indebtedness under its senior credit facility with approximately $40.8 million of borrowings available, net of outstanding letters of credit of approximately $4.2 million. As of June 30, 2019, the weighted average interest rate on the Company’s outstanding debt was 3.9% and the weighted average interest rate on its outstanding letters of credit was 1.6%.  In addition, the fee on the Company’s senior credit facility was 0.2%.

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

(5) Shareholders’ Equity

In October 2017, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $60 million of outstanding common stock from time to time.  The share repurchase program replaced the previous share repurchase program announced in April 2016, which was terminated.  During the first twenty-six weeks of fiscal year 2019, 276,345 shares were repurchased at an aggregate cost of $7.1 million, or an average cost of $25.84 per share.  As of June 30, 2019, $25.0 million remained available for future purchases under the share repurchase program.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2019
February 22, 2019	$0.13	March 7, 2019	$3,967	March 21, 2019
May 3, 2019	$0.13	May 23, 2019	$3,931	June 6, 2019

Fiscal Year 2018
February 21, 2018	$0.11	March 8, 2018	$3,390	March 22, 2018
May 4, 2018	$0.11	May 24, 2018	$3,397	June 7, 2018

Subsequent to the end of the second quarter of fiscal year 2019, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.13 per common and restricted share, or approximately $3.9 million in the aggregate based on the number of shares currently outstanding, payable on September 5, 2019 to stockholders of record as of the close of business on August 22, 2019.

Outstanding unvested restricted stock is not included in common stock outstanding amounts. Restricted stock awards outstanding as of June 30, 2019 aggregated 946,235 shares.  Restricted stock units outstanding as of June 30, 2019 aggregated 22,908 shares.

(6) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of June 30, 2019 and December 30, 2018 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

As of June 30, 2019, and December 30, 2018, the Company had no assets or liabilities measured on a recurring or nonrecurring basis subject to the disclosure requirements of “Fair Value Measurements and Disclosures,” FASB ASC Topic 820.

(7) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment. The Company does not rely on any major customers as a source of revenue. The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of June 30, 2019, (i) the Company-owned steakhouse restaurant segment included 78 Ruth’s Chris Steak House restaurants and three Ruth’s Chris Steak House restaurants operating under contractual agreements and (ii) the franchise operations segment included 76 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the Company-owned steakhouse segment for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment.

Segment information related to the Company’s two reportable business segments follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
Revenues:
Company-owned steakhouse restaurants	$105,079	$104,499	$219,263	$215,700
Franchise operations	4,421	4,457	8,979	8,874
Unallocated other revenue and revenue discounts	743	679	1,742	1,586
Total revenues	$110,243	$109,635	$229,984	$226,160

Segment profits:
Company-owned steakhouse restaurants	$24,900	$25,428	$53,633	$53,544
Franchise operations	4,421	4,457	8,979	8,874
Total segment profit	29,321	29,885	62,612	62,418

Unallocated operating income	743	679	1,742	1,586
Marketing and advertising expenses	(4,121)	(4,640)	(7,751)	(8,117)
General and administrative costs	(8,929)	(9,274)	(17,681)	(18,248)
Depreciation and amortization expenses	(5,124)	(4,673)	(10,092)	(9,134)
Pre-opening costs	(244)	(272)	(341)	(412)
Interest expense, net	(417)	(403)	(822)	(783)
Other income	13	22	15	34
Income from continuing operations before income tax expense	$11,242	$11,324	$27,682	$27,344

Capital expenditures:
Company-owned steakhouse restaurants	$4,594	$6,162	$9,690	$11,041
Corporate assets	501	222	1,265	848
Total capital expenditures	$5,095	$6,384	$10,955	$11,889

	June 30,	December 30,
	2019	2018
Total assets:
Company-owned steakhouse restaurants	$420,825	$233,446
Franchise operations	1,896	2,911
Corporate assets - unallocated	13,628	12,903
Deferred income taxes - unallocated	5,642	5,353
Total assets	$441,991	$254,613

(8) Stock-Based Employee Compensation

On May 15, 2018, the Company’s stockholders approved a new 2018 Omnibus Incentive Plan (“2018 Plan”) which replaced the Amended and Restated 2005 Equity Incentive Plan (“2005 Plan”), which expired on May 30, 2018.  The 2018 Plan authorizes 2.5 million shares reserved for future grants.  Awards that were previously awarded under the 2005 Plan that are forfeited or cancelled in the future will be made available for grant or issuance under the 2018 Plan.  The 1,649,394 shares that were authorized but unissued under the 2005 Plan as of May 15, 2018 were cancelled.  As of June 30, 2019, there were 5,073 shares of common stock issuable upon exercise of currently outstanding options, and 586,186 currently outstanding unvested restricted stock awards under the 2005 Plan.  As of June 30, 2019, there were 360,049 currently outstanding unvested restricted stock awards and 22,908 restricted stock units under the 2018 Plan.  As of June 30, 2019, the 2018 Plan has 2,337,385 shares available for future grants. During the first twenty-six weeks of fiscal year 2019, the Company issued 252,208 restricted stock awards and units to directors, officers and other employees of the Company. Of the 252,208 restricted stock awards and units issued during the first twenty-six weeks of fiscal year 2019, 42,504 shares will vest in fiscal year 2020, 138,859 shares will vest in fiscal year 2021, 52,191 shares will vest in fiscal year 2022 and 18,654 shares will vest in fiscal year 2024.  Total stock compensation expense recognized during the first twenty-six weeks of fiscal years 2019 and 2018 was $4.1 million and $3.8 million, respectively.

(9) Income Taxes

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	26 Weeks Ended
	June 30,	July 1,
	2019	2018
Income tax expense at statutory rates	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.0%	3.4%
Federal employment tax credits	(9.2%)	(9.5%)
Non-deductible executive compensation	2.0%	1.7%
Other	(1.7%)	(1.4%)
Effective tax rate	16.1%	15.2%

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

(10) Earnings Per Share

The following table sets forth the computation of earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended		26 Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
Income from continuing operations	$9,309	$9,561	$23,220	$23,197
Income from discontinued operations, net of income taxes	—	12	-	22
Net income	$9,309	$9,573	$23,220	$23,219
Shares:
Weighted average number of common shares outstanding - basic	29,252,651	29,713,825	29,264,076	29,701,847
Weighted average number of common shares outstanding - diluted	29,726,102	30,375,306	29,768,702	30,377,194

Basic earnings per common share:
Continuing operations	$0.32	$0.32	$0.79	$0.78
Discontinued operations	—	—	—	—
Basic earnings per common share	$0.32	$0.32	$0.79	$0.78

Diluted earnings per common share:
Continuing operations	$0.31	$0.32	$0.78	$0.76
Discontinued operations	—	—	—	—
Diluted earnings per common share	$0.31	$0.32	$0.78	$0.76

Diluted earnings per share for the second quarter of fiscal year 2019 excludes restricted shares of 18,671 which were outstanding during the period but were anti-dilutive and had a weight average exercise price of $0 per share.  There were no anti-dilutive shares for the second quarter of fiscal year 2018.  Diluted earnings per share for the first twenty-six weeks of fiscal year 2019 and 2018 excludes restricted shares of 23,195 and 679, respectively, which were outstanding during the period but were anti-dilutive and had a  weighted average exercise price of $0 per share.

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

(12) Subsequent Events

On July 29, 2019, the Company completed the acquisition of substantially all of the assets of three franchisee-owned Ruth’s Chris Steak House restaurants located in Philadelphia, PA, King of Prussia, PA and Garden City, NY for a cash purchase price of $18.6 million.  The acquisition was funded with borrowings under the Company’s senior credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “targeting,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals, including with respect to new restaurant openings, capital expenditures, impact of healthcare inflation, and recent accounting pronouncements, also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to income taxes, unclaimed property, Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; the inability to successfully integrate franchisee acquisitions into the Company’s business operations; a material failure, interruption or security breach of the Company’s information technology network; the Company’s indemnification obligations in connection with its sale of the Mitchell’s Restaurants; the Company’s ability to protect its name and logo and other proprietary information; an impairment in the financial statement carrying value of our goodwill, other intangible assets or property; the impact of litigation; the restrictions imposed by the Company’s Credit Agreement; and changes in, or the discontinuation of, the Company’s quarterly cash dividend payments or share repurchase program. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have not occurred.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us,” “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries.

Overview

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of June 30, 2019, there were 157 Ruth’s Chris Steak House restaurants, including 78 Company-owned restaurants, three restaurants operating under contractual agreements and 76 franchisee-owned restaurants.

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

	13 Weeks Ended		26 Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
Revenues:
Restaurant sales	94.4%	94.4%	94.4%	94.6%
Franchise income	4.0%	4.1%	3.9%	3.9%
Other operating income	1.6%	1.5%	1.7%	1.5%
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	27.9%	28.1%	28.1%	28.3%
Restaurant operating expenses (percentage of restaurant sales)	49.2%	48.3%	48.3%	47.5%
Marketing and advertising	3.7%	4.2%	3.4%	3.6%
General and administrative costs	8.1%	8.5%	7.7%	8.1%
Depreciation and amortization expenses	4.6%	4.3%	4.4%	4.0%
Pre-opening costs	0.2%	0.2%	0.1%	0.2%
Total costs and expenses	89.4%	89.3%	87.6%	87.6%
Operating income	10.6%	10.7%	12.4%	12.4%

Other income (expense):
Interest expense, net	(0.4%)	(0.4%)	(0.4%)	(0.3%)
Other	0.0%	0.0%	0.0%	0.0%
Income from continuing operations before income tax expense	10.2%	10.3%	12.0%	12.1%
Income tax expense	1.8%	1.6%	1.9%	1.8%
Income from continuing operations	8.4%	8.7%	10.1%	10.3%
Loss from discontinued operations, net of income taxes	0.0%	0.0%	0.0%	0.0%
Net income	8.4%	8.7%	10.1%	10.3%

Second Quarter Ended June 30, 2019 (13 Weeks) Compared to Second Quarter Ended July 1, 2018 (13 Weeks)

Overview. Operating income decreased by $59 thousand, or 0.5%, to $11.6 million for the second quarter of fiscal year 2019 from the second quarter of fiscal year 2018. Operating income for the second quarter of fiscal year 2019 was favorably impacted by a $479 thousand increase in restaurant sales, a $519 thousand decrease in marketing and advertising expenses and a $345 thousand decrease in general and administrative costs, which were offset by a $1.1 million increase in restaurant operating expenses and a $451 thousand increase in depreciation and amortization. Income from continuing operations decreased from the second quarter of fiscal year 2018 by $252 thousand to $9.3 million.  Net income decreased from the second quarter of fiscal year 2018 by $264 thousand to $9.3 million.

Segment Profits. Segment profitability information is presented in Note 7 to the condensed consolidated financial statements. Not all operating expenses are allocated to operating segments.  The Ruth’s Chris Steak House Company-owned restaurants, which are all located in the United States, are managed as an operating segment. The Ruth’s Chris concept operates within the full-service dining industry, providing similar products to similar customers. The franchise operations are reported as a separate operating segment. Segment profits for the second quarter of fiscal year 2019 for the Company-owned steakhouse restaurant segment decreased by $528 thousand to $24.9 million from the second quarter of fiscal year 2018. The decrease was driven primarily by a $580 thousand increase in revenues offset by a $1.1 million increase in restaurant operating expenses.  Franchise income decreased $36 thousand in the second quarter of fiscal year 2019 compared to the second quarter of fiscal year 2018.

Restaurant Sales.  Restaurant sales increased by $479 thousand, or 0.5%, to $104.0 million in the second quarter of fiscal year 2019 from the second quarter of fiscal year 2018.  Company-owned comparable restaurant sales decreased by 0.5% which consisted of a 1.3% decrease in traffic and an average check increase of 0.9%.  Comparable restaurant sales and traffic were positively affected by approximately 50 to 70 basis points due to the shift of Easter into the second quarter of 2019 from the first quarter of 2018.

Franchise Income. Franchise income in the second quarter of fiscal year 2019 decreased $36 thousand compared to the second quarter of fiscal year 2018.  The decrease was primarily driven by lower franchise development and site specific fees of $118 thousand recognized in the second quarter of fiscal year 2019 compared to the second quarter of fiscal year 2018 offset by a 1.1% increase in comparable franchise restaurant sales.

Other Operating Income. Other operating income increased $165 thousand in the second quarter of fiscal year 2019 compared to the second quarter of fiscal year 2018.  During the second quarter of fiscal year 2019 the Tulsa location was closed for 29 days due to flooding resulting in a decrease in other operating income of $93 thousand.  This decrease was offset by an increase in income from other restaurants operating under contractual agreements, including the new location in Reno, NV.

Food and Beverage Costs. Food and beverage costs were flat in the second quarter of fiscal year 2019 compared to the second quarter of fiscal year 2018 at $29.0 million. As a percentage of restaurant sales, food and beverage costs decreased to 27.9% in the second quarter of fiscal year 2019 from 28.1% in the second quarter of fiscal year 2018. The decrease in food and beverage costs as a percentage of restaurant sales was primarily due to an increase in average check of 0.9% which was partially offset by a 0.8% increase in total beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.1 million, or 2.3%, to $51.2 million in the second quarter of fiscal year 2019 from the second quarter of fiscal year 2018.  Restaurant operating expenses, as a percentage of restaurant sales, increased to 49.2% in the second quarter of fiscal year 2019 from 48.3% in the second quarter of fiscal year 2018.  The increase in restaurant operating expenses as a percentage of restaurant sales was primarily due to higher occupancy costs as well as increases in labor related expenses.

Marketing and Advertising. Marketing and advertising expenses decreased $519 thousand to $4.1 million in the second quarter of fiscal year 2019 from the second quarter of fiscal year 2018. The decrease in marketing and advertising expenses in the second quarter of fiscal year 2019 was attributable to a planned decrease in advertising.

General and Administrative Costs. General and administrative costs decreased $345 thousand to $8.9 million in the second quarter of fiscal year 2019 from the second quarter of fiscal year 2018. The decrease in general and administrative costs was primarily attributable to a decrease in franchisee acquisition costs of $338 thousand compared to the second quarter of fiscal year 2018.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $451 thousand to $5.1 million in the second quarter of fiscal year 2019 from the second quarter of fiscal year 2018 primarily due to depreciation on new restaurant and remodel assets placed in service within the last twelve months.

Pre-opening Costs. Pre-opening costs were $244 thousand in the second quarter of fiscal year 2019 primarily due to the planned openings of three Ruth’s Chris Steak House restaurants in Washington, DC, Somerville, MA and Columbus, OH.  Pre-opening costs were $272 thousand in the second quarter of 2018 primarily due to the openings of two Ruth’s Chris Steak House restaurants in Jersey City, NJ and Paramus, NJ.

Interest Expense. Interest expense remained relatively flat at $417 thousand in the second quarter of fiscal year 2019 compared to $403 thousand in the second quarter of fiscal year 2018.

Other Income and Expense. During the second quarter of fiscal year 2019, we recognized other income of $13 thousand.  During the second quarter of fiscal year 2018 we recognized other income of $22 thousand.

Income Tax Expense. During the second quarter of fiscal year 2019, we recognized income tax expense of $1.9 million. During the second quarter of fiscal year 2018, we recognized income tax expense of $1.8 million. The effective tax rate, including the impact of discrete items, increased to 17.2% for the second quarter of fiscal year 2019 compared to 15.6% for the second quarter of fiscal year 2018 primarily due to additional tax benefit for the vesting of restricted stock in the second quarter of 2018.  Fiscal year 2019 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2019 to differ from the effective tax rate for the second quarter of fiscal year 2019.

Income from Continuing Operations. Income from continuing operations of $9.3 million in the second quarter of fiscal year 2019 decreased by $252 thousand compared to the second quarter of fiscal year 2018 due to the factors noted above.

Income or Loss from Discontinued Operations, net of income taxes.  The Company did not have any income or loss from discontinued operations during the second quarter of fiscal year 2019 compared to income of $12 thousand during the second quarter of fiscal year 2018.

Net Income. Net income was $9.3 million in the second quarter of fiscal year 2019 which decreased by $264 thousand compared to $9.6 million in the second quarter of fiscal year 2018. The increase was attributable to the factors noted above.

Twenty-six Weeks Ended June 30, 2019 Compared to Twenty-six Weeks Ended July 1, 2018

Overview. Operating income increased by $396 thousand, or 1.4%, to $28.5 million for the first twenty-six weeks of fiscal year 2019 from the first twenty-six weeks of fiscal year 2018. Operating income for the first twenty-six weeks of fiscal year 2019 was favorably impacted by a $3.1 million increase in restaurant sales, a $618 thousand increase in other operating income and a $567 thousand decrease in general and administrative expenses offset by a $3.1 million increase in restaurant operating expenses, and a $958 thousand increase in depreciation and amortization. Income from continuing operations increased from the first twenty-six weeks of fiscal year 2018 by $23 thousand to $23.2 million.  Net income was flat from the first twenty-six weeks of fiscal year 2018 at $23.2 million.

Segment Profits. Segment profitability information is presented in Note 7 to the condensed consolidated financial statements. Not all operating expenses are allocated to operating segments.  The Ruth’s Chris Steak House Company-owned restaurants, which are all located in the United States, are managed as an operating segment. The Ruth’s Chris concept operates within the full-service dining industry, providing similar products to similar customers. The franchise operations are reported as a separate operating segment. Segment profits for the first twenty-six weeks of fiscal year 2019 for the Company-owned steakhouse restaurant segment increased by $89 thousand to $53.6 million from the first twenty-six weeks of fiscal year 2018. The increase was driven primarily by a $3.6 million increase in revenues offset by a $3.1 million increase in restaurant operating expenses and a $417 thousand increase in food and beverage costs.  Franchise income increased $105 thousand in the first twenty-six weeks of fiscal year 2019 compared to the first twenty-six weeks of fiscal year 2018.

Restaurant Sales.  Restaurant sales increased by $3.1 million, or 1.4%, to $217.0 million in the first twenty-six weeks of fiscal year 2019 from the first twenty-six weeks of fiscal year 2018.  Company-owned comparable restaurant sales increased by 0.9% which consisted of a 1.1% decrease in traffic and an average check increase of 2.2%.

Franchise Income. Franchise income in the first twenty-six weeks of fiscal year 2019 increased $105 thousand compared to the first twenty-six weeks of fiscal year 2018.  The increase was primarily driven by a 2.1% increase in comparable franchise restaurant sales and partially offset by lower franchise development and site specific fees of $103 thousand recognized in the first twenty-six weeks of fiscal year 2019 compared to the first twenty-six weeks of fiscal year 2018.

Other Operating Income. Other operating income increased $618 thousand in the first twenty-six weeks of fiscal year 2019 compared to the first twenty-six weeks of fiscal year 2018.  During the first twenty-six weeks of fiscal year 2019 the Tulsa location was closed for 29 days due to flooding resulting in a decrease in other operating income of $93 thousand.  This decrease was offset by an increase in income from other restaurants operating under contractual agreements, including the new location in Reno, NV.

Food and Beverage Costs. Food and beverage costs increased $417 thousand, or 0.7%, to $60.9 million in the first twenty-six weeks of fiscal year 2019 compared to the first twenty-six weeks of fiscal year 2018.  As a percentage of restaurant sales, food and beverage costs decreased to 28.1% in the first twenty-six weeks of fiscal year 2019 from 28.3% in the first twenty-six weeks of fiscal year 2018. The decrease in food and beverage costs as a percentage of restaurant sales was primarily due to an increase in average check of 2.2% and a decrease in beef costs of 1.1% which were partially offset by an increase in seafood costs of 4.2% and an increase in the remaining market basket of 1.1%.

Restaurant Operating Expenses. Restaurant operating expenses increased $3.1 million, or 3.0%, to $104.8 million in the first twenty-six weeks of fiscal year 2019 from the first twenty-six weeks of fiscal year 2018.  Restaurant operating expenses, as a percentage of restaurant sales, increased to 48.3% in the first twenty-six weeks of fiscal year 2019 from 47.6% in the first twenty-six weeks of fiscal year 2018.  The increase in restaurant operating expenses as a percentage of restaurant sales was primarily due to higher occupancy costs as well as increases in labor related expenses.

Marketing and Advertising. Marketing and advertising expenses decreased $366 thousand to $7.8 million in the first twenty-six weeks of fiscal year 2019 from the first twenty-six weeks of fiscal year 2018. The decrease in marketing and advertising expenses in the first twenty-six weeks of fiscal year 2019 was attributable to a planned decrease in advertising.

General and Administrative Costs. General and administrative costs decreased $567 thousand to $17.7 million in the first twenty-six weeks of fiscal year 2019 from the first twenty-six weeks of fiscal year 2018. The decrease in general and administrative costs was primarily attributable to a decrease in franchisee acquisition costs of $751 thousand compared to the first twenty-six weeks of fiscal year 2018.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $958 thousand to $10.1 million in the first twenty-six weeks of fiscal year 2019 from the first twenty-six weeks of fiscal year 2018 primarily due to depreciation on new restaurant and remodel assets placed in service within the last twelve months.

Pre-opening Costs. Pre-opening costs were $341 thousand in the first twenty-six weeks of fiscal year 2019 primarily due to the planned openings of three Ruth’s Chris Steak House restaurants in Washington, DC, Somerville, MA and Columbus, OH and the recent opening of the Ruth’s Chris Steak House restaurant in Reno, NV.  Pre-opening costs were $412 thousand in the first twenty-six weeks of 2018 primarily due to the openings of two Ruth’s Chris Steak House restaurants in Jersey City, NJ and Paramus, NJ.

Interest Expense. Interest expense remained relatively flat at $822 thousand in the first twenty-six weeks of fiscal year 2019 compared to $783 thousand in the first twenty-six weeks of fiscal year 2018.

Other Income and Expense. During the first twenty-six weeks of fiscal year 2019, we recognized other income of $15 thousand.  During the first twenty-six weeks of fiscal year 2018 we recognized other income of $34 thousand.

Income Tax Expense. During the first twenty-six weeks of fiscal year 2019, we recognized income tax expense of $4.5 million. During the first twenty-six weeks of fiscal year 2018, we recognized income tax expense of $4.1 million. The effective tax rate, including the impact of discrete items, increased to 16.1% for the first twenty-six weeks of fiscal year 2019 compared to 15.2% for the first twenty-six weeks of fiscal year 2018.  The increase in the effective tax rate in the first twenty-six weeks of fiscal year 2019 is primarily due to an increase in state income taxes.  Fiscal year 2019 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2019 to differ from the effective tax rate for the first twenty-six weeks of fiscal year 2019.

Income from Continuing Operations. Income from continuing operations of $23.2 million in the first twenty-six weeks of fiscal year 2019 increased $23 thousand compared to the first twenty-six weeks of fiscal year 2018 due to the factors noted above.

Income or Loss from Discontinued Operations, net of income taxes.  The Company did not have any income or loss from discontinued operations during the first twenty-six weeks of fiscal year 2019 compared to income of $22 thousand during the first twenty-six weeks of fiscal year 2018.

Net Income. Net income was $23.2 million in both the first twenty-six weeks of fiscal year 2019 and the first twenty-six weeks of fiscal year 2018.

Liquidity and Capital Resources

Overview

Our principal sources of cash have been historically provided by our operating activities as well as periodic borrowings from our senior credit facility.  During the first twenty-six weeks of fiscal year 2019 our principal uses of cash flow from operations were capital expenditures, debt repayments, the repurchase of common stock and dividend payments. Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our condensed consolidated statements of cash flows.

In October 2017, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $60 million of outstanding common stock from time to time.  The new share repurchase program replaced the previous share repurchase program announced in April 2016, which was terminated.  During the first twenty-six weeks of fiscal year 2019, the Company repurchased 276,345 shares at an aggregate cost of $7.1 million or an average cost of $25.84 per share.  All repurchased shares were retired and cancelled.  As of June 30, 2019, $25.0 million remained available for future repurchases under the share repurchase program.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. We paid a quarterly cash dividend of $0.13 per share, or $3.9 million in the aggregate, during the second quarter of fiscal year 2019. On August 2, 2019, we announced that our Board of Directors declared a quarterly cash dividend of $0.13 per share, or $3.9 million in the aggregate, to be paid on September 5, 2019 to common and restricted stockholders of record as of the close of business on August 22, 2019. Future dividends will be subject to the approval of our Board of Directors.

We believe that our borrowing ability under our senior credit facility coupled with our anticipated cash flow from operations should provide us with adequate liquidity for the next 12 months.

Senior Credit Facility

As of June 30, 2019, we had $45.0 million of outstanding indebtedness under our senior credit facility with approximately $40.8 million of availability, net of outstanding letters of credit of approximately $4.2 million. As of June 30, 2019, the weighted average interest rate on our outstanding debt was 3.9% and the weighted average interest rate on our outstanding letters of credit was 1.6%.  In addition, the fee on the unused portion of our senior credit facility was 0.2%.

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

The Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants requiring a minimum fixed coverage charge ratio and limiting our consolidated leverage ratio.  As of June 30, 2019, we were in compliance with all of the covenants in the Credit Agreement.  The Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company.  If any event of default occurs and is not cured within the applicable grace period, or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments under the Credit Agreement and the lenders’ commitments may be terminated. The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries (the Guarantors), and are secured by a lien on substantially all of our personal property assets other than any equity interest in current and future subsidiaries of the Company.

Under the Credit Agreement, restricted junior payments, which include cash dividend payments, repurchases of our equity securities and payments and prepayments of subordinated indebtedness, made subsequent to February 2, 2017 are limited to $100.0 million if our consolidated leverage ratio is greater than or equal to 2.00:1.00, and are not limited in amount if our consolidated leverage ratio is less than 2.00:1.00.  As of the date of this Quarterly Report on Form 10-Q, $82.4 million in junior restricted payments have been made since February 2, 2017.  The Company does not expect that its consolidated leverage ratio will exceed 2.00:1.00 in fiscal year 2019.

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	26 Weeks Ended
	June 30,	July 1,
	2019	2018
Net cash provided by (used in):
Operating activities	$23,155	$28,533
Investing activities	(10,955)	(13,060)
Financing activities	(14,114)	(16,479)
Net decrease in cash and cash equivalents	$(1,914)	$(1,006)

Operating Activities. Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising, general and administrative costs and income taxes. During the first twenty-six weeks of fiscal year 2018 the Company collected an additional $3.3 million in receivables related to restaurant sales compared to the first twenty-six weeks of fiscal year 2019 due to the fiscal year calendar shift. In addition, incentive compensation paid during the first twenty-six weeks of 2019 increased $1.9 million compared to the first twenty-six weeks of 2018.  Operating activities provided cash flow during the first twenty-six weeks of both fiscal years 2019 and 2018 primarily because operating revenues exceeded cash-based expenses.

Investing Activities. Cash used in investing activities aggregated $11.0 million in the first twenty-six weeks of fiscal year 2019 compared with $13.1 million cash used in the first twenty-six weeks of fiscal year 2018.  Cash used in investing projects during the first twenty-six weeks of fiscal year 2019 primarily pertained to $7.3 million for restaurant remodel and capital replacement projects, and $2.4 million for new restaurants that are anticipated to open in 2019. Cash used in investing activities during the first twenty-six weeks of fiscal year 2018 primarily pertained to $4.1 million for restaurant remodel and capital replacement projects and $5.0 million for new restaurants.

Financing Activities. Financing activities used cash during the first twenty-six weeks of both fiscal years 2019 and 2018. During the first twenty-six weeks of fiscal year 2019, we:  paid dividends of $7.9 million; used $7.1 thousand to repurchase common stock; paid $3.1 million in employee taxes in connection with the vesting of restricted stock; and increased debt by $4.0 million.  We paid the $3.1 million in taxes in connection with the vesting of restricted stock because some recipients elected to satisfy their individual tax withholding obligations by having us withhold a number of vested shares of restricted stock.   During the first twenty-six weeks of fiscal year 2018, we:  paid dividends of $6.8 million; used $5.9 million to repurchase common stock; and paid $3.8 million in taxes in connection with the vesting of restricted stock and the exercise of stock options.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. Other than the adoption of Topic 842 (see Note 2), there have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first twenty-six weeks of fiscal year 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At June 30, 2019, the Company had $45.0 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2019 of approximately $450 thousand.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first twenty-six weeks of fiscal years 2019 and 2018, franchise income attributable to international locations was approximately $1.4 million, which is less than 1% of total annual revenue.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices, which in the past have been volatile and have impacted the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. The Company has negotiated set pricing on approximately 70% of our tenderloin supply from August into mid-February 2020.  This represents approximately 35% of the Company’s total beef supply.  The contract price during the entire period will be down 1% over prices paid in the previous year. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected.  Holding other variables constant, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings of approximately $4.0 million for fiscal year 2019.

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

Effects of Healthcare Inflation

The Company is exposed to market price fluctuations related to the cost of providing healthcare to its employees.  Claim trends are predicted to outpace inflation throughout the year.  Pharmacy costs are also rising in excess of general and medical cost inflation.  If prices increase, or the Company experiences significantly more claims, operating margin could be materially adversely affected. Holding other variables constant, a hypothetical 10% fluctuation in healthcare costs would have an approximate impact on pre-tax earnings of approximately $700 thousand for fiscal year 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2019. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended June 30, 2019, except for the addition of internal controls around the adoption of Topic 842, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the fiscal quarter ended June 30, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased under the Program – Amounts in thousands

April 1, 2019 to May 5, 2019	—	$—	—	$31,548
May 6, 2019 to June 2, 2019	250,000	26.24	250,000	$24,988
June 3, 2019 to June 30, 2019	558	22.03	558	$24,976
Totals for the fiscal quarter	250,558	$26.23	250,558	$24,976

On November 3, 2017, the Company announced that its Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors. The share repurchase program replaced the Company’s previous share repurchase program announced in April 2016, which was terminated. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and has no termination date. The Company intends to conduct any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. The Company’s ability to make future stock purchases under the program is currently limited by our Credit Agreement. Under our Credit Agreement, we are limited to $100.0 million of junior stock payments, which include cash dividends, repurchases of common stock and prepayments of subordinated indebtedness, if our consolidated leverage ratio is greater than or equal to 2.00:1.00.  As of June 30, 2019, $82.4 million of such payments had been made.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: August 2, 2019