Form 10-Q
period 2019-09-29
Ruths Hospitality Group, Inc.
filed 2019-11-01
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of the registrant’s common stock as of October 29, 2019 was 29,501,040, which includes 874,349 shares of unvested restricted stock.

TABLE OF CONTENTS

		Page
Part I — Financial Information		3

Item 1	Financial Statements:	3

	Condensed Consolidated Balance Sheets as of September 29, 2019 and December 30, 2018	3

	Condensed Consolidated Statements of Income for the Thirteen and Thirty-nine Week Periods ended September 29, 2019 and September 30, 2018	4

	Condensed Consolidated Statements of Shareholders’ Equity for the Thirteen and Thirty-nine Week Periods ended September 29, 2019 and September 30, 2018	5

	Condensed Consolidated Statements of Cash Flows for the Thirty-nine Week Periods ended September 29, 2019 and September 30, 2018	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4	Controls and Procedures	26

Part II — Other Information		26

Item 1	Legal Proceedings	26

Item 1A	Risk Factors	26

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3	Defaults Upon Senior Securities	27

Item 4	Mine Safety Disclosures	27

Item 5	Other Information	27

Item 6	Exhibits	27

Signatures		29

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	September 29,	December 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$3,308	$5,062
Accounts receivable, less allowance for doubtful accounts 2019 - $170; 2018 - $322	16,584	19,476
Inventory	8,873	9,296
Prepaid expenses and other	2,568	2,528
Total current assets	31,333	36,362
Property and equipment, net of accumulated depreciation 2019 - $174,028; 2018 - $160,153	137,771	125,991
Operating lease right of use assets	195,629	—
Goodwill	45,549	36,522
Franchise rights, net of accumulated amortization 2019 - $3,773; 2018 - $2,299	50,545	44,919
Other intangibles, net of accumulated amortization 2019 - $1,407; 2018 - $1,395	4,481	4,862
Deferred income taxes	4,806	5,353
Other assets	595	604
Total assets	$470,709	$254,613
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$8,860	10,273
Accrued payroll	12,962	19,475
Accrued expenses	7,670	10,535
Deferred revenue	40,999	48,370
Current operating lease liabilities	14,218	—
Other current liabilities	2,680	6,619
Total current liabilities	87,389	95,272
Long-term debt	83,000	41,000
Operating lease liabilities	210,821	—
Deferred rent	—	23,692
Unearned franchise fees	2,738	2,680
Other liabilities	50	1,837
Total liabilities	383,998	164,481
Commitments and contingencies (Note 12)	—	—

Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 28,624,637 shares issued and outstanding at September 29, 2019, 29,268,776 shares issued and outstanding at December 30, 2018	286	293
Additional paid-in capital	43,669	61,819
Retained earnings	42,756	28,020
Treasury stock, at cost; 71,950 shares at September 29, 2019 and December 30, 2018	—	—
Total shareholders' equity	86,711	90,132
Total liabilities and shareholders' equity	$470,709	$254,613

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended		39 Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018

Revenues:
Restaurant sales	$97,226	$93,488	$314,229	$307,390
Franchise income	3,928	4,030	12,907	12,905
Other operating income	1,855	1,497	5,857	4,880
Total revenues	103,009	99,015	332,993	325,175

Costs and expenses:
Food and beverage costs	28,817	26,440	89,688	86,894
Restaurant operating expenses	51,216	49,626	155,974	151,328
Marketing and advertising	3,174	3,813	10,925	11,930
General and administrative costs	8,335	8,809	26,016	27,056
Depreciation and amortization expenses	5,361	4,628	15,453	13,762
Pre-opening costs	535	845	876	1,258
Total costs and expenses	97,438	94,161	298,932	292,228

Operating income	5,571	4,854	34,061	32,947

Other income (expense):
Interest expense, net	(638)	(470)	(1,460)	(1,253)
Other	18	(65)	33	(31)

Income from continuing operations before income tax expense	4,951	4,319	32,634	31,663
Income tax expense	423	727	4,886	4,873
Income from continuing operations	4,528	3,592	27,748	26,790
Income from discontinued operations, net of income taxes	—	9	—	30
Net income	$4,528	$3,601	$27,748	$26,820

Basic earnings per common share:
Continuing operations	$0.16	$0.12	$0.95	$0.90
Discontinued operations	—	—	—	—
Basic earnings per share	$0.16	$0.12	$0.95	$0.90

Diluted earnings per common share:
Continuing operations	$0.16	$0.12	$0.94	$0.88
Discontinued operations	—	—	—	—
Diluted earnings per share	$0.16	$0.12	$0.94	$0.88

Shares used in computing earnings per common share:
Basic	28,951,612	29,720,472	29,159,922	29,708,055
Diluted	29,191,076	30,358,284	29,563,396	30,370,193

Cash dividends declared per common share	$0.13	$0.11	$0.39	$0.33

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

(Amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders'
	Shares	Value	Capital	Earnings	Shares	Value	Equity
Balance at December 30, 2018	29,269	$293	$61,819	$28,020	72	$—	$90,132
Net income	—	—	—	13,911	—	—	13,911
Cash dividends, $0.13 per common share	—	—	—	(3,967)	—	—	(3,967)
Repurchase of common stock	(26)	—	(568)	—	—	—	(568)
Shares issued under stock compensation plan net of shares withheld for tax effects	133	1	(1,632)	—	—	—	(1,631)
Stock-based compensation	—	—	2,033	—	—	—	2,033
Cumulative effect of a change in accounting principle (Note 3)	—	—	—	(1,261)	—	—	(1,261)
Balance at March 31, 2019	29,376	$294	$61,652	$36,703	72	$—	$98,649
Net income	—	—	—	9,309	—	—	9,309
Cash dividends, $0.13 per common share	—	—	—	(3,931)	—	—	(3,931)
Repurchase of common stock	(250)	(3)	(6,569)	—	—	—	(6,572)
Shares issued under stock compensation plan net of shares withheld for tax effects	102	1	(1,446)	—	—	—	(1,445)
Stock-based compensation	—	—	2,101	—	—	—	2,101
Balance at June 30, 2019	29,228	$292	$55,738	$42,081	72	$—	$98,111
Net income	—	—	—	4,528	—	—	4,528
Cash dividends, $0.13 per common share	—	—	—	(3,854)	—	—	(3,854)
Repurchase of common stock	(664)	(7)	(13,449)	—	—	—	(13,456)
Shares issued under stock compensation plan net of shares withheld for tax effects	61	1	(633)	—	—	—	(632)
Stock-based compensation	—	—	2,014	—	—	—	2,014
Balance at September 29, 2019	28,625	$286	$43,669	$42,756	72	$—	$86,711

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited—Continued

(Amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders'
	Shares	Value	Capital	Earnings	Shares	Value	Equity
Balance at December 31, 2017	29,646	$296	$77,017	$2,191	72	$—	$79,504
Net income	—	—	—	13,646	—	—	13,646
Cash dividends, $0.11 per common share	—	—	—	(3,390)	—	—	(3,390)
Shares issued under stock compensation plan net of shares withheld for tax effects	146	2	(1,689)	—	—	—	(1,687)
Stock-based compensation	—	—	1,841	—	—	—	1,841
Cumulative effect of a change in accounting principle (Note 3)	—	—	—	(2,324)	—	—	(2,324)
Balance at April 1, 2018	29,792	$298	$77,169	$10,122	72	$—	$87,589
Net income	—	—	—	9,573	—	—	9,573
Cash dividends, $0.11 per common share	—	—	—	(3,397)	—	—	(3,397)
Repurchase of common stock	(225)	(2)	(5,941)	—	—	—	(5,943)
Shares issued under stock compensation plan net of shares withheld for tax effects	129	1	(2,063)	—	—	—	(2,062)
Stock-based compensation	—	—	2,029	—	—	—	2,029
Balance at July 1, 2018	29,696	$297	$71,194	$16,298	72	$—	$87,789
Net income	—	—	—	3,601	—	—	3,601
Cash dividends, $0.11 per common share	—	—	—	(3,389)	—	—	(3,389)
Shares issued under stock compensation plan net of shares withheld for tax effects	34	—	(565)	—	—	—	(565)
Stock-based compensation	—	—	1,850	—	—	—	1,850
Balance at September 30, 2018	29,730	$297	$72,479	$16,510	72	$—	$89,286

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	39 Weeks Ended
	September 29,	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$27,748	$26,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,453	13,762
Deferred income taxes	960	744
Non-cash interest expense	62	62
Loss on disposal of property and equipment, net	—	21
Amortization of below market lease	—	59
Stock-based compensation expense	6,148	5,720
Changes in operating assets and liabilities:
Accounts receivable	3,704	10,295
Inventories	698	700
Prepaid expenses and other	67	287
Other assets	(17)	—
Accounts payable and accrued expenses	(15,483)	(9,797)
Deferred revenue	(8,096)	(6,070)
Deferred rent	—	834
Operating lease liabilities and assets	487	—
Other liabilities	(917)	(2,895)
Net cash provided by operating activities	30,814	40,542
Cash flows from investing activities:
Acquisition of property and equipment	(19,864)	(22,113)
Acquisition of franchise restaurants, net of cash acquired	(18,613)	—
Acquisition of intangible assets	—	(1,171)
Net cash used in investing activities	(38,477)	(23,284)
Cash flows from financing activities:
Principal borrowings on long-term debt	54,000	23,000
Principal repayments on long-term debt	(12,000)	(19,000)
Repurchase of common stock	(20,596)	(5,943)
Cash dividend payments	(11,752)	(10,176)
Tax payments from the vesting of restricted stock and option exercises	(3,720)	(4,342)
Deferred financing costs	(35)	—
Proceeds from the exercise of stock options	12	29
Net cash provided by (used in) financing activities	5,909	(16,432)
Net increase (decrease) in cash and cash equivalents	(1,754)	826
Cash and cash equivalents at beginning of period	5,062	4,051
Cash and cash equivalents at end of period	$3,308	$4,877
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$1,400	$1,204
Income taxes	$6,707	$6,730
Noncash investing and financing activities:
Accrued acquisition of property and equipment	$5,722	$1,253

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the Company) as of September 29, 2019 and December 30, 2018 and for the thirteen and thirty-nine week periods ended September 29, 2019 and September 30, 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The condensed consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of September 29, 2019, there were 157 Ruth’s Chris Steak House restaurants, including 81 Company-owned restaurants, three restaurants operating under contractual agreements and 73 franchisee-owned restaurants, including 21 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Singapore and Taiwan. All Company-owned restaurants are located in the United States.  Subsequent to the end of the quarter a Company-owned Ruth’s Chris Steak House restaurant was opened in Columbus, OH.

On July 29, 2019, the Company completed the acquisition of substantially all of the assets of three franchisee-owned Ruth’s Chris Steak House restaurants located in Philadelphia, PA, King of Prussia, PA and Garden City, NY (the “MBR Franchise Acquisition”) for a cash purchase price of $18.6 million.  The acquisition was funded with debt through the Company’s senior credit facility.  The results of operations, financial position and cash flows of the MBR Franchise Acquisition are included in the Company’s consolidated financial statements as of the date of the acquisition.  For additional information, see Note 2.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended September 29, 2019 and September 30, 2018 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the SEC’s rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended September 29, 2019 and September 30, 2018 each contained thirteen weeks and are referred to herein as the third quarter of fiscal year 2019 and the third quarter of fiscal year 2018, respectively. Fiscal years 2019 and 2018 are both 52-week years.

Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the periods to prepare these condensed consolidated financial statements in conformity with GAAP. Significant items subject to such estimates and assumptions include the carrying amounts of property and equipment, goodwill, franchise rights, lease right of use assets and obligations related to gift cards, income taxes, lease liabilities, incentive compensation, workers’ compensation and medical insurance. Actual results could differ from those estimates.

Recent Adopted Accounting Standard

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset.  The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  The Company adopted this new lease standard on December 31, 2018.  See Note 3 for further information about our transition to this new lease standard.

(2) Acquisition of Franchise Restaurant

On July 29, 2019 the Company completed the acquisition of substantially all of the assets of the MBR Franchise Acquisition restaurants for a cash purchase price of $18.6 million.  The acquisition was funded with borrowings under the Company’s senior credit facility.  The results of operations, financial position and cash flows of the MBR Franchise Acquisition restaurants are included in the Company’s consolidated financial statements as of the date of the acquisition.

The assets and liabilities of the MBR Franchise Acquisition restaurants were recorded at their respective fair values as of the date of the acquisition.  The fair values recorded for the assets of the MBR Franchise Acquisition, including working capital, restaurant related fixed assets, leasehold improvements, franchise and territory rights and goodwill, are based on preliminary valuations and are subject to adjustments as additional information is obtained.  The Company is in the process of confirming the fair values using a combination of internal analysis and third party valuations.  Once the process is complete, any adjustments to the fair value of assets acquired or liabilities assumed may also result in adjustments to goodwill.

The preliminary allocation of purchase price is as follows (in thousands):

Balances at
September 29, 2019
Current assets	$387
Property and equipment	2,398
Goodwill	9,027
Franchise Rights	7,100
Other intangibles	475
Total assets acquired	$19,387
Current liabilities	725
Other liabilities	43
Total liabilities assumed	$768
Net assets acquired	$18,619

The goodwill for the MBR Franchise Acquisition is all deductible for federal income tax purposes.  Goodwill was measured as the excess of the consideration transferred over the net of the amounts assigned to identifiable assets acquired and the liabilities assumed as of the acquisition date, and includes the economic value of expected future cash flows not assigned to identifiable assets, efficiencies from combining the operations of the acquired restaurants with other Company-owned restaurants and an assembled workforce.  The goodwill for the MBR Franchise Acquisition, which is included with the goodwill for the reporting unit identified as the steakhouse operating segment, will be reviewed for potential impairment annually or more frequently if triggering events are detected.  The determination of the acquisition date fair value of the franchise and territory rights was based on a multi-period excess earnings approach and involved projected after-royalty future earnings discounted using a market discount rate, from which a contributory asset charge for net working capital, property and equipment and assembled workforce was subtracted.  The reacquired franchise and territory rights will be amortized over a weighted average term of 8.2 years, which reflects the remaining terms of the related franchise agreements, not including renewal options.  Property and equipment will be depreciated over a period of two to twenty years.

As a result of the acquisition and related integration efforts, we incurred expenses of approximately $412 thousand during the fiscal year 2019, which are included in general and administrative expenses in the Company’s consolidated statements of income.  Pro-forma financial information reflecting the impact of the MBR Franchise Acquisition for periods prior to the acquisition are not presented due to the immaterial impact of the financial results of the MBR Franchise Acquisition on the Company’s consolidated financial statements.

(3) Leases

Effective December 31, 2018, the Company adopted Topic 842 using the modified retrospective method for all leases in effect at the date of adoption.  This new lease standard requires a lessee to recognize on the balance sheet a liability for future lease obligations and a corresponding operating lease right-of-use (ROU) asset.  The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  The Company chose the effective date as its initial date of adoption.  Consequently, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

The Company did not experience material changes to either the consolidated statements of income or the consolidated statements of cash flows due to the adoption of Topic 842.  The following table summarizes the impacts of adopting Topic 842 on the Company’s condensed consolidated balance sheet as of December 31, 2018 (in thousands):

	December 30,	Adjustments Due
	2018	to the Adoption	December 31,
	As Reported	of ASC 842	2018
Assets
Current assets:
Cash and cash equivalents	$5,062	$—	$5,062
Accounts receivable, less allowance for doubtful accounts	19,476	812	20,288
Inventory	9,296	—	9,296
Prepaid expenses and other	2,528	—	2,528
Total current assets	36,362	812	37,174
Property and equipment, net of accumulated depreciation	125,991	—	125,991
Operating lease right of use assets	—	166,040	166,040
Goodwill	36,522	—	36,522
Franchise rights, net of accumulated amortization	44,919	—	44,919
Other intangibles, net of accumulated amortization	4,862	(758)	4,104
Deferred income taxes	5,353	413	5,766
Other assets	604	—	604
Total assets	$254,613	$166,507	$421,120
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$10,273	$—	$10,273
Accrued payroll	19,475	—	19,475
Accrued expenses	10,535	—	10,535
Deferred revenue	48,370	—	48,370
Current operating lease liabilities	—	16,707	16,707
Other current liabilities	6,619	(1,698)	4,921
Total current liabilities	95,272	15,009	110,281
Long-term debt	41,000	—	41,000
Operating lease liabilities	—	178,256	178,256
Deferred rent	23,692	(23,692)	—
Unearned franchise fees	2,680	—	2,680
Other liabilities	1,837	(1,805)	32
Total liabilities	164,481	167,768	332,249
Commitments and contingencies (Note 12)	—	—	—

Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 29,268,776 shares issued and outstanding at December 30, 2018	293	—	293
Additional paid-in capital	61,819	—	61,819
Retained earnings	28,020	(1,261)	26,759
Treasury stock, at cost; 71,950 shares at December 30, 2018	—	—	—
Total shareholders' equity	90,132	(1,261)	88,871
Total liabilities and shareholders' equity	$254,613	$166,507	$421,120

The Company leases restaurant facilities and equipment.  The Company determines whether an arrangement is or contains a lease at contract inception.  The Company’s leases are all classified as operating leases, which are included as ROU assets and operating lease liabilities in the Company’s condensed consolidated balance sheet.  Operating lease  liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date.  ROU assets are measured based on the operating lease liabilities adjusted for lease incentives, initial indirect costs and impairments of operating lease assets.  Minimum lease payments include only the fixed lease components of the agreements, as well as any variable rate payments that depend on an index, which are measured initially using the index at the lease commencement dates.  To determine the present value of future minimum lease payments, the Company estimates incremental secured borrowing rates based on the information available at the lease commencement dates, or the transition date at adoption.  The Company estimates its rates by starting with the interest rate on its senior revolving credit facility and makes adjustments to that rate to reflect the amount that it would pay to borrow the amount of the lease payments on a collateralized basis over similar terms.  The Company validates such rates by determining its credit rating, adjusting the rating to capture payment terms on a collateralized basis and establishing a yield curve based on such credit rating.  The expected lease terms include options to extend when it is reasonably certain the Company will exercise the options up to a total term of 20 years.  For financial reporting purposes, minimum rent payments are expensed on a straight-line basis over the lives of the leases.  Additionally, incentives received from landlords used to fund leasehold improvements reduce the ROU assets related to those leases and are amortized as reductions to rent expense over the lives of the leases.  Variable lease payments that do not depend on a rate or index, payments associated with non-lease components and short-term rentals (leases with terms less than 12 months) are expensed as incurred.

At September 29, 2019, all of the Company-owned Ruth’s Chris Steak House restaurants operated in leased premises, with the exception of the restaurant in Ft. Lauderdale, FL, which is an owned property, and the restaurants in Anaheim, CA, Lake Mary, FL Princeton, NJ and South Barrington, IL, which operate on leased land.  The leases generally provide for minimum annual rental payments with scheduled minimum rent payments increases during the terms of the leases.  Certain leases also provide for rent deferral during the initial term, lease incentives in the form of tenant allowances to fund leasehold improvements, and/or contingent rent provisions based on the sales at the underlying restaurants.  Most of the Company’s restaurant leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The weighted average term and discount rate for operating leases is 13.3 years and 5.0%, respectively.

The components of lease expense are as follows (in thousands):

		13 Weeks Ended	39 Weeks Ended
	Classification	September 29, 2019	September 29, 2019
Operating lease cost	Restaurant operating expenses and General and administrative costs	$6,962	$20,055
Variable lease cost	Restaurant operating expenses and General and administrative costs	2,417	7,770
Total lease cost		$9,379	$27,825

As of September 29, 2019, maturities of lease liabilities are summarized as follows (in thousands):

Operating Leases
2019, excluding first thirty-nine weeks ended September 29, 2019	$6,958
2020	28,039
2021	26,892
2022	25,654
2023	22,660
Thereafter	208,059
Total future minimum rental commitments	$318,262

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

Supplemental cash flow information related to leases was as follows (in thousands):

39 Weeks Ended
September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,688
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$41,522

(4) Revenue

In the following tables, the Company’s revenue is disaggregated by major component for each category on the consolidated statements of income (in thousands).

13 Weeks Ended September 29, 2019:	Domestic	International	Total Revenue
Restaurant sales	$97,226	$—	$97,226
Franchise income	3,267	661	3,928
Other operating income	1,855	—	1,855
Total revenue	$102,348	$661	$103,009

13 Weeks Ended September 30, 2018:	Domestic	International	Total Revenue
Restaurant sales	$93,488	$—	$93,488
Franchise income	3,391	639	4,030
Other operating income	1,497	—	1,497
Total revenue	$98,376	$639	$99,015

39 Weeks Ended September 29, 2019:	Domestic	International	Total Revenue
Restaurant sales	$314,229	$—	$314,229
Franchise income	10,803	2,104	12,907
Other operating income	5,857	—	5,857
Total revenue	$330,889	$2,104	$332,993

39 Weeks Ended September 30, 2018:	Domestic	International	Total Revenue
Restaurant sales	$307,390	$—	$307,390
Franchise income	10,849	2,056	12,905
Other operating income	4,880	—	4,880
Total revenue	$323,119	$2,056	$325,175

The following table provides information about receivables and deferred revenue liabilities from contracts with customers (in thousands).

	September 29,	December 30,
	2019	2018
Accounts receivable, less allowance for doubtful accounts 2019 - $170; 2018 - $322	$11,105	$18,336
Deferred revenue	$40,999	$48,370
Unearned franchise fees	$2,738	$2,680

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the first thirty-nine weeks of fiscal year 2019 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 30, 2018	$48,370	$2,680
Decreases in the beginning balance from gift card redemptions	(25,455)	—
Increases due to proceeds received, excluding amounts recognized during the period	17,020	—
Increases due to acquisition of franchise restaurants	725	—
Decreases due to recognition of franchise development and opening fees	—	(192)
Increases due to proceeds received for franchise development and opening fees	—	250
Other	339	—
Balance at September 29, 2019	$40,999	$2,738

(5) Long-term Debt

Long-term debt consists of the following (in thousands):

	September 29,	December 30,
	2019	2018
Senior Credit Facility:
Revolving credit facility	$83,000	$41,000
Less current maturities	—	—
	$83,000	$41,000

As of September 29, 2019, the Company had $83.0 million of outstanding indebtedness under its senior credit facility with approximately $32.5 million of borrowings available, net of outstanding letters of credit of approximately $4.5 million. As of September 29, 2019, the weighted average interest rate on the Company’s outstanding debt was 3.7% and the weighted average interest rate on its outstanding letters of credit was 1.9%.  In addition, the fee on the Company’s senior credit facility was 0.3%.

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

On September 18, 2019, the Company entered into the First Amendment to Credit Agreement (the “First Amendment”) which amends its existing Credit Agreement, dated as of February 2, 2017 (the “Existing Credit Agreement” and the Existing Credit Agreement as amended by the First Amendment, the “Amended Credit Agreement”).  The First Amendment, among other changes, increases the amount of the revolving credit facility to $120.0 million.  Subject to the satisfaction of certain conditions and lender consent, the revolving credit facility under the Amended Credit Agreement may be increased up to a maximum of $150.0 million.  The amounts of the letters of credit subfacility and swingline subfacility under the Amended Credit Agreement remain unchanged from the Existing Credit Agreement at $5.0 million each.

The Amended Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants requiring a minimum fixed coverage charge ratio and limiting the Company’s consolidated leverage ratio.  The Amended Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company. If any event of default occurs and is not cured within the applicable grace period, or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments under the Amended Credit Agreement and the lenders’ commitments may be terminated. The obligations under the Amended Credit Agreement are guaranteed by certain of the Company’s subsidiaries (the Guarantors), and are secured by a lien on substantially all of the Company’s personal property assets other than any equity interest in current and future subsidiaries of the Company.

(6) Shareholders’ Equity

Subsequent to the end of the third quarter of fiscal year 2019 the Company’s Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time.  The new share repurchase program replaces the previous share repurchase program announced in October 2017, which has been terminated.  The Company spent $48.5 million to repurchase 2.1 million shares of its common stock, at an average price of $23.31 per share, under its previous share repurchase program.  During the first thirty-nine weeks of fiscal year 2019, 940,515 shares were repurchased at an aggregate cost of $20.6 million, or an average cost of $21.90 per share.  As of September 29, 2019, $11.5 million remained available for future purchases under the previous share repurchase program.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2019
February 22, 2019	$0.13	March 7, 2019	$3,967	March 21, 2019
May 3, 2019	$0.13	May 23, 2019	$3,931	June 6, 2019
August 2, 2019	$0.13	August 22, 2019	$3,854	September 5, 2019

Fiscal Year 2018
February 21, 2018	$0.11	March 8, 2018	$3,390	March 22, 2018
May 4, 2018	$0.11	May 24, 2018	$3,397	June 7, 2018
August 10, 2018	$0.11	August 23, 2018	$3,389	September 6, 2018

Subsequent to the end of the third quarter of fiscal year 2019, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.13 per common and restricted share, or approximately $3.8 million in the aggregate based on the number of shares currently outstanding, payable on December 5, 2019 to stockholders of record as of the close of business on November 21, 2019.

Outstanding unvested restricted stock is not included in common stock outstanding amounts. Restricted stock awards outstanding as of September 29, 2019 aggregated 874,903 shares.  Restricted stock units outstanding as of September 29, 2019 aggregated 22,960 shares.

(7) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of September 29, 2019 and December 30, 2018 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

As of September 29, 2019, and December 30, 2018, the Company had no assets or liabilities measured on a recurring or nonrecurring basis subject to the disclosure requirements of “Fair Value Measurements and Disclosures,” FASB ASC Topic 820.

(8) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment. The Company does not rely on any major customers as a source of revenue. The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of September 29, 2019, (i) the Company-owned steakhouse restaurant segment included 81 Ruth’s Chris Steak House restaurants and three Ruth’s Chris Steak House restaurants operating under contractual agreements and (ii) the franchise operations segment included 73 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the Company-owned steakhouse segment for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment.

Segment information related to the Company’s two reportable business segments follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
Revenues:
Company-owned steakhouse restaurants	$98,475	$94,481	$317,738	$310,181
Franchise operations	3,928	4,030	12,907	12,905
Unallocated other revenue and revenue discounts	606	504	2,348	2,089
Total revenues	$103,009	$99,015	$332,993	$325,175

Segment profits:
Company-owned steakhouse restaurants	$18,442	$18,415	$72,076	$71,959
Franchise operations	3,928	4,030	12,907	12,905
Total segment profit	22,370	22,445	84,983	84,864

Unallocated operating income	606	504	2,348	2,089
Marketing and advertising expenses	(3,174)	(3,813)	(10,925)	(11,930)
General and administrative costs	(8,335)	(8,809)	(26,016)	(27,056)
Depreciation and amortization expenses	(5,361)	(4,628)	(15,453)	(13,762)
Pre-opening costs	(535)	(845)	(876)	(1,258)
Interest expense, net	(638)	(470)	(1,460)	(1,253)
Other income	18	(65)	33	(31)
Income from continuing operations before income tax expense	$4,951	$4,319	$32,634	$31,663

Capital expenditures:
Company-owned steakhouse restaurants	$8,495	$9,574	$18,186	$20,615
Corporate assets	413	650	1,678	1,498
Total capital expenditures	$8,908	$10,224	$19,864	$22,113

	September 29,	December 30,
	2019	2018
Total assets:
Company-owned steakhouse restaurants	$451,819	$233,446
Franchise operations	1,497	2,911
Corporate assets - unallocated	12,587	12,903
Deferred income taxes - unallocated	4,806	5,353
Total assets	$470,709	$254,613

(9) Stock-Based Employee Compensation

On May 15, 2018, the Company’s stockholders approved a new 2018 Omnibus Incentive Plan (2018 Plan) which replaced the Amended and Restated 2005 Equity Incentive Plan (2005 Plan), which expired on May 30, 2018.  The 2018 Plan authorizes 2.5 million shares reserved for future grants.  Awards that were previously awarded under the 2005 Plan that are forfeited or cancelled in the future will be made available for grant or issuance under the 2018 Plan.  The 1,649,394 shares that were authorized but unissued under the 2005 Plan as of May 15, 2018 were cancelled.  As of September 29, 2019, there were 1,500 shares of common stock issuable upon exercise of currently outstanding options, and 501,186 currently outstanding unvested restricted stock awards under the 2005 Plan.  As of September 29, 2019, there were 373,717 currently outstanding unvested restricted stock awards and 22,960 restricted stock units under the 2018 Plan.  As of September 29, 2019, the 2018 Plan has 2,350,670 shares available for future grants. During the first thirty-nine weeks of fiscal year 2019, the Company issued 267,208 restricted stock awards and units to directors, officers and other employees of the Company. Of the 267,208 restricted stock awards and units issued during the first thirty-nine weeks of fiscal year 2019, 47,504 shares will vest in fiscal year 2020, 143,859 shares will vest in fiscal year 2021, 57,191 shares will vest in fiscal year 2022 and 18,654 shares will vest in fiscal year 2024.  Total stock compensation expense recognized during the first thirty-nine weeks of fiscal years 2019 and 2018 was $6.1 million and $5.7 million, respectively.

(10) Income Taxes

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	39 Weeks Ended
	September 29,	September 30,
	2019	2018
Income tax expense at statutory rates	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.0%	3.6%
Federal employment tax credits	(9.6%)	(9.6%)
Non-deductible executive compensation	2.1%	2.3%
Other	(2.5%)	(1.9%)
Effective tax rate	15.0%	15.4%

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

(11) Earnings Per Share

The following table sets forth the computation of earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended		39 Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
Income from continuing operations	$4,528	$3,592	$27,748	$26,790
Income from discontinued operations, net of income taxes	—	9	—	30
Net income	$4,528	$3,601	$27,748	$26,820
Shares:
Weighted average number of common shares outstanding - basic	28,951,612	29,720,472	29,159,922	29,708,055
Weighted average number of common shares outstanding - diluted	29,191,076	30,358,284	29,563,396	30,370,193

Basic earnings per common share:
Continuing operations	$0.16	$0.12	$0.95	$0.90
Discontinued operations	—	—	—	—
Basic earnings per common share	$0.16	$0.12	$0.95	$0.90

Diluted earnings per common share:
Continuing operations	$0.16	$0.12	$0.94	$0.88
Discontinued operations	—	—	—	—
Diluted earnings per common share	$0.16	$0.12	$0.94	$0.88

Diluted earnings per share for the third quarter of fiscal year 2019 excludes restricted shares of 44,565 which were outstanding during the period but were anti-dilutive and had no exercise price.  There were no anti-dilutive shares for the third quarter of fiscal year 2018.  Diluted earnings per share for the first thirty-nine weeks of fiscal year 2019 and 2018 excludes restricted shares of 28,011 and 727, respectively, which were outstanding during the period but were anti-dilutive and had no exercise price.

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

Overview

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of September 29, 2019, there were 157 Ruth’s Chris Steak House restaurants, including 81 Company-owned restaurants, three restaurants operating under contractual agreements and 73 franchisee-owned restaurants. Subsequent to the end of the quarter a Company-owned Ruth’s Chris Steak House restaurant was opened in Columbus, OH.

On July 29, 2019, the Company completed the acquisition of substantially all of the assets of three franchisee-owned Ruth’s Chris Steak House restaurants located in Philadelphia, PA, King of Prussia, PA and Garden City, NY (the “MBR Franchise Acquisition”) for a cash purchase price of $18.6 million.  The acquisition was funded with debt through the Company’s senior credit facility.  The results of operations, financial position and cash flows of the MBR Franchise Acquisition are included in the Company’s consolidated financial statements as of the date of the acquisition.  For additional information, see Note 2.

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

	13 Weeks Ended		39 Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
Revenues:
Restaurant sales	94.4%	94.4%	94.4%	94.5%
Franchise income	3.8%	4.1%	3.9%	4.0%
Other operating income	1.8%	1.5%	1.7%	1.5%
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	29.6%	28.3%	28.5%	28.3%
Restaurant operating expenses (percentage of restaurant sales)	52.7%	53.1%	49.6%	49.2%
Marketing and advertising	3.1%	3.9%	3.3%	3.7%
General and administrative costs	8.1%	8.9%	7.8%	8.3%
Depreciation and amortization expenses	5.2%	4.7%	4.6%	4.2%
Pre-opening costs	0.5%	0.9%	0.3%	0.4%
Total costs and expenses	94.6%	95.1%	89.8%	89.9%
Operating income	5.4%	4.9%	10.2%	10.1%

Other income (expense):
Interest expense, net	(0.6%)	(0.5%)	(0.4%)	(0.4%)
Other	0.0%	(0.1%)	0.0%	(0.0%)
Income from continuing operations before income tax expense	4.8%	4.3%	9.8%	9.7%
Income tax expense	0.4%	0.7%	1.5%	1.5%
Income from continuing operations	4.4%	3.6%	8.3%	8.2%
Loss from discontinued operations, net of income taxes	0.0%	0.0%	0.0%	0.0%
Net income	4.4%	3.6%	8.3%	8.2%

Third Quarter Ended September 29, 2019 (13 Weeks) Compared to Third Quarter Ended September 30, 2018 (13 Weeks)

Overview. Operating income increased by $717 thousand, or 14.8%, to $5.6 million for the third quarter of fiscal year 2019 from the third quarter of fiscal year 2018. Operating income for the third quarter of fiscal year 2019 was favorably impacted by a $3.7 million increase in restaurant sales, a $639 thousand decrease in marketing and advertising expenses and a $474 thousand decrease in general and administrative costs, which were offset by a $2.4 million increase in food and beverage costs and a $1.6 million increase in restaurant operating expenses. Income from continuing operations increased from the third quarter of fiscal year 2018 by $936 thousand to $4.5 million.  Net income increased from the third quarter of fiscal year 2018 by $927 thousand to $4.5 million.

Segment Profits. Segment profitability information is presented in Note 8 to the condensed consolidated financial statements. Not all operating expenses are allocated to operating segments.  The Ruth’s Chris Steak House Company-owned restaurants, which are all located in the United States, are managed as an operating segment. The Ruth’s Chris concept operates within the full-service dining industry, providing similar products to similar customers. The franchise operations are reported as a separate operating segment. Segment profits for the third quarter of fiscal year 2019 for the Company-owned steakhouse restaurant segment increased by $27 thousand to $18.4 million from the third quarter of fiscal year 2018. The increase was driven primarily by a $4.0 million increase in revenues offset by a $2.4 million increase in food and beverage costs and a $1.6 million increase in restaurant operating expenses.  Franchise income decreased $102 thousand in the third quarter of fiscal year 2019 compared to the third quarter of fiscal year 2018.

Restaurant Sales.  Restaurant sales increased by $3.7 million, or 4.0%, to $97.2 million in the third quarter of fiscal year 2019 from the third quarter of fiscal year 2018.  Company-owned comparable restaurant sales increased by 0.6% which consisted of a 1.7%

decrease in traffic and an average check increase of 2.3%.  Comparable restaurant sales and traffic were negatively affected by approximately 30 to 40 basis points due to the effects of Hurricane Dorian, and to a lesser degree Tropical Storm Barry, which resulted in eleven lost operating days combined during the third quarter.

Franchise Income. Franchise income in the third quarter of fiscal year 2019 decreased $102 thousand compared to the third quarter of fiscal year 2018.  The decrease was primarily driven by the MBR Franchise Acquisition which decreased sales based royalty income by $125 thousand.

Other Operating Income. Other operating income increased $358 thousand in the third quarter of fiscal year 2019 compared to the third quarter of fiscal year 2018.  The increase in other operating income was primarily due to a $242 thousand increase in income from restaurants operating under contractual agreements, including the new location in Reno, NV.

Food and Beverage Costs. Food and beverage costs increased $2.4 million in the third quarter of fiscal year 2019 compared to the third quarter of fiscal year 2018 to $28.8 million. As a percentage of restaurant sales, food and beverage costs increased to 29.6% in the third quarter of fiscal year 2019 from 28.3% in the third quarter of fiscal year 2018 primarily driven by a 19% increase in total beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.6 million, or 3.2%, to $51.2 million in the third quarter of fiscal year 2019 from the third quarter of fiscal year 2018.  Restaurant operating expenses, as a percentage of restaurant sales, decreased to 52.7% in the third quarter of fiscal year 2019 from 53.1% in the third quarter of fiscal year 2018.  The decrease in restaurant operating expenses as a percentage of restaurant sales was primarily due to lower incentive based compensation.

Marketing and Advertising. Marketing and advertising expenses decreased $639 thousand to $3.2 million in the third quarter of fiscal year 2019 from the third quarter of fiscal year 2018. The decrease in marketing and advertising expenses in the third quarter of fiscal year 2019 was attributable to a planned shift of marketing tactics across the periods.

General and Administrative Costs. General and administrative costs decreased $474 thousand to $8.3 million in the third quarter of fiscal year 2019 from the third quarter of fiscal year 2018. The decrease in general and administrative costs was attributable to a $294 thousand decrease in professional fees, a $113 thousand decrease in franchisee acquisition costs and a $100 thousand decrease in compensation related expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $733 thousand to $5.4 million in the third quarter of fiscal year 2019 from the third quarter of fiscal year 2018 primarily due to depreciation on new restaurant and remodel assets placed in service within the last twelve months.

Pre-opening Costs. Pre-opening costs were $535 thousand in the third quarter of fiscal year 2019 primarily due to the planned openings of three Ruth’s Chris Steak House restaurants in Washington, DC, Somerville, MA and Columbus, OH.  Pre-opening costs were $845 thousand in the third quarter of 2018 primarily due to the openings of two Ruth’s Chris Steak House restaurants in Jersey City, NJ and Paramus, NJ.

Interest Expense. Interest expense increased $168 thousand to $638 thousand in the third quarter of fiscal year 2019 compared to $470 thousand in the third quarter of fiscal year 2018.  The increase relates to higher average debt balances during the third quarter of fiscal year 2019 compared to the third quarter of fiscal year 2018.

Other Income and Expense. During the third quarter of fiscal year 2019, we recognized other income of $18 thousand.  During the third quarter of fiscal year 2018 we recognized other expense of $65 thousand.

Income Tax Expense. During the third quarter of fiscal year 2019, we recognized income tax expense of $423 thousand. During the third quarter of fiscal year 2018, we recognized income tax expense of $727 thousand. The effective tax rate, including the impact of discrete items, decreased to 8.5% for the third quarter of fiscal year 2019 compared to 16.8% for the third quarter of fiscal year 2018 primarily due to an increase in discrete tax benefits.  Fiscal year 2019 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2019 to differ from the effective tax rate for the third quarter of fiscal year 2019.

Income from Continuing Operations. Income from continuing operations of $4.5 million in the third quarter of fiscal year 2019 increased by $936 thousand compared to the third quarter of fiscal year 2018 due to the factors noted above.

Income or Loss from Discontinued Operations, net of income taxes.  The Company did not have any income or loss from discontinued operations during the third quarter of fiscal year 2019 compared to income of $9 thousand during the third quarter of fiscal year 2018.

Net Income. Net income was $4.5 million in the third quarter of fiscal year 2019 which increased by $927 thousand compared to $3.6 million in the third quarter of fiscal year 2018. The increase was attributable to the factors noted above.

Thirty-nine Weeks Ended September 29, 2019 Compared to Thirty-nine Weeks Ended September 30, 2018

Overview. Operating income increased by $1.1 million, or 3.4%, to $34.1 million for the first thirty-nine weeks of fiscal year 2019 from the first thirty-nine weeks of fiscal year 2018. Operating income for the first thirty-nine weeks of fiscal year 2019 was favorably impacted by a $6.8 million increase in restaurant sales, a $1.0 million increase in other operating income, a $1.0 million decrease in marketing and advertising, a $1.0 million decrease in general and administrative expenses and a $382 thousand decrease in pre-opening costs offset by a $4.6 million increase in restaurant operating expenses, a $2.8 million increase in food and beverage costs and a $1.7 million increase in depreciation and amortization. Income from continuing operations increased from the first thirty-nine weeks of fiscal year 2018 by $958 thousand to $27.7 million.  Net income increased $928 thousand, or 3.5%, to $27.7 million for the first thirty-nine weeks of fiscal year 2019 from the first thirty-nine weeks of fiscal year 2018.

Segment Profits. Segment profitability information is presented in Note 8 to the condensed consolidated financial statements. Segment profits for the first thirty-nine weeks of fiscal year 2019 for the Company-owned steakhouse restaurant segment increased by $117 thousand to $72.1 million from the first thirty-nine weeks of fiscal year 2018. The increase was driven primarily by a $7.6 million increase in revenues offset by a $4.6 million increase in restaurant operating expenses and a $2.8 million increase in food and beverage costs.  Franchise income is flat in the first thirty-nine weeks of fiscal year 2019 compared to the first thirty-nine weeks of fiscal year 2018.

Restaurant Sales.  Restaurant sales increased by $6.8 million, or 2.2%, to $314.2 million in the first thirty-nine weeks of fiscal year 2019 from the first thirty-nine weeks of fiscal year 2018.  Company-owned comparable restaurant sales increased by 0.8% which consisted of a 1.0% decrease in traffic and an average check increase of 2.0%.

Franchise Income. Franchise income in the first thirty-nine weeks of fiscal year 2019 is flat compared to the first thirty-nine weeks of fiscal year 2018 at $12.9 million.

Other Operating Income. Other operating income increased $977 thousand in the first thirty-nine weeks of fiscal year 2019 compared to the first thirty-nine weeks of fiscal year 2018.  The increase in other operating income was primarily due to an increase in income from restaurants operating under contractual agreements of $658 thousand, including the new location in Reno, NV.

Food and Beverage Costs. Food and beverage costs increased $2.8 million, or 3.2%, to $89.7 million in the first thirty-nine weeks of fiscal year 2019 compared to the first thirty-nine weeks of fiscal year 2018.  As a percentage of restaurant sales, food and beverage costs increased to 28.5% in the first thirty-nine weeks of fiscal year 2019 from 28.3% in the first thirty-nine weeks of fiscal year 2018. The increase in food and beverage costs as a percentage of restaurant sales was primarily due to an increase in beef costs of 5.3% and an increase in produce of 1.5% which were partially offset by an increase in average check of 1.2% and a decrease in the remaining market basket of 1.0%.

Restaurant Operating Expenses. Restaurant operating expenses increased $4.6 million, or 3.1%, to $156.0 million in the first thirty-nine weeks of fiscal year 2019 from the first thirty-nine weeks of fiscal year 2018.  Restaurant operating expenses, as a percentage of restaurant sales, increased to 49.6% in the first thirty-nine weeks of fiscal year 2019 from 49.2% in the first thirty-nine weeks of fiscal year 2018.  The increase in restaurant operating expenses was primarily due to a 20 basis point increase in occupancy costs and a 10 basis point increase in labor costs.

Marketing and Advertising. Marketing and advertising expenses decreased $1.0 million to $10.9 million in the first thirty-nine weeks of fiscal year 2019 from the first thirty-nine weeks of fiscal year 2018. The decrease in marketing and advertising expenses in the first thirty-nine weeks of fiscal year 2019 was attributable to a planned decrease in advertising.

General and Administrative Costs. General and administrative costs decreased $1.0 million to $26.0 million in the first thirty-nine weeks of fiscal year 2019 from the first thirty-nine weeks of fiscal year 2018. The decrease in general and administrative costs was primarily attributable to a decrease in franchisee acquisition costs of $863 thousand compared to the first thirty-nine weeks of fiscal year 2018.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $1.7 million to $15.5 million in the first thirty-nine weeks of fiscal year 2019 from the first thirty-nine weeks of fiscal year 2018 primarily due to depreciation on new restaurant and remodel assets placed in service within the last twelve months.

Pre-opening Costs. Pre-opening costs were $876 thousand in the first thirty-nine weeks of fiscal year 2019 primarily due to the planned openings of three Ruth’s Chris Steak House restaurants in Washington, DC, Somerville, MA and Columbus, OH and the

recent opening of the Ruth’s Chris Steak House restaurant in Reno, NV.  Pre-opening costs were $1.3 million in the first thirty-nine weeks of 2018 primarily due to the openings of two Ruth’s Chris Steak House restaurants in Jersey City, NJ and Paramus, NJ.

Interest Expense. Interest expense was $1.5 million in the first thirty-nine weeks of fiscal year 2019 compared to $1.3 million in the first thirty-nine weeks of fiscal year 2018.  The increase in interest expense was primarily due to a higher average debt balance in the first thirty-nine weeks of fiscal year 2019.

Other Income and Expense. During the first thirty-nine weeks of fiscal year 2019, we recognized other income of $33 thousand.  During the first thirty-nine weeks of fiscal year 2018 we recognized other expense of $31 thousand.

Income Tax Expense. During the first thirty-nine weeks of fiscal year 2019, we recognized income tax expense of $4.9 million. During the first thirty-nine weeks of fiscal year 2018, we recognized income tax expense of $4.9 million. The effective tax rate, including the impact of discrete items, decreased to 15.0% for the first thirty-nine weeks of fiscal year 2019 compared to 15.4% for the first thirty-nine weeks of fiscal year 2018.  The decrease in the effective tax rate in the first thirty-nine weeks of fiscal year 2019 is primarily due to an increase in discrete tax benefits.  Fiscal year 2019 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2019 to differ from the effective tax rate for the first thirty-nine weeks of fiscal year 2019.

Income from Continuing Operations. Income from continuing operations of $27.7 million in the first thirty-nine weeks of fiscal year 2019 increased $958 thousand compared to the first thirty-nine weeks of fiscal year 2018 due to the factors noted above.

Income or Loss from Discontinued Operations, net of income taxes.  The Company did not have any income or loss from discontinued operations during the first thirty-nine weeks of fiscal year 2019 compared to income of $30 thousand during the first thirty-nine weeks of fiscal year 2018.

Net Income. Net income was $27.7 million in the thirty-nine weeks of fiscal year 2019 compared to $26.8 million in the first thirty-nine weeks of fiscal year 2018 representing an increase of $928 thousand due to the factors noted above.

Liquidity and Capital Resources

Overview

During the first thirty-nine weeks of fiscal year 2019 our principal sources of cash flow were provided by our operating activities as well as periodic borrowings from our senior credit facility.  During the first thirty-nine weeks of fiscal year 2019 our principal uses of cash flow were capital expenditures, acquisition of franchise restaurants, debt repayments, the repurchase of common stock and dividend payments. Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our condensed consolidated statements of cash flows.

Subsequent to the end of the third quarter of fiscal year 2019 our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $60 million of outstanding common stock from time to time.  The new share repurchase program replaced the previous share repurchase program announced in October 2017, which was terminated.  We spent $48.5 million to repurchase 2.1 million shares of its common stock, at an average price of $23.31 per share, under its previous share repurchase program.  During the first thirty-nine weeks of fiscal year 2019, we repurchased 940,515 shares at an aggregate cost of $20.6 million or an average cost of $21.90 per share.  All repurchased shares were retired and cancelled.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. We paid a quarterly cash dividend of $0.13 per share, or $3.9 million in the aggregate, during the third quarter of fiscal year 2019. On November 1, 2019, we announced that our Board of Directors declared a quarterly cash dividend of $0.13 per share, or $3.8 million in the aggregate, to be paid on December 5, 2019 to common and restricted stockholders of record as of the close of business on November 21, 2019. Future dividends will be subject to the approval of our Board of Directors.

We believe that our borrowing ability under our senior credit facility coupled with our anticipated cash flow from operations should provide us with adequate liquidity for the next 12 months.

Senior Credit Facility

As of September 29, 2019, we had $83.0 million of outstanding indebtedness under our senior credit facility with approximately $32.5 million of availability, net of outstanding letters of credit of approximately $4.5 million. As of September 29, 2019, the weighted average interest rate on our outstanding debt was 3.7% and the weighted average interest rate on our outstanding letters of credit was 1.9%.  In addition, the fee on the unused portion of our senior credit facility was 0.3%.

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

On September 18, 2019, the Company entered into First Amendment to Credit Agreement (the “First Amendment”) which amends its existing Credit Agreement (the “Existing Credit Agreement” and the Existing Credit Agreement as amended by the First Amendment, the “Amended Credit Agreement”).  The First Amendment, among other changes, increases the amount of the revolving credit facility to $120.0 million.  Subject to the satisfaction of certain conditions and Lender consent, the revolving credit facility under the Amended Credit Agreement may be increased up to a maximum of $150.0 million.  The amounts of the letters of credit subfacility and swingline subfacility under the Amended Credit Agreement remain unchanged from the Existing Credit Agreement at $5.0 million each.

The Amended Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants requiring a minimum fixed coverage charge ratio and limiting our consolidated leverage ratio.  As of September 29, 2019, we were in compliance with all of the covenants in the Amended Credit Agreement.  The Amended Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company.  If any event of default occurs and is not cured within the applicable grace period, or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments under the Amended Credit Agreement and the lenders’ commitments may be terminated. The obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries (the Guarantors), and are secured by a lien on substantially all of our personal property assets other than any equity interest in current and future subsidiaries of the Company.

Under the Amended Credit Agreement, restricted junior payments, which include cash dividend payments, repurchases of our equity securities and payments and prepayments of subordinated indebtedness, made subsequent to February 2, 2017 are limited to $100.0 million if our consolidated leverage ratio is greater than or equal to 2.00:1.00, and are not limited in amount if our consolidated leverage ratio is less than 2.00:1.00.  As of the date of this Quarterly Report on Form 10-Q, $99.7 million in restricted junior payments have been made since February 2, 2017.  The Company does not expect that its consolidated leverage ratio will exceed 2.00:1.00 in fiscal year 2019.

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	39 Weeks Ended
	September 29,	September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$30,814	$40,542
Investing activities	(38,477)	(23,284)
Financing activities	5,909	(16,432)
Net increase (decrease) in cash and cash equivalents	$(1,754)	$826

Operating Activities. Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising, general and administrative costs and income taxes. During the first thirty-nine weeks of fiscal year 2018 the Company collected an additional $6.6 million in receivables related to restaurant sales compared to the first thirty-nine weeks of fiscal year 2019 due to the fiscal year calendar shift. In addition, incentive compensation paid during the first thirty-nine weeks of 2019 increased $4.3 million compared to the first thirty-nine weeks of 2018.  Operating activities provided cash flow during the first thirty-nine weeks of both fiscal years 2019 and 2018 because operating revenues exceeded cash-based expenses.

Investing Activities. Cash used in investing activities aggregated $38.5 million in the first thirty-nine weeks of fiscal year 2019 compared with $23.3 million cash used in the first thirty-nine weeks of fiscal year 2018.  Cash used in investing projects during the first thirty-nine weeks of fiscal year 2019 primarily pertained to $18.6 million related to the MBR Franchise Acquisition, $11.6 million for restaurant remodel and capital replacement projects, and $6.5 million for new restaurants that are anticipated to open in 2019 and 2020. Cash used in investing activities during the first thirty-nine weeks of fiscal year 2018 primarily pertained to $11.3 million for restaurant remodel and capital replacement projects and $9.2 million for new restaurants.

Financing Activities. Financing activities provided cash during the first thirty-nine weeks of fiscal year 2019 and used cash during the first thirty-nine weeks of fiscal year 2018. During the first thirty-nine weeks of fiscal year 2019, we:  increased debt by $42.0 million; used $20.6 million to repurchase common stock; paid dividends of $11.8 million; and paid $3.7 million in employee taxes in connection with the vesting of restricted stock.  We paid the $3.7 million in taxes in connection with the vesting of restricted stock because some recipients elected to satisfy their individual tax withholding obligations by having us withhold a number of vested shares of restricted stock.   During the first thirty-nine weeks of fiscal year 2018, we:  paid dividends of $10.2 million; used $5.9 million to repurchase common stock; paid $4.3 million in taxes in connection with the vesting of restricted stock and the exercise of stock options; and increased debt by $4.0 million.

Off-Balance Sheet Arrangements

As of September 29, 2019, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. Other than the adoption of Topic 842 (see Note 3), there have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first thirty-nine weeks of fiscal year 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At September 29, 2019, the Company had $83.0 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2019 of approximately $830 thousand.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first thirty-nine weeks of fiscal years 2019 and 2018, franchise income attributable to international locations was approximately $2.1 million, which is less than 1% of total annual revenue.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices, which in the past have been volatile and have impacted the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. The Company has negotiated set pricing on approximately 75% of our tenderloin supply from August into mid-February 2020.  This represents approximately 30% of the Company’s total beef supply.  The contract price during the entire period will be down 1% over prices paid in the previous year. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected.  Holding other variables constant, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings of approximately $4.0 million for fiscal year 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 29, 2019. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2019 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended September 29, 2019, except for the addition of internal controls around the adoption of Topic 842, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 12 in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements” for a summary of legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018. The impact of circumstances and events described in such risk factors could result in significant adverse effects on our financial position, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the fiscal quarter ended September 29, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased under the Program – Amounts in thousands

July 1, 2019 to August 4, 2019	49,452	21.41	49,452	$23,917
August 5, 2019 to September 1, 2019	614,718	20.17	614,718	$11,521
September 2, 2019 to September 29, 2019	—	$—	—	$11,521
Totals for the fiscal quarter	664,170	$20.26	664,170	$11,521

Subsequent to the end of the third quarter of fiscal year 2019 the Company’s Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $60.0 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors.  The new share repurchase program replaces the Company’s previous share repurchase program announced in October 2017, which was terminated.  The previous share repurchase program had permitted the repurchase of up to $60 million of outstanding common stock, of which approximately $11.5 million remained unused upon its replacement. The new share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and has no termination date. The Company intends to conduct any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. The Company’s ability to make future stock purchases under the program is currently limited by our Credit Agreement. Under our Credit Agreement, we are limited to $100.0 million of restricted junior payments, which include cash dividends, repurchases of common stock and prepayments of subordinated indebtedness, if our consolidated leverage ratio is greater than or equal to 2.00:1.00.  As of September 29, 2019, $99.7 million of such payments had been made.  The Company does not expect that its consolidated leverage ratio will exceed 2.00:1.00 in fiscal year 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.2	Amended and Restated Bylaws of Ruth’s Hospitality Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 25, 2019).

10.1

First Amendment, dated as of September 18, 2019, to Credit Agreement, dated as of February 2, 2017, by and among the Company, the Guarantors, the Lenders and Wells Fargo Bank, National Association, as administrative agent and Wells Fargo Securities, LLC as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 19, 2019).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

Date: November 1, 2019