Form 10-K
period 2019-12-29
Ruths Hospitality Group, Inc.
filed 2020-02-27
CIK 1324272

Legal

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

Commission File Number: 000-51485

Ruth’s Hospitality Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-1060618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1030 W. Canton Avenue, Suite 100, Winter Park, FL	32789
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (407) 333-7440

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	RUTH	The NASDAQ Stock Market LLC
(Title of Class)		(Name of exchange on which registered)

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

As of June 30, 2019, the last day of the registrant’s most recently completed fiscal second quarter, the aggregate market value of the registrant’s outstanding common stock, par value $0.01 per share, held by non-affiliates was $663,759,591.

The number of shares outstanding of the registrant’s common stock as of February 20, 2020, was 29,315,052 which includes 891,585 shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

TABLE OF CONTENTS PAGE

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “targeting,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals, including with respect to new restaurant openings, capital expenditures, strategy, financial outlook, our effective tax rate and the impact of healthcare inflation and recent accounting pronouncements, also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to income taxes, unclaimed property, Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; the inability to successfully integrate franchisee acquisitions into the Company’s business operations; economic, regulatory and other limitations on the Company’s ability to pursue new restaurant openings and other organic growth opportunities; a material failure, interruption or security breach of the Company’s information technology network; the Company’s indemnification obligations in connection with its sale of the Mitchell’s Restaurants; the Company’s ability to protect its name and logo and other proprietary information; an impairment in the financial statement carrying value of our goodwill, other intangible assets or property; the impact of litigation; the restrictions imposed by the Company’s credit agreement; and changes in, or the discontinuation of, the Company’s quarterly cash dividend payments or share repurchase program. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in this Annual Report on Form 10-K. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Annual Report on Form 10-K to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this Annual Report on Form 10-K have not occurred.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us”, “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries.

PART I

Item 1.	BUSINESS

Introduction

Ruth’s Hospitality Group, Inc. develops and operates fine dining restaurants under the trade name Ruth’s Chris Steak House. As of December 29, 2019, there were 159 Ruth’s Chris Steak House restaurants, including 83 Company-owned restaurants, three restaurants operating under contractual agreements and 73 franchisee-owned restaurants, including 21 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Singapore and Taiwan.

On July 29, 2019, we completed the acquisition of substantially all of the assets of three franchisee-owned Ruth’s Chris Steak House restaurants located in Philadelphia, PA, King of Prussia, PA and Garden City, NY (the “MBR Franchise Acquisition”) for a cash purchase price of $18.6 million.  The acquisition was funded with debt through the Company’s senior credit facility.  The results of operations, financial position and cash flows of the MBR Franchise Acquisition are included in our consolidated financial statements as of the date of the acquisition.  For additional information, see Note 3 of the consolidated financial statements.

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

The Company previously operated eighteen Mitchell’s Fish Markets and three Mitchell’s/Cameron’s Steakhouse restaurants (the Mitchell’s Restaurants), located primarily in the Midwest and Florida. On January 21, 2015, the Company sold the Mitchell’s Restaurants to a third party.  For financial reporting purposes, the Mitchell’s Restaurants are classified as discontinued operations for the fiscal years 2015, 2016 and 2017.

The Company has a 52/53-week fiscal year ending the last Sunday in December. The 2019 fiscal year ended December 29, 2019, the 2018 fiscal year ended December 30, 2018, and the 2017 fiscal year ended December 31, 2017.  Fiscal year 2017 had 53 weeks, while fiscal years 2019 and 2018 had 52 weeks.

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

Recent Developments

•	In 2019, the Company opened two new Ruth’s Chris Steak House restaurants in Columbus, OH and Somerville, MA.
•	In 2019, franchisees opened one new restaurant in Chongqing, China.
•	In 2019, the Company integrated the MBR Franchise Acquisition into the organization.
•

The Company currently expects to open four additional Ruth’s Chris Steak House restaurants during 2020. The Company expects that franchisees will open one new Ruth’s Chris Steak House restaurants during 2020.

Ruth’s Chris Steak House

With 159 restaurants as of December 29, 2019, Ruth’s Chris Steak House is one of the largest upscale steakhouse companies in the world. The menu features a broad selection of high-quality USDA Prime and Choice grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling”—complemented by other traditional menu items inspired by its New Orleans heritage. Ruth’s Chris complements its distinctive food offerings with an award-winning wine list.

The Ruth’s Chris brand reflects its 54-year commitment to the core values instilled by its founder, Ruth Fertel, of caring for guests by delivering the highest quality food, beverages and genuine hospitality in a warm and inviting atmosphere.

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

In addition to the franchisee-owned restaurant that was opened in fiscal year 2019, in fiscal year 2018 franchisees opened two new restaurants in Ft. Wayne, IN and Markham, Canada.  In fiscal year 2017, franchisees opened two new restaurants in Chengdu, China and Kauai, HI.  Franchisees are expected to open one new restaurant by the end of fiscal year 2020.

The Company and its franchise and licensing partners will have opened or relocated 15 new Ruth’s Chris Steak Houses worldwide during the three year period ended December 2019.

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

The Company’s wine list features bottles typically ranging in price from $46 to over $1,000. Individual restaurants may supplement their 250-bottle core wine list with approximately 20 additional selections that reflect local market tastes. Most of the Company’s Ruth’s Chris restaurants also offer over 25 wines-by-the-glass, 13-16 handcrafted cocktails and numerous beers, premium liquors and alcoholic dessert drinks.

Dinner entrees are generally priced from $32 to $99.  Ruth’s Chris is predominately open dinner hours only with a limited number of restaurants open for lunch.  The lunch menu offers entrees generally ranging in price from $13 to $29.  The blended guest check average at Ruth’s Chris was approximately $86 during fiscal year 2019 with food sales representing 77% of the guest check and the remainder represented by beverage sales.  While the Ruth’s Chris core menu is similar at all of its restaurants, the Company seasonally introduces new items such as limited time and prix fixe offerings that allow it to give its guests additional choices while taking advantage of fresh sourcing and advantageous cost opportunities.

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

During fiscal year 2019, the Company purchased substantially all the beef it used in Company-owned Ruth’s Chris restaurants from two vendors, Sysco Specialty Meat Group (a subsidiary of Sysco) and Stock Yards Packing (a subsidiary of US Foods).  Each vendor supplied about half of the Company’s beef requirements.  In addition, the Company has a distribution arrangement with a national food and restaurant supply distributor, Distribution Market Advantage, Inc. (DMA), which purchases products for the Company from various suppliers and through which all the Company-owned Ruth’s Chris Steak House restaurants receive a significant portion of their food supplies.

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

Advertising

In fiscal year 2019, the Company spent $15.4 million, or 3.3% of its revenues, in total marketing and advertising expenditures, which included spending on national media, consisting primarily of paid search, online advertising, online initiatives, traditional public relations and consumer research. During fiscal year 2019, the Company continued to optimize its online marketing efforts, using a variety of tactics including paid search, digital advertising and paid social media advertising. The Company’s online strategy also included an emphasis on continued website improvement and targeted emails with special offers and announcements, as well as emails regarding seasonal specials, holiday offers and personalized birthday and anniversary invitations. In fiscal year 2019, Ruth’s Chris Steak House continued its participation in co-branded campaign with American Express Membership Rewards program. Many of the Company’s restaurants also schedule events to strengthen community ties and increase local market presence. The Company’s franchisees also conduct their own local media and advertising plans.

Gift Cards

The Company sells Ruth’s Chris gift cards at most of its Ruth’s Chris Steak House restaurants, including franchises, on its website and through its toll-free number. E-gift cards, which may be purchased on the Company’s e-commerce gift card website, are emailed directly to the recipient and are redeemable in the same manner as a plastic gift cards.  In the fourth quarter of fiscal year 2016, Ruth’s Chris entered into a distribution agreement where Ruth’s Chris gift cards are sold in third-party retail outlets.  Offering gift cards at third-party retailers and e-gift cards gives Ruth’s Chris the opportunity to maximize last-minute gift-giving and address its patrons’ requests for convenient, immediate purchases.   Ruth’s Chris patrons frequently purchase gift cards for holidays, including Christmas, Hanukkah, Valentine’s Day, Mothers’ Day and Fathers’ Day, and other special occasions.  In fiscal year 2019, Company and franchise sales of Ruth’s gift cards aggregated approximately $68.5 million system-wide, compared to $67.2 million in fiscal year 2018. Ruth’s Chris gift cards are redeemable at both Company and franchisee owned Ruth’s Chris restaurants.

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

As of December 29, 2019, the Company’s 73 franchisee-owned Ruth’s Chris restaurants are owned by 25 franchisees with the three largest franchisees owning 33 restaurants in total.

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

Employees

As of December 29, 2019, the Company employed 5,740 persons, of whom 524 were salaried and 5,216 were hourly personnel, who were employed in the positions set forth in the table below. None of the Company’s employees are covered by a collective bargaining agreement.

Functional Area	Number of Employees
Senior Officers / Corporate VPs / Operations VPs	25
General Managers	81
Managers	219
Regional Corporate Chefs / Executive Chefs	82
Sous Chefs	62
Non-Salaried Restaurant Staff	5,195
Corporate Salaried	55
Corporate Non-salaried	21
Total number of employees	5,740

Government Regulation

The Company is subject to extensive federal, state and local government regulation, including regulations relating to public health and safety, zoning and fire codes and the sale of alcoholic beverages and food. The Company maintains the necessary restaurant, alcoholic beverage and retail licenses, permits and approvals. Federal and state laws govern the Company’s relationship with its employees, including laws relating to minimum wage requirements, overtime, tips, tip credits and working conditions. A significant number of the Company’s hourly employees are paid at rates related to the federal or state minimum wage. During 2019, governmental entities acted to increase minimum wage rates in several jurisdictions wherein Company-owned restaurants are located. Additionally, the federal government may act to increase the U.S. federal minimum wage rate.

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

The Company maintains an employee benefits program that provides self-insured and insured coverage to employees that meet the applicable requirements under the program. Employees can elect to enroll dependents that meet eligibility criteria. Coverage includes health, dental, vision, short- and long-term disability, life insurance and other voluntary ancillary benefits. Employees share in the cost of other coverage at varying levels. The Company has historically funded a majority of the cost of employee health benefits. The ACA requires that employers offer health care coverage that is qualified and affordable. Coverage must be offered to all “full-time” employees, as defined by the ACA. The Company routinely reviews its health benefit plans to assure conformity with the ACA. The hours of service eligibility criteria the Company requires for health benefits are lower than required under the ACA. Approximately 59% of eligible employees elect to participate in the Company’s health benefit plans.

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

Economic downturns could negatively impact consumer spending patterns. Any decrease in consumer spending patterns may result in a decline in our operating performance. Economic downturns may reduce guest traffic and require us to lower our prices, which reduces our revenues and operating income, which may adversely affect the market price for our common stock.  In addition, some of our restaurants are located in areas that we consider tourist or vacation destinations.  In those locations, we depend in large part on vacation travelers to frequent our Ruth’s Chris Steak House restaurants, and such destinations typically experience a reduction in visitors during economic downturns, thereby reducing the potential guests that could visit our restaurants.  A significant portion of our gross revenue comes from business guests and private dining which could also be negatively affected during an economic downturn or decrease in consumer confidence. This could have a material adverse impact on our results of operations and growth strategy.  Disasters occurring at one of our franchisee’s locations could impact our reputation and our consumers’ perception of our brand.  Moreover, these types of events could negatively impact consumer spending in the impacted regions or depending on the severity, globally, which could adversely impact our operating results.  For example, in 2019 there was political unrest in Hong Kong and a strain of coronavirus surfaced in Wuhan, China resulting in temporary store closures and reduced consumer traffic.  At this point, the extent to which either situation may impact our results is uncertain.

Negative publicity surrounding our brand or the consumption of beef generally, or shifts in consumer tastes, could reduce sales in one or more of our restaurants and make our brand less valuable.

Our success depends, in large part, upon the reputation of our brand.  Negative publicity resulting from poor food quality, illness, injury or other health concerns, or operating problems including disappointing customer experiences related to one or more restaurants, have occurred in the past, could occur in the future and could make our restaurants less appealing to consumers.  Further, the influence of social media could make it more difficult for us to respond to negative publicity in a timely or effective manner.  Consumers value readily available information and often act on such information without further investigation and without regard to its accuracy.  The harm may be immediate without affording us the opportunity for redress or correction.  In addition, any shifts in consumer preferences away from the kinds of food we offer, particularly beef, whether because of dietary or other health concerns or otherwise, would make our restaurants less appealing and adversely affect revenues.  Our restaurants are required to disclose calorie information on menus, which could have an adverse effect on our revenues and results of operations.

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

We purchase large quantities of beef, particularly USDA Prime grade beef, which is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. Our beef costs represented approximately 44% of our food and beverage costs during fiscal year 2019. We typically buy our beef on the “spot” market and from time to time we will enter into longer term pricing and supply agreements.  During fiscal year 2019, we entered into contracts with beef suppliers to establish set pricing on a portion of anticipated beef purchases. During the third quarter of 2019, we entered into negotiated set pricing for approximately 75% of our tenderloin requirements from mid-August 2019 through mid-February 2020 at a price approximately 1.0% below prior year.  The market for USDA Prime grade beef is particularly volatile. If prices increase, or we are unsuccessful in our longer term pricing and supply agreements, or the supply of beef is reduced, our operating margins could be materially adversely affected.

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

Our ability to maintain consistent quality throughout Company-owned restaurants depends in part upon our ability to purchase USDA Prime and Choice grade beef, seafood and other food products in accordance with our rigid specifications. During fiscal year 2019, the Company purchased substantially all of the beef used in Company-owned Ruth’s Chris restaurants from two vendors, Sysco Food Services and Stock Yards Packing (a subsidiary of US Foods).  Each vendor supplied about half of the Company’s beef requirements.

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

The success of our restaurants depends in large part on their locations. All, but one, of our Company-owned restaurant premises are leased.  If we do not renew leases when the lease terms expire, or if we are unable to renew leases on favorable terms and conditions, our operating results could be negatively impacted.  Possible declines in neighborhoods where our restaurants are located or adverse economic conditions in areas surrounding those neighborhoods could also result in reduced sales in those restaurants. Desirable locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation. In addition, construction costs for new locations may fluctuate.  The occurrence of one or more of these events could have a significant adverse effect on our sales and results of operations.

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

Local conditions, adverse weather conditions, natural disasters and acts of violence or terrorism, could adversely affect our business.

Certain of the regions in which we operate (including Florida and California where we have a significant number of restaurants) have been, and may in the future be, subject to adverse local conditions, events, terrorist attacks, adverse weather conditions, or natural disasters, such as earthquakes, floods, hurricanes and wildfires. Any of the foregoing events may result in physical damage, temporary or permanent closure, lack of an adequate work force, or temporary or long-term disruption in the supply of food, beverages, electric, water, sewer and waste disposal services necessary for our restaurants to operate.  Depending upon its magnitude, any of the foregoing could severely damage our restaurants and/or adversely affect our business, results of operations or financial condition.

We currently maintain property and business interruption insurance through the aggregate property policy for each of our company-owned locations. However, if there is a major disaster, such coverage may not be adequate. In addition, upon the expiration of our current insurance policies, adequate insurance coverage may not be available at reasonable rates, or at all.

We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature, including hurricanes and other natural disasters, including back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital functions, tardiness in required reporting and compliance, failures to adequately support restaurant operations and other breakdowns in normal communication and operating procedures that may have a material adverse effect on our business, results of operations, financial condition and exposure to administrative and other legal claims.

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

The Company routinely reviews its health benefit plans to assure conformity with government regulations.  Approximately 59% of eligible employees elect to participate in our health benefit plans.  The hours of service eligibility criteria for the Company’s health benefits plan are lower than those required by law.  In the future, proportionately more employees may elect to participate in our health benefit plans.  We are unable to reliably predict to what extent, if any, the percentage of eligible employees who elect health care coverage will increase in the future.  Because we fund a majority of the cost of health benefits, our financial accounting expense will increase to the extent that additional employees elect to participate in the Company’s health benefit plans.

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

We do not exercise control over the day-to-day operations of our franchisee-owned restaurants. While we strive to ensure that franchisee-owned restaurants maintain the same high operating standards that we demand of Company-owned restaurants, one or more of these restaurants may fail to maintain these standards or provide a customer experience consistent with our brand standards. Any operational or financial shortcomings of the franchisee-owned restaurants are likely to be attributed to our system-wide operations and could adversely affect our reputation and damage our brand as well as have a direct negative impact on the royalty income we receive from those restaurants. Franchisee noncompliance with the operational standards and the terms and conditions of our franchise agreements may reduce the overall goodwill of our brand, whether through the failure to meet health and safety standards, engage in quality control or maintain product consistency, adequate succession planning or through the participation in improper or objectionable business practices.  Moreover, unauthorized third parties may use our intellectual property to trade on the goodwill of the Company’s brand, resulting in consumer confusion or dilution.  Any harm to our brand or goodwill, customer confusion or brand dilution could materially and adversely impact our business and results of operations.

The expansion into international markets by our franchisees also creates additional risks to our brands and reputation.

Our international operations are subject to all the same risks associated with our domestic operations, as well as a number of additional risks. These include, among other things, international economic and political conditions, foreign currency fluctuations and differing cultures and consumer preferences.  We are also subject to governmental regulation in such international markets, including antitrust and tax requirements, anti-boycott regulations, import/export/customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act. Any new regulatory or trade initiatives could impact our operations in certain countries. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could harm our business, results of operations and financial condition.  Most of our international locations are in Asia.  China and southeast Asia have recently experienced slower economic growth, which reduced our franchise royalty revenue in 2019.

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

Our senior credit agreement contains, and any agreements governing future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us. Our senior credit agreement, which was entered into on February 2, 2017 and amended on September 18, 2019, limits our ability, among other things, to:

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

During fiscal year 2019, we continued paying quarterly cash dividends to holders of our common stock and repurchased shares of our common stock under our share repurchase program. Our ability to pay future quarterly cash dividends or repurchase shares of our common stock will be subject to, among other things, our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our Board of Directors deems relevant. There can be no assurance that we will continue to pay a quarterly cash dividend or repurchase shares of our common stock in the future. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of shares of our common stock under our share repurchase program could cause the market price of our common stock to decline. Moreover, in the event our payment of quarterly cash dividends is reduced or discontinued, our failure or inability to resume paying quarterly cash dividends at historical levels could result in a lower market valuation of our common stock.

In the future we could incur unexpected expenses as a result of the sale of the Mitchell’s Restaurants.

Effective January 21, 2015, we sold the Mitchell’s Restaurants and related assets to Landry’s.  Pursuant to the terms of the purchase agreement, upon closing of the sale of the Mitchell’s Restaurants, Landry’s assumed the lease obligations of the Mitchell’s Restaurants.  However, we have guaranteed Landry’s lease obligations aggregating $24.2 million under five of the leases which extend until the leases terminate which may continue into 2040. Separate from the purchase agreement, Landry’s has agreed to indemnify the Company in the event of a default under any of the leases.  There is a risk that adverse events may occur that require us to defend against or fulfill an indemnity claim, which could result in unexpected expense.

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

We remit a variety of taxes and fees to various governmental authorities, including federal and state income taxes, excise taxes, franchise taxes, property taxes, sales and use taxes, and payroll taxes. The taxes and fees remitted by us are subject to review and audit by the applicable governmental authorities, which could result in liability for additional assessments. In addition, we are subject to unclaimed or abandoned property (escheat) laws which require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time. We are subject to audit by individual U.S. states with regard to our escheatment practices. The legislation and regulations related to tax and unclaimed property matters tend to be complex and subject to varying interpretations by both government authorities and taxpayers. Although management believes that the positions are reasonable, various taxing authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for taxes, unclaimed property and interest in excess of accrued liabilities. Our positions are reviewed as events occur such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability based on current calculations, the identification of new tax contingencies, or the rendering of relevant court decisions. An unfavorable resolution of assessments by a governmental authority could negatively impact our results of operations and cash flows in future periods. The Company has a pending voluntary disclosure agreement with the State of Delaware to resolve potential liability surrounding gift cards.

An impairment in the financial statement carrying value of our goodwill, other intangible assets or property could adversely affect our financial condition and consolidated results of operations.

Goodwill and owned franchise rights must be reviewed for potential impairment annually and when triggering events are detected.  We performed our annual impairment test of goodwill and franchise rights as of December 1, 2019 using a qualitative assessment.  Using the qualitative approach, we evaluated factors, including but not limited to, recent financial performance; forecasts for future cash flows; the Company’s stock price and market capitalization; recent impairment tests; legal factors; the business climate; and the competitive environment.

We review property and equipment (which includes leasehold improvements) and operating lease right-of-use (ROU) assets for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flow and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed quarterly at the restaurant level for indicators of impairment. In determining future cash flows, we make significant estimates with respect to future operating results of each restaurant over the expected remaining life of the primary asset in the restaurant.

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

Company-owned restaurants are generally located in spaces leased by wholly-owned direct or indirect subsidiaries. Eighty-two of the Company-owned Ruth’s Chris restaurants operate in leased space, of which the majority currently provide for an option to renew for terms ranging from approximately five years to twenty years. Historically, the Company has not had difficulty in renewing its leases in a timely manner. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on sales volumes over specified levels.

The corporate headquarters reside in leased space (21,211 square feet) in Winter Park, Florida, with a term set to expire on August 31, 2026.

The Company owns the real estate for one Ruth’s Chris operating restaurant in Ft. Lauderdale, FL (7,800 square feet).

The following table sets forth information about the Company’s existing Company-owned and franchisee-owned restaurants as of December 29, 2019. As of December 29, 2019, the Company operated 83 Ruth’s Chris restaurants. In addition, franchisees operated 73 restaurants and three restaurants operated under contractual agreements. Company-owned Ruth’s Chris restaurants range in size from approximately 4,000 to approximately 13,000 square feet with approximately 180 to 375 seats. The Company expects that future restaurants will range in size from 7,000 to 10,000 square feet with approximately 230 to 250 seats.

Company-Owned Ruth's Chris Restaurants			Franchisee-Owned Ruth's Chris Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
1972	Metairie, LA	Leased	1976	Baton Rouge, LA
1977	Lafayette, LA	Leased	1985	Mobile, AL
1983	Washington, D.C.	Leased	1986	Atlanta, GA
1984	Beverly Hills, CA	Leased	1987	Pittsburgh, PA
1985	Ft. Lauderdale, FL	Owned	1987	Hartford, CT
1985	Austin, TX	Leased	1991	Richmond, VA
1986	Nashville, TN	Leased	1993	Birmingham, AL
1987	San Francisco, CA	Leased	1993	San Antonio, TX
1987	N. Palm Beach, FL	Leased	1993	Taipei, Taiwan
1988	Philadelphia, PA	Leased	1993	Cancun, Mexico
1988	Seattle, WA	Leased	1994	Indianapolis, IN
1989	Honolulu, HI	Leased	1995	Toronto, Canada
1989	Memphis, TN	Leased	1996	Taichung, Taiwan
1990	Weehawken, NJ	Leased	1996	Indianapolis, IN
1990	Scottsdale, AZ	Leased	1997	Kowloon, Hong Kong
1992	Palm Desert, CA	Leased	1997	Raleigh (Cary), NC
1992	Minneapolis, MN	Leased	1998	Annapolis, MD
1992	Chicago, IL	Leased	1999	Atlanta, GA
1993	Arlington, VA	Leased	2000	Pikesville, MD
1993	Manhattan, NY	Leased	2000	San Antonio, TX
1994	San Diego, CA	Leased	2001	Kaohsiung, Taiwan
1995	Long Island, NY	Leased	2001	Queensway, Hong Kong
1995	Westchester, NY	Leased	2001	Cabo San Lucas, Mexico
1996	Dallas, TX	Leased	2005	Virginia Beach, VA
1996	Troy, MI	Leased	2005	Baltimore, MD
1996	Tampa, FL	Leased	2005	Atlantic City, NJ
1996	Bethesda, MD	Leased	2005	Charlotte, NC
1997	Irvine, CA	Leased	2006	St. Louis, MO
1997	Jacksonville, FL	Leased	2006	Ocean City, MD
1998	Louisville, KY	Leased	2006	Destin, FL
1998	Maui, HI	Leased	2006	Huntsville, AL
1998	Parsippany, NJ	Leased	2006	Edmonton, Canada
1998	Northbrook, IL	Leased	2007	Charlotte, NC
1999	Coral Gables, FL	Leased	2007	Columbia, SC
1999	Ponte Vedra, FL	Leased	2007	Mishawaka, IN
1999	Winter Park, FL	Leased	2007	Tokyo, Japan
2000	Sarasota, FL	Leased	2007	Madison, WI
2000	Del Mar, CA	Leased	2007	Calgary, Canada
2000	Boca Raton, FL	Leased	2007	Rogers, AR
2000	Wailea, HI	Leased	2007	Park City, UT
2001	King of Prussia, PA	Leased	2008	Aruba
2001	Orlando, FL	Leased	2008	Myrtle Beach, SC
2001	Greensboro, NC	Leased	2008	Wilmington, NC
2002	Woodland Hills, CA	Leased	2008	Wilkes-Barre, PA
2002	Fairfax, VA	Leased	2008	Raleigh, NC
2002	Bellevue, WA	Leased	2008	Savannah, GA

Company-Owned Ruth's Chris Restaurants			Franchisee-Owned Ruth's Chris Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
2003	Walnut Creek, CA	Leased	2009	Greenville, SC
2005	Roseville, CA	Leased	2009	St. Louis, MO
2005	Boston, MA	Leased	2009	Durham, NC
2005	Sacramento, CA	Leased	2009	Kennesaw, GA
2006	Bonita Springs, FL	Leased	2010	Salt Lake City, UT
2006	Mauna Lani, HI	Leased	2011	Grand Rapids, MI
2006	Pasadena, CA	Leased	2011	Asheville, NC
2007	Lake Mary, FL*	Land Leased	2012	Singapore
2007	Anaheim, CA*	Land Leased	2012	Niagara Falls, Canada
2007	Biloxi, MS	Leased	2013	Las Vegas, NV
2007	Knoxville, TN	Leased	2013	San Juan, Puerto Rico
2007	Tyson's Corner, VA	Leased	2013	Chattanooga, TN
2007	Waikiki, HI	Leased	2013	Shanghai, China
2007	West Palm Beach, FL	Leased	2014	Alpharetta, GA
2008	Ft. Worth, TX	Leased	2014	Boise, ID
2008	New Orleans, LA	Leased	2014	Taipei, Taiwan
2008	Princeton, NJ*	Land Leased	2015	Ann Arbor, MI
2008	Fresno, CA	Leased	2015	Charleston, SC
2008	South Barrington, IL*	Land Leased	2015	San Antonio, TX
2011	Portland, OR	Leased	2016	Jakarta, Indonesia
2012	Cincinnati, OH	Leased	2016	Odenton, MD
2013	Houston, TX	Leased	2016	Greenville, SC
2014	Denver, CO	Leased	2017	Chengdu, China
2014	Gaithersburg, MD	Leased	2017	Toronto, Canada
2014	Marina del Rey, CA	Leased	2018	Ft. Wayne, IN
2015	St. Petersburg, FL	Leased	2018	Markham, Canada
2015	Dallas, TX	Leased	2019	Chongqing, China
2016	Albuquerque, NM	Leased
2016	El Paso, TX	Leased
2017	Waltham, MA	Leased
2017	Cleveland, OH	Leased
2017	Kauai, HI	Leased
2017	Denver, CO	Leased
2018	Jersey City, NJ	Leased
2018	Paramus, NJ	Leased
2019	Columbus, OH	Leased
2019	Somerville, MA	Leased

			Ruth's Chris Restaurants Under Management Agreement
			Year Opened	Locations
			2012	Cherokee, NC
			2017	Tulsa, OK
			2018	Reno, NV

*	The Company owns the building and leases the land pursuant to a long-term ground lease.

Item 3.	LEGAL PROCEEDINGS

See Note 11 of the Notes to the Consolidated Financial Statements for a summary of legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Select Market under the trading symbol “RUTH.” As of February 20, 2020, there were 101 holders of record of its common stock.

Common Stock Repurchase Program

On November 1, 2019, the Company announced that its Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors. The new share repurchase program replaced the Company’s previous share repurchase program announced in November 2017, which has been terminated. The previous share repurchase program had permitted the repurchase of up to $60 million of outstanding common stock, of which approximately $11.5 million remained unused upon its termination. The Company conducts any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of its shares.  The program has no termination date.  As of December 29, 2019, $54.8 million remained available for further purchases under the new program.

Stock repurchase activity during the fiscal quarter ended December 29, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value that May Yet be Purchased under the Program – Amounts in thousands
September 30, 2019 to November 3, 2019	—	—	—	$60,000
November 4, 2019 to December 1, 2019	208,000	$25.11	208,000	$54,777
December 2, 2019 to December 29, 2019	—	—	—	$54,777
Totals for the fiscal quarter	208,000	$25.11	208,000	$54,777

Unregistered Recent Sales of Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for information regarding securities authorized for issuance under the Company’s equity compensation plans.

Performance Graph

The following table and graph show the cumulative total stockholder return on the Company’s Common Stock with the S&P 500 Stock Index, the S&P Small Cap 600 Index and the Dow Jones U.S. Restaurants & Bars Index, in each case assuming an initial investment of $100 on December 28, 2014 and full dividend reinvestment.

CUMULATIVE TOTAL RETURN

Assuming an investment of $100 and reinvestment of dividends

	12/26/2014	12/24/2015	12/23/2016	12/29/2017	12/28/2018	12/27/2019
Ruth's Hospitality Group, Inc.	$100	$113	$131	158	$167	$164
S&P 500	$100	$101	$114	138	$132	$174
S&P Smallcap 600	$100	$98	$124	140	$129	$158
Dow Jones US Restaurants & Bars	$100	$122	$129	159	$173	$214

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

	Fiscal Year Ended
	2019	2018	2017	2016	2015
	($ in thousands)
Income Statement Data:
Revenues:
Restaurant sales	$441,361	$427,433	$390,434	$363,147	$351,875
Franchise income	17,879	17,919	17,545	17,301	16,661
Other operating income	8,786	6,982	6,844	5,499	4,897

Total revenues	468,026	452,334	414,823	385,947	373,433
Costs and expenses:
Food and beverage costs	127,597	120,112	116,361	107,075	108,101
Restaurant operating expenses	214,715	206,258	185,444	172,999	165,847
Marketing and advertising	15,432	16,639	12,724	11,406	10,925
General and administrative costs	34,643	37,253	32,700	31,488	30,242
Depreciation and amortization expenses	21,354	18,538	14,995	13,434	12,520
Pre-opening costs	1,824	1,875	2,013	1,986	1,032
Loss on impairments	—	—	3,904	—	—
Total costs and expenses	415,565	400,675	368,141	338,388	328,667
Operating income	52,461	51,659	46,682	47,559	44,766
Other income (expense):
Interest expense	(2,197)	(1,739)	(821)	(1,154)	(790)
Other	115	(73)	53	10	358
Income from continuing operations before income tax expense	50,379	49,847	45,914	46,415	44,334
Income tax expense	8,173	8,247	15,669	15,660	14,168
Income from continuing operations	42,206	41,600	30,245	30,755	30,166
Income (loss) from discontinued operations, net of income taxes	-	80	(108)	(290)	(162)
Net income	$42,206	$41,680	$30,137	$30,465	$30,004

	2019	2018	2017	2016	2015
	($ in thousands, except per share data)
Basic earnings (loss) per share:
Continuing operations	$1.46	$1.40	$1.00	$0.97	$0.88
Discontinued operations	-	0.01	(0.01)	(0.01)	—
Basic earnings (loss) per share	$1.46	$1.41	$0.99	$0.96	$0.88

Diluted earnings (loss) per share:
Continuing operations	$1.44	$1.37	$0.98	$0.96	$0.87
Discontinued operations	-	0.01	(0.01)	(0.01)	—
Diluted earnings (loss) per share	$1.44	$1.38	$0.97	$0.95	$0.87
Shares used in computing earnings (loss) per common share:
Basic	28,998,382	29,659,461	30,346,999	31,670,189	34,018,582
Diluted	29,376,980	30,273,841	30,916,364	32,108,965	34,434,407
Dividends declared per common share	$0.52	$0.44	$0.36	$0.28	$0.24

Balance Sheet Data (at end of fiscal year):
Cash and cash equivalents	$5,567	$5,062	$4,051	$3,788	$3,095
Total assets	496,876	254,613	242,096	207,472	198,597
Total long-term debt including current portion	64,000	41,000	50,000	25,000	—
Total shareholders' equity	94,145	90,132	79,504	79,009	97,902

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes to the consolidated financial statements. We report our financial results on a 52/53-week fiscal year, which ends on the last Sunday in December. Fiscal year 2017 had 53 weeks while fiscal years 2019 and 2018 included 52 weeks of operations.

Overview

Ruth’s Hospitality Group, Inc. develops and operates fine dining restaurants under the trade name Ruth’s Chris Steak House. As of December 29, 2019, there were 159 Ruth’s Chris Steak House restaurants, including 83 Company-owned restaurants, three restaurants operating under contractual agreements and 73 franchisee-owned restaurants, including 21 international franchisee-owned restaurants.

On July 29, 2019, we completed the acquisition of substantially all the assets of three franchisee-owned Ruth’s Chris Steak House restaurants (MBR Franchise Acquisition) for a cash purchase price of $18.6 million.  The results of operations, financial position and cash flows of the MBR Franchise Acquisition are included in our consolidated financial statements as of the date of the acquisition.  For additional information, see Note 3 of the consolidated financial statements.

On December 12, 2017, we completed the acquisition of substantially all the assets of the Hawaiian Restaurants for a cash purchase price of $35.4 million.  The results of operations, financial position and cash flows of the Hawaiian Restaurants are included in our consolidated financial statements as of the date of the acquisition.

The Ruth’s Chris menu features a broad selection of high-quality USDA Prime and Choice grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling” and topped with butter—complemented by other traditional menu items inspired by our New Orleans heritage. The Ruth’s Chris restaurants reflect the 54-year commitment to the core values instilled by our founder, Ruth Fertel, of caring for our guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere.

Our Ruth’s Chris restaurants cater to special occasion diners and frequent customers, in addition to the business clientele traditionally served by upscale steakhouses, by providing a dining experience designed to appeal to a wide range of guests. We believe our focus on creating this broad appeal provides us with opportunities to expand into a wide range of markets, including many markets not traditionally served by upscale steakhouses. We offer USDA Prime and other high-quality steaks that are aged and prepared to exact company standards and cooked in 1,800-degree broilers. We also offer veal, lamb, poultry and seafood dishes and a broad selection of appetizers. We complement our distinctive food offerings with an award-winning wine list. During the fiscal year 2019, the average check was $86 per person at Company-owned Ruth’s Chris Restaurants.

All Company-owned Ruth’s Chris Steak House restaurants are located in the United States. The franchisee-owned Ruth’s Chris Steak House restaurants include 21 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Singapore and Taiwan. In 2017, the Company opened three new Ruth’s Chris Steak House restaurants – one in Waltham, MA in January, one in Cleveland, OH in March and one in Denver, CO in December.  One new Ruth’s Chris Steak House restaurant operating under a contractual agreement opened in Tulsa, OK in January 2017.  Franchisees opened two new restaurants in 2017, in Chengdu, China and Kauai, HI.  The Kauai, HI restaurant was acquired by the Company in December 2017. During the Company’s fiscal year 2017, a franchisee-owned Ruth’s Chris Steak House restaurant in San Juan, Puerto Rico was closed.  In 2018, the Company opened two new Ruth’s Chris Steak House restaurants – one in Jersey City, NJ in August and one in Paramus, NJ in November.  Franchisees opened two new restaurants during 2018, in Ft. Wayne, IN and Markham, Ontario.  The franchisee-owned Ruth’s Chris Steak House restaurants in Ridgeland, MS and Dubai, United Arab Emirates were closed in March 2018 and April 2018, respectively.  Due to the scheduled expiration of our lease we closed one of our Ruth’s Chris Steak House restaurants in Washington D.C. in December 2018.  In 2019, the Company opened two new Ruth’s Chris Steak House restaurants – one in Columbus, OH in October and one in Somerville, MA in November.  A franchisee opened a new restaurant in 2019 in Chongqing, China.  Subsequent to the end of the year, the Company relocated one of its Ruth’s Chris Steak House restaurants in Washington, D.C. due to the expiration of a lease.

The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) with an initial date of application of December 31, 2018.  As a result, the Company has changed its accounting policy for lease accounting.  The Company applied Topic 842 using the modified retrospective method for all leases in effect at the date of adoption.  This new lease standard requires a lessee to recognize on the balance sheet a liability for future lease obligations and a corresponding right-of-use (ROU) asset.  The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  The Company chose the effective date as its initial date of adoption.  Consequently, the comparative information has not been restated and continues to be reported under the Company’s lease accounting policy in effect prior to the adoption of Topic 842.

The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carry forward prior conclusions regarding lease identification, lease classification and initial direct costs for existing leases.  The Company did not elect the hindsight practical expedient.  The details of the significant changes as a result of adopting Topic 842 are provided below:

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

The Company did not experience material changes to either the consolidated statements of income or the consolidated statements of cash flows due to the adoption of Topic 842.  See Note 4 of the Notes to Consolidated Financial Statements for a summary of the impact of the adoptions of Topic 842.

Recap of Fiscal Year 2019 and Fiscal Year 2018 Operating Results

Operating income for fiscal year 2019 increased from fiscal year 2018 by $802 thousand to $52.5 million. Operating income for fiscal year 2019 was favorably impacted by a $13.9 million increase in restaurant sales and decreases in marketing and advertising and general and administrative expenses, which were partially offset by increased food and beverage costs, restaurant operating expenses and depreciation and amortization expenses.  Higher restaurant sales were attributable to an increase in both new Company-owned restaurant sales and comparable Company-owned restaurants.  After-tax income from continuing operations during fiscal year 2019 increased from fiscal year 2018 by $606 thousand to $42.2 million. Fiscal year 2019 net income increased from fiscal year 2018 by $526 thousand to $42.2million.

Operating income for fiscal year 2018 increased from fiscal year 2017 by $5.0 million to $51.7 million. Operating income for fiscal year 2018 was favorably impacted by a $37.0 million increase in restaurant sales, which was partially offset by increased food and beverage costs, restaurant operating expenses, marketing and advertising, general and administrative costs and depreciation and amortization expenses.  The Company had a $3.9 million loss on impairment during fiscal year 2017 that did not reoccur in fiscal year 2018.  Higher restaurant sales were attributable to an increase in new Company-owned restaurant sales partially offset by sales at comparable Company-owned restaurants.  After-tax income from continuing operations during fiscal year 2018 increased from fiscal year 2017 by $11.4 million to $41.6 million. Income tax expense decreased $7.4 million primarily due to the passage of the 2017 Tax Act which reduced the statutory rate from 35% to 21%.  Fiscal year 2018 net income increased from fiscal year 2017 by $11.5 million to $41.7 million.

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

	Fiscal Year
	2019	2018	2017
Revenues:
Restaurant sales	94.3%	94.5%	94.1%
Franchise income	3.8%	4.0%	4.2%
Other operating income	1.9%	1.5%	1.7%
Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	28.9%	28.1%	29.8%
Restaurant operating expenses (percentage of restaurant sales)	48.6%	48.3%	47.5%
Marketing and advertising	3.3%	3.7%	3.1%
General and administrative costs	7.4%	8.2%	7.9%
Depreciation and amortization expenses	4.6%	4.1%	3.6%
Pre-opening costs	0.4%	0.4%	0.5%
Loss on impairment	—	—	0.9%
Total costs and expenses	88.8%	88.6%	88.7%
Operating income	11.2%	11.4%	11.3%

Other income (expense):
Interest expense, net	(0.5%)	(0.4%)	(0.2%)
Other	0.0%	(0.0%)	0.0%
Income from continuing operations before income tax expense	10.7%	11.0%	11.1%
Income tax expense	1.7%	1.8%	3.8%
Income from continuing operations	9.0%	9.2%	7.3%
Income (loss) from discontinued operations, net of income taxes	—	0.0%	(0.0%)
Net income	9.0%	9.2%	7.3%

Fiscal Year 2019 Compared to Fiscal Year 2018

Restaurant Sales. Restaurant sales increased $13.9 million, or 3.3%, to $441.4 million during fiscal year 2019 from fiscal year 2018. The increase was attributable to a $10.7 million increase in new restaurants and a $3.2 million increase from comparable Company-owned restaurants. Total operating weeks during fiscal year 2019 increased to 4,139 from 4,027 during fiscal year 2018.  Comparable Company-owned restaurant sales increased 0.9%, which consisted of an average check increase of 1.7%, and 0.8% decrease in traffic counts. New restaurant sales primarily increased in fiscal year 2019 due to an increase in 66 operating weeks from the MBR Franchise Acquisition in July 2019 and new restaurants in Jersey City, Paramus and Columbus.

Franchise Income. Franchise income decreased $40 thousand, or 0.2%, to $17.9 million during fiscal year 2019 from fiscal year 2018. The decrease is primarily attributable to a decrease in sales-based royalty income from the MBR Franchise Acquisition.

Other Operating Income. Other operating income increased $1.8 million, or 25.8%, to $8.8 million during fiscal year 2019 from fiscal year 2018. Other operating income includes our share of income from managed restaurants, gift card breakage revenue and miscellaneous restaurant income. The increase in other operating income was primarily due to an increase of $1.1 million in breakage revenue and $716 thousand in income from restaurants operating under contractual agreements, including a full year of operations of the new location in Reno, NV.

Food and Beverage Costs. Food and beverage costs increased $7.5 million, or 6.2%, to $127.6 million during fiscal year 2019 from fiscal year 2018. Food and beverage costs, as a percentage of restaurant sales, increased 80 basis points to 28.9% compared to fiscal year 2018 largely due to an increase of 8.4% in total beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $8.5 million, or 4.1%, to $214.7 million during fiscal year 2019 from fiscal year 2018. Restaurant operating expenses, as a percentage of restaurant sales, increased 40 basis points to 48.6% compared to fiscal year 2018 primarily due to occupancy related increases.

Marketing and Advertising. Marketing and advertising expenses decreased $1.2 million, or 7.3% to $15.4 million during fiscal year 2019 from fiscal year 2018. Marketing and advertising, as a percent of total revenue, decreased 40 basis points to 3.3% compared to fiscal year 2018. The decrease in marketing and advertising expenses during fiscal year 2019 was attributable to a planned decrease in marketing research investments.

General and Administrative. General and administrative expenses decreased $2.6 million or 7.0% to $34.6 million during fiscal year 2019 from fiscal year 2018.  The decrease in general and administrative costs was attributable to a reduction of $1.5 million in compensation costs and a $989 thousand reduction in franchisee acquisition and integration costs.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $2.8 million to $21.4 million during fiscal year 2019, primarily due to property additions related to new restaurants and remodel projects placed in service within the last twelve months including $581 thousand of depreciation and amortization related to the MBR Franchise Acquisition.

Pre-opening Costs. Pre-opening costs remained relatively unchanged at $1.8 million in fiscal year 2019 compared to $1.9 million in fiscal year 2018.

Interest Expense. Interest expense increased $458 thousand to $2.2 million during fiscal year 2019 from fiscal year 2018. The increase in expense was primarily due to higher average debt balances during fiscal year 2019 compared to fiscal year 2018.

Other Income. During fiscal year 2019 we recognized $115 thousand of other income.  During fiscal year 2018 we recognized $73 thousand of other expense.

Income Tax Expense. During fiscal year 2019 we recognized $8.2 million in income tax expense.  The effective tax rate, including the impact of discrete items, decreased to 16.2% during fiscal year 2019 compared to 16.5% during fiscal year 2018.  The effective tax rate decreased during fiscal year 2019 primarily due to an increased impact from the FICA tip credit and a reduction in disallowed executive compensation which was partially offset by a higher state income tax rate.

Income from Continuing Operations. Income from continuing operations of $42.2 million during fiscal year 2019 increased by $606 thousand compared to fiscal year 2018 due to the factors noted above.

Income (Loss) from Discontinued Operations, net of income taxes. There was no income (loss) from discontinued operations, net of income taxes during fiscal year 2019 compared to income of $80 thousand during fiscal year 2018. Discontinued operations includes the recurring revenues and expenses of closed restaurants and related income taxes.

Net Income. Net income was $42.2 million during fiscal year 2019 compared to $41.7 million net income during fiscal year 2018 due to the factors noted above.

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

Liquidity and Capital Resources

Overview

Our principal sources of cash during fiscal year 2019 were net cash provided by operating activities and borrowings under our senior credit facility. Our principal uses of cash during fiscal year 2019 were for principal repayments under our senior credit facility, capital expenditures, common stock repurchases, the MBR Franchise Acquisition and dividend payments. Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our statement of cash flows.

In October 2019, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $60 million of outstanding common stock from time to time.  The new share repurchase program replaces the previous share repurchase program announced in October 2017, which has been terminated.  During fiscal year 2019, 1,148,515 shares were repurchased at an aggregate cost of $25.8 million or an average cost of $22.48 per share. All repurchased shares were retired and cancelled. As of December 29, 2019, $54.8 million remained available for future purchases under the share repurchase program.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. We paid a quarterly cash dividend of $0.13 per share, or $3.8 million to $4.0 million in the aggregate, during each of the quarters of fiscal year 2019. On February 21, 2020, we announced that our Board of Directors declared a quarterly cash dividend of $0.15 per share, or $4.4 million in the aggregate, to be paid on March 20, 2020 to common and restricted stockholders of record as of the close of business on March 6, 2020. Future dividends will be subject to the approval of our Board of Directors.

We believe that our borrowing ability under our senior credit facility coupled with our anticipated cash flow from operations should provide us with adequate liquidity in fiscal year 2020.

Senior Credit Facility

As of December 29, 2019, we had $64.0 million of outstanding indebtedness under our senior credit facility with approximately $51.2 million of borrowings available, net of outstanding letters of credit of approximately $4.8 million. As of December 29, 2019, the weighted average interest rate on our outstanding debt was 3.5% and the weighted average interest rate on our outstanding letters of credit was 1.9%.  In addition, the fee on the unused portion of our senior credit facility was 0.3%.

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

On September 18, 2019, the Company entered into the First Amendment to the Credit Agreement (the “First Amendment”) which amends its existing Credit Agreement, dated as of February 2, 2017 (the “Existing Credit Agreement” and the Existing Credit Agreement as amended by the First Amendment, the “Amended Credit Agreement”).  The First Amendment, among other changes, increases the amount of the revolving credit facility to $120.0 million.  Subject to the satisfaction of certain conditions and lender consent, the revolving credit facility under the Amended Credit Agreement may be increased up to a maximum of $150.0 million.  The amounts of the letters of credit subfacility and swingline subfacility under the Amended Credit Agreement remain unchanged from the Existing Credit Agreement at $5.0 million each.

The Amended Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants requiring a minimum fixed coverage charge ratio and limiting our consolidated leverage ratio.  As of December 29, 2019, we were in compliance with all of the covenants in the Amended Credit Agreement.  The Amended Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company.  If any event of default occurs and is not cured within the applicable grace period, or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments under the Amended Credit Agreement and the lenders’ commitments may be terminated. The obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries (the Guarantors), and are secured by a lien on substantially all of our personal property assets other than any equity interest in current and future subsidiaries of the Company.

Under the Amended Credit Agreement, restricted junior payments, which include cash dividend payments, repurchases of our equity securities and payments and prepayments of subordinated indebtedness, made subsequent to February 2, 2017 are limited to $100.0 million if our consolidated leverage ratio is greater than or equal to 2.00:1.00, and are not limited in amount if our consolidated leverage ratio is less than or equal to 2.00:1.00.  As of the date of this Annual Report on Form 10-K, we are below the leverage ratio and have made $108.7 million in junior restricted payments since February 2, 2017.  We pay interest under our senior credit agreement based on LIBOR.  The FCA, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021, and it appears likely that LIBOR will be discontinued or modified by 2021.  While our senior credit agreement includes a mechanism for an alternate rate to LIBOR, there is no guarantee that the discontinuance of LIBOR will not result in financial market disruptions or significant increases in benchmark interest rates or borrowing costs, any of which may have an adverse affect on us.

Capital Expenditures and Acquisition of Restaurants

Capital expenditures in fiscal year 2019, which aggregated $50.3 million, pertained primarily to $14.4 million for restaurant remodel and capital replacement projects; $11.0 million for new restaurants and $18.6 million related to the acquisition of the MBR Franchise Acquisition from the owner franchisee.  Capital expenditures in fiscal year 2018, which aggregated $31.9 million, pertained primarily to $13.1 million for new restaurants and $14.7 million for restaurant remodel projects. Capital expenditures in fiscal year 2017, which aggregated $56.6 million, pertained primarily to $9.8 million for new restaurants; $9.7 million for restaurant remodel projects; and $35.4 million related to the acquisition of the Hawaiian Restaurants from the owner franchisee.  We anticipate capital expenditures in fiscal year 2020 will be approximately $43.0 to $45.0 million. We relocated one location in Washington, D.C. at a leased location in January 2020 and currently expect to open three more Company-owned restaurants at leased locations in fiscal year 2020.

Cash Flows

The following table summarizes our primary sources and uses of cash (in thousands):

	Fiscal Year
	2019	2018	2017
Net cash provided by (used in):
Operating activities	$72,910	$78,294	$68,693
Investing activities	(50,281)	(31,907)	(56,612)
Financing activities	(22,124)	(45,376)	(11,818)
Net increase in cash and cash equivalents	$505	$1,011	$263

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

Investing Activities. Fiscal years 2019 and 2017 pertained primarily to both the acquisition of franchisee owned restaurants and capital expenditure projects.  Fiscal year 2018 investing activities were primarily related to capital expenditure projects.

Financing Activities. Financing activities used cash in all three years. During fiscal year 2019 we:  repurchased common stock of $25.8 million; increased the debt outstanding under our senior credit facility by $23.0 million; paid dividends of $15.6 million; and paid $3.7 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options.  We paid $3.7 million in taxes in connection with the vesting of restricted stock and the exercise of stock options because some recipients elected to satisfy their individual tax withholding obligations by having us withhold a number of vested shares of restricted stock and/or a number of shares otherwise issuable pursuant to stock options.  During fiscal year 2018 we:  repurchased common stock of $18.5 million; paid dividends of $13.5 million; decreased the debt outstanding under our senior credit facility by $9.0 million; and paid $4.3 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options.  During fiscal year 2017 we:  increased the debt outstanding under our senior credit facility by $25.0 million; repurchased common stock of $23.9 million; paid dividends of $11.4 million; and paid $2.1 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options.

Contractual Obligations

The following table summarizes our contractual obligations as of December 29, 2019:

	Payments due by period
		Less than	1-2	3-5	More than
	Total	1 year	years	years	5 years
	(in millions)
Long-term debt obligations	$66.4	$2.4	$—	$64.0	$—
Operating lease obligations	334.8	28.6	28.1	75.0	203.1
Total	$401.2	$31.0	$28.1	$139.0	$203.1

Long-term debt obligations include principal maturities and expected interest payments. Expected interest payments were estimated using the interest and fee rates under our senior credit facility as of December 29, 2019. Operating lease obligations do not include contingent rent, common area maintenance, property taxes and other pass through charges from our landlords. The above table does not include recorded liabilities to vendors or employees nor does it include routine purchase commitments shorter than twelve months in duration for food and supplies.

Pursuant the terms of the purchase agreement, upon closing of the sale of the Mitchell’s Restaurants in January 2015, Landry’s assumed the lease obligations of the Mitchell’s Restaurants.  However, the Company has guaranteed Landry’s lease obligations aggregating $24.2 million under five of the leases. Separate from the purchase agreement Landry’s has agreed to indemnify the Company in the event of a default under any of the leases. The above table does not include potential lease obligations for the Mitchell’s Restaurants.

Off-Balance Sheet Arrangements

As of December 29, 2019, we do not have any off-balance sheet arrangements.

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

Impairment of Long-Lived Assets

We review property and equipment (which includes leasehold improvements) and operating lease right-of-use (ROU) assets for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of permanent impairment. In determining future cash flows, we make significant estimates with respect to future operating results of each restaurant over the expected remaining life of the primary asset in the restaurant. If assets are determined to be impaired, the loss on impairment is measured by calculating the amount by which the asset-carrying amount exceeds its fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record additional losses on impairment on these assets. During the fourth quarter of fiscal year 2017, the Company recognized a $3.9 million impairment loss due to the decline in the estimated fair value of the long-lived assets (primarily leasehold improvements) of one Ruth’s Chris Steak House restaurant. The decline in the estimated fair value was attributable to decreases in the restaurant’s projected profitability.

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

Generally, costs for exit or disposal activities, including restaurant closures, are expensed as incurred. The costs include the cost of disposing of the assets as well as other facility-related expenses from previously closed restaurants. For restaurants operated under operating leases, on the date we commit to a plan to either abandon the related ROU asset or sublease the underlying asset, we evaluate the ROU asset for potential impairment and determine the go-forward accounting based on requirements in Topic 842.

Valuation and Recoverability of Goodwill and Franchise Rights

Goodwill and franchise rights arose primarily from our acquisition of franchisee-owned Ruth’s Chris restaurants.  We recognized $7.1 million of franchise rights and $9.0 million of goodwill related to the MBR Franchise Acquisition completed on July 29, 2019.

Prior to the MBR Franchise Acquisition, the most significant acquisitions were completed in 1996, 1999, 2006, 2007 and 2017. Goodwill is not subject to amortization and franchise rights acquired prior to 2008 are also not subject to amortization. Such assets must be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The annual testing date for determining whether goodwill and other intangible assets are impaired is the last day of the Company’s 48th fiscal week, which in fiscal year 2019 is December 1, 2019.  A variety of inherently uncertain estimates, judgments and projections are used in both assessing whether there has been an indicator that an impairment of an intangible asset may have occurred.  We performed our annual impairment test of our goodwill and franchise rights using a qualitative assessment.  In using the qualitative approach, we evaluated factors, including but not limited to, recent financial performance; forecasts for future cash flows; our stock price and market capitalization; recent impairment tests; legal factors; the business climate; and the competitive environment.  Any adverse change in these factors could have a significant impact on the recoverability of these assets which could have a material impact on our consolidated financial statements.  If we determine that an intangible asset may be impaired, we are required to estimate its fair value. Because similar intangible assets are not bought and sold regularly in public markets, estimates of fair value of our intangible assets are inherently uncertain.

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

Income Taxes

We account for income taxes in accordance with FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes (Topic 740). Topic 740 establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. We recognize deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities resulted in a net deferred tax asset, an evaluation is made of the probability of our ability to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. The realization of such net deferred tax will generally depend on whether we will have sufficient taxable income of an appropriate character within the carry-forward period permitted by the tax law. Without sufficient taxable income to utilize the deductible amounts and carry forwards, the related tax benefits will expire unused. We have evaluated both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Measurement of deferred items is based on enacted tax laws.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASC Topic 842, Leases (Topic 842), which requires a lessee to recognize a liability for future lease obligations and a corresponding right-of-use (ROU) asset and replaces most existing lease guidance in GAAP.  The Company adopted this new lease recognition standard on December 31, 2018.  See Note 4 for further information about our transition to this new lease recognition standard.

Recent Accounting Pronouncements for Future Application

In June 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses.  This update requires immediate recognition of management’s estimates of current expected credit losses.  This update is effective for the Company in the first quarter of fiscal year 2020.  The adoption of ASU 2016-13 is not expected to have a significant impact on the Company’s ongoing financial reporting.

In January 2017 the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Impairment Test for Goodwill.  This update eliminated the calculation of implied goodwill fair value.  This update is effective for the Company in the first quarter of fiscal year 2020.  The adoption of ASU 2017-04 is not expected to have a significant impact on the Company’s ongoing financial reporting.

In August 2018 the FASB issued ASU 2018-13, Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  This update eliminated the calculation of implied goodwill fair value.  This update is effective for the Company in the first quarter of fiscal year 2020.  The adoption of ASU 2018-13 is not expected to have a significant impact on the Company’s ongoing financial reporting.

In August 2018 the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).  This update aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  This update is effective for the Company in the first quarter of fiscal year 2020. The adoption of ASU 2018-15 is not expected to have a significant impact on the Company’s ongoing financial reporting.

In August 2018 the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses.  This update clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20.  Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842.  This update is effective for the Company in the first quarter of fiscal year 2020. The adoption of ASU 2018-19 is not expected to have a significant impact on the Company’s ongoing financial reporting.

In December 2019 the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  This update is effective for the Company in the first quarter of fiscal year 2021.  This update simplifies the accounting for interim period tax law changes and loss limitations, ownership changes in equity investments, intraperiod tax allocations and the stepup of tax basis in goodwill that is not acquired during a business combination.  The adoption of ASU 2019-12 is not expected to have a significant impact on the Company’s ongoing financial reporting.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 29, 2019, the Company had $64.0 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical 100 basis point change in interest rates as of December 29, 2019 would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2020 of approximately $640 thousand.

Effects of Healthcare Inflation

The Company is exposed to market price fluctuations related to the cost of providing healthcare to its employees.  Claim trends are predicted to outpace inflation throughout the upcoming year.  Pharmacy costs are also rising in excess of general and medical cost inflation.  If prices increase, or the Company experiences significantly more claims, operating margin could be materially adversely affected.  Holding other variables constant, a hypothetical 10% fluctuation in healthcare costs would have an approximate impact on pre-tax earnings of approximately $800 thousand for the 2020 fiscal year.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations. Franchise fee revenue from international locations aggregated $2.9 million in fiscal year 2019, $2.7 million in fiscal year 2018 and $2.9 million in fiscal year 2017.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. As of December 29, 2019, we have negotiated set pricing on approximately 75% of our tenderloin supply into mid-February 2020.  This represents approximately 30% of the Company’s total beef supply.  The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. Holding other variables constant, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $4 million to $5 million for fiscal year 2020.

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

Effects of Inflation

Components of the Company’s operations subject to inflation include food, beverage, lease and labor costs. The Company’s leases require it to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. The Company believes that general inflation, excluding increases in food, labor and employee health plan costs, has not had a material impact on its results of operations in recent years.   Recently, governmental entities acted to increase minimum wage rates in several jurisdictions wherein Company-owned restaurants are located, which will increase our operating costs. The increased minimum wage rates are expected to increase employee compensation and related taxes by approximately $1.1 million in fiscal year 2020 compared to fiscal year 2019.  Also, the U.S. government may act to increase the federal minimum wage rate.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 29, 2019. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 29, 2019 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2019. In making this assessment, management applied the criteria based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of the Company’s internal control over financial reporting. Based upon this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 29, 2019.

KPMG LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements included herein and issued an audit report on the Company’s internal control over financial reporting as of December 29, 2019, which follows.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ending December 29, 2019, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Ruth’s Hospitality Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Ruth’s Hospitality Group, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2019 and December 30, 2018, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

February 27, 2020

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is incorporated by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Information as of December 29, 2019 concerning compensation plans under which our equity securities are authorized for issuance was as follows:

			Number of Securities
			Remaining Available for
			Future Issuance Under an
	Number of Securities to	Weighted-Average	Equity Compensation Plan
	be Issued Upon Exercise	Exercise Price of	(Excluding Securities
Plan Category	of Outstanding Awards	Outstanding Awards	Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
Amended and Restated 2005 Long-Term Equity Incentive Plan	501,186	N/A	—
2018 Omnibus Incentive Plan	421,236	N/A	2,325,953

(a)

The number of securities to be issued includes outstanding restricted stock awards made to employees and officers of the Company and outstanding restricted stock units awarded to non-employee directors.

(b)	The outstanding awards in column (a) do not have an exercise price.
(c)	The total reflects all shares available for grant and could include restricted stock as further described in Note 14 of the accompanying consolidated financial statements.
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 27, 2016).

3.2	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 25, 2019).

4.1	Description of Registrant Securities.

10.1	License Agreement dated July 16, 1999 between Ruth U. Fertel and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.2*	Amended and Restated 2005 Long-Term Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed April 19, 2013).

10.3*	Amendment No. 1 to Amended and Restated 2005 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed March 8, 2017).

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

10.10*

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

10.12*	Ruth’s Hospitality Group 2018 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 4, 2016).

10.13*

Multi-Site Sale Leaseback Purchase Agreement dated August 1, 2008 among the Company, RCSH Operations, LLC, RCSH Operations, Inc. and RHG Kingfish, LLC and Sovereign Investment Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 5, 2008).

10.14*

Asset Purchase Agreement, dated May 1, 2019, by and among RCSH Operations, LLC, Marsha Brown Restaurants, L.P., Marsha Brown Restaurants, Inc., M.R. Brown, Inc., Marsha Brown Development Corporation, and Ophelia May LLC, and the individuals listed on the signature page thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 1, 2019).

10.15*

Credit Agreement, dated as of February 2, 2017, by and among the Company, the  Guarantors, the Lenders and Wells Fargo Bank, National Association, as administrative agent and Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 8, 2017).

10.16*

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

10.17*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated June 4, 2018, between the Company and Cheryl Henry (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 4, 2018).

10.18*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated June 4, 2018 between the Company and Michael P. O’Donnell (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 4, 2018).

10.19*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement, effective as of August 8, 2011, by and between Ruth’s Hospitality Group, Inc. and Arne G. Haak (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 29, 2011).

10.20*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement, effective as of October 24, 2018, by and between Ruth’s Hospitality Group, Inc. and Susan L. Mirdamadi (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 25, 2018).

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because it's XBRL tags are embedded within the Inline XBRL document.

Exhibit	Description

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2020

RUTH’S HOSPITALITY GROUP, INC.

By:	/s/ CHERYL J. HENRY
Cheryl J. Henry President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Ruth’s Hospitality Group, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates

/s/ CHERYL J. HENRY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
Cheryl J. Henry

/s/ ARNE G. HAAK	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2020
Arne G. Haak

/s/ MICHAEL P. O’DONNELL	Executive Chairman of the Board	February 27, 2020
Michael P. O’Donnell

/s/ ROBIN P. SELATI	Lead Director	February 27, 2020
Robin P. Selati

/s/ GIANNELLA ALVAREZ	Director	February 27, 2020
Giannella Alvarez

/s/ MARY BAGLIVO	Director	February 27, 2020
Mary Baglivo

/s/ CARLA R. COOPER	Director	February 27, 2020
Carla R. Cooper

/s/ STEPHEN M. KING	Director	February 27, 2020
Stephen M. King

/s/ MARIE L. PERRY	Director	February 27, 2020
Marie L. Perry

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Ruth’s Hospitality Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ruth’s Hospitality Group, Inc. and subsidiaries (the Company) as of December 29, 2019 and December 30, 2018 the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 29, 2019, and the related notes (collectively, the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 4 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 31, 2018 due to the adoption of Accounting Standards Codification Topic 842, Leases.  As discussed in Note 5 to the consolidated financial statements, the Company has changed its method of accounting for revenue as of January 1, 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that:  (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements.  The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the gift card breakage rate

As discussed in Notes 2(l) and 5 to the consolidated financial statements, the Company’s liability for gift cards sold but not yet redeemed as of December 29, 2019 was $52.9 million.  The liability represents the full value of all gift cards sold less the amount the Company has recognized as income for gift cards that are not expected to be redeemed.  The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage, and is based on historical breakage rates.

We identified the evaluation of the gift card breakage rate as a critical audit matter.  Testing the gift card breakage rate involved a high degree of subjectivity, because future gift card usage may be different than historical experience and is subject to inherent uncertainty.

The primary procedures we performed to address this critical audit matter included the following.  We tested certain internal controls over the Company’s gift card process including the gift card issuance and redemption data used to develop the breakage rate.  We assessed the Company’s estimated breakage rate, including the underlying gift card issuance and redemption data.  We compared an independent acceptable range to the amount recorded by the Company.  We compared the historically estimated breakage against actual breakage to assess the Company’s ability to accurately forecast gift card breakage.

Evaluation of the incremental borrowing rate used to calculate operating lease liabilities and related right-of-use (ROU) asset

As discussed in Note 4 to the consolidated financial statements, effective December 31, 2018 the Company adopted Accounting Standards Codification Topic 842, Leases.  Upon adoption, the Company recorded ROU assets and operating lease liabilities of $166.0 million and $195.0 million, respectively.  Operating lease liabilities are recognized based on the present value of future minimum lease payments over the future minimum rental payments to present value.  The Company estimated its incremental borrowing rates based on the information available at the adoption date.

We identified the evaluation of the incremental borrowing rates (the rates) used to calculate the Company’s operating lease liabilities as a critical audit matter.  The Company determined its rates by starting with the interest rate on its senior revolving credit facility and making adjustments to that interest rate to reflect the amount that it would pay to borrow the amount of the lease payments on a collateralized basis over similar terms.  The Company validated such rates by determining its credit rating, adjusting the rating to capture payment terms on a collateralized basis, and establishing a yield curve based on such credit rating.  The evaluation of how and by how much to adjust the interest rate for the senior revolving credit facility to arrive at the appropriate rates required complex auditor judgements.

The primary procedures we performed to address this critical audit matter included the following.  We tested certain internal controls over the Company’s process to develop the rates.  We involved valuation professionals with specialized skills and knowledge, who assisted in:

•	Performing an independent assessment of the methodology used by the Company to estimate the rates;
•	Evaluating the Company’s assumptions underlying the estimation of the rates; and
•	Developing an independent acceptable range for the rates and comparing the results to the Company’s rates.

Assessment of fair value of territory rights

As discussed in Note 3 to the consolidated financial statements, on July 29, 2019, the Company completed the acquisition of substantially all of the assets of the MBR Franchise Acquisition restaurants for a cash purchase price of $18.6 million.  The acquisition resulted in the recording of franchise and territory rights of $7.1 million.  The determination of the acquisition date fair value of the franchise and territory rights was based on a multi-period excess earnings approach and involved projected after-tax future earnings discounted using a market-based discount rate, from which a contributory asset charge for net working capital, property and equipment, and assembled workforce was subtracted.

We identified the assessment of fair value of territory rights as a critical audit matter.  The estimated fair value of the territory rights resulted in the application of greater auditor judgement.  The estimated future cash flows used to calculate the fair value of the assets and liabilities were challenging to test as changes to those cash flows had a significant effect on the Company’s assessment of the fair value of the territory rights.

The primary procedures we performed to address this critical audit matter included the following.  We tested certain internal controls over the Company’s fair value assessment process, including controls related to the determination of the fair value of the territory rights.  We performed sensitivity analyses over the estimated future cash flows to assess their impact on the Company’s determination of fair value of the territory rights.  We compared the Company’s historical estimated future cash flows to actual results to assess the Company’s ability to accurately forecast.  We involved valuation professionals with specialized skills and knowledge, who assisted in testing the estimate of the territory rights fair value using the cash flow assumptions and comparing the result to the Company’s fair value estimate.

/s/    KPMG LLP

We have served as the Company’s auditor since 1994.

Orlando, Florida

February 27, 2020

RUTH'S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 29,	December 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$5,567	$5,062
Accounts receivable, less allowance for doubtful accounts 2019 - $241; 2018 - $322	23,769	19,476
Inventory	9,623	9,296
Prepaid expenses and other	3,052	2,528
Total current assets	42,011	36,362
Property and equipment, net of accumulated depreciation 2019 - $173,845; 2018 - $160,153	142,962	125,991
Operating lease right of use assets	206,358	—
Goodwill	45,549	36,522
Franchise rights, net of accumulated amortization 2019 - $4,401; 2018 - $2,299	49,916	44,919
Other intangibles, net of accumulated amortization 2019 - $1,439; 2018 - $1,395	4,449	4,862
Deferred income taxes	4,929	5,353
Other assets	702	604
Total assets	$496,876	$254,613

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$13,598	$10,273
Accrued payroll	17,303	19,475
Accrued expenses	10,574	10,535
Deferred revenue	52,856	48,370
Current operating lease liabilities	14,313	—
Other current liabilities	4,237	6,619
Total current liabilities	112,881	95,272
Long-term debt	64,000	41,000
Operating lease liabilities	223,292	—
Deferred rent	—	23,692
Unearned franchise fees	2,489	2,680
Other liabilities	69	1,837
Total liabilities	402,731	164,481
Commitments and contingencies (Note 11)	—	—
Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 28,418,691 shares issued and outstanding at December 29, 2019, 29,268,776 shares issued and outstanding at December 30, 2018	284	293
Additional paid-in capital	40,462	61,819
Retained earnings	53,399	28,020
Treasury stock, at cost; 71,950 shares at December 29, 2019 and December 30, 2018	—	—
Total shareholders' equity	94,145	90,132
Total liabilities and shareholders' equity	$496,876	$254,613

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar amounts in thousands, except share and per share data)

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2019	2018	2017
Revenues:
Restaurant sales	$441,361	$427,433	$390,434
Franchise income	17,879	17,919	17,545
Other operating income	8,786	6,982	6,844

Total revenues	468,026	452,334	414,823

Costs and expenses:
Food and beverage costs	127,597	120,112	116,361
Restaurant operating expenses	214,715	206,258	185,444
Marketing and advertising	15,432	16,639	12,724
General and administrative costs	34,643	37,253	32,700
Depreciation and amortization expenses	21,354	18,538	14,995
Pre-opening costs	1,824	1,875	2,013
Loss on impairment	—	—	3,904
Total costs and expenses	415,565	400,675	368,141
Operating income	52,461	51,659	46,682
Other income (expense):
Interest expense, net	(2,197)	(1,739)	(821)
Other	115	(73)	53
Income from continuing operations before income tax expense	50,379	49,847	45,914
Income tax expense	8,173	8,247	15,669
Income from continuing operations	42,206	41,600	30,245
Income (loss) from discontinued operations, net of income taxes	—	80	(108)
Net income	$42,206	$41,680	$30,137

Basic earnings (loss) per common share:
Continuing operations	$1.46	$1.40	$1.00
Discontinued operations	—	0.01	(0.01)
Basic earnings per share	$1.46	$1.41	$0.99

Diluted earnings (loss) per common share:
Continuing operations	$1.44	$1.37	$0.98
Discontinued operations	—	0.01	(0.01)
Diluted earnings per share	$1.44	$1.38	$0.97

Shares used in computing earnings (loss) per common share:
Basic	28,998,382	29,659,461	30,346,999
Diluted	29,376,980	30,273,841	30,916,364

Cash dividends declared per common share	$0.52	$0.44	$0.36
See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(Amounts in thousands)

				(Accumulated
			Additional	Deficit)
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders'
	Shares	Value	Capital	Earnings	Shares	Value	Equity
Balance at December 25, 2016	30,549	$305	$95,266	$(16,562)	72	$—	$79,009
Net income	—	—	—	30,137	—	—	30,137
Cash dividends	—	—	—	(11,383)	—	—	(11,383)
Repurchase of common stock	(1,169)	(12)	(23,876)	—	—	—	(23,888)
Shares issued under stock compensation plan net of shares withheld for tax effects	266	3	(1,136)	—	—	—	(1,133)
Stock-based compensation	—	—	6,763	—	—	—	6,763
Balance at December 31, 2017	29,646	296	77,017	2,191	72	—	79,504
Net income	—	—	—	41,680	—	—	41,680
Cash dividends	—	—	—	(13,527)	—	—	(13,527)
Repurchase of common stock	(689)	(7)	(18,532)	—	—	—	(18,539)
Shares issued under stock compensation plan net of shares withheld for tax effects	312	3	(4,313)	—	—	—	(4,310)
Stock-based compensation	—	—	7,647	—	—	—	7,647
Cumulative effect of a change in accounting principle (Note 5)	—	—	—	(2,324)	—	—	(2,324)
Balance at December 30, 2018	29,269	293	61,819	28,020	72	—	90,132
Net income	—	—	—	42,206	—	—	42,206
Cash dividends	—	—	—	(15,566)	—	—	(15,566)
Repurchase of common stock	(1,149)	(12)	(25,806)	—	—	—	(25,818)
Shares issued under stock compensation plan net of shares withheld for tax effects	299	3	(3,707)	—	—	—	(3,704)
Stock-based compensation	—	—	8,157	—	—	—	8,157
Cumulative effect of a change in accounting principle (Note 4)	—	—	—	(1,261)	—	—	(1,261)
Balance at December 29, 2019	28,419	$284	$40,462	$53,399	72	$—	$94,145

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$42,206	$41,680	$30,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,354	18,538	14,995
Deferred income taxes	837	341	4,977
Non-cash interest expense	86	82	119
Debt issuance costs written-off	—	—	16
Gain on the disposal of property and equipment, net	51	55	—
Loss on impairment	—	—	3,904
Amortization of below market lease	—	79	7
Stock-based compensation expense	8,157	7,647	6,763
Changes in operating assets and liabilities:
Accounts receivable	343	2,151	(836)
Inventories	(52)	(608)	(710)
Prepaid expenses and other	(417)	151	(231)
Other assets	(150)	(42)	482
Accounts payable and accrued expenses	(2,624)	2,590	5,718
Deferred revenue	3,761	5,383	3,692
Deferred rent	—	1,462	19
Lease liabilities	608	—	—
Other liabilities	(1,250)	(1,215)	(359)
Net cash provided by operating activities	72,910	78,294	68,693
Cash flows from investing activities:
Acquisition of property and equipment	(31,668)	(31,907)	(21,255)
Acquisition of franchise restaurant, net of cash acquired	(18,613)	—	(35,357)
Net cash used in investing activities	(50,281)	(31,907)	(56,612)
Cash flows from financing activities:
Principal borrowings on long-term debt	54,000	33,000	70,000
Principal repayments on long-term debt	(31,000)	(42,000)	(45,000)
Repurchase of common stock	(25,818)	(18,539)	(23,888)
Cash dividend payments	(15,566)	(13,527)	(11,383)
Tax payments from the vesting of restricted stock and option exercises	(3,720)	(4,342)	(2,079)
Proceeds from the exercise of stock options	16	32	945
Deferred financing costs	(36)	—	(413)
Net cash used in financing activities	(22,124)	(45,376)	(11,818)
Net increase in cash and cash equivalents	505	1,011	263
Cash and cash equivalents at beginning of year	5,062	4,051	3,788
Cash and cash equivalents at end of year	$5,567	$5,062	$4,051
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$1,988	$1,658	$667
Income taxes	$8,265	$8,467	$10,680
Noncash investing and financing activities:
Accrued acquisition of property and equipment	$4,374	$2,390	$3,012

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

At December 29, 2019, there were 159 Ruth’s Chris Steak House restaurants, of which 83 were Company-owned, 73 were franchisee-owned, and three locations were operating under contractual agreements. All Company-owned restaurants are located in the United States. The franchisee-owned restaurants include 21 international restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Singapore and Taiwan.   Two new Company-owned Ruth’s Chris Steak House restaurants opened during 2019, in Columbus, OH and Somerville, MA.  Franchisees opened one new restaurant during 2019, in Chongqing, China.  Subsequent to the end of fiscal year 2019, a Company-owned Ruth’s Chris Steak House was relocated in Washington D.C.

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

The following table summarizes the changes in the number of Company-owned Ruth’s Chris Steak House restaurants and franchisee-owned restaurants during the thirteen and fifty-two weeks ended December 29, 2019.

	13 Weeks Ending				52 Weeks Ending
	December 29, 2019				December 29, 2019
Ruth's Chris Steak House	Company	Franchised	Managed	Total	Company	Franchised	Managed	Total
Beginning of period	81	73	3	157	78	75	3	156
Acquired	0	0	0	0	3	0	0	3
Sold	0	0	0	0	0	3	0	3
New	2	0	0	2	2	1	0	3
Closed	0	0	0	0	0	0	0	0
End of period	83	73	3	159	83	73	3	159
% of total	52%	46%	2%	100%	52%	46%	2%	100%

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The Company utilizes a 52- or 53-week reporting period ending on the last Sunday of December. The period ended December 31, 2017 (fiscal year 2017) had a 53-week reporting period.  The periods ended December 29, 2019 (fiscal year 2019) and December 30, 2018 (fiscal year 2018) each had a 52-week reporting period.  The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

(b) Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset.  The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  The Company adopted this new lease standard on December 31, 2018.  See Note 4 for further information about our transition to this new lease standard.

In June 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses.  This update requires immediate recognition of management’s estimates of current expected credit losses.  This update is effective for the Company in the first quarter of fiscal year 2020.  The adoption of ASU 2016-13 is not expected to have a significant impact on the Company’s ongoing financial reporting.

In January 2017 the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Impairment Test for Goodwill.  This update eliminated the calculation of implied goodwill fair value.  This update is effective for the Company in the first quarter of fiscal year 2020.  The adoption of ASU 2017-04 is not expected to have a significant impact on the Company’s ongoing financial reporting.

In August 2018 the FASB issued ASU 2018-13, Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  This update eliminated the calculation of implied goodwill fair value.  This update is effective for the Company in the first quarter of fiscal year 2020.  The adoption of ASU 2018-13 is not expected to have a significant impact on the Company’s ongoing financial reporting.

In August 2018 the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).  This update aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  This update is effective for the Company in the first quarter of fiscal year 2020.  The adoption of ASU 2018-15 is not expected to have a significant impact on the Company’s ongoing financial reporting.

In August 2018 the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses.  This update clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20.  Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842.  This update is effective for the Company in the first quarter of fiscal year 2020. The adoption of ASU 2018-19 is not expected to have a significant impact on the Company’s ongoing financial reporting.

In December 2019 the FASB issued ASU 2019-12, Income Taxes (Topic 740).  This update modifies Topic 740 to simplify the accounting for income taxes.  This update is effective for the Company in the first quarter of fiscal year 2021.  The adoption of ASU 2019-12 is not expected to have a significant impact on the Company’s ongoing financial reporting.

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

(g) Inventories

Inventories consist of food, beverages and supplies and are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method.

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

(i) Goodwill and Franchise Rights

Goodwill and intangible assets acquired in a business combination that are determined to have an indefinite useful life are not amortized, but reviewed for impairment at least annually in accordance with the provisions of FASB Accounting Standards Committee (ASC) Topic 350, Intangibles-Goodwill and Other. The annual testing date for determining whether goodwill and other intangible assets are impaired is the last day of the Company’s 48th fiscal week, which in fiscal year 2019 is December 1, 2019.  Goodwill is reviewed annually for impairment on a reporting unit basis and more frequently if events and circumstances indicate that the asset might be impaired. For purposes of testing goodwill impairment, a reporting unit is defined as a group of restaurants with similar economic characteristics. An impairment loss is recognized to the extent that the financial statement carrying amount exceeds the asset’s fair value.

Franchise rights acquired prior to 2008 in a business combination that are determined to have an indefinite useful life are not amortized, but are reviewed for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. The Company allows and expects these franchisees to renew agreements indefinitely ensuring consistent cash flows. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Franchise rights acquired after 2007 are no longer considered to have indefinite useful lives and are amortized in accordance with FASB ASC Topic 350 and reviewed for impairment under ASC Topic 360-10, Property, Plant and Equipment – Impairment and Disposal of Long-Lived Assets (Topic 360-10).

(j) Impairment or Disposal of Long-Lived Assets

In accordance with Topic 360-10, long lived assets, such as property and equipment, operating lease right-of-use (ROU) assets and purchased intangibles subject to amortization, are reviewed for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the financial statement carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  Key assumptions in the determination of fair value are the future after-tax cash flows of the restaurant and discount rate. The after-tax cash flows incorporate reasonable sales growth and margin improvement assumptions that would be expected by a franchisee in the determination of a purchase price for the restaurant. Estimates of future cash flows are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions. The discount rate used in the fair value calculations is our estimate of the required rate of return that a market participant would expect to receive when purchasing a similar restaurant or groups of restaurants and the related long-lived assets. The discount rate incorporates rates of returns for historical refranchising market transactions and is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

We account for exit or disposal activities, including restaurant closures, in accordance with Topic 360-10. Such costs include the cost of disposing of the assets as well as other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. For restaurants operated under operating leases, on the date we commit to a plan to either abandon the related ROU asset or sublease the underlying asset, we evaluate the ROU asset for potential impairment and determine the go-forward accounting based on the requirements in ASC Topic 842, Leases.

(k) Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining bank and other long-term financing. The Company paid $36 thousand in financing costs in fiscal year 2019, $413 thousand in financing costs in fiscal year 2017 and no financing costs during fiscal year 2018. The Company amortizes deferred financing costs using a method that approximates the effective interest method over the term of the related financing. Amortization of deferred financing costs was $86 thousand in fiscal year 2019, $82 thousand in fiscal year 2018 and $119 thousand in fiscal year 2017 and is included in interest expense on the consolidated statements of income.

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

Franchise Income. Franchise income includes (1) royalty income and (2) franchise and development fees charged to franchisees. Franchise royalties consist of 5.0% of adjusted gross sales from each franchisee-owned restaurant. In addition, our more recent franchise agreements require up to a 1.0% of adjusted gross sales advertising fee to be paid by the franchisee, which is applied to national advertising expenditures.  Effective in fiscal year 2018, both the 5.0% royalty and the sales based advertising fees are included in franchise income on the consolidated statements of income.  Prior to the adoption of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), the Company recorded advertising contributions from franchisees as a liability against which specific marketing and advertising costs were charged, which reduced the Company’s marketing expense on the consolidated statements of income.  Effective with fiscal year 2018, the Company recognizes franchise development and opening fees over the life of the applicable franchise agreements.  Prior to the adoption of Topic 606, the Company recognized franchise development and opening fees when a franchisee-owned restaurant opened.

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

Deferred Revenue. Deferred revenue primarily includes (1) the Company’s liability for gift cards that have been sold but not yet redeemed and (2) the Company’s liability for franchise development and opening fees that will be recognized over the life of the applicable franchise agreements. When gift cards are redeemed (typically within five years), the Company recognizes restaurant sales and reduces the deferred revenue liability.  A portion of gift cards redeemed are used by customers to pay for sales taxes and gratuities, neither of which results in Company restaurant sales.  Company issued gift cards redeemed at franchisee-owned restaurants result in royalty based franchise income and reduce the deferred revenue liability.  The expected redemption value of gift cards represents the full consideration received for all gift cards issued less the amount the Company has recognized as other operating income for gift cards that are not expected to be redeemed (gift card breakage).  The Company recognized gift card breakage revenue of $3.9 million in fiscal year 2019 and $2.9 million in fiscal years 2018 and 2017.

(m) International Revenues

The Company currently has 21 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Singapore and Taiwan. In accordance with its franchise agreements relating to these international restaurants, the Company receives royalty revenue from these franchisees in U.S. dollars. Franchise fee revenues from international restaurants were $2.9 million, $2.7 million and $2.9 million in fiscal years 2019, 2018 and 2017, respectively.

(n) Rent

Certain of the Company’s operating leases contain predetermined fixed escalations of the minimum rent during the term of the lease. For these leases, the Company recognizes the related rent expense on a straight-line basis over the life of the lease and records the difference between amounts charged to operations and amounts paid as an operating lease right-of-use (ROU) asset.

Additionally, certain of the Company’s operating leases contain clauses that provide additional contingent rent based on a percentage of sales greater than certain specified target amounts. The Company recognizes contingent rent expense prior to the achievement of the specified target that triggers the contingent rent, provided achievement of that target is considered probable.

(o) Marketing and Advertising

Marketing and advertising expenses in the accompanying consolidated statements of income include expenses related to advertising, online initiatives, traditional public relations and consumer research.  Advertising expenses were $6.3 million, $6.8 million and $6.7 million in fiscal years 2019, 2018 and 2017, respectively. Advertising costs are expensed as incurred.

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

(t) Discontinued Operations

The Company accounts for its closed restaurants in accordance with the provisions of FASB ASC Topic 360, Property, Plant and Equipment. For fiscal years 2019, 2018 and 2017, all impairment charges, loss on disposal and remeasurement of lease liabilities along with restaurant sales, direct recurring costs and expenses and income taxes attributable to restaurants classified as discontinued operations have been aggregated to a single caption entitled loss from discontinued operations, net of tax benefit in the consolidated statements of income for all periods presented. Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our consolidated statements of cash flows.

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

(3) Franchisee Acquisition

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

The assets and liabilities of the MBR Franchise Acquisition restaurants were recorded at their respective fair values as of the date of the acquisition.  The Company confirmed the fair values using a combination of internal analysis and third party valuations.  The Company finalized the fair values recorded for the MBR Franchise Acquisition during the fourth quarter of fiscal year 2019 and no adjustments were required.

The allocation of purchase price is as follows (in thousands):

Balances at
December 29, 2019
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

As a result of the acquisition and related integration efforts, we incurred expenses of approximately $536 thousand during the fiscal year 2019, which are included in general and administrative expenses in the Company’s consolidated statements of income.  Pro-forma financial information reflecting the impact of the MBR Franchise Acquisition for periods prior to the acquisition are not presented due to the immaterial impact of the financial results of the MBR Franchise Acquisition on the Company’s consolidated financial statements.

(4) Leases

Effective December 31, 2018, the Company adopted Topic 842 using the modified retrospective method for all leases in effect at the date of adoption.  This new lease standard requires a lessee to recognize on the balance sheet a liability for future lease obligations and a corresponding operating lease ROU asset.  The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  The Company chose the effective date as its initial date of adoption.

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

The Company leases restaurant facilities and equipment.  The Company determines whether an arrangement is or contains a lease at contract inception.  The Company’s leases are all classified as operating leases, which are included as ROU assets and operating lease liabilities in the Company’s consolidated balance sheet.  Operating lease  liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date.  ROU assets are measured based on the operating lease liabilities adjusted for lease incentives, initial indirect costs and impairments of operating lease assets.  Minimum lease payments include only the fixed lease components of the agreements, as well as any variable rate payments that depend on an index, which are measured initially using the index at the lease commencement dates.  To determine the present value of future minimum lease payments, the Company estimates incremental secured borrowing rates based on the information available at the lease commencement dates, or the transition date at adoption.  The Company estimates its rates by starting with the interest rate on its senior revolving credit facility and makes adjustments to that rate to reflect the amount that it would pay to borrow the amount of the lease payments on a collateralized basis over similar terms.  The Company validates such rates by determining its credit rating, adjusting the rating to capture payment terms on a collateralized basis and establishing a yield curve based on such credit rating.  The expected lease terms include options to extend when it is reasonably certain the Company will exercise the options up to a total term of 20 years.  For financial reporting purposes, minimum rent payments are expensed on a straight-line basis over the lives of the leases.  Additionally, incentives received from landlords used to fund leasehold improvements reduce the ROU assets related to those leases and are amortized as reductions to rent expense over the lives of the leases.  Variable lease payments that do not depend on a rate or index, payments associated with non-lease components and short-term rentals (leases with terms less than 12 months) are expensed as incurred.

At December 29, 2019, all of the Company-owned Ruth’s Chris Steak House restaurants operated in leased premises, with the exception of the restaurant in Ft. Lauderdale, FL, which is an owned property, and the restaurants in Anaheim, CA, Lake Mary, FL Princeton, NJ and South Barrington, IL, which operate on leased land.  The leases generally provide for minimum annual rental payments with scheduled minimum rent payments increases during the terms of the leases.  Certain leases also provide for rent deferral during the initial term, lease incentives in the form of tenant allowances to fund leasehold improvements, and/or contingent rent provisions based on the sales at the underlying restaurants.  Most of the Company’s restaurant leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The weighted average term and discount rate for operating leases is 13.4 years and 5.0%, respectively.

The components of lease expense are as follows (in thousands):

		Fiscal Year Ended
	Classification	December 29, 2019
Operating lease cost	Restaurant operating expenses and General and administrative costs	$27,141
Variable lease cost	Restaurant operating expenses and General and administrative costs	10,736
Total lease cost		$37,877

As of December 29, 2019, maturities of lease liabilities are summarized as follows (in thousands):

Company Total
2020	$28,593
2021	28,088
2022	27,010
2023	24,089
2024	23,889
Thereafter	203,131
334,800
Imputed interest	(97,195)
$237,605

Under the previous lease accounting prior to the adoption of ASC842, future minimum annual rental commitments for operating leases as of December 30, 2018 were as follows (in thousands):

Company Total
2019	$25,767
2020	24,177
2021	22,520
2022	21,388
2023	18,858
Thereafter	154,661
$267,371

Supplemental cash flow information related to leases was as follows (in thousands):

Fiscal Year Ended
December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,660
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$56,608

Additionally, as of December 29,2019 the Company has executed seven leases for new Ruth’s Chris Steak House Restaurant locations with undiscounted fixed payments over the initial term of $35.4 million.  These leases are expected to commence during the next 12 months and are expected to have an economic lease term of 20 years.  These leases will commence when the landlords make the properties available to the Company.  The Company will assess the reasonably certain lease term at the lease commencement date.

The Company previously operated eighteen Mitchell’s Fish Markets and three Mitchell’s/Cameron’s Steakhouse restaurants (collectively, the Mitchell’s Restaurants).  The sale of the Mitchell’s Restaurants to Landry’s, Inc. and Mitchell’s Entertainment, Inc., an affiliate of Landry’s Inc. (together with Landry’s Inc., Landry’s) closed on January 21, 2015. The assets sold consisted primarily of leasehold interests, leasehold improvements, restaurant equipment and furnishings, inventory, and related intangible assets, including brand names and trademarks associated with the 21 Mitchell’s Restaurants.   Under the terms of the Agreement, Landry’s assumed the Mitchell’s Restaurants’ facility lease obligations.  The Company guaranteed Landry’s lease obligations aggregating $24.2 million under five of the Mitchell’s Restaurants’ leases which extend until the leases terminate which may continue into 2040.  The Company did not record a financial accounting liability for the lease guarantees, because the likelihood of Landry’s defaulting on the lease agreements was deemed to be remote.  Separate from the purchase agreement, Landry’s has agreed to indemnify the Company in the event of a default under any of the leases. Pursuant to the terms of the Agreement, upon closing of the sale of the Mitchell’s Restaurants, Landry’s assumed the lease obligations of the Mitchell’s Restaurants.  The above tables do not include potential lease obligations for the Mitchell’s Restaurants.

(5) Revenue

The Company adopted Topic 606 with an initial date of application of January 1, 2018.  As a result, the Company changed its accounting policy for revenue recognition.  The Company applied Topic 606 using the cumulative effect method to contracts that were not completed at January 1, 2018, which resulted in the recognition of the cumulative effect of initially adopting Topic 606 as an adjustment to the opening balance of shareholders’ equity at January 1, 2018.  Therefore, the comparative information previous to fiscal year 2018 has not been adjusted and continues to be reported under the Company’s revenue recognition policy in effect prior to the adoption of Topic 606.  The Company adopted Topic 606 using the practical expedient in paragraph 606-10-65-1(f)(4), under which the Company aggregated all contract modifications that occurred before January 1, 2018 to identify the satisfied and unsatisfied performance obligations, to determine the transaction price, and to allocate the transaction price to the satisfied and unsatisfied performance obligations.  The details of the significant changes as a result of adopting Topic 606 are provided below.

Franchise Income.  Prior to the adoption of Topic 606, the Company recognized franchise development and opening fees when a franchisee-owned restaurant opened.  Under Topic 606, the Company now recognizes franchise development and opening specific fees over the life of the applicable franchise agreements.  The Company increased its deferred revenue liability by $3.1 million, increased its deferred tax assets by $746 thousand and decreased the opening balance of shareholders’ equity by $2.3 million for previously recognized franchise development and opening fees that will now be recognized over the life of the applicable franchise agreements.  The adoption of Topic 606 also impacts the classification of advertising contributions from franchisees.  Prior to the adoption of Topic 606, the Company recorded advertising contributions from franchisees as a liability against which specific marketing and advertising costs were charged, which reduced the Company’s marketing expense on the consolidated statements of income.  Under Topic 606, advertising contributions from franchisees are classified as franchise income on the consolidated statements of income in fiscal years 2019 and 2018.  The Company recognized $1.5 million of advertising contributions from franchisees for the fiscal years 2019 and 2018.  Because of the offsetting adjustments, the reclassification of advertising contributions from franchisees had no impact to the Company’s net income for fiscal year 2019 and 2018.

Gift Cards.  Under Topic 606, the Company now classifies certain discounts recognized on the sale of gift cards, historically recognized as marketing expense, as a reduction to restaurant sales on the consolidated statements of income.  The reclassification of discounts recognized on the sale of gift cards from marketing expense to restaurant sales on the consolidated statements of income totaled $957 thousand in fiscal year 2019 and $1.1 million in fiscal year 2018.  Because of the offsetting adjustments, the reclassification of discounts recognized on the sale of gift cards had no impact to the Company’s net income for fiscal years 2019 and 2018.

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

52 Weeks Ended December 29, 2019:	Domestic	International	Total Revenue
Restaurant sales	$441,361	$—	$441,361
Franchise income	15,004	2,875	17,879
Other operating income	8,786	—	8,786
Total revenue	$465,151	$2,875	$468,026

52 Weeks Ended December 30, 2018:	Domestic	International	Total Revenue
Restaurant sales	$427,433	$—	$427,433
Franchise income	15,194	2,725	17,919
Other operating income	6,982	—	6,982
Total revenue	$449,609	$2,725	$452,334

53 Weeks Ended December 31, 2017:	Domestic	International	Total Revenue
Restaurant sales	$390,434	$—	$390,434
Franchise income	14,596	2,949	17,545
Other operating income	6,844	—	6,844
Total revenue	$411,874	$2,949	$414,823

The following table provides information about receivables and deferred revenue liabilities from contracts with customers (in thousands).

	December 29,	December 30,
	2019	2018
Accounts receivable, less allowance for doubtful accounts 2019 - $241; 2018 - $322	$19,615	$18,336
Deferred revenue	$52,856	$48,370
Unearned franchise fees	$2,489	$2,680

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the fifty-two weeks of fiscal years 2019 and 2018 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 31, 2017	$42,596	$—
Increase (decrease) due to the cumulative effect of adopting Topic 606	(22)	3,092
Decreases in the beginning balance from gift card redemptions	(29,103)	—
Increases due to proceeds received, excluding amounts recognized during the period	34,861	—
Decreases due to recognition of franchise development and opening fees	—	(419)
Other	38	7
Balance at December 30, 2018	48,370	2,680
Decreases in the beginning balance from gift card redemptions	(30,970)	—
Increases due to proceeds received, excluding amounts recognized during the period	34,903	—
MBR Franchisee Acquisition assumed liability, excluding amounts recognized during the period	563	—
Decreases due to recognition of franchise development and opening fees	—	(191)
Other	(10)	—
Balance at December 29, 2019	$52,856	$2,489

The projected recognition of revenue related to deferred franchise development and opening fees is as follows (in thousands).

	Balance as of December 29, 2019	Fiscal Year 2020	Fiscal Year 2021	Fiscal Years 2022-2024	More Than 5 Years
Franchise development and opening fees	$2,489	$236	$236	$709	$1,308

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

•

Borrowings under the senior credit facility as of December 29, 2019 and December 30, 2018 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

The Company did not have any non-financial assets measured at fair value on a non-recurring basis as of the end of fiscal year 2019 or 2018.

(7) Franchise Rights and Goodwill

In accordance with FASB ASC Topic 350, goodwill and owned franchise rights with indefinite useful lives must be reviewed for potential impairment annually and when triggering events are detected.  The Company performed its annual impairment test of its goodwill and franchise rights as of December 1, 2019 using a qualitative assessment.  Using the qualitative approach, the Company evaluated factors, including but not limited to, recent financial performance; forecasts for future cash flows; the Company’s stock price and market capitalization; recent impairment tests; legal factors; the business climate; and the competitive environment.  Based on the results of the qualitative assessment, the Company determined that it is not more likely than not that the carrying values of goodwill and franchise rights exceed the fair values.

If the qualitative assessment is not performed, or if the Company determines that it is not more likely than not that the fair values of the intangible assets exceed the carrying values, then the Company performs the following analysis for franchise rights and goodwill to measure fair values.

Franchise Rights

To determine the fair value of acquired franchise rights with indefinite useful lives, the Company uses a multi-period excess earnings approach. This approach involves projecting after-royalty future earnings, discounting those earnings using an appropriate market discount rate and subtracting a contributory charge for net working capital, property and equipment, assembled workforce and customer relationships to arrive at excess earnings attributable to these franchise rights. The Company calculates the present value of cash flows generated from future excess earnings and compares the fair values to the financial statement carrying values.

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

The financial statement carrying values of the Company’s franchise rights and other intangible assets were as follows (amounts in thousands):

	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets:
Franchise rights	7.2 yrs	$22,117	$(4,401)	$17,716
Lease assets	10.9 yrs	2,000	(1,083)	917
Other assets	2.9 yrs	490	(356)	134
		24,607	(5,840)	18,767
Indefinite-lived intangible assets:
Franchise rights		32,200	-	32,200
Liquor licenses		3,280	-	3,280

Other assets		118	-	118
		35,598	-	35,598
Total intangible assets		$60,205	$(5,840)	$54,365

Aggregate amortization expense for amortizing intangible assets was $2.2 million for the fiscal year 2019, $2.1 million for the fiscal year 2018 and $277 thousand for the fiscal year 2017.  Estimated amortization expense for the next five years is:  $2.7 million in fiscal years 2020, 2021 and 2022, $2.6 million in fiscal year 2023 and $2.5 million in fiscal year 2024.

The financial statement carrying values of the Company’s goodwill was as follows (amounts in thousands):

	Gross Goodwill	Accumulated Goodwill Impairment Losses	Net Carrying Value of Goodwill
Balance as of December 30, 2018	$47,080	$(10,558)	$36,522
Balance as of December 29, 2019	$56,107	$(10,558)	$45,549

(8) Property and Equipment, net

Property and equipment consists of the following (amounts in thousands):

	December 29,	December 30,
	2019	2018
Land	$616	$616
Building and building improvements	25,477	25,163
Equipment	44,227	41,852
Computer equipment	16,472	12,085
Furniture and fixtures	27,758	25,049
Leasehold improvements	192,096	167,650
Construction-in-progress	10,161	13,729
	316,807	286,144
Less accumulated depreciation	(173,845)	(160,153)
	$142,962	$125,991

(9) Long-term Debt

Long-term debt consists of the following (amounts in thousands):

	December 29,	December 30,
	2019	2018
Senior Credit Facility:
Revolving credit facility	$64,000	$41,000
Less current maturities	—	—
	$64,000	$41,000

As of December 29, 2019, the Company had $64.0 million of outstanding indebtedness under its senior credit facility with approximately $51.2 million of borrowings available, net of outstanding letters of credit of approximately $4.8 million. As of December 29, 2019, the weighted average interest rate on the Company’s outstanding debt was 3.5% and the weighted average interest rate on our outstanding letters of credit was 1.9%.  In addition, the fee on the Company’s senior credit facility was 0.3%.

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

(10) Franchise Operations

The Company franchises Ruth’s Chris Steak House restaurants. The Company executes franchise agreements for each franchisee-owned restaurant, which sets out the terms of its arrangement with the franchisee. The franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. The Company collects ongoing royalties of 5% of sales at franchisee-owned restaurants plus a 1% advertising fee applied to national advertising expenditures. The Company recognizes sales based royalties when the royalties are due from the franchisee on a monthly basis. These ongoing royalties are reflected in the accompanying consolidated statements of income as franchise income. Prior to the adoption of Topic 606 in fiscal year 2018, the Company recorded the 1% advertising fee as a liability against which specific marketing and advertising costs were charged, which reduced the Company’s marketing expense on the consolidated statement of income.  Under Topic 606, advertising contributions from franchisees are classified as franchise income on the consolidated statement of income in fiscal years 2019 and 2018.

The Company executes area development agreements with franchisees that gives each franchisee exclusive rights to develop a specific number of restaurants within a specified area. The Company receives a development fee at the time that an area development agreement is executed.  Prior to the adoption of Topic 606 in fiscal year 2018, the development fee was recognized as revenue as franchisee-owned restaurants opened.  Under Topic 606, the Company now recognizes franchise development over the life of the applicable franchise agreements.  The Company also executes separate, site-specific franchise agreements for each restaurant developed by a franchisee under an area development agreement. The Company charges a site-specific fee at the time the franchise agreement is executed. This fee is related to construction assistance and consulting regarding operating procedures and purchasing. These services are performed prior to the restaurant opening. These site-specific franchise fees are recognized as revenue over the life of the applicable franchise agreements under Topic 606.  Prior to the adoption of Topic 606 they were recorded when the related restaurant opened.

The Company currently has 73 franchisee-owned Ruth’s Chris Steak House restaurants, including 21 international restaurants. One new franchisee-owned restaurant opened in fiscal year 2019 including Chongqing, China in February. Two new franchisee-owned restaurants opened in fiscal year 2018 including Ft. Wayne, IN in May and a Markham, Ontario location in November.  Two new franchisee-owned restaurants opened in fiscal year 2017 including Chengdu, China in September and Kauai, HI in October.  The Kauai, HI restaurant was acquired by the Company in December 2017.  Three franchisee-owned Ruth’s Chris Steak House restaurants closed in fiscal year 2018 including Ridgeland, MS in March; Dubai, United Arab Emirates in April and Panama City, Panama in October.  In September 2017, the franchisee-owned Ruth’s Chris Steak House restaurant in San Juan, Puerto Rico closed.  In July 2019, the Company acquired the restaurants associated with the MBR Franchise Acquisition.  In December 2017, the Company acquired the Hawaiian Restaurants. No franchisee-owned restaurants were sold or purchased during fiscal year 2018. Franchise income includes opening and development fees and income generated from existing franchisee-owned restaurants. The Company classifies franchise income separately in the consolidated statements of income (in thousands):

	Fiscal Year
	2019	2018	2017
Franchise income:
Income from existing franchise locations	$17,689	$17,500	$17,335
Opening and development fee income	190	419	210
Total franchise income:	$17,879	$17,919	$17,545

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

In October 2019, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $60 million of outstanding common stock from time to time.  The new share repurchase program replaces the previous share repurchase program announced in October 2017, which has been terminated.  During fiscal year 2019, 1,148,515 shares were purchased at an aggregate cost of $25.8 million or an average cost of $22.48 per share under this new program.  All repurchased shares were retired and cancelled.  As of December 29, 2019, $54.8 million remained available for future purchases under the new program.  Share repurchases under both programs were accounted for under the cost method and all repurchased shares were retired and cancelled. The excess of the purchase price over the par value of the shares was recorded as a reduction in additional paid-in capital.

The Company repurchased 1,148,515; 689,000; and 1,169,442 shares under all share repurchase programs during fiscal years 2019, 2018, and 2017, respectively.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2019
February 22, 2019	$0.13	March 7, 2019	$3,967	March 21, 2019
May 3, 2019	$0.13	May 23, 2019	$3,931	June 6, 2019
August 2, 2019	$0.13	August 22, 2019	$3,854	September 5, 2019
November 1, 2019	$0.13	November 21, 2019	$3,814	December 5, 2019

Fiscal Year 2018
February 21, 2018	$0.11	March 8, 2018	$3,390	March 22, 2018
May 4, 2018	$0.11	May 24, 2018	$3,397	June 7, 2018
August 10, 2018	$0.11	August 23, 2018	$3,389	September 6, 2018
November 2, 2018	$0.11	November 15, 2018	$3,351	November 29, 2018

Fiscal Year 2017
February 17, 2017	$0.09	February 23, 2017	$2,862	March 9, 2017
May 5, 2017	$0.09	May 18, 2017	$2,862	June 1, 2017
July 28, 2017	$0.09	August 10, 2017	$2,844	August 24, 2017
November 3, 2017	$0.09	November 9, 2017	$2,815	November 22, 2017

Subsequent to the end of fiscal year 2019, the Company’s Board of Directors declared a $0.15 per share cash dividend ($4.4 million in total) payable on March 20, 2020. Dividends are paid to holders of common stock and restricted stock.

Under the Credit Agreement, restricted junior payments, which include cash dividend payments, repurchases of the Company’s equity securities and payments and prepayments of subordinated indebtedness, made subsequent to February 2, 2017 are limited to $100.0 million if the Company’s consolidated leverage ratio is greater than or equal to 2.00:1.00, and are not limited in amount if our consolidated leverage ratio is less than or equal to 2.00:1.00.  As of the date of this Annual Report on Form 10-K, $108.7 million in junior restricted payments have been made since February 2, 2017.

(13) Employee Benefit Plan

In 2000, the Company established a 401(k) and Profit Sharing Plan. The Company may make matching contributions in an amount determined by the Board of Directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. The Company matches the employees’ contributions at year end. Employees vest in the Company’s contributions based upon their years of service. The Company’s expenses relating to matching contributions were approximately $357 thousand, $354 thousand and $324 thousand for fiscal years 2019, 2018 and 2017, respectively.

(14) Incentive and Stock Option Plans

Long-Term Equity Incentive Plans

In connection with the initial public offering, the Company adopted the Ruth’s Chris Steak House, Inc. 2005 Long-Term Equity Incentive Plan (the 2005 Equity Incentive Plan), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to non-employee directors, officers, key employees and other key individuals performing services for the Company. The restricted stock units are settled in shares upon vest.  Initially, 2.4 million shares were authorized for issuance under the 2005 Equity Incentive Plan. The 2005 Equity Incentive Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable, and restricted stock vests, at various periods ranging from one to five years from date of grant. Effective May 22, 2008, the 2005 Equity Incentive Plan was amended, with stockholder approval, to increase the number of shares authorized for issuance under the plan by 1.5 million shares. The Amended and Restated 2005 Equity Incentive Plan was adopted on October 26, 2012, and the number of shares authorized for issuance under the Amended and Restated 2005 Long-Term Equity Incentive Plan was increased by 2.0 million shares at the 2013 annual meeting of stockholders.  On May 15, 2018, the Company’s stockholders approved a new 2018 Omnibus Inventive Plan (the 2018 Equity Incentive Plan) which replaces the Amended and Restated 2005 Equity Incentive Plan which expired on May 30, 2018.  The 2018 Equity Incentive Plan authorizes 2.5 million shares reserved for future grants.  Awards that were previously awarded under the 2005 Equity Incentive Plan that are forfeited or cancelled in the future will be made available for grant or issuance under the 2018 Equity Incentive Plan.  The 1,649,394 shares that were authorized but unissued under the 2005 Equity Incentive Plan as of May 15, 2018 were cancelled.  As of December 29, 2019, there are 501,186 currently outstanding unvested restricted stock awards under the 2005 Equity Incentive Plan.  Under the 2018 Equity Incentive Plan there are 421,236 shares of currently outstanding unvested restricted stock awards and units outstanding under the 2018 Equity Incentive Plan at December 29, 2019, and 2.3 million shares available for future grants.

During fiscal year 2017, the Company issued 251,512 awards of restricted stock awards to certain non-employee directors, employees and executive officers from available shares under the Amended and Restated 2005 Equity Incentive Plan. The shares were issued with a grant date fair market value equal to the closing price of the stock on the date of the grants. Of the 251,512 shares of restricted stock issued during 2017, 38,217 shares will vest in fiscal year 2018, 135,071 shares will vest in fiscal year 2019, 48,224 shares will vest in fiscal year 2020, and 10,000 shares will vest annually in fiscal years 2021, 2022 and 2023.

During fiscal year 2018, the Company issued 357,508 awards of restricted stock awards to certain non-employee directors, employees and executive officers from available shares under the Amended and Restated 2005 Equity Incentive Plan and the 2018 Plan. The shares were issued with a grant date fair market value equal to the closing price of the stock on the date of the grants.  Of the 357,508 shares of restricted stock issued during 2018, 37,273 shares will vest in fiscal year 2019, 100,255 shares will vest in fiscal year 2020, 97,648 shares will vest in fiscal year 2021, 41,666 shares will vest in fiscal year 2022 and 80,666 shares will vest in fiscal year 2023.

During fiscal year 2019, the Company issued 274,453 awards of restricted stock awards to certain employees and executive officers and 22,824 awards of restricted stock units to non-employee directors from available shares under the 2018 Plan.  The shares were issued with a grant date fair market value equal to the closing price of the stock on the date of the grants.  Of the 297,277 shares of restricted stock issued during 2019, 55,834 shares will vest in fiscal year 2020, 152,189 shares will vest in fiscal year 2021, 66,544 shares will vest in 2022 and 22,710 will vest in fiscal year 2024.

The Company recorded $8.2 million, $7.6 million and $6.8 million in total stock option and restricted stock compensation expense during fiscal years 2019, 2018, and 2017, respectively that was classified primarily as general and administrative costs. The Company recognized $466 thousand, $634 thousand and $376 thousand in income tax benefit related to stock-based compensation plans during fiscal years 2019, 2018, and 2017, respectively.

A summary of the status of non-vested restricted stock as of December 29, 2019 and changes during fiscal year 2019 is presented below.

	2019
	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested shares at beginning of year	1,078,571	$20.44
Granted	297,457	24.42
Vested	(448,606)	17.56
Forfeited	(5,000)	19.73
Non-vested shares at end of year	922,422	$23.13

As of December 29, 2019, there was $12.6 million of total unrecognized compensation cost related to 922,422 shares of non-vested restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years. The total grant date fair value of restricted stock vested in fiscal years 2019, 2018, and 2017 was $7.9 million, $7.7 million and $4.5 million, respectively.

The following table summarizes stock option activity for fiscal year 2019:

2019
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000's)
Outstanding at beginning of year	5,073	$3.07
Granted	—	—
Exercised	(5,073)	3.07
Forfeited	—	—
Outstanding at end of year	—	$—	—	$—
Options exercisable at year end	—	$—	—	$—

As of December 29, 2019, there was no unrecognized compensation cost related to non-vested stock options. The total intrinsic value of options exercised in fiscal years 2019, 2018, and 2017 was $89 thousand, $231 thousand and $681 thousand, respectively.

During fiscal years 2019, 2018, and 2017, the Company received $16 thousand, $32 thousand and $945 thousand, respectively, in cash related to the exercise of options. The exercise of shares were fulfilled from shares reserved for issuance under the Amended and Restated 2005 Equity Incentive Plan and resulted in an increase in issued shares outstanding.

(15) Income Taxes

Total income tax expense (benefit) for fiscal years 2019, 2018, and 2017 was (in thousands):

	2019	2018	2017
Income tax expense from continuing operations	$8,173	$8,247	$15,669
Income tax expense (benefit) from discontinued operations	—	26	(68)
Total consolidated income tax expense	$8,173	$8,273	$15,601

Income tax expense from continuing operations consists of the following (in thousands):

	Current	Deferred	Total
Year ended December 29, 2019
U.S. Federal	$4,350	$563	$4,913
State	2,685	274	2,959
Foreign	301	—	301
	$7,336	$837	$8,173
Year ended December 30, 2018
U.S. Federal	$4,851	$326	$5,177
State	2,723	14	2,737
Foreign	333	—	333
	$7,907	$340	$8,247
Year ended December 31, 2017
U.S. Federal	$8,431	$4,557	$12,988
State	1,916	422	2,338
Foreign	343	—	343
	$10,690	$4,979	$15,669

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows (in thousands):

	2019	2018	2017
Income tax expense at statutory rates	$10,580	$10,468	$16,070
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	2,317	1,886	1,316
Employment-related tax credits, net	(4,976)	(4,628)	(3,389)
Non-deductible executive compensation	1,023	1,234	729
Stock-based compensation	(392)	(542)	(349)
Impact of the 2017 Tax Act	—	(669)	1,086
Other	(379)	498	206
	$8,173	$8,247	$15,669
Effective tax rate	16.2%	16.5%	34.1%

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

The Employment-related tax credits line in the effective tax rate schedule above is comprised mainly of federal FICA tip credits which the Company utilizes to reduce its periodic federal income tax expense.  A restaurant company employer may claim a credit against the company’s federal income taxes for FICA taxes paid on certain tip wages (the FICA tip credit). The credit against income tax liability is for the full amount of eligible FICA taxes. Employers cannot deduct from taxable income the amount of FICA taxes taken into account in determining the credit.

Income taxes applicable to discontinued operations are comprised of taxes calculated at the composite federal and state statutory tax rate times the pre-tax loss. A reconciliation of the U.S. statutory tax rate to the effective tax rate applicable to discontinued operations for fiscal years 2019, 2018 and 2017 follows (in thousands):

	2019	2018	2017
Income tax benefit at statutory rates	$—	$22	$(62)
Increase (decrease) in income taxes resulting from:
State income taxes at state statutory rate, net of federal impact	—	4	(6)
	$—	$26	$(68)
Effective tax rate	N/A	24.6%	38.6%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

	2019	2018
Deferred tax assets:
Accounts payable and accrued expenses	$9,171	$8,835
Operating lease liabilities	60,473	—
Deferred rent	—	6,267
Net state operating loss carryforwards	3,598	3,674
Tax credit carryforwards	450	502
Other	60	128
Total gross deferred tax assets	73,752	19,406
Less valuation allowance	(1,926)	(1,897)
Net deferred tax assets	71,826	17,509
Deferred tax liabilities:
Property and equipment	(1,590)	(539)
Intangible assets	(12,533)	(11,617)
Operating lease right of use assets	(52,774)	—
Total gross deferred tax liabilities	(66,897)	(539)
Net deferred tax assets	$4,929	$16,970

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment.  Based on this evaluation, management has recorded a valuation allowance against the Company’s gross deferred tax assets of $1.9 million as of December 29, 2019 and December 30, 2018 related to certain state net operating loss and state tax credit carryforwards that are not likely to be offset by future state taxable income.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the net deferred tax assets.

As of December 29, 2019, the Company has state net operating loss carry-forwards of $69.2 million and state tax credit carry-forwards of $569 thousand, which are available to offset state taxable income with the last of such benefit expiring in 2039.

As of December 29, 2019, the Company’s gross unrecognized tax benefits totaled approximately $283 thousand, of which $224 thousand, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the unrecognized tax benefits within the next 12 months. Our continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (amounts in thousands):

Unrecognized tax benefits balance at December 30, 2018	$607
Gross increases for tax positions of prior years	9
Reductions due to settlements with taxing authorities	(333)
Unrecognized tax benefits balance at December 29, 2019	$283

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state and local income tax examinations for fiscal years before 2015.

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

The following table sets forth the computation of basic earnings per common share (amounts in thousands, except share and per share data):

	Fiscal Year
	2019	2018	2017
Income from continuing operations	$42,206	$41,600	$30,245
Income (loss) from discontinued operations, net of income taxes	—	80	(108)
Net income	$42,206	$41,680	$30,137
Shares:
Weighted average number of common shares outstanding - basic	28,998,382	29,659,461	30,346,999

Basic earnings (loss) per common share:
Continuing operations	$1.46	$1.40	$1.00
Discontinued operations	—	0.01	(0.01)
Basic earnings per common share	$1.46	$1.41	$0.99

Diluted earnings (loss) per share for fiscal years 2019, 2018 and 2017 excludes 25,915 restricted shares with no exercise price, 9,591 restricted shares with no exercise price and 685 stock options and restricted shares at a weighted-average price of $21.60, respectively, which were outstanding during the periods but were anti-dilutive.

The following table sets forth the computation of diluted earnings per share (amounts in thousands, except share and per share data):

	Fiscal Year
	2019	2018	2017
Income from continuing operations	$42,206	$41,600	$30,245
Income (loss) from discontinued operations, net of income taxes	—	80	(108)
Net income	$42,206	$41,680	$30,137
Shares:
Weighted average number of common shares outstanding - basic	28,998,382	29,659,461	30,346,999
Dilutive shares	378,598	614,380	569,365
Weighted average number of common shares outstanding - diluted	29,376,980	30,273,841	30,916,364

Diluted earnings (loss) per common share:
Continuing operations	$1.44	$1.37	$0.98
Discontinued operations	—	0.01	(0.01)
Diluted earnings per common share	$1.44	$1.38	$0.97

(17) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment.  The Company does not rely on any major customers as a source of revenue.

The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers.  Revenues are derived principally from food and beverage sales. As of December 29, 2019, (i) the Company-owned steakhouse restaurant segment included 83 Ruth’s Chris Steak House restaurants and three Ruth’s Chris Steak House restaurants operating under a management agreement and (ii) the franchise operations segment included 73 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments.  Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the segments for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment. Segment information related to the Company’s two reportable business segments follows.

	Fiscal Year
	2019	2018	2017
		(dollar amounts in thousands)
Revenues:
Company-owned steakhouse restaurants	$446,257	$431,536	$394,359
Franchise operations	17,879	17,919	17,545
Unallocated other revenue and revenue discounts	3,890	2,879	2,919
Total revenues	$468,026	$452,334	$414,823

Segment profits:
Company-owned steakhouse restaurants	$103,945	$105,166	$92,554
Franchise operations	17,879	17,919	17,545
Total segment profit	121,824	123,085	110,099

Unallocated operating income	3,890	2,879	2,919
Marketing and advertising expenses	(15,432)	(16,639)	(12,724)
General and administrative costs	(34,643)	(37,253)	(32,700)
Depreciation and amortization expenses	(21,354)	(18,538)	(14,995)
Pre-opening costs	(1,824)	(1,875)	(2,013)
Loss on impairment	—	—	(3,904)
Interest expense, net	(2,197)	(1,739)	(821)
Other income	115	(73)	53
Income from continuing operations before income tax expense	$50,379	$49,847	$45,914

Capital expenditures:
Company-owned steakhouse restaurants	$30,026	$29,433	$20,363
Corporate assets	1,642	2,474	892
Total capital expenditures	$31,668	$31,907	$21,255

	Fiscal Year
	December 29,	December 30,	December 31,
	2019	2018	2017
		(dollar amounts in thousands)
Total assets:
Company-owned steakhouse restaurants	$471,756	$233,446	$223,354
Franchise operations	2,435	2,911	3,021
Corporate assets - unallocated	17,756	12,903	10,774
Deferred income taxes - unallocated	4,929	5,353	4,947
Total assets	$496,876	$254,613	$242,096

(18) Supplemental Consolidated Financial Statement Information

(a)	Accounts Receivable, net

Accounts receivable, net consists of the following (amounts in thousands):

	December 29,	December 30,
	2019	2018
Bank credit card receivables	$7,669	$7,223
Landlord contributions	3,565	531
Franchise fees	2,354	2,759
Trade	1,065	932
Receivable from gift card issuances	8,802	7,630
Other	555	723
Allowance for doubtful accounts	(241)	(322)
	$23,769	$19,476

(b) Other Assets

Other assets consist of the following (amounts in thousands):

	December 29,	December 30,
	2019	2018
Deposits	$497	$348
Deferred financing costs, net	205	256
	$702	$604

(19) Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (amounts in thousands, except per share information):

	Quarter Ended
	March 31,	June 30,	September 29,	December 29,
	2019	2019	2019	2019	Total
Total revenues	$119,741	$110,243	$103,009	$135,033	$468,026
Cost and expenses	(102,898)	(98,597)	(97,438)	(116,633)	(415,565)
Operating income	16,843	11,646	5,571	18,400	52,461
Interest expense, net	(405)	(417)	(638)	(737)	(2,197)
Other	2	13	18	82	115
Income from continuing operations before income tax expense	16,440	11,242	4,951	17,745	50,379
Income tax expense	2,529	1,933	423	3,287	8,173
Income from continuing operations	13,911	9,309	4,528	14,458	42,206
Discontinued operations, net of income tax	-	-	-	-	-
Net income (loss)	$13,911	$9,309	$4,528	$14,458	$42,206
Basic earnings per share:
Continuing operations	$0.48	$0.32	$0.16	$0.51	$1.46
Discontinued operations	—	—	—	—	—
Basic earnings per share	$0.48	$0.32	$0.16	$0.51	$1.46
Diluted earnings per share:
Continuing operations	$0.47	$0.31	$0.16	$0.50	$1.44
Discontinued operations	—	—	—	—	—
Diluted earnings per share	$0.47	$0.31	$0.16	$0.50	$1.44
Dividends declared per common share	$0.13	$0.13	$0.13	$0.13	$0.52

	Quarter Ended
	April 1,	July 1,	September 30,	December 30,
	2018	2018	2018	2018	Total
Total revenues	$116,526	$109,635	$99,015	$127,159	$452,334
Cost and expenses	(100,138)	(97,930)	(94,161)	(108,446)	(400,675)
Operating income	16,388	11,705	4,854	18,713	51,659
Interest expense, net	(380)	(403)	(470)	(486)	(1,739)
Other	12	22	(65)	(42)	(73)
Income from continuing operations before income tax expense	16,020	11,324	4,319	18,185	49,847
Income tax expense	2,384	1,763	727	3,375	8,247
Income from continuing operations	13,636	9,561	3,592	14,810	41,600
Discontinued operations, net of income tax	10	12	9	50	80
Net income	$13,646	$9,573	$3,601	$14,860	$41,680
Basic earnings per share:
Continuing operations	$0.46	$0.32	$0.12	$0.50	$1.40
Discontinued operations	—	—	—	—	0.01
Basic earnings per share	$0.46	$0.32	$0.12	$0.50	$1.41
Diluted earnings per share:
Continuing operations	$0.45	$0.32	$0.12	$0.49	$1.37
Discontinued operations	—	—	—	—	0.01
Diluted earnings per share	$0.45	$0.32	$0.12	$0.49	$1.38
Dividends declared per common share	$0.11	$0.11	$0.11	$0.11	$0.44