Form 10-K/A
period 2019-12-29
Ruths Hospitality Group, Inc.
filed 2020-03-02
CIK 1324272

Legal

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

EXPLANATORY NOTE

Ruth’s Hospitality Group, Inc. (the “Company”), filed its Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (the “Original Filing”) with the United States Securities and Exchange Commission (the “SEC”) on February 27, 2020.  The Company is filing this Amendment No. 1 to the Original Filing solely to correct inadvertent errors in footing the totals for 2018 total gross deferred tax liabilities and net deferred tax assets in a table of deferred tax assets and deferred tax liabilities set forth in Note 15 to the Company’s consolidated financial statements.

In addition, the exhibit list included in Item 15 of Part IV has been amended to contain a currently-dated consent of KPMG LLP and, pursuant to the rules of the SEC, currently-dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Such consent and the certifications of the Company’s Principal Executive Officer and Principal Financial Officer are attached as exhibits to this Amendment No. 1.

Except as described above, this Amendment No. 1 speaks as of the original filing date of the Original Filing and does not amend or update any other information contained in the Original Filing to reflect events that may have occurred subsequent to the original filing date. The Company has included a complete copy of the Original Filing, as amended per above, in this filing.

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

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 27, 2016).

3.2	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 25, 2019).

4.1	Description of Registrant Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed February 27, 2020).

10.1	License Agreement dated July 16, 1999 between Ruth U. Fertel and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.2*	Amended and Restated 2005 Long-Term Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed April 19, 2013).

10.3*	Amendment No. 1 to Amended and Restated 2005 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed March 8, 2017).

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

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed February 27, 2020).

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because it's XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 2, 2020

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

Income taxes applicable to discontinued operations are comprised of taxes calculated at the composite federal and state statutory tax rate times the pre-tax loss. A reconciliation of the U.S. statutory tax rate to the effective tax rate applicable to discontinued operations for fiscal years 2019, 2018 and 2017 follows (in thousands):

	2019	2018	2017
Income tax benefit at statutory rates	$—	$22	$(62)
Increase (decrease) in income taxes resulting from:
State income taxes at state statutory rate, net of federal impact	—	4	(6)
	$—	$26	$(68)
Effective tax rate	N/A	24.6%	38.6%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

	2019	2018
Deferred tax assets:
Accounts payable and accrued expenses	$9,171	$8,835
Operating lease liabilities	60,473	—
Deferred rent	—	6,267
Net state operating loss carryforwards	3,598	3,674
Tax credit carryforwards	450	502
Other	60	128
Total gross deferred tax assets	73,752	19,406
Less valuation allowance	(1,926)	(1,897)
Net deferred tax assets	71,826	17,509
Deferred tax liabilities:
Property and equipment	(1,590)	(539)
Intangible assets	(12,533)	(11,617)
Operating lease right of use assets	(52,774)	—
Total gross deferred tax liabilities	(66,897)	(12,156)
Net deferred tax assets	$4,929	$5,353

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