Form 10-Q
period 2020-03-29
Ruths Hospitality Group, Inc.
filed 2020-05-08
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2020

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2020 was 28,585,268, which includes 954,650 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	March 29,	December 29,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$70,792	$5,567
Accounts receivable, less allowance for doubtful accounts 2020 - $270; 2019 - $241	8,642	23,769
Inventory	8,450	9,623
Prepaid expenses and other	2,913	3,052
Total current assets	90,797	42,011
Property and equipment, net of accumulated depreciation 2020 - $170,188; 2019 - $173,845	140,967	142,962
Operating lease right of use assets	200,489	206,358
Goodwill	45,549	45,549
Franchise rights, net of accumulated amortization 2020 - $4,850; 2019 - $4,401	46,168	49,916
Other intangibles, net of accumulated amortization 2020 - $1,472; 2019 - $1,439	4,211	4,449
Deferred income taxes	6,901	4,929
Other assets	778	702
Total assets	$535,860	$496,876
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$7,616	13,598
Accrued payroll	10,550	17,303
Accrued expenses	5,417	10,574
Deferred revenue	47,403	52,856
Current operating lease liabilities	17,516	14,313
Other current liabilities	2,837	4,237
Total current liabilities	91,339	112,881
Long-term debt	145,000	64,000
Operating lease liabilities	222,941	223,292
Unearned franchise fees	2,430	2,489
Other liabilities	69	69
Total liabilities	461,779	402,731
Commitments and contingencies (Note 12)	—	—

Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 27,617,472 shares issued and outstanding at March 29, 2020, 28,418,691 shares issued and outstanding at December 29, 2019	276	284
Additional paid-in capital	28,652	40,462
Retained earnings	45,153	53,399
Treasury stock, at cost; 71,950 shares at March 29, 2020 and December 29, 2019	—	—
Total shareholders' equity	74,081	94,145
Total liabilities and shareholders' equity	$535,860	$496,876

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended
	March 29,	March 31,
	2020	2019

Revenues:
Restaurant sales	$103,040	$112,986
Franchise income	3,626	4,558
Other operating income	1,870	2,197
Total revenues	108,536	119,741

Costs and expenses:
Food and beverage costs	30,626	31,848
Restaurant operating expenses	55,554	53,603
Marketing and advertising	3,438	3,629
General and administrative costs	8,031	8,751
Depreciation and amortization expenses	5,822	4,969
Pre-opening costs	477	98
Loss on impairment	8,697	—
Total costs and expenses	112,645	102,898

Operating income (loss)	(4,109)	16,843

Other income (expense):
Interest expense, net	(628)	(405)
Other	33	2

Income (loss) before income taxes	(4,704)	16,440
Income tax expense (benefit)	(886)	2,529
Net income (loss)	$(3,818)	$13,911

Basic earnings (loss) per common share	$(0.13)	$0.48

Diluted earnings (loss) per common share	$(0.13)	$0.47

Shares used in computing earnings (loss) per common share:
Basic	28,287,261	29,275,501
Diluted	28,287,261	29,903,511

Cash dividends declared per common share	$0.15	$0.13

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

(Amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders'
	Shares	Value	Capital	Earnings	Shares	Value	Equity
Balance at December 29, 2019	28,419	$284	$40,462	$53,399	72	$—	$94,145
Net loss	—	—	—	(3,818)	—	—	(3,818)
Cash dividends, $0.15 per common share	—	—	—	(4,428)	—	—	(4,428)
Repurchase of common stock	(902)	(9)	(13,217)	—	—	—	(13,226)
Shares issued under stock compensation plan net of shares withheld for tax effects	100	1	(659)	—	—	—	(658)
Stock-based compensation	—	—	2,065	—	—	—	2,065
Balance at March 29, 2020	27,617	$276	$28,652	$45,153	72	$—	$74,081

Balance at December 30, 2018	29,269	$293	$61,819	$28,020	72	$—	$90,132
Net income	—	—	—	13,911	—	—	13,911
Cash dividends, $0.13 per common share	—	—	—	(3,967)	—	—	(3,967)
Repurchase of common stock	(26)	—	(568)	—	—	—	(568)
Shares issued under stock compensation plan net of shares withheld for tax effects	133	1	(1,632)	—	—	—	(1,631)
Stock-based compensation	—	—	2,033	—	—	—	2,033
Cumulative effect of a change in accounting principle (Note 3)	—	—	—	(1,261)	—	—	(1,261)
Balance at March 31, 2019	29,376	$294	$61,652	$36,703	72	$—	$98,649

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	13 Weeks Ended
	March 29,	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(3,818)	$13,911
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,822	4,969
Deferred income taxes	(1,973)	95
Non-cash interest expense	24	21
Loss on impairment	8,697	—
Stock-based compensation expense	2,065	2,033
Changes in operating assets and liabilities:
Accounts receivable	17,076	8,077
Inventories	1,174	820
Prepaid expenses and other	139	(540)
Other assets	—	(42)
Accounts payable and accrued expenses	(21,333)	(13,511)
Deferred revenue	(5,453)	(5,864)
Operating lease liabilities and assets	3,119	(171)
Other liabilities	1,026	2,281
Net cash provided by operating activities	6,565	12,079
Cash flows from investing activities:
Acquisition of property and equipment	(3,928)	(5,860)
Net cash used in investing activities	(3,928)	(5,860)
Cash flows from financing activities:
Principal borrowings on long-term debt	85,000	7,000
Principal repayments on long-term debt	(4,000)	(9,000)
Repurchase of common stock	(13,226)	(568)
Cash dividend payments	(4,428)	(3,967)
Tax payments from the vesting of restricted stock and option exercises	(658)	(1,630)
Deferred financing costs	(100)	—
Net cash provided by (used in) financing activities	62,588	(8,165)
Net increase (decrease) in cash and cash equivalents	65,225	(1,946)
Cash and cash equivalents at beginning of period	5,567	5,062
Cash and cash equivalents at end of period	$70,792	$3,116
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$554	$427
Income taxes	$75	$31
Noncash investing and financing activities:
Accrued acquisition of property and equipment	$4,190	$667

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the Company) as of March 29, 2020 and December 29, 2019 and for the thirteen week periods ended March 29, 2020 and March 31, 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The condensed consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of March 29, 2020, there were 159 Ruth’s Chris Steak House restaurants, including 83 Company-owned restaurants, three restaurants operating under contractual agreements and 73 franchisee-owned restaurants, including 21 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Singapore and Taiwan. All Company-owned restaurants are located in the United States.  During January 2020 a Company-owned Ruth’s Chris Steak House restaurant was relocated in Washington, D.C.

On July 29, 2019, the Company completed the acquisition of substantially all of the assets of three franchisee-owned Ruth’s Chris Steak House restaurants located in Philadelphia, PA, King of Prussia, PA and Garden City, NY (the “MBR Franchise Acquisition”) for a cash purchase price of $18.6 million.  The acquisition was funded with debt through the Company’s senior credit facility.  The results of operations, financial position and cash flows of the MBR Franchise Acquisition are included in the Company’s consolidated financial statements as of the date of the acquisition.  For additional information, see Note 7.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended March 29, 2020 and March 31, 2019 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the SEC’s rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended March 29, 2020 and March 31, 2019 each contained thirteen weeks and are referred to herein as the first quarter of fiscal year 2020 and the first quarter of fiscal year 2019, respectively. Fiscal years 2020 and 2019 are both 52-week years.

COVID-19 Impact

In March 2020 the World Health Organization declared the novel coronavirus (“COVID-19”) a pandemic and the United States declared it a National Public Health Emergency, which has resulted in a significant reduction in revenue at our restaurants due to mandatory restaurant closures, capacity limitations, social distancing guidelines or other restrictions mandated by governments across the world, including federal, state and local governments in the United States.  As a result of these developments, the Company is experiencing a significant negative impact on its revenues, results of operations and cash flows which could impact its ability to meet its obligations over the next twelve months.

In response to the business disruption caused by the COVID-19 outbreak, the Company has taken the following actions, which management expects will enable it to meet its obligations over the next twelve months.

Operating Initiatives.  Due to the government mandates regarding limiting or prohibiting in-restaurant dining due to COVID-19, the Company is leveraging its Ruth’s Anywhere program in markets where take-out and delivery sales are sufficient to cover the costs of management staffing those locations. As of the date of this report the dining rooms in all of the Company-owned restaurants are closed.  The Company is operating take-out and delivery in 56 Company-owned restaurants where it is permitted by local regulations and economically viable and 30 Company-owned and -managed restaurants are closed.  As of the date of this report, our labor and supply chain have not been disrupted.  Many of the franchisee-owned locations are experiencing similar disruptions to their business, and as a result, the Company has waived franchise royalty requirements until their dining rooms have re-opened.  The Company currently expects the majority of its dining rooms to remain closed through most of the second fiscal quarter of 2020.

Capital and Expense Reductions.  The Company has suspended all new restaurant construction and non-essential capital expenditures.  The Company has also made significant reductions in ongoing operating expenses, including curtailing operations in restaurants where take-out and delivery is not viable and furloughing a significant number of team members in the field and in the Company’s Home Office.  In addition, the Company has also implemented pay reductions for all remaining Home Office and field employees.  We have taken measures to reduce payments to our landlords and vendors in April 2020 and have begun discussions with our landlords and vendors to reduce or defer our payments. We are unable to predict the outcome of these discussions and the extent to which we will be able to negotiate to reduce or defer payments. With payments being delayed, landlords or vendors may terminate our leases and contracts or could take other actions that restrict our ability to access or reopen our stores in a timely manner.

Dividends and Share Buybacks. The Company suspended the quarterly cash dividend and there are no plans for share buybacks in the foreseeable future.

Balance Sheet.  In March 2020, the Company entered into a Second Amendment to our Credit Agreement (‘Second Amendment”), which increased the Company’s borrowing capacity to $150.0 million and relaxed the leverage covenant restrictions to 4.0 times Bank Adjusted EBITDA through the first quarter of 2021.  We borrowed the remaining available amount under the Revolving Credit Facility as a precautionary measure in order to increase the Company’s cash position and preserve financial flexibility.  On May 7, 2020, the Company entered into a Third Amendment to our Credit Agreement (“Third Amendment”), which waived financial covenants until the first quarter of 2021, further relaxed the leverage covenant restrictions during the first and second quarters of 2021 and added a monthly liquidity covenant.

This is an unprecedented event in the Company’s history and it is uncertain how the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or closure requirements, when the Company’s dining rooms will re-open, and what level of customer demand the Company will experience once the dining rooms are permitted to re-open. Additionally, if the Company fails to comply with its financial covenants and is unable to remedy or obtain a waiver or amendment, an event of default would result.  We have engaged in and are continuing to engage in discussions with various parties to explore financing opportunities to further enhance our liquidity.  The Company’s operating results, financial position  and liquidity over the next twelve months will depend upon a series of factors, including the duration of restaurant shutdowns; the speed with which, and the extent to which, customers return to its restaurants once the dining rooms re-open; the Company’s success in obtaining rent and other payment concessions from landlords and vendors; and the Company’s ability to raise additional capital.

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

Recent Accounting Pronouncements

In June 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses.  This update requires immediate recognition of management’s estimates of current expected credit losses.  The Company adopted this new standard on December 30, 2019.  The adoption of ASU 2016-13 did not have a significant impact on the Company’s financial reporting.

In January 2017 the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Impairment Test for Goodwill.  This update eliminated the calculation of implied goodwill fair value.  The Company adopted this new standard on December 30, 2019.  The adoption of ASU 2017-04 did not have a significant impact on the Company’s financial reporting.

In August 2018 the FASB issued ASU 2018-13, Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  This update primarily amended the disclosures required surrounding Level 3 fair value measurements.  The Company adopted this new standard on December 30, 2019.  The adoption of ASU 2018-13 did not have a significant impact on the Company’s financial reporting.

In August 2018 the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).  This update aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The Company adopted this new standard on December 30, 2019.  The adoption of ASU 2018-15 did not have a significant impact on the Company’s financial reporting.

In August 2018 the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses.  This update clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20.  Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842.  The Company adopted this new standard on December 30, 2019. The adoption of ASU 2018-19 did not have a significant impact on the Company’s financial reporting.

In December 2019 the FASB issued ASU 2019-12, Income Taxes (Topic 740).  This update modifies Topic 740 to simplify the accounting for income taxes.  This update is effective for the Company in the first quarter of fiscal year 2021.  The adoption of ASU 2019-12 is not expected to have a significant impact on the Company’s ongoing financial reporting.

(2) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of March 29, 2020 and December 29, 2019 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

During the first quarter of fiscal year 2020, primarily due to the impacts of the COVID-19 pandemic, the Company determined that a triggering event had occurred requiring an impairment evaluation of its long-lived assets, territory rights, indefinite lived intangible assets and goodwill.  After performing a Step 1 analysis the Company determined there was no impairment of goodwill and franchise rights with indefinite lives in the first quarter of fiscal year 2020.  The Company recorded a $5.6 million impairment loss related to long-lived assets at seven restaurants and a $3.1 million impairment loss related to territory rights.  The impairment was measured based on the amount by which the carrying amount of the assets exceeded fair value.  Fair value was estimated based on both the market and income approaches utilizing market participant assumptions reflecting all available information as of the balance sheet date.  The impairment losses are included in the loss on impairment caption in the accompanying condensed consolidated statement of operations.

The Company’s non-financial assets measured at fair value on a non-recurring basis as of March 29, 2020 were as follows (in thousands):

	Fair Value as of March 29, 2020	Significant Other Observable Inputs (Level 3)	Total Losses on Impairment
Long-lived assets	$4,689	$4,689	$5,596

	Fair Value as of March 29, 2020	Significant Other Observable Inputs (Level 3)	Total Losses on Impairment
Territory rights	$—	$—	$3,101

As of December 29, 2019, the Company had no assets or liabilities measured on a recurring or nonrecurring basis subject to the disclosure requirements of “Fair Value Measurements and Disclosures,” FASB ASC Topic 820.

(3) Leases

The Company leases restaurant facilities and equipment.  The Company determines whether an arrangement is or contains a lease at contract inception.  The Company’s leases are all classified as operating leases, which are included as ROU assets and operating lease liabilities in the Company’s condensed consolidated balance sheet.  Operating lease liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date.  ROU assets are measured based on the operating lease liabilities adjusted for lease incentives, initial indirect costs and impairments of operating lease assets.  Minimum lease payments include only the fixed lease components of the agreements, as well as any variable rate payments that depend on an index, which are measured initially using the index at the lease commencement dates.  To determine the present value of future minimum lease payments, the Company estimates incremental borrowing rates based on the information available at the lease commencement dates, or the transition date at adoption.  The Company estimates its rates by starting with the interest rate on its senior revolving credit facility and makes adjustments to that rate to reflect the amount that it would pay to borrow the amount of the lease payments on a collateralized basis over similar terms.  The Company validates such rates by determining its credit rating, adjusting the rating to capture payment terms on a collateralized basis and establishing a yield curve based on such rating.  The expected lease terms include options to extend when it is reasonably certain the Company will exercise the options up to a total term of 20 years.  For financial reporting purposes, minimum rent payments are expensed on a straight-line basis over the lives of the leases.  Additionally, incentives received from landlords used to fund leasehold improvements reduce the ROU assets related to those leases and are amortized as reductions to rent expense over the lives of the leases.  Variable lease payments that do not depend on a rate or index, payments associated with non-lease components and short-term rentals (leases with terms less than 12 months) are expensed as incurred.

At March 29, 2020, all of the Company-owned Ruth’s Chris Steak House restaurants operated in leased premises, with the exception of the restaurant in Ft. Lauderdale, FL, which is an owned property, and the restaurants in Anaheim, CA, Lake Mary, FL, Princeton, NJ and South Barrington, IL, which operate on leased land.  The leases generally provide for minimum annual rental payments with scheduled minimum rent payment increases during the terms of the leases.  Certain leases also provide for rent deferral during the initial term, lease incentives in the form of tenant allowances to fund leasehold improvements, and/or contingent rent provisions based on the sales at the underlying restaurants.  Most of the Company’s restaurant leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The weighted average term and discount rate for operating leases is 13.3 years and 4.9%, respectively.

The components of lease expense are as follows (in thousands):

		13 Weeks Ended	13 Weeks Ended
	Classification	March 29, 2020	March 31, 2019
Operating lease cost	Restaurant operating expenses and General and administrative costs	$7,152	$6,380
Variable lease cost	Restaurant operating expenses and General and administrative costs	2,726	2,757
Total lease cost		$9,878	$9,137

As of March 29, 2020, maturities of lease liabilities are summarized as follows (in thousands):

Operating Leases
2020, excluding first thirteen weeks ended March 29, 2020	$21,621
2021	28,290
2022	27,212
2023	24,290
2024	24,094
Thereafter	208,279
Total future minimum rental commitments	333,786
Imputed interest	(93,329)
$240,457

Supplemental cash flow information related to leases was as follows (in thousands):

	13 Weeks Ended	13 Weeks Ended
	March 29, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,507	$6,524
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,820	$4,055

Additionally, at March 29, 2020 we have executed seven leases for new Ruth’s Chris Steak House Restaurant locations with undiscounted fixed payments over the initial term of $35.7 million.  These leases are expected to have an economic lease term of 20 years.  These leases will commence when the landlords make the property available to us for the new restaurant construction.  We will assess the reasonably certain lease term at the lease commencement date.

(4) Revenue

In the following tables, the Company’s revenue is disaggregated by major component for each category on the consolidated statements of income (in thousands).

13 Weeks Ended March 29, 2020:	Domestic	International	Total Revenue
Restaurant sales	$103,040	$—	$103,040
Franchise income	3,059	567	3,626
Other operating income	1,870	—	1,870
Total revenue	$107,969	$567	$108,536

13 Weeks Ended March 31, 2019:	Domestic	International	Total Revenue
Restaurant sales	$112,986	$—	$112,986
Franchise income	3,819	739	4,558
Other operating income	2,197	—	2,197
Total revenue	$119,002	$739	$119,741

The following table provides information about receivables and deferred revenue liabilities from contracts with customers (in thousands).

	March 29,	December 29,
	2020	2019
Accounts receivable, less allowance for doubtful accounts 2020 - $270; 2019 - $241	$3,780	$19,615
Deferred revenue	$47,403	$52,856
Unearned franchise fees	$2,430	$2,489

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the first thirteen weeks of fiscal year 2020 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 29, 2019	$52,856	$2,489
Decreases in the beginning balance from gift card redemptions	(11,522)	—
Increases due to proceeds received, excluding amounts recognized during the period	6,115	—
Decreases due to recognition of franchise development and opening fees	—	(59)
Increases due to proceeds received for franchise development and opening fees	—	—
Other	(46)	—
Balance at March 29, 2020	$47,403	$2,430

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the first thirteen weeks of fiscal year 2019 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 30, 2018	$48,370	$2,680
Decreases in the beginning balance from gift card redemptions	(12,663)	—
Increases due to proceeds received, excluding amounts recognized during the period	6,613	—
Decreases due to recognition of franchise development and opening fees	—	(125)
Increases due to proceeds received for franchise development and opening fees	—	300
Other	186	—
Balance at March 31, 2019	$42,506	$2,855

(5) Long-term Debt

Long-term debt consists of the following (in thousands):

	March 29,	December 29,
	2020	2019
Senior Credit Facility:
Revolving credit facility	$145,000	$64,000
Less current maturities	—	—
	$145,000	$64,000

As of March 29, 2020, the Company had $145.0 million of outstanding indebtedness under its senior credit facility with approximately $201 thousand of borrowings available, net of outstanding letters of credit of approximately $4.8 million. As of March 29, 2020, the weighted average interest rate on the Company’s outstanding debt was 3.1% and the weighted average interest rate on its outstanding letters of credit was 1.9%.  In addition, the fee on the Company’s senior credit facility was 0.3%.

On February 2, 2017, the Company entered into a credit agreement with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (the Credit Agreement). The Credit Agreement provides for a revolving credit facility of $90.0 million with a $5.0 million subfacility for letters of credit and a $5.0 million subfacility for swingline loans.  The Credit Agreement has a maturity date of February 2, 2022.  At the Company’s option, revolving loans may bear interest at (i) LIBOR, plus an applicable margin or (ii) the highest of (a) the rate publicly announced by Wells Fargo as its prime rate, (b) the average published federal funds rate in effect on such day plus 0.50% and (c) one month LIBOR plus 1.00%, plus an applicable margin.  The applicable margin is based on the Company’s actual leverage ratio (“Consolidated Leverage Ratio”), ranging (a) from 1.50% to 2.25% above the applicable LIBOR rate or (b) at the Company’s option, from 0.50% to 1.25% above the applicable base rate.

On September 18, 2019, the Company entered into the First Amendment to Credit Agreement (the “First Amendment”) which amended its Credit Agreement, dated as of February 2, 2017.  The First Amendment, among other changes, increased the amount of the revolving credit facility to $120.0 million.  The amounts of the letters of credit subfacility and swingline subfacility remain unchanged at $5.0 million each.

On March 27, 2020, the Company, entered into the “Second Amendment” which amended its Credit Agreement, as amended by the First Amendment, with certain direct and indirect subsidiaries of the Company as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other agents party thereto.  The Second Amendment, among other changes, increased the amount of the revolving credit facility to $150.0 million and relaxed the Consolidated Leverage Ratio restrictions to 4.0 times Bank Adjusted EBITDA through the first quarter of 2021.  The amounts of the letters of credit subfacility and swingline subfacility under the Second Amendment remain unchanged at $5.0 million each.

The Second Amendment prohibits the Company from paying any dividends or repurchasing any shares of its common stock if the Company cannot demonstrate that its Consolidated Leverage Ratio is less than 2.50 to 1.00 (both before and after giving effect to the proposed repurchase or dividend), as determined commencing with the second fiscal quarter of 2020. The Second Amendment also prohibits the Company from making any capital expenditures other than maintenance capital expenditures if the Company cannot demonstrate that its Consolidated Leverage Ratio is less than 2.50 to 1.00 (both before and after giving effect to the proposed capital expenditure), as determined commencing with the second fiscal quarter 2020.

The Credit Agreement, as amended by the Second Amendment contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants requiring a minimum fixed coverage charge ratio (“Fixed Charge Coverage Ratio”) and limiting the Company’s Consolidated Leverage Ratio.  The Credit Agreement, as amended by the Second Amendment also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company. If any event of default occurs and is not cured within the applicable grace period, or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments under the Second Amendment and the lenders’ commitments may be terminated. The obligations under the Second Amendment are guaranteed by certain of the Company’s subsidiaries and are secured by a lien on substantially all of the Company’s personal property assets other than any equity interest in current and future subsidiaries of the Company.

Subsequent to the end of the first quarter of fiscal year 2020, on May 7, 2020, the Company entered into a Third Amendment to Credit Agreement (the “Third Amendment”) which amends its existing Credit Agreement, dated as of February 2, 2017 as amended by the First Amendment thereto, dated as of September 18, 2019 and the Second Amendment thereto dated as of March 27, 2020 (the “Existing Credit Agreement” and the Existing Credit Agreement as amended by the Third Amendment, the “Amended Credit Agreement”) with certain direct and indirect subsidiaries of the Company as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other agents party thereto. Like the Existing Credit Agreement, the Amended Credit Agreement provides for a $150.0 million revolving credit facility with a $5.0 million subfacility of letters of credit and a $5.0 million subfacility for swingline loans.

The Third Amendment provides relief from the financial covenants to maintain a specified quarterly minimum adjusted Fixed Charge Coverage Ratio and maximum Consolidated Leverage Ratio.

Under the Existing Credit Agreement, the Company had to maintain a Fixed Charge Coverage Ratio of at least 1.25 to 1.00.  The Third Amendment waives the requirement to maintain any Fixed Charge Coverage Ratio for the remainder of fiscal year 2020 but, commencing with the fiscal quarter ending March 28, 2021, requires that the Company maintain a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00 on an annualized basis, which will exclude the impact of fiscal year 2020.

The Existing Credit Agreement required the Company to maintain a Consolidated Leverage Ratio of not more than 2.75 to 1.00.  The Third Amendment waives any Consolidated Leverage Ratio requirement for the remainder of fiscal year 2020 but, commencing with the fiscal quarter ending March 28, 2021, requires a Consolidated Leverage Ratio based on annualized calculations, which will exclude the impact of fiscal year 2020, not to exceed the following thresholds for the periods indicated:

Period	Maximum Ratio
The last day of the first Fiscal Quarter of the 2021 Fiscal Year	5.00 to 1.00
The last day of the second Fiscal Quarter of the 2021 Fiscal Year	4.50 to 1.00
The last day of the third Fiscal Quarter of the 2021 Fiscal Year	4.00 to 1.00
The last day of the fourth Fiscal Quarter of the 2021 Fiscal Year and thereafter	3.00 to 1.00

The Third Amendment requires that the Company meet minimum cash holding requirements (“Minimum Scheduled Cash”)through December 2020 in an amount equal to (a) 50% of the net cash proceeds of any equity issuances by the Company or any of its subsidiaries effected between May 1, 2020 and December 31, 2020 (excluding certain amounts required to be used to make prepayments on loans outstanding under the Amended Credit Agreement) plus (b) the following amount for each month set forth below1:

May 2020	$34,000,000
June 2020	$29,000,000
July 2020	$21,000,000
August 2020	$19,000,000
September 2020	$15,000,000
October 2020[1]	$13,000,000
November 2020[1]	$13,000,000
December 2020	$14,000,000

1For each of October 2020 and November 2020, to the extent that any net cash proceeds of any equity issuances by the Company or any of its subsidiaries are included in the calculation of Minimum Scheduled Cash for such month, the amounts for such month in the chart above will be deemed to be $12,000,000 and $10,000,000, respectively.

Interest rates on loans under the Amended Credit Agreement are 2.75% and 1.75% above the LIBOR Rate and Base Rate, respectively, and the fee for the daily unused availability under the revolving credit facility is 0.40% until the Calculation Date for the fiscal quarter ending March 28, 2021.  Thereafter, interest rate margins and the fee for the unused commitment will be calculated based on the Consolidated Leverage Ratio in accordance with the Existing Credit Agreement.  The term “Calculation Date” means the date five (5) business days after the day on which the Company provides a compliance certificate required under the Amended Credit Agreement for its most recently ended fiscal quarter.

The Third Amendment also provides that if by September 27, 2020, the Company has not received at least $20 million in gross proceeds from equity issuances, then from the fiscal quarter ending on September 27, 2020 until the Calculation Date with respect to the fiscal quarter ending on March 28, 2021, interest rates will be 3.25% and 2.25% above the LIBOR Rate and Base Rate, respectively, and the fee for the daily unused availability under the revolving credit facility will be 0.40% until the Calculation Date for the fiscal quarter ending March 28, 2021 at which point interest rates and the unused commitment fee will be calculated based on the Leverage Ratio in accordance with the Existing Credit Agreement.

Until the Company can demonstrate compliance with both the minimum Fixed Coverage Charge Ratio and the maximum Consolidated Leverage Ratio following the end of the fiscal quarter ending March 28, 2021, the Third Amendment requires that the Company use 50% of the net cash proceeds of any equity issuances over $30.0 million (other than the exercise price on stock options issued as part of employee compensation) to make mandatory principal prepayments of loans outstanding under the Amended Credit Agreement (with a permanent reduction to the revolving credit commitment under the Amended Credit Agreement in an amount corresponding to the amount of such prepayment), and/or cash collateralize the letter of credit obligations outstanding under the Amended Credit Agreement.

The Third Amendment limits acquisitions by the Company until it can demonstrate compliance with the minimum Fixed Coverage Charge Ratio following the end of the fiscal quarter ending March 28, 2021.

(6) Shareholders’ Equity

In October 2019 the Company’s Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time.  The new share repurchase program replaces the previous share repurchase program announced in October 2017, which has been terminated.  During the first thirteen weeks of fiscal year 2020, 902,000 shares were repurchased at an aggregate cost of $13.2 million, or an average cost of $14.66 per share.  As of March 29, 2020, $41.6 million remained available for future purchases under the share repurchase program.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2020
February 21, 2020	$0.15	March 6, 2020	$4,428	March 20, 2020

Fiscal Year 2019
February 22, 2019	$0.13	March 7, 2019	$3,967	March 21, 2019

As a result of the impacts to our business arising from the COVID-19 pandemic, the Company has suspended its share repurchase program and dividend payments.  The recent amendments to the Company’s Revolving Credit Facility currently prohibit the payment of dividends and share repurchases until our leverage ratio is less than 2.5 times Bank Adjusted EBITDA. Outstanding unvested restricted stock is not included in common stock outstanding amounts. Restricted stock awards outstanding as of March 29, 2020 aggregated 921,329 shares.  Restricted stock units outstanding as of March 29, 2020 aggregated 54,550 shares.

(7) Franchisee Acquisition

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

The goodwill for the MBR Franchise Acquisition is all deductible for federal income tax purposes.  Goodwill was measured as the excess of the consideration transferred over the net of the amounts assigned to identifiable assets acquired and the liabilities assumed as of the acquisition date, and includes the economic value of expected future cash flows not assigned to identifiable assets, efficiencies from combining the operations of the acquired restaurants with other Company-owned restaurants and an assembled workforce.  The goodwill for the MBR Franchise Acquisition, which is included with the goodwill for the reporting unit identified as the steakhouse operating segment, will be reviewed for potential impairment annually or more frequently if triggering events are detected.  The determination of the acquisition date fair value of the franchise and territory rights was based on a multi-period excess earnings approach and involved projected after-royalty future earnings discounted using a market discount rate, from which a contributory asset charge for net working capital, property and equipment and assembled workforce was subtracted.  The reacquired franchise rights will be amortized over a weighted average term of 6.2 years, which reflects the remaining terms of the related franchise agreements, not including renewal options.  The reacquired territory rights, which were valued at $3.3 million on the acquisition date, were impaired during the fiscal quarter ended March 29, 2020. Property and equipment will be depreciated over a period of two to twenty years.

(8) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment. The Company does not rely on any major customers as a source of revenue. The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of March 29, 2020, (i) the Company-owned steakhouse restaurant segment included 83 Ruth’s Chris Steak House restaurants and three Ruth’s Chris Steak House restaurants operating under contractual agreements and (ii) the franchise operations segment included 73 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the Company-owned steakhouse segment for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment.

Segment information related to the Company’s two reportable business segments follows (in thousands):

	13 Weeks Ended
	March 29,	March 31,
	2020	2019
Revenues:
Company-owned steakhouse restaurants	$103,971	$114,184
Franchise operations	3,626	4,558
Unallocated other revenue and revenue discounts	939	999
Total revenues	$108,536	$119,741

Segment profits:
Company-owned steakhouse restaurants	$17,791	$28,733
Franchise operations	3,626	4,558
Total segment profit	21,417	33,291

Unallocated operating income	939	999
Marketing and advertising expenses	(3,438)	(3,629)
General and administrative costs	(8,031)	(8,751)
Depreciation and amortization expenses	(5,822)	(4,969)
Pre-opening costs	(477)	(98)
Loss on impairment	(8,697)	—
Interest expense, net	(628)	(405)
Other income	33	2
Income (loss) before income tax expense	$(4,704)	$16,440

Capital expenditures:
Company-owned steakhouse restaurants	$3,767	$5,096
Corporate assets	161	764
Total capital expenditures	$3,928	$5,860

	March 29,	December 29,
	2020	2019
Total assets:
Company-owned steakhouse restaurants	$455,562	$471,756
Franchise operations	1,142	2,435
Corporate assets - unallocated	72,255	17,756
Deferred income taxes - unallocated	6,901	4,929
Total assets	$535,860	$496,876

(9) Stock-Based Employee Compensation

On May 15, 2018, the Company’s stockholders approved a new 2018 Omnibus Incentive Plan (2018 Plan) which replaced the Amended and Restated 2005 Equity Incentive Plan (2005 Plan), which expired on May 30, 2018.  The 2018 Plan authorizes 2.5 million shares reserved for future grants.  Awards that were previously awarded under the 2005 Plan that are forfeited or cancelled in the future will be made available for grant or issuance under the 2018 Plan.  The 1,649,394 shares that were authorized but unissued under the 2005 Plan as of May 15, 2018 were cancelled.  As of March 29, 2020, there were no shares of common stock issuable upon exercise of currently outstanding options, and 384,663 currently outstanding unvested restricted stock awards under the 2005 Plan.  As of March 29, 2020, there were 536,666 currently outstanding unvested restricted stock awards and 54,550 restricted stock units under the 2018 Plan.  As of March 29, 2020, the 2018 Plan has 2,171,715 shares available for future grants. During the first thirteen weeks of fiscal year 2020, the Company issued 208,249 restricted stock awards and units to directors, officers and other employees of the Company. Of the 208,249 restricted stock awards and units issued during the first thirteen weeks of fiscal year 2020, 50,419 shares will vest in fiscal year 2021, 99,040 shares will vest in fiscal year 2022, 50,426 shares will vest in fiscal year 2023 and 8,364 shares will vest in fiscal year 2025.  Total stock compensation expense recognized during the first thirteen weeks of fiscal years 2020 and 2019 was $2.0 million, in each case.

(10) Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, addressing the carryback of net operating losses (NOL)s, temporary modifications to the interest expense deduction limits, and technical amendments for qualified improvement property. Additionally, the CARES Act provides for refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes. The Company intends to take advantage of the ability to carryback to prior years federal NOLs generated in certain years, as well as the deferral offered for the employer-paid portion of social security tax.  The Company continues to evaluate other provisions of the CARES Act and its impact on its effective tax rate.

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:
	13 Weeks Ended
	March 29,	March 31,
	2020	2019
Income tax expense at statutory rates	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	3.1%	3.8%
Federal employment tax credits	(4.2%)	(8.9%)
Non-deductible executive compensation	0.9%	1.9%
Stock-based compensation	(6.2%)	(1.3%)
Other	4.2%	(1.1%)
Effective tax rate	18.8%	15.4%

The Employment-related tax credits line in the effective tax rate schedule above is comprised mainly of federal FICA tip credits which the Company utilizes to reduce its periodic federal income tax expense. A restaurant company employer may claim a credit against its federal income taxes for FICA taxes paid on certain wages (the FICA tip credit). The credit against income tax liability is for the full amount of eligible FICA taxes. Employers cannot deduct from taxable income the amount of FICA taxes taken into account in determining the credit.

Reflected in the Other line in the effective tax rate schedule above for the quarter ended March 29, 2020 is a tax benefit of $1.8 million related to the carryback of federal NOLs under the CARES Act, and a tax expense of $1.7 million related to changes in valuation allowances against deferred tax assets for certain state NOL carryforwards.

(11) Earnings Per Share

The following table sets forth the computation of earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended
	March 29,	March 31,
	2020	2019
Net income (loss)	$(3,818)	$13,911
Shares:
Weighted average number of common shares outstanding - basic	28,287,261	29,275,501
Weighted average number of common shares outstanding - diluted	28,287,261	29,903,511

Basic earnings (loss) per common share	$(0.13)	$0.48

Diluted earnings (loss) per common share	$(0.13)	$0.47

Diluted earnings per share for the first quarter of fiscal year 2020 and 2019 excludes restricted shares of 341,451 and 27,788 which were outstanding during the period but were anti-dilutive and had no exercise price.

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

The COVID-19 outbreak and these responses have affected and will continue to adversely affect our revenue, operating costs and liquidity, and we cannot predict how long the outbreak will last or what other government responses may occur.

The COVID-19 outbreak has also adversely affected our ability to open new restaurants. Due to the uncertainty in the economy and to preserve liquidity, we have paused all construction of new restaurants and major remodel projects at existing restaurants. These changes may materially adversely affect our ability to grow our business, particularly if these construction pauses are in place for a significant amount of time.

As a result of the COVID-19 outbreak, we may be unable to secure additional liquidity.  We have engaged in and are continuing to engage in discussions with various parties to explore financing opportunities to further enhance our liquidity. The COVID-19 outbreak is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 outbreak lasts.  The equity markets in the United States have been extremely volatile due to the COVID-19 outbreak, and the Company’s stock price has fluctuated significantly.  Continued volatility in the equity markets and our stock price could negatively impact our ability to raise capital.

Our restaurant operations could be further disrupted if large numbers of our employees are diagnosed with COVID-19. If a significant percentage of our workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially materially adversely affecting our liquidity, financial condition or results of operations.  Team members might seek and find other employment during the COVID-19 business interruption, which could materially adversely affect our ability to properly staff and reopen our restaurants with experienced team members when the business interruptions caused by COVID-19 abate or end.

Our suppliers could be adversely impacted by the COVID-19 outbreak. If our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face shortages of food items or other supplies at our restaurants, and our operations and sales could be adversely impacted by such supply interruptions.  We did not pay rent to our landlords in April 2020.  We have begun discussions with our landlords to reduce or defer our rent payments. We are unable to predict the outcome of these discussions and the extent to which we will be able to negotiate to reduce or defer rent. With rent payments being delayed, landlords may terminate our leases or could take other actions that restrict our ability to access or reopen our stores in a timely manner.

Additional government regulations or legislation as a result of COVID-19 in addition to decisions we have made and may make in the future relating to the compensation of and benefit offerings for our restaurant team members could also have an adverse effect on our business. We cannot predict the types of additional government regulations or legislation that may be passed relating to employee compensation as a result of the COVID-19 outbreak.

The Company could experience other potential impacts as a result of the COVID-19 pandemic that are not completely known at this time, including, but not limited to, charges from potential adjustments to the carrying amount of goodwill, indefinite-lived intangibles and long-lived asset impairment charges. Our actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely though not exclusively on the duration of the disruption to its business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “targeting,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals, including with respect to new restaurant openings, capital expenditures, strategy, financial outlook, cash-burn rate, our effective tax rate, and the impact of healthcare inflation and recent accounting pronouncements, also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: the negative impact the COVID-19 pandemic has had and will continue to have on our business, financial condition and results of operations; reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to income taxes, unclaimed property, Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; harmful actions taken by the Company’s franchisees; the inability to successfully integrate franchisee acquisitions into the Company’s business operations; a material failure, interruption or security breach of the Company’s information technology network; the Company’s indemnification obligations in connection with its sale of the Mitchell’s Restaurants; the Company’s ability to protect its name and logo and other proprietary information; an impairment in the financial statement carrying value of our goodwill, other intangible assets or property; the impact of litigation; the restrictions imposed by the Company’s Credit Agreement; changes in, or the suspension or discontinuation of, the Company’s quarterly cash dividend payments or share repurchase program; and the inability to secure additional financing on terms acceptable to the Company. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Part II, Item1A of this Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have not occurred.

In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency which has resulted in a significant reduction in revenue at our restaurants due to mandatory restaurant closures, capacity limitations, social distancing guidelines or other containment methods to slow the transmission of the virus that have been mandated by jurisdictions across the world, including federal, state and local governments throughout the United States.  As a result of these developments, we are experiencing a significant negative impact on our revenues, results of operations and cash flows.

Due to the government mandates regarding limited or no in-restaurant dining due to COVID-19, the dining rooms in all of our Company-owned restaurants are closed.  We are operating take-out and delivery in 56 Company-owned restaurants where it is permitted by local regulations and economically viable and 30 Company-owned and -managed restaurants are closed.  Many of our franchise locations are experiencing similar disruptions to their business, and as a result, we have waived franchise royalty requirements until their dining rooms have re-opened.  This is an unprecedented event in our company’s history and we cannot predict how the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or closure requirements, when our dining rooms will reopen, and what level of customer demand we will experience once our dining rooms are permitted to re-open.

In response to the business disruption caused by the COVID-19 outbreak, we have taken the following actions.

-

Due to the government mandates regarding limited or no in-restaurant dining due to COVID-19, we are leveraging our Ruth’s Anywhere program in markets where take-out and delivery sales are sufficient to cover the costs of management staffing those locations.

-	We suspended all new restaurant construction and non-essential capital expenditures, which are expected to lower annual capital expenditures by over $35 million.
-

We made significant reductions in ongoing operating expenses, including curtailing operations in restaurants where take-out and delivery is not viable and furloughing a significant number of team members in the field and in the Company’s Home Office.  In addition, we also implemented pay reductions for all remaining Home Office and field employees.

-	We did not pay rent to our landlords in April 2020 and have begun discussions with our landlords to reduce or defer our rent payments.
-	We suspended the quarterly cash dividend and have no plans for share buybacks in the foreseeable future.
-

In March, we entered into a Second Amendment to our Credit Agreement, which increased our borrowing capacity to $150.0 million and relaxed the leverage covenant restrictions to 4.0 times Bank Adjusted EBITDA through the first quarter of 2021.  We borrowed the remaining available amount under the Revolving Credit Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility.  On May 7, 2020, the Company entered into a Third Amendment to our Credit Agreement, which waived financial covenants until the first quarter of 2021, further relaxed the leverage covenant restrictions during the first and second quarters of 2021 and added a monthly liquidity covenant.

-	We have engaged in and are continuing to engage in discussions with various parties to explore financing opportunities to further enhance our liquidity.

As of May 4, 2020, we had approximately $62.5 million of cash on hand, $145.0 million of borrowings under the Revolving Credit Facility and $4.8 million of outstanding letters of credit.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us,” “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries.

Overview

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of March 29, 2020, there were 159 Ruth’s Chris Steak House restaurants, including 83 Company-owned restaurants, three restaurants operating under contractual agreements and 73 franchisee-owned restaurants. During January 2020 a Company-owned Ruth’s Chris Steak House restaurant was relocated in Washington D.C.

On July 29, 2019, the Company completed the acquisition of substantially all of the assets of three franchisee-owned Ruth’s Chris Steak House restaurants located in Philadelphia, PA, King of Prussia, PA and Garden City, NY (the “MBR Franchise Acquisition”) for a cash purchase price of $18.6 million.  The acquisition was funded with debt through the Company’s senior credit facility.  The results of operations, financial position and cash flows of the MBR Franchise Acquisition are included in the Company’s consolidated financial statements as of the date of the acquisition.  For additional information, see Note 7.

The Ruth’s Chris menu features a broad selection of USDA Prime- and other high quality steaks and other premium offerings served in Ruth’s Chris’ signature fashion – “sizzling” and topped with butter – complemented by other traditional menu items inspired by our New Orleans heritage. The Ruth’s Chris restaurants reflect over 50 years committed to the core values instilled by our founder, Ruth Fertel, of caring for our guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere.

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

Our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 provides additional information about our business, operations and financial condition.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of total revenues for the periods indicated, except as otherwise noted. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	13 Weeks Ended
	March 29,	March 31,
	2020	2019
Revenues:
Restaurant sales	94.9%	94.4%
Franchise income	3.3%	3.8%
Other operating income	1.8%	1.8%
Total revenues	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	29.7%	28.2%
Restaurant operating expenses (percentage of restaurant sales)	53.9%	47.4%
Marketing and advertising	3.2%	3.0%
General and administrative costs	7.4%	7.3%
Depreciation and amortization expenses	5.4%	4.1%
Pre-opening costs	0.4%	0.1%
Loss on impairment	8.0%	—
Total costs and expenses	103.8%	85.9%
Operating income (loss)	(3.8%)	14.1%

Other income (expense):
Interest expense, net	(0.5%)	(0.4%)
Other	0.0%	0.0%
Income before income taxes	(4.3%)	13.7%
Income tax expense (benefit)	(0.8%)	2.1%
Net income (loss)	(3.5%)	11.6%

First Quarter Ended March 29, 2020 (13 Weeks) Compared to First Quarter Ended March 31, 2019 (13 Weeks)

Overview. Operating income decreased by $21.0 million, or 124.4%, to a loss of $4.1 million for the first quarter of fiscal year 2020 from the first quarter of fiscal year 2019. Operating income for the first quarter of fiscal year 2020 was unfavorably impacted by a $9.9 million decrease in restaurant sales, an $8.7 million loss on impairment, a $2.0 million increase in operating expenses, a $932 thousand decrease in franchise income and a $853 thousand increase in depreciation and amortization, which were partially offset by a $1.2 million decrease in food and beverage costs and a $720 thousand decrease in general and administrative expenses. Net income decreased from the first quarter of fiscal year 2019 by $17.7 million to a loss of $3.8 million.

Segment Profits. Segment profitability information is presented in Note 8 to the condensed consolidated financial statements. Not all operating expenses are allocated to operating segments.  The Ruth’s Chris Steak House Company-owned restaurants, which are all located in the United States, are managed as an operating segment. The Ruth’s Chris concept operates within the full-service dining industry, providing similar products to similar customers. The franchise operations are reported as a separate operating segment. Segment profits for the first quarter of fiscal year 2020 for the Company-owned steakhouse restaurant segment decreased by $10.9 million to $17.8 million from the first quarter of fiscal year 2019. The decrease was driven primarily by a $10.2 million decrease in revenues and a $2.0 million increase in restaurant operating expenses offset by a $1.2 million decrease in food and beverage costs.  Franchise income decreased $932 thousand in the first quarter of fiscal year 2020 compared to the first quarter of fiscal year 2019.

Restaurant Sales.  Restaurant sales decreased by $9.9 million, or 8.8%, to $103.0 million in the first quarter of fiscal year 2020 from the first quarter of fiscal year 2019.  Company-owned comparable restaurant sales decreased by 13.5% which consisted of a 14.1% decrease in traffic and an average check increase of 0.7%.  Through the end of February, comparable restaurant sales increased 2.2%, including flat traffic and an average check increase of 2.2%.  Comparable restaurant sales and traffic were negatively affected by the COVID-19 pandemic which resulted in a 50.5% decline in comparable restaurant sales in March.  All dining rooms in Company-owned stores remain closed.  There are 56 Company-owned stores that remain open and operating in a take-out and delivery operation only.

Franchise Income. Franchise income in the first quarter of fiscal year 2020 decreased $932 thousand compared to the first quarter of fiscal year 2019.  The decrease was primarily driven by the COVID-19 pandemic which resulted in store closures in the franchisee owned restaurants comparable to the Company-owned restaurants.

Other Operating Income. Other operating income decreased $327 thousand in the first quarter of fiscal year 2020 compared to the first quarter of fiscal year 2019.  The decrease in other operating income was primarily due to a $176 thousand decrease in income from restaurants operating under contractual agreements, who were similarly impacted by the COVID-19 pandemic.  In addition, miscellaneous other operating income generated at the restaurant level decreased $91 thousand compared to the first quarter of fiscal year 2019.

Food and Beverage Costs. Food and beverage costs decreased $1.2 million in the first quarter of fiscal year 2020 compared to the first quarter of fiscal year 2019 to $30.6 million. As a percentage of restaurant sales, food and beverage costs increased to 29.7% in the first quarter of fiscal year 2020 from 28.2% in the first quarter of fiscal year 2019 primarily driven by a 3.7% increase in total beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $2.0 million, or 3.6%, to $55.6 million in the first quarter of fiscal year 2020 from the first quarter of fiscal year 2019.  Restaurant operating expenses, as a percentage of restaurant sales, increased to 53.9% in the first quarter of fiscal year 2020 from 47.4% in the first quarter of fiscal year 2019.  The increase in restaurant operating expenses as a percentage of restaurant sales was primarily due to sales deleveraging as a result of limited restaurant operations caused by COVID-19.

Marketing and Advertising. Marketing and advertising expenses decreased $191 thousand to $3.4 million, in the first quarter of fiscal year 2020 from the first quarter of fiscal year 2019. The decrease in marketing and advertising expenses in the first quarter of fiscal year 2020 was attributable to a shift of marketing tactics across the periods.

General and Administrative Costs. General and administrative costs decreased $720 thousand to $8.0 million in the first quarter of fiscal year 2020 from the first quarter of fiscal year 2019. The decrease in general and administrative costs was primarily attributable to a $722 thousand decrease in incentive compensation expense.  As a percentage of revenue general and administrative costs increased from 7.3% in the first quarter of fiscal year 2019 to 7.4% in the first quarter of fiscal year 2020 primarily due to revenue deleveraging as a result of limited restaurant operations caused by COVID-19.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $853 thousand to $5.8 million in the first quarter of fiscal year 2020 from the first quarter of fiscal year 2019 primarily due to depreciation on new restaurant and remodel assets placed in service within the last twelve months.

Pre-opening Costs. Pre-opening costs were $477 thousand in the first quarter of fiscal year 2020 primarily due to the opening of relocated Ruth’s Chris Steak House restaurant in Washington, D.C. and the planned opening of the Ruth’s Chris Steak House restaurant in Short Hills, NJ.  Pre-opening costs were $98 thousand in the first quarter of 2019 primarily due to the opening of the Ruth’s Chris Steak House restaurant in Reno, NV that operates under a contractual agreement.

Loss on Impairment. During the first quarter of fiscal year 2020 the Company recorded a $5.6 million impairment loss related to long-lived assets and a $3.1 million impairment loss related to territory rights as described further in Note 2 and Note 7 to the condensed consolidated financial statements, respectively.

Interest Expense. Interest expense increased $223 thousand to $628 thousand in the first quarter of fiscal year 2020 compared to $405 thousand in the first quarter of fiscal year 2019.  The increase relates to higher average debt balances during the first quarter of fiscal year 2020 compared to the first quarter of fiscal year 2019.

Other Income and Expense. During the first quarter of fiscal year 2020, we recognized other income of $33 thousand.  During the first quarter of fiscal year 2019 we recognized other income of $2 thousand.

Income Tax Expense. During the first quarter of fiscal year 2020, we recognized an income tax benefit of $886 thousand. During the first quarter of fiscal year 2019, we recognized income tax expense of $2.5 million. The effective tax rate, including the impact of discrete items, increased to a 18.8% benefit for the first quarter of fiscal year 2020 compared to 15.4% for the first quarter of fiscal year 2019 primarily due to the generation of a pretax loss, coupled with other discrete tax items.  Fiscal year 2020 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2020 to differ from the effective tax rate for the first quarter of fiscal year 2020.

Net Loss. Net loss was $3.8 million in the first quarter of fiscal year 2020 which reflected a decrease of $17.7 million compared to net income of $13.9 million in the first quarter of fiscal year 2019. The decrease was attributable to the factors noted above.

Liquidity and Capital Resources

Overview

During the first thirteen weeks of fiscal year 2020 our principal sources of cash flow were provided by borrowings from our senior credit facility and our operating activities.  During the first thirteen weeks of fiscal year 2020 our principal uses of cash flow were capital expenditures, the repurchase of common stock, dividend payments and the repayment of long-term debt.

During the fourth quarter of fiscal year 2019 our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $60 million of outstanding common stock from time to time.  Prior to the World Health Organization’s declaration of the COVID-19 pandemic, under a Rule 10b5-1 plan, during the first thirteen weeks of fiscal year 2020, we repurchased 902,000 shares at an aggregate cost of $13.2 million or an average cost of $14.66 per share.  All repurchased shares were retired and cancelled.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. We paid a quarterly cash dividend of $0.15 per share, or $4.4 million in the aggregate, during the first quarter of fiscal year 2020. As a result of the impacts to our business arising from the COVID-19 pandemic, share purchases and dividend payments have been indefinitely suspended.

In order to improve our liquidity position, we have fully drawn the $150.0 million capacity of our Revolving Credit Facility.  As noted above, we have engaged in and are continuing to engage in discussions with various parties to explore financing opportunities to further enhance our liquidity.  Additionally, we are proactively taking steps to increase available cash including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures, suspending dividends and utilizing funds available under our existing Revolving Credit Facility.

Senior Credit Facility

As of March 29, 2020, we had $145.0 million of outstanding indebtedness under our senior credit facility with approximately $201 thousand of availability, net of outstanding letters of credit of approximately $4.8 million. As of March 29, 2020, the weighted average interest rate on our outstanding debt was 3.1% and the weighted average interest rate on our outstanding letters of credit was 1.9%.  In addition, the fee on the unused portion of our senior credit facility was 0.3%.

On February 2, 2017, we entered into a credit agreement with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (the Credit Agreement) governing a senior credit facility that replaced our prior credit facility. The Credit Agreement provides for a revolving credit facility of $90.0 million with a $5.0 million subfacility for letters of credit and a $5.0 million subfacility for swingline loans.  The Credit Agreement has a maturity date of February 2, 2022.  At our option, revolving loans may bear interest at (i) LIBOR, plus an applicable margin or (ii) the highest of (a) the rate publicly announced by Wells Fargo as its prime rate, (b) the average published federal funds rate in effect on such day plus 0.50% and (c) one month LIBOR plus 1.00%, plus an applicable margin.  The applicable margin is based on our Consolidated Leverage Ratio, ranging (a) from 1.50% to 2.25% above the applicable LIBOR rate or (b) at our option, from 0.50% to 1.25% above the applicable base rate.

On September 18, 2019, the Company entered into First Amendment to Credit Agreement (the “First Amendment”) which amends its Credit Agreement.  The First Amendment, among other changes, increased the amount of the revolving credit facility to $120.0 million.  The amounts of the letters of credit subfacility and swingline subfacility remain unchanged at $5.0 million each.

On March 27, 2020, the Company, entered into a Second Amendment to Credit Agreement (the “Second Amendment”) which amended its Credit Agreement, as amended by the First Amendment, with certain direct and indirect subsidiaries of the Company as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other agents party thereto.  The Second Amendment, among other changes, increased the amount of the revolving credit facility to $150.0 million and relaxed the

Consolidated Leverage Ratio covenant restrictions to 4.0 times Bank Adjusted EBITDA through the first quarter of 2021.  The amounts of the letters of credit subfacility and swingline subfacility under the Second Amendment remain unchanged at $5.0 million each.

The Second Amendment prohibits the Company from paying any dividends or repurchasing any shares of its common stock if the Company cannot demonstrate that its Consolidated Leverage Ratio is less than 2.50 to 1.00 (both before and after giving effect to the proposed repurchase or dividend), as determined commencing with the second fiscal quarter of 2020.  The Second Amendment also prohibits the Company from making any capital expenditures other than maintenance capital expenditures if the Company cannot demonstrate that its Consolidated Leverage Ratio is less than 2.50 to 1.00 (both before and after giving effect to the proposed capital expenditure), as determined commencing with the second fiscal quarter of 2020.

The Credit Agreement, as amended by the Second Amendment contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants requiring a minimum Fixed Charge Coverage Ratio and limiting the Company’s Consolidated Leverage Ratio.  The Credit Agreement, as amended by the Second Amendment, also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company. If any event of default occurs and is not cured within the applicable grace period, or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments under the Second Amendment and the lenders’ commitments may be terminated. The obligations under the Second Amendment are guaranteed by certain of the Company’s subsidiaries and are secured by a lien on substantially all of the Company’s personal property assets other than any equity interest in current and future subsidiaries of the Company.

Subsequent to the end of the first quarter of fiscal year 2020, on May 7, 2020, the Company entered into a Third Amendment to Credit Agreement (the “Third Amendment”) which amends its existing Credit Agreement, dated as of February 2, 2017 as amended by the First Amendment thereto, dated as of September 18, 2019 and the Second Amendment thereto dated as of March 27, 2020 (the “Existing Credit Agreement” and the Existing Credit Agreement as amended by the Third Amendment, the “Amended Credit Agreement”) with certain direct and indirect subsidiaries of the Company as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other agents party thereto. Like the Existing Credit Agreement, the Amended Credit Agreement provides for a $150.0 million revolving credit facility with a $5.0 million subfacility of letters of credit and a $5.0 million subfacility for swingline loans.

The Third Amendment provides relief from the financial covenants to maintain a specified quarterly minimum adjusted Fixed Charge Coverage Ratio and maximum Consolidated Leverage Ratio.

Under the Existing Credit Agreement, the Company had to maintain a Fixed Charge Coverage Ratio of at least 1.25 to 1.00.  The Third Amendment waives the requirement to maintain any Fixed Charge Coverage Ratio for the remainder of fiscal year 2020 but, commencing with the fiscal quarter ending March 28, 2021, requires that the Company maintain a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00 on an annualized basis, which will exclude the impact of fiscal year 2020.

The Existing Credit Agreement required the Company to maintain a Consolidated Leverage Ratio of not more than 2.75 to 1.00.  The Third Amendment waives any Consolidated Leverage Ratio requirement for the remainder of fiscal year 2020 but, commencing with the fiscal quarter ending March 28, 2021, requires a Consolidated Leverage Ratio based on annualized calculations, which will exclude the impact of fiscal year 2020, not to exceed the following thresholds for the periods indicated:

Period	Maximum Ratio
The last day of the first Fiscal Quarter of the 2021 Fiscal Year	5.00 to 1.00
The last day of the second Fiscal Quarter of the 2021 Fiscal Year	4.50 to 1.00
The last day of the third Fiscal Quarter of the 2021 Fiscal Year	4.00 to 1.00
The last day of the fourth Fiscal Quarter of the 2021 Fiscal Year and thereafter	3.00 to 1.00

The Third Amendment requires that the Company meet minimum cash holding requirements through December 2020 in an amount equal to (a) 50% of the net cash proceeds of any equity issuances by the Company or any of its subsidiaries effected between May 1,

2020 and December 31, 2020 (excluding certain amounts required to be used to make prepayments on loans outstanding under the Amended Credit Agreement) plus (b) the following amount for each month set forth below1:

May 2020	$34,000,000
June 2020	$29,000,000
July 2020	$21,000,000
August 2020	$19,000,000
September 2020	$15,000,000
October 2020[1]	$13,000,000
November 2020[1]	$13,000,000
December 2020	$14,000,000

1For each of October 2020 and November 2020, to the extent that any net cash proceeds of any equity issuances by the Company or any of its subsidiaries are included in the calculation of Minimum Scheduled Cash for such month, the amounts for such month in the chart above will be deemed to be $12,000,000 and $10,000,000, respectively.

Interest rates on loans under the Amended Credit Agreement are 2.75% and 1.75% above the LIBOR Rate and Base Rate, respectively, and the fee for the daily unused availability under the revolving credit facility is 0.40% until the Calculation Date for the fiscal quarter ending March 28, 2021.  Thereafter, interest rate margins and the fee for the unused commitment will be calculated based on the Consolidated Leverage Ratio in accordance with the Existing Credit Agreement.  The term “Calculation Date” means the date five (5) business days after the day on which the Company provides a compliance certificate required under the Amended Credit Agreement for its most recently ended fiscal quarter.

The Third Amendment also provides that if by September 27, 2020, the Company has not received at least $20 million in gross proceeds from equity issuances, then from the fiscal quarter ending on September 27, 2020 until the Calculation Date with respect to the fiscal quarter ending on March 28, 2021, interest rates will be 3.25% and 2.25% above the LIBOR Rate and Base Rate, respectively, and the fee for the daily unused availability under the revolving credit facility will be 0.40% until the Calculation Date for the fiscal quarter ending March 28, 2021 at which point interest rates and the unused commitment fee will be calculated based on the Leverage Ratio in accordance with the Existing Credit Agreement.

Until the Company can demonstrate compliance with both the minimum Fixed Coverage Charge Ratio and the maximum Consolidated Leverage Ratio following the end of the fiscal quarter ending March 28, 2021, the Third Amendment requires that the Company use 50% of the net cash proceeds of any equity issuances over $30.0 million (other than the exercise price on stock options issued as part of employee compensation) to make mandatory principal prepayments of loans outstanding under the Amended Credit Agreement (with a permanent reduction to the revolving credit commitment under the Amended Credit Agreement in an amount corresponding to the amount of such prepayment), and/or cash collateralize the letter of credit obligations outstanding under the Amended Credit Agreement.

The Third Amendment limits acquisitions by the Company until it can demonstrate compliance with the minimum Fixed Coverage Charge Ratio following the end of the fiscal quarter ending March 28, 2021.

The Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants requiring a minimum fixed coverage charge ratio and limiting our consolidated leverage ratio.  As of March 29, 2020, we were in compliance with all of the covenants in the Credit Agreement.

Under the Credit Agreement, restricted junior payments, which include cash dividend payments, repurchases of our equity securities and payments and prepayments of subordinated indebtedness, made subsequent to February 2, 2017 were limited to $100.0 million if our consolidated leverage ratio was greater than or equal to 2.00:1.00, and were not limited in amount if our consolidated leverage ratio was less than 2.00:1.00.  As of the date of this Quarterly Report on Form 10-Q, $126.4 million in restricted junior payments have been made since February 2, 2017.  As described above, the Third Amendment modified these limitations.

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	13 Weeks Ended
	March 29,	March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$6,565	$12,079
Investing activities	(3,928)	(5,860)
Financing activities	62,588	(8,165)
Net increase (decrease) in cash and cash equivalents	$65,225	$(1,946)

Operating Activities. Operating cash inflows pertain primarily to restaurant sales and franchise income. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising, general and administrative costs and income taxes. During the first thirteen weeks of fiscal year 2020 the Company had $9.9 million less in restaurant sales compared to the first thirteen weeks of fiscal year 2019 due largely to the impact of COVID-19.  This reduction in cash flow was partially offset by the Company not paying $3.1 million in April rent at the end of March.  Operating activities provided cash flow during the first thirteen weeks of both fiscal years 2020 and 2019 because operating revenues exceeded cash-based expenses.

Investing Activities. Cash used in investing activities aggregated $3.9 million in the first thirteen weeks of fiscal year 2020 compared with $5.9 million cash used in the first thirteen weeks of fiscal year 2019.  Cash used in investing projects during the first thirteen weeks of fiscal year 2020 primarily pertained to $2.2 million for restaurant remodel and capital replacement projects, and $1.6 million for new restaurants that opened during 2019 and 2020 or were originally anticipated to open in 2020 or 2021. Cash used in investing activities during the first thirteen weeks of fiscal year 2019 primarily pertained to $3.8 million for restaurant remodel and capital replacement projects and $1.3 million for new restaurants.

Financing Activities. Financing activities provided cash during the first thirteen weeks of fiscal year 2020 and used cash during the first thirteen weeks of fiscal year 2019. During the first thirteen weeks of fiscal year 2020, we:  increased debt by $81.0 million; used $13.2 million to repurchase common stock; paid dividends of $4.4 million; paid $658 thousand in employee taxes in connection with the vesting of restricted stock; and paid $100 thousand in deferred financing costs.  We paid the $658 thousand in taxes in connection with the vesting of restricted stock because some recipients elected to satisfy their individual tax withholding obligations by having us withhold a number of vested shares of restricted stock.   During the first thirteen weeks of fiscal year 2019, we:  paid dividends of $4.0 million; decreased debt by $2.0 million; paid $1.6 million in taxes in connection with the vesting of restricted stock; and used $568 thousand to repurchase common stock.

Off-Balance Sheet Arrangements

As of March 29, 2020, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first thirteen weeks of fiscal year 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At March 29, 2020, the Company had $145.0 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2020 of approximately $1.5 million.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first thirteen weeks of fiscal years 2020 and 2019, franchise income attributable to international locations was approximately $567 thousand and $739 thousand, respectively, which is less than 1% of total annual revenue.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices, which in the past have been volatile and have impacted the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected.  Holding other variables constant, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings of approximately $2 million for fiscal year 2020.

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

Effects of Healthcare Inflation

The Company is exposed to market price fluctuations related to the cost of providing healthcare to its employees.  Claim trends are predicted to outpace inflation throughout the year.  Pharmacy costs are also rising in excess of general and medical cost inflation.  If prices increase, or the Company experiences significantly more claims, operating margin could be materially adversely affected. Holding other variables constant, a hypothetical 10% fluctuation in healthcare costs would have an approximate impact on pre-tax earnings of approximately $800 thousand for fiscal year 2020.

Effects of Inflation

The Company believes that general inflation, excluding increases in food, employee wages and employee health plan costs, has not had a material impact on its results of operations in recent years. Additionally, increases in statutory minimum wage rates may increase our operating costs. Recently, governmental entities acted to increase minimum wage rates in states where Company-owned restaurants are located. The increased minimum wage rates are expected to increase employee compensation and related taxes by approximately $700 thousand in fiscal year 2020 compared to fiscal year 2019. Also, the U.S. government may consider legislation to increase the federal minimum wage rate, which, if enacted, would further increase employee compensation and related taxes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 29, 2020. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2020 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended March 29, 2020 there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  We have transitioned some of our employees, primarily home office support functions to a remote work environment in an effort to mitigate the spread of COVID-19.  This has not had a significant impact on the Company’s internal controls over financial reporting and we are prepared to operate in this manner for the foreseeable future, if necessary.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 12 in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements” for a summary of legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, which could materially affect our business, financial condition or future results. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the 2019 10-K, and the risk factor disclosure in the 2019 10-K is qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including the new risk factor set forth below. There have been no other material changes from the risk factors previously disclosed in the 2019 10-K.

The COVID-19 outbreak has disrupted and is expected to continue to disrupt our business, which has and could continue to materially affect our operations, financial condition and results of operations for an extended period of time.

The government responses related to COVID-19 across the world and our Company’s responses to the outbreak have all disrupted and will continue to disrupt our business.  In the United States, containment efforts to slow the transmission of the virus that have been mandated by federal, state and local government, including encouraging individuals to practice social distancing, restricting gathering in groups, and, in some areas, completely restricting individuals from non-essential movements outside of their homes.  In response to the COVID-19 outbreak and these changing conditions, we have closed the dining rooms in all of our restaurants and we are operating on a take-out and delivery model in restaurants where it is permitted by local regulations and economically viable.  We have closed certain restaurants, modified work hours for our team members and identified and implemented cost savings measures throughout our operations.  The COVID-19 outbreak and these responses have affected and will continue to adversely affect our revenue and operating costs and we cannot predict how long the outbreak will last or what other government responses may occur.

The COVID-19 outbreak has also adversely affected our ability to open new restaurants. Due to the uncertainty in the economy and to preserve liquidity, we have paused all construction of new restaurants and major remodel projects at existing restaurants. These changes may materially and adversely affect our ability to grow our business, particularly if these construction pauses are in place for a significant amount of time.

As a result of the COVID-19 outbreak, we may be unable to secure additional liquidity.  In order to improve our liquidity position, we have fully drawn the $150.0 million capacity of our Revolving Credit Facility.  If we fail to comply with our financial covenants and are unable to remedy or obtain a waiver or amendment, an event of default would result.  We have engaged in and are continuing to engage in discussions with various parties to explore financing opportunities to further enhance our liquidity. The COVID-19 outbreak is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 outbreak lasts.  The equity markets in the United States have been extremely volatile due to the COVID-19 outbreak and the Company’s stock price has fluctuated significantly.   Continued volatility in the equity markets and our stock price could negatively impact our ability to raise capital.

Our restaurant operations could be further disrupted if large numbers of our employees are diagnosed with COVID-19. If a significant percentage of our workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially materially adversely affecting our liquidity, financial condition or results of operations.  Team members might seek and find other employment during the COVID-19 business interruption, which could materially adversely affect our ability to properly staff and reopen our restaurants with experienced team members when the business interruptions caused by COVID-19 abate or end.

Our suppliers could be adversely impacted by the COVID-19 outbreak. If our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face shortages of food items or other supplies at our restaurants and our operations and sales could be adversely impacted by such supply interruptions.  We did not pay rent to our landlords in April 2020.  We have begun discussions with our landlords to reduce or defer our rent payments. We are unable to predict the outcome of these discussions and the extent to which we will be able to negotiate to reduce or defer rent. With rent payments being delayed, landlords may terminate our leases or could take other actions that restrict our ability to access or reopen our stores in a timely manner.

We have transitioned some of our employees, primarily home office support functions to a remote work environment in an effort to mitigate the spread of COVID-19.  We are prepared to operate in this manner for the foreseeable future, if necessary.  While we have business continuity procedures in place to guide our response to a crisis, our attention may be diverted away from normal operations and our resources may be constrained.  We may also be subject to heightened risk of cyberattacks, phishing or other privacy or data security incidents due to the increased use of remote work  environments and virtual platforms.

Additional government regulations or legislation as a result of COVID-19 in addition to decisions we have made and may make in the future relating to the compensation of and benefit offerings for our restaurant team members could also have an adverse effect on our business. We cannot predict the types of additional government regulations or legislation that may be passed relating to employee compensation as a result of the COVID-19 outbreak.

The Company could experience other potential impacts as a result of the COVID-19 pandemic that are not completely known at this time, including, but not limited to, charges from potential adjustments to the carrying amount of goodwill, indefinite-lived intangibles and long-lived asset impairment charges. Our actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely though not exclusively on the duration of the disruption to its business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the fiscal quarter ended March 29, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased under the Program – Amounts in thousands

December 30, 2019 to February 2, 2020	—	—	—	$54,777
February 3, 2020 to March 1, 2020	—	—	—	$54,777
March 2, 2020 to March 29, 2020	902,000	$14.66	902,000	$41,552
Totals for the fiscal quarter	902,000	$14.66	902,000	$41,552

On November 1, 2019, the Company announced that its Board of Directors approved a new share repurchase program authorizing us to repurchase up to $60 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors.  The new share repurchase program replaced the Company’s previous share repurchase program announced in November 2017, which has been terminated. Prior to the World Health Organization’s declaration of the COVID-19 pandemic, under a Rule 10b5-1 plan, we repurchased 902,000 shares at an aggregate cost of $13.2 million, or an average cost of $14.66 per share, during the first thirteen weeks of fiscal year 2020. All repurchased shares were retired and cancelled.  The new share repurchase program does not obligate the Company to repurchase any dollar amount or number of its shares, and the program has no termination date.  The Company’s ability to make future stock purchases under the program is currently limited by our Credit Agreement. Under our Credit Agreement, we are limited to $100.0 million of restricted junior payments, which include cash dividends, repurchases of common stock and prepayments of subordinated indebtedness, if our consolidated leverage ratio is greater than or equal to 2.00:1.00. As of March 29, 2020, $126.4 million of such payments had been made. As a result of the impacts to our business arising from the COVID-19 pandemic, share purchases and dividend payments have been indefinitely suspended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Second Amendment, dated as of March 27, 2020, to Credit Agreement, dated as of February 2, 2017, by and among the Company, the Guarantors, the Lenders and Wells Fargo Bank, National Association, as administrative agent and Wells Fargo Securities, LLC as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 30, 2020).

10.2	Form of Addendum to Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 30, 2020.

10.3

Third Amendment, dated as of May 7, 2020, to Credit Agreement, dated as of February 2, 2017, by and among the Company, the Guarantors, the Lenders and Wells Fargo Bank, National Association, as administrative agent and Wells Fargo Securities, LLC as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2020).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

Date: May 8, 2020