Form 10-Q
period 2020-06-28
Ruths Hospitality Group, Inc.
filed 2020-08-06
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2020

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2020 was 34,923,439, which includes 673,007 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	June 28,	December 29,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$96,127	$5,567
Accounts receivable, less allowance for doubtful accounts 2020 - $346; 2019 - $241	11,441	23,769
Inventory	7,754	9,623
Prepaid expenses and other	4,155	3,052
Total current assets	119,477	42,011
Property and equipment, net of accumulated depreciation 2020 - $173,614; 2019 - $173,845	134,890	142,962
Operating lease right of use assets	202,150	206,358
Goodwill	45,549	45,549
Franchise rights, net of accumulated amortization 2020 - $5,411; 2019 - $4,401	45,607	49,916
Other intangibles, net of accumulated amortization 2020 - $1,504; 2019 - $1,439	4,179	4,449
Deferred income taxes	8,085	4,929
Income tax receivable	5,891	—
Other assets	1,201	702
Total assets	$567,029	$496,876
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$6,648	13,598
Accrued payroll	11,334	17,303
Accrued expenses	10,919	10,574
Deferred revenue	48,226	52,856
Current operating lease liabilities	15,384	14,313
Other current liabilities	1,658	4,237
Total current liabilities	94,169	112,881
Long-term debt	135,200	64,000
Operating lease liabilities	227,592	223,292
Unearned franchise fees	2,371	2,489
Other liabilities	69	69
Total liabilities	459,401	402,731
Commitments and contingencies (Note 12)	—	—

Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 34,143,931 shares issued and outstanding at June 28, 2020, 28,418,691 shares issued and outstanding at December 29, 2019	341	284
Additional paid-in capital	79,732	40,462
Retained earnings	27,555	53,399
Treasury stock, at cost; 71,950 shares at June 28, 2020 and December 29, 2019	—	—
Total shareholders' equity	107,628	94,145
Total liabilities and shareholders' equity	$567,029	$496,876

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2020	2019	2020	2019

Revenues:
Restaurant sales	$26,978	$104,017	$130,018	$217,003
Franchise income	956	4,421	4,582	8,979
Other operating income	483	1,805	2,353	4,002
Total revenues	28,417	110,243	136,953	229,984

Costs and expenses:
Food and beverage costs	8,030	29,023	38,657	60,871
Restaurant operating expenses	26,273	51,156	81,827	104,759
Marketing and advertising	1,487	4,121	4,925	7,751
General and administrative costs	7,066	8,929	15,095	17,681
Depreciation and amortization expenses	5,522	5,124	11,345	10,092
Pre-opening costs	304	244	781	341
Gain on lease modifications	(488)	—	(488)	—
Loss on impairment	4,283	—	12,980	—
Total costs and expenses	52,477	98,597	165,122	201,495

Operating income (loss)	(24,060)	11,646	(28,169)	28,489

Other income (expense):
Interest expense, net	(1,291)	(417)	(1,919)	(822)
Other	3	13	36	15

Income (loss) before income taxes	(25,348)	11,242	(30,052)	27,682
Income tax expense (benefit)	(7,750)	1,933	(8,636)	4,462
Net income (loss)	$(17,598)	$9,309	$(21,416)	$23,220

Basic earnings (loss) per common share	$(0.59)	$0.32	$(0.74)	$0.79

Diluted earnings (loss) per common share	$(0.59)	$0.31	$(0.74)	$0.78

Shares used in computing earnings (loss) per common share:
Basic	29,951,332	29,252,651	29,119,296	29,264,076
Diluted	29,951,332	29,726,102	29,119,296	29,768,702

Cash dividends declared per common share	$—	$0.13	$0.15	$0.26

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

(Amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders'
	Shares	Value	Capital	Earnings	Shares	Value	Equity
Balance at December 29, 2019	28,419	$284	$40,462	$53,399	72	$—	$94,145
Net loss	—	—	—	(3,818)	—	—	(3,818)
Cash dividends, $0.15 per common share	—	—	—	(4,428)	—	—	(4,428)
Repurchase of common stock	(902)	(9)	(13,217)	—	—	—	(13,226)
Shares issued under stock compensation plan net of shares withheld for tax effects	100	1	(659)	—	—	—	(658)
Stock-based compensation	—	—	2,065	—	—	—	2,065
Balance at March 29, 2020	27,617	$276	$28,652	$45,153	72	$—	$74,081
Net loss	—	—	—	(17,598)	—	—	(17,598)
Stock issuance	6,455	65	49,517	—	—	—	49,582
Shares issued under stock compensation plan net of shares withheld for tax effects	72	1	(395)	—	—	—	(394)
Stock-based compensation	—	—	1,958	—	—	—	1,958
Balance at June 28, 2020	34,144	$341	$79,732	$27,555	72	$—	$107,628

Balance at December 30, 2018	29,269	$293	$61,819	$28,020	72	$—	$90,132
Net income	—	—	—	13,911	—	—	13,911
Cash dividends, $0.13 per common share	—	—	—	(3,967)	—	—	(3,967)
Repurchase of common stock	(26)	—	(568)	—	—	—	(568)
Shares issued under stock compensation plan net of shares withheld for tax effects	133	1	(1,632)	—	—	—	(1,631)
Stock-based compensation	—	—	2,033	—	—	—	2,033
Cumulative effect of a change in accounting principle	—	—	—	(1,261)	—	—	(1,261)
Balance at March 31, 2019	29,376	$294	$61,652	$36,703	72	$—	$98,649
Net income	—	—	—	9,309	—	—	9,309
Cash dividends, $0.13 per common share	—	—	—	(3,931)	—	—	(3,931)
Repurchase of common stock	(250)	(3)	(6,569)	—	—	—	(6,572)
Shares issued under stock compensation plan net of shares withheld for tax effects	102	1	(1,446)	—	—	—	(1,445)
Stock-based compensation	—	—	2,101	—	—	—	2,101
Balance at June 30, 2019	29,228	$292	$55,738	$42,081	72	$—	$98,111

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	26 Weeks Ended
	June 28,	June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(21,416)	$23,220
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,345	10,092
Deferred income taxes	(3,156)	124
Non-cash interest expense	83	41
Loss on impairment	12,980	—
Stock-based compensation expense	4,023	4,134
Changes in operating assets and liabilities:
Accounts receivable	14,807	4,712
Inventories	1,513	752
Prepaid expenses and other	(1,104)	(571)
Other receivable	(5,891)	—
Other assets	—	(10)
Accounts payable and accrued expenses	(12,443)	(12,444)
Deferred revenue	(4,629)	(8,262)
Operating lease liabilities and assets	1,003	2,407
Other liabilities	153	(1,040)
Net cash (used in) provided by operating activities	(2,732)	23,155
Cash flows from investing activities:
Acquisition of property and equipment	(8,202)	(10,955)
Net cash used in investing activities	(8,202)	(10,955)
Cash flows from financing activities:
Principal borrowings on long-term debt	85,000	14,000
Principal repayments on long-term debt	(13,800)	(10,000)
Principal borrowings from the CARES Act loan	20,000	—
Principal repayments on the CARES Act loan	(20,000)	—
Net proceeds from sale of common stock	49,582	—
Repurchase of common stock	(13,226)	(7,140)
Cash dividend payments	(4,428)	(7,898)
Tax payments from the vesting of restricted stock and option exercises	(1,052)	(3,076)
Deferred financing costs	(582)	—
Net cash provided by (used in) financing activities	101,494	(14,114)
Net increase (decrease) in cash and cash equivalents	90,560	(1,914)
Cash and cash equivalents at beginning of period	5,567	5,062
Cash and cash equivalents at end of period	$96,127	$3,148
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$1,764	$829
Income taxes	$71	$6,158
Noncash investing and financing activities:
Accrued acquisition of property and equipment	$357	$3,544

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the Company) as of June 28, 2020 and December 29, 2019 and for the thirteen and twenty-six week periods ended June 28, 2020 and June 30, 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The condensed consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of June 28, 2020, there were 153 Ruth’s Chris Steak House restaurants, including 78 Company-owned restaurants, three restaurants operating under contractual agreements and 72 franchisee-owned restaurants, including 21 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Singapore and Taiwan. All Company-owned restaurants are located in the United States.  During the second fiscal quarter of 2020 five Company-owned restaurants were permanently closed and one franchisee-owned restaurant was permanently closed.

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

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended June 28, 2020 and June 30, 2019 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the SEC’s rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended June 28, 2020 and June 30, 2019 each contained thirteen weeks and are referred to herein as the second quarter of fiscal year 2020 and the second quarter of fiscal year 2019, respectively. Fiscal years 2020 and 2019 are both 52-week years.

COVID-19 Impact

In March 2020 the World Health Organization declared the novel coronavirus (“COVID-19”) a pandemic and the United States declared it a National Public Health Emergency, which has resulted in a significant reduction in revenue at the Company’s restaurants due to mandatory restaurant closures, capacity limitations, social distancing guidelines or other restrictions mandated by governments across the world, including federal, state and local governments in the United States.  As a result of these developments, the Company is experiencing a significant negative impact on its revenues, results of operations and cash flows.

In response to the business disruption caused by the COVID-19 outbreak, the Company has taken the following actions, which management expects will enable it to meet its obligations over the next twelve months.

Operating Initiatives.  Due to the government mandates regarding limiting or prohibiting in-restaurant dining due to COVID-19, the Company is leveraging its Ruth’s Anywhere program to enhance revenue in restaurants that have open dining rooms or in markets where take-out and delivery sales are sufficient to cover the costs of management staffing those locations. As of June 28, 2020, the dining rooms in 59 of the Company-owned and -managed restaurants were open, the Company was operating take-out and delivery in 12 Company-owned restaurants and 10 Company-owned restaurants were temporarily closed.  Many of the franchisee-owned locations are experiencing similar disruptions to their business, and as a result, the Company waived franchise royalty requirements until their dining rooms were re-opened.  As of June 28, 2020, the dining rooms in 64 of the franchisee-owned restaurants were open, two franchisee-owned restaurants were operating take-out and delivery and six franchisee-owned restaurants were temporarily closed.

Over the last several weeks, while some states have begun to re-tighten their dining room restrictions, the Company’s sales performance has continued to improve.  As of July 28, 2020, the Company’s restaurants are operating in several different modes.  As of July 31, 2020, 88% (71 of 81) of Company-owned and managed restaurants are open and 10 remain closed.  Of the 71 Company-owned restaurants that are open, 52 are operating with open dining rooms that have capacity restrictions, 15 are operating with outdoor seating only, and four are operating with only take-out and delivery.

Where the Company is re-opening restaurants, it is doing so with the safety and wellbeing of its guests and team members as the top priority.  As such, the Company has taken several steps to ensure it complies with relevant requirements at state, city or local levels, which are changing on a regular basis.  These steps include:

•	an overall enhancement to its already robust sanitation and food safety standards;
•	requiring all restaurant team members to wear masks and gloves at all times, regularly wash their hands, and undergo health and wellness screenings, including temperature checks;
•	assigning a dedicated team member to clean its restaurants at all times they are open; and
•	reconfiguring floor plans to accommodate social distancing.

The Company has also taken measures to ensure its guests feel comfortable during their dining experience.  For example,

•	dinner and wine menus are available via a Quick Response (QR) code for access on personal devices;
•	the Company is offering new personal side options in addition to its shareables;
•	the Company has created opportunities for private seating for small groups to experience personal Taste Maker wine dinners; and
•

for guests who would prefer to have Ruth’s at home, the Company added take-out and delivery options including online ordering, payment and curbside pickup, where available, which allows for a convenient and minimal contact experience.

These precautions and measures may change from time to time as local conditions and health mandates change and it is also possible that as local conditions and/or applicable health mandates change, the Company may be required to re-close restaurants or otherwise limit its operations.

Capital and Expense Reductions.  The Company has suspended all new restaurant construction and non-essential capital expenditures.  The Company has also made significant reductions in ongoing operating expenses, including curtailing operations in restaurants where take-out and delivery is not viable and furloughing a significant number of team members in the field and in the Company’s Home Office.  In addition, the Company also implemented reductions of home office and field expenses.  The Company took measures to reduce payments to its landlords and vendors during the second quarter of fiscal year 2020 and is still in discussions with its landlords and vendors to reduce or defer its payments. We are unable to predict the outcome of these discussions and the extent to which the Company will be able to negotiate to reduce or defer payments. With payments being delayed, landlords or vendors may terminate our leases and contracts or could take other actions that restrict the Company’s ability to access or reopen its stores in a timely manner.

Dividends and Share Buybacks. The Company suspended the quarterly cash dividend, and there are no plans for share buybacks in the foreseeable future.

Balance Sheet.  In March 2020, the Company entered into a second amendment to its Credit Agreement, which increased the Company’s borrowing capacity to $150.0 million and relaxed the leverage covenant restrictions to 4.0 times Bank Adjusted EBITDA through the first quarter of 2021.  The Company borrowed the remaining available amount under the Revolving Credit Facility as a precautionary measure in order to increase the Company’s cash position and preserve financial flexibility.  On May 7, 2020, the Company entered into a third amendment to its Credit Agreement which waived financial covenants until the first quarter of 2021, further relaxed the leverage covenant restrictions during the first and second quarters of 2021 and added a monthly liquidity covenant.  On May 18, 2020, the Company entered into a fourth amendment to its Credit Agreement which limits the amount by which the monthly liquidity covenant escalates due to net cash proceeds received from an equity offering.  See Note 5 for further information on recent Credit Agreement amendments.  During May 2020, the Company issued 6,454,838 shares of common stock for net proceeds of $49.6 million to further improve its liquidity.  The Company used $9.8 million of the proceeds from the issuance of its common stock to repay debt.

This is an unprecedented event in the Company’s history and it is uncertain how the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or closure requirements, when additional dining rooms will re-open at Company-owned restaurants, what level of customer demand the Company will experience once the dining rooms are permitted to re-open, and whether there will be additional restaurant closures from state and local governments restricting restaurant operations.   The Company’s operating results, financial position  and liquidity over the next twelve months will depend upon a series of factors, including the duration of restaurant shutdowns; the speed with which, and the extent to which, customers return to its restaurants once the dining rooms re-open; the Company’s success in obtaining rent and other payment concessions from landlords and vendors; and the Company’s ability to meet its Credit Agreement obligations.  Further, the Company’s Credit Agreement is scheduled to mature in February 2022.  If the Company is not successful in extending or refinancing its Credit Agreement by February 2021, it may face a risk of a going concern qualification in early 2021 with respect to its audit for fiscal year 2020, which would be an event of default under its Credit Agreement.  If the Company’s business performance does not improve to a point where it can comply with its leverage ratio, fixed charge coverage ratio and capital expenditure covenants in 2021, the Company may need to seek an amendment to, or refinance, its Credit Agreement.  If the Company is able to successfully amend, extend or refinance its Credit Agreement, it may also be required to agree to additional covenants in connection with any future amendment, extension or refinancing of its Credit Agreement.

Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the periods to prepare these condensed consolidated financial statements in conformity with GAAP. Significant items subject to such estimates and assumptions include the carrying amounts of property and equipment, goodwill, franchise rights, operating lease right of use assets and obligations related to gift cards, income taxes, operating lease liabilities, incentive compensation, workers’ compensation and medical insurance. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2016 the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments – Credit Losses.  This update requires immediate recognition of management’s estimates of current expected credit losses.  The Company adopted this new standard on December 30, 2019.  The adoption of ASU 2016-13 did not have a significant impact on the Company’s financial reporting.

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

(2) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of June 28, 2020 and December 29, 2019 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

During the second fiscal quarter of fiscal year 2020, primarily due to the impacts of the COVID-19 pandemic and certain permanent restaurant closures, the Company determined that triggering events had occurred requiring an impairment evaluation of long-lived and inventory assets.  The Company recorded a $3.9 million impairment loss related to long-lived assets at five restaurants and a $356 thousand impairment related to inventory at six restaurants during the second quarter of fiscal year 2020.  Additionally, during the first quarter of fiscal year 2020, the Company recorded a $5.6 million impairment loss related to long-lived assets at seven restaurants and a $3.1 million impairment loss related to territory rights.  The impairments of long-lived assets and territory rights were measured based on the amount by which the carrying amount of the assets exceeded fair value.  Fair value was estimated based on both the market and income approaches utilizing market participant assumptions reflecting all available information as of the balance sheet date.  The impairment losses are included in the loss on impairment caption in the accompanying condensed consolidated statement of operations.

The Company’s non-financial assets measured at fair value on a non-recurring basis as of June 28, 2020 were as follows (in thousands):

	Fair Value as of June 28, 2020	Significant Other Observable Inputs (Level 3)	Total Losses on Impairment
Long-lived assets	$—	$—	$3,927

As of December 29, 2019, the Company had no assets or liabilities measured on a recurring or nonrecurring basis subject to the disclosure requirements of “Fair Value Measurements and Disclosures,” FASB ASC Topic 820.

(3) Leases

The Company leases restaurant facilities and equipment.  The Company determines whether an arrangement is or contains a lease at contract inception.  The Company’s leases are all classified as operating leases, which are included as ROU assets and operating lease liabilities in the Company’s condensed consolidated balance sheet.  Operating lease liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date.  ROU assets are measured based on the operating lease liabilities adjusted for lease incentives, initial indirect costs and impairments of operating lease assets.  Minimum lease payments include only the fixed lease components of the agreements, as well as any variable rate payments that depend on an index, which are measured initially using the index at the lease commencement dates.  To determine the present value of future minimum lease payments, the Company estimates incremental borrowing rates based on the information available at the lease commencement dates, or the transition date at adoption.  The Company estimates its incremental borrowing rates by determining the synthetic credit rating of the Company using quantitative and qualitative analysis and then adjusting the synthetic credit rating to a collateralized credit rating.  A spread curve is then developed using the U.S. corporate bond yield curve of the same credit rating and the U.S. Treasury curve to determine the rate for different terms.  The expected lease terms include options to extend when it is reasonably certain the Company will exercise the options up to a total term of 20 years.  For financial reporting purposes, minimum rent payments are expensed on a straight-line basis over the lives of the leases.  Additionally, incentives received from landlords used to fund leasehold improvements reduce the ROU assets related to those leases and are amortized as reductions to rent expense over the lives of the leases.  Variable lease payments that do not depend on a rate or index, payments associated with non-lease components and short-term rentals (leases with terms less than 12 months) are expensed as incurred.

On April 10, 2020, the FASB issued a staff Q&A (the “Staff Q&A”) to provide guidance on its remarks at the April 8, 2020 Board meeting about accounting for rent concessions resulting from the COVID-19 pandemic.  The Staff Q&A affirms the discussion at the April 8, 2020 meeting by allowing entities to forgo performing the lease-by-lease legal analysis to determine whether contractual provisions in an existing lease agreement provide enforceable rights and obligations related to lease concessions as long as the concessions are related to COVID-19 and the changes to the lease do not result in a substantial increase in the rights of the lessor or the obligations of the lessee.  In addition, the Staff Q&A affirms that entities may make an election to account for eligible concessions, regardless of their form, either by (1) applying the modification framework for these concessions in accordance with Topic 842 or (2) accounting for the concessions as if they were made under the enforceable rights included in the original agreement.

Due to the impacts of the COVID-19 pandemic, the Company initiated negotiations with its landlords to modify its restaurant lease agreements.  The negotiations could result in lease amendments that provide permanent or temporary reductions in rent payments, alternative rent structures, a change to the length of lease terms or lease terminations.  During the second quarter of fiscal year 2020, the Company amended fourteen leases and terminated three leases.  Where applicable, the Company has elected to account for eligible lease concessions as if they were made under the enforceable rights included in the original agreement pursuant to the Staff Q&A.

As of June 28, 2020, all of the Company-owned Ruth’s Chris Steak House restaurants operated in leased premises, with the exception of the restaurant in Ft. Lauderdale, FL, which is an owned property, and the restaurants in Anaheim, CA, Lake Mary, FL, Princeton, NJ and South Barrington, IL, which operate on leased land.  The leases generally provide for minimum annual rental payments with scheduled minimum rent payment increases during the terms of the leases.  Certain leases also provide for rent deferral during the initial term, lease incentives in the form of tenant allowances to fund leasehold improvements, and/or contingent rent provisions based on the sales at the underlying restaurants.  Most of the Company’s restaurant leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The weighted average term and discount rate for operating leases is 13.6 years and 5.1%, respectively.

The components of lease expense are as follows (in thousands):

		13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	Classification	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Operating lease cost	Restaurant operating expenses and General and administrative costs	$7,331	$6,704	$14,482	$13,093
Variable lease cost	Restaurant operating expenses and General and administrative costs	2,044	2,596	4,670	5,353
Total lease cost		$9,375	$9,300	$19,152	$18,446

As of June 28, 2020, maturities of lease liabilities are summarized as follows (in thousands):

Operating Leases
2020, excluding first twenty-six weeks ended June 28, 2020	$14,239
2021	28,581
2022	27,959
2023	25,112
2024	24,966
Thereafter	228,441
Total future minimum rental commitments	349,298
Imputed interest	(106,322)
$242,976

Supplemental cash flow information related to leases was as follows (in thousands):

	26 Weeks Ended	26 Weeks Ended
	June 28, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,393	$13,054
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13,309	$33,658

Additionally, as of June 28, 2020 the Company has exited two executed leases for new Ruth’s Chris Steak House Restaurant locations during the quarter.  Five executed leases remain for new Ruth’s Chris Steak House Restaurant locations with undiscounted fixed payments over the initial term of $27.0 million.  These leases are expected to have an economic lease term of 20 years.  These leases will commence when the landlords make the property available to the Company for the new restaurant construction.  The Company will assess the reasonably certain lease term at the lease commencement date.

(4) Revenue

In the following tables, the Company’s revenue is disaggregated by major component for each category on the consolidated statements of income (in thousands).

13 Weeks Ended June 28, 2020:	Domestic	International	Total Revenue
Restaurant sales	$26,978	$—	$26,978
Franchise income	695	261	956
Other operating income	483	—	483
Total revenue	$28,156	$261	$28,417

13 Weeks Ended June 30, 2019:	Domestic	International	Total Revenue
Restaurant sales	$104,017	$—	$104,017
Franchise income	3,718	703	4,421
Other operating income	1,805	—	1,805
Total revenue	$109,540	$703	$110,243

26 Weeks Ended June 28, 2020:	Domestic	International	Total Revenue
Restaurant sales	$130,018	$—	$130,018
Franchise income	3,752	830	4,582
Other operating income	2,353	—	2,353
Total revenue	$136,123	$830	$136,953

26 Weeks Ended June 30, 2019:	Domestic	International	Total Revenue
Restaurant sales	$217,003	$—	$217,003
Franchise income	7,537	1,442	8,979
Other operating income	4,002	—	4,002
Total revenue	$228,542	$1,442	$229,984

The following table provides information about receivables and deferred revenue liabilities from contracts with customers (in thousands).

	June 28,	December 29,
	2020	2019
Accounts receivable, less allowance for doubtful accounts 2020 - $346; 2019 - $241	$6,043	$19,615
Deferred revenue	$48,226	$52,856
Unearned franchise fees	$2,371	$2,489

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the first twenty-six weeks of fiscal year 2020 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 29, 2019	$52,856	$2,489
Decreases in the beginning balance from gift card redemptions	(17,319)	—
Increases due to proceeds received, excluding amounts recognized during the period	12,748	—
Decreases due to recognition of franchise development and opening fees	—	(118)
Increases due to proceeds received for franchise development and opening fees	—	—
Other	(59)	—
Balance at June 28, 2020	$48,226	$2,371

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the first twenty-six weeks of fiscal year 2019 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 30, 2018	$48,370	$2,680
Decreases in the beginning balance from gift card redemptions	(19,832)	—
Increases due to proceeds received, excluding amounts recognized during the period	11,181	—
Decreases due to recognition of franchise development and opening fees	—	(133)
Increases due to proceeds received for franchise development and opening fees	—	250
Other	389	—
Balance at June 30, 2019	$40,108	$2,797

(5) Long-term Debt

Long-term debt consists of the following (in thousands):

	June 28,	December 29,
	2020	2019
Senior Credit Facility:
Revolving credit facility	$135,200	$64,000
Less current maturities	—	—
	$135,200	$64,000

As of June 28, 2020, the Company had $135.2 million of outstanding indebtedness under its senior credit facility with approximately $208 thousand of borrowings available, net of outstanding letters of credit of approximately $4.6 million. As of June 28, 2020, the weighted average interest rate on the Company’s outstanding debt was 3.9% and the weighted average interest rate on its outstanding letters of credit was 2.9%.  In addition, the fee on the Company’s unused senior credit facility was 0.4%.

On February 2, 2017, the Company entered into a credit agreement with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility of $90.0 million with a $5.0 million subfacility for letters of credit and a $5.0 million subfacility for swingline loans.  The Credit Agreement has a maturity date of February 2, 2022.  At the Company’s option, revolving loans may bear interest at (i) LIBOR, plus an applicable margin or (ii) the highest of (a) the rate publicly announced by Wells Fargo as its prime rate, (b) the average published federal funds rate in effect on such day plus 0.50% and (c) one month LIBOR plus 1.00%, plus an applicable margin.  The applicable margin is based on the Company’s actual leverage ratio (“Consolidated Leverage Ratio”), ranging (a) from 1.50% to 2.25% above the applicable LIBOR rate or (b) at the Company’s option, from 0.50% to 1.25% above the applicable base rate.

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

On May 7, 2020, the Company entered into a Third Amendment to Credit Agreement (the “Third Amendment”) which amends its existing Credit Agreement, dated as of February 2, 2017 as amended by the First Amendment thereto, dated as of September 18, 2019 and the Second Amendment thereto dated as of March 27, 2020 with certain direct and indirect subsidiaries of the Company as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other agents party thereto.

The Third Amendment provides relief from the financial covenants to maintain a specified quarterly minimum adjusted Fixed Charge Coverage Ratio and maximum Consolidated Leverage Ratio.

Under the Credit Agreement, the Company had to maintain a Fixed Charge Coverage Ratio of at least 1.25 to 1.00.  The Third Amendment waives the requirement to maintain any Fixed Charge Coverage Ratio for the remainder of fiscal year 2020 but, commencing with the fiscal quarter ending March 28, 2021, requires that the Company maintain a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00 on an annualized basis, which will exclude the impact of fiscal year 2020.

The Credit Agreement required the Company to maintain a Consolidated Leverage Ratio of not more than 2.75 to 1.00.  The Third Amendment waives any Consolidated Leverage Ratio requirement for the remainder of fiscal year 2020 but, commencing with the fiscal quarter ending March 28, 2021, requires a Consolidated Leverage Ratio based on annualized calculations, which will exclude the impact of fiscal year 2020, not to exceed the following thresholds for the periods indicated:

Period	Maximum Ratio
The last day of the first Fiscal Quarter of the 2021 Fiscal Year	5.00 to 1.00
The last day of the second Fiscal Quarter of the 2021 Fiscal Year	4.50 to 1.00
The last day of the third Fiscal Quarter of the 2021 Fiscal Year	4.00 to 1.00
The last day of the fourth Fiscal Quarter of the 2021 Fiscal Year and thereafter	3.00 to 1.00

The Third Amendment requires that the Company meet minimum cash holding requirements (“Minimum Scheduled Cash”) through December 2020 in an amount equal to (a) 50% of the net cash proceeds of any equity issuances by the Company or any of its subsidiaries effected between May 1, 2020 and December 31, 2020 (excluding certain amounts required to be used to make prepayments on loans outstanding under the Amended Credit Agreement) plus (b) the following amount for each month set forth below1:

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

Interest rates on loans under the Credit Agreement as amended by the Third Amendment are 2.75% and 1.75% above the LIBOR Rate and Base Rate, respectively, and the fee for the daily unused availability under the revolving credit facility is 0.40% until the Calculation Date for the fiscal quarter ending March 28, 2021.  Thereafter, interest rate margins and the fee for the unused commitment will be calculated based on the Consolidated Leverage Ratio in accordance with the Credit Agreement.  The term “Calculation Date” means the date five (5) business days after the day on which the Company provides a compliance certificate required for its most recently ended fiscal quarter.

Until the Company can demonstrate compliance with both the minimum Fixed Coverage Charge Ratio and the maximum Consolidated Leverage Ratio following the end of the fiscal quarter ending March 28, 2021, the Third Amendment requires that the Company use 50% of the net cash proceeds of any equity issuances over $30.0 million (other than the exercise price on stock options issued as part of employee compensation) to make mandatory principal prepayments of loans outstanding under the Credit Agreement (with a permanent reduction to the revolving credit commitment under the Credit Agreement in an amount corresponding to the amount of such prepayment), and/or cash collateralize the letter of credit obligations outstanding under the Credit Agreement.

The Third Amendment limits acquisitions by the Company until it can demonstrate compliance with the minimum Fixed Coverage Charge Ratio following the end of the fiscal quarter ending March 28, 2021.

On May 18, 2020, the Company, entered into a Fourth Amendment to Credit Agreement (the “Fourth Amendment”) which amends its existing Credit Agreement, dated as of February 2, 2017, as amended by the First Amendment thereto, dated as of September 18, 2019, the Second Amendment thereto, dated as of March 27, 2020 and the Third Amendment thereto, dated as of May 7, 2020 (the “Existing Credit Agreement” and the Existing Credit Agreement as amended by the Fourth Amendment, the “Amended Credit Agreement”) with certain direct and indirect subsidiaries of the Company as guarantors (the “Guarantors”), Wells Fargo Bank, National Association, as administrative agent, and the lenders (the “Lenders”) and other agents party thereto. Like the Existing Credit Agreement, the Amended Credit Agreement provides for a $150.0 million revolving credit facility with a $5.0 million subfacility of letters of credit and a $5.0 million subfacility for swingline loans.

The Fourth Amendment reduces the amount of net cash proceeds from equity issuances that the Company must retain in order to meet certain liquidity requirements.

As further described herein, the Amended Credit Agreement requires the Company and the Guarantors to hold an amount equal to 50% of the net cash proceeds from equity issuances up to $30 million in aggregate and to use 50% of the net cash proceeds from equity issuances (other than the exercise price on stock options issued as part of employee compensation) in excess of $30 million in aggregate to pay down amounts outstanding under the Amended Credit Agreement and reduce the lender’s commitment under the Amended Credit Agreement.

The Fourth Amendment requires the Company to meet minimum cash holding requirements (“Minimum Scheduled Cash”) through December 2020 in an amount equal to (a) the amount for each month set forth in the table below in the column headed “Cash Requirement Without Equity Issuances” plus (b) 50% of the net cash proceeds of any equity issuances by the Company or any of its subsidiaries effected between May 1, 2020 and December 31, 2020 (excluding certain amounts required to be used to make prepayments on loans outstanding under the Amended Credit Agreement) up to an aggregate amount of $15 million:

MINIMUM SCHEDULED CASH
Month	Cash Requirement Without Equity Issuances	Cash Requirement Assuming Equity Issuances of at Least $30 Million
May 2020	$34 Million	$49 Million
June 2020	$29 Million	$44 Million
July 2020	$21 Million	$36 Million
August 2020	$19 Million	$34 Million
September 2020	$15 Million	$30 Million
October 2020[1]	$13 Million	$27 Million
November 2020[1]	$13 Million	$25 Million
December 2020	$14 Million	$29 Million

___________________

1For each of October 2020 and November 2020, to the extent that any net cash proceeds of any equity issuances by the Company or any of its subsidiaries are included in the calculation of Minimum Scheduled Cash for such month, the amounts for such month in the column headed “Cash Requirement Without Equity Issuances” will be deemed to be $12,000,000 and $10,000,000, respectively.

Until the Company can demonstrate compliance with both its minimum fixed coverage charge ratio and the maximum leverage ratio following the end of the fiscal quarter ending March 28, 2021, the Amended Credit Agreement requires that the Company and the Guarantors use 50% of the net cash proceeds of any equity issuances (other than the exercise price on stock options issued as part of employee compensation) in excess of $30 million in the aggregate (together with any other equity issuances made during such) to make mandatory principal prepayments of loans outstanding under the Amended Credit Agreement (with a permanent reduction to the revolving credit commitment under the Amended Credit Agreement in an amount corresponding to the amount of such prepayment), and/or cash collateralize the letter of credit obligations outstanding under the Amended Credit Agreement.

During the second quarter of fiscal year 2020 the Company received and repaid $20.0 million in loans under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).

(6) Shareholders’ Equity

In October 2019, the Company’s Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time.  The new share repurchase program replaces the previous share repurchase program announced in October 2017, which has been terminated.  During the first twenty-six weeks of fiscal year 2020, 902,000 shares were repurchased at an aggregate cost of $13.2 million, or an average cost of $14.66 per share.  As of June 28, 2020, $41.6 million remained available for future purchases under the share repurchase program.

In May 2020, the Company issued 6,454,838 shares of common stock at a price of $7.75 per share, which resulted in aggregate proceeds of $49.6 million, net of expenses.

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

As a result of the impacts to our business arising from the COVID-19 pandemic, the Company has suspended its share repurchase program and dividend payments.  The recent amendments to the Company’s Revolving Credit Facility currently prohibit the payment of dividends and share repurchases until our leverage ratio is less than 2.5 times Bank Adjusted EBITDA. Outstanding unvested restricted stock is not included in common stock outstanding amounts. Restricted stock awards outstanding as of June 28, 2020 aggregated 800,095 shares.  Restricted stock units outstanding as of June 28, 2020 aggregated 54,550 shares.

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

(8) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment. The Company does not rely on any major customers as a source of revenue. The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of June 28, 2020, (i) the Company-owned steakhouse restaurant segment included 78 Ruth’s Chris Steak House restaurants and three Ruth’s Chris Steak House restaurants operating under contractual agreements and (ii) the franchise operations segment included 72 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the Company-owned steakhouse segment for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment.

Segment information related to the Company’s two reportable business segments follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2020	2019	2020	2019
Revenues:
Company-owned steakhouse restaurants	$26,522	$105,079	$131,432	$219,263
Franchise operations	956	4,421	4,582	8,979
Unallocated other revenue and revenue discounts	939	743	939	1,742
Total revenues	$28,417	$110,243	$136,953	$229,984

Segment profits:
Company-owned steakhouse restaurants	$(7,781)	$24,900	$10,948	$53,633
Franchise operations	956	4,421	4,582	8,979
Total segment profit	(6,825)	29,321	15,530	62,612

Unallocated operating income	939	743	939	1,742
Marketing and advertising expenses	(1,487)	(4,121)	(4,925)	(7,751)
General and administrative costs	(7,066)	(8,929)	(15,095)	(17,681)
Depreciation and amortization expenses	(5,522)	(5,124)	(11,345)	(10,092)
Pre-opening costs	(304)	(244)	(781)	(341)
Gain on lease modifications	488	—	488	—
Loss on impairment	(4,283)	—	(12,980)	—
Interest expense, net	(1,291)	(417)	(1,919)	(822)
Other income	3	13	36	15
Income (loss) before income tax expense	$(25,348)	$11,242	$(30,052)	$27,682

Capital expenditures:
Company-owned steakhouse restaurants	$4,185	$4,594	$7,952	$9,690
Corporate assets	89	501	250	1,265
Total capital expenditures	$4,274	$5,095	$8,202	$10,955

	June 28,	December 29,
	2020	2019
Total assets:
Company-owned steakhouse restaurants	$446,395	$471,756
Franchise operations	1,402	2,435
Corporate assets - unallocated	111,147	17,756
Deferred income taxes - unallocated	8,085	4,929
Total assets	$567,029	$496,876

(9) Stock-Based Employee Compensation

On May 15, 2018, the Company’s stockholders approved a new 2018 Omnibus Incentive Plan (2018 Plan) which replaced the Amended and Restated 2005 Equity Incentive Plan (2005 Plan), which expired on May 30, 2018.  The 2018 Plan authorizes 2.5 million shares reserved for future grants.  Awards that were previously awarded under the 2005 Plan that are forfeited or cancelled in the future will be made available for grant or issuance under the 2018 Plan.  The 1,649,394 shares that were authorized but unissued under the 2005 Plan as of May 15, 2018 were cancelled.  As of June 28, 2020, there were no shares of common stock issuable upon exercise of currently outstanding options, and 275,254 currently outstanding unvested restricted stock awards under the 2005 Plan.  As of June 28, 2020, there were 524,841 currently outstanding unvested restricted stock awards and 54,550 restricted stock units under the 2018 Plan.  As of June 28, 2020, the 2018 Plan has 2,219,972 shares available for future grants. During the first twenty-six weeks of fiscal year 2020, the Company issued 208,249 restricted stock awards and units to directors, officers and other employees of the Company. Of the 208,249 restricted stock awards and units issued during the first twenty-six weeks of fiscal year 2020, 50,419 shares will vest in fiscal year 2021, 99,040 shares will vest in fiscal year 2022, 50,426 shares will vest in fiscal year 2023 and 8,364 shares will vest in fiscal year 2025.  Total stock compensation expense recognized during the first twenty-six weeks of fiscal years 2020 and 2019 was $4.0 million and $4.1 million, respectively. On July 9, 2020, the Company entered into a Retirement, Transition and Release of Claims Agreement with Michael O’Donnell, the Company’s Executive Chairman.  As a result, all unvested restricted stock awards granted to Mr. O’Donnell during his tenure (100,601 shares) will become vested during the third quarter of fiscal year 2020.  The Company will recognize $1.3 million of additional stock compensation expense during its third quarter of fiscal year 2020 related to the vesting of Mr. O’Donnell’s 100,601 restricted stock awards.

(10) Income Taxes

On March 27, 2020, the CARES Act was enacted. Intended to provide economic relief to those impacted by the coronavirus (COVID-19) pandemic, the CARES Act includes provisions, among others, addressing the carryback of net operating losses (NOLs), temporary modifications to the interest expense deduction limits, and technical amendments for qualified improvement property. Additionally, the CARES Act provides for refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes. The Company intends to take advantage of the ability to carryback to prior years federal NOLs generated in certain years, as well as certain employment tax incentives contained in the Act.

Income tax expense (benefit) differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:
	26 Weeks Ended
	June 28,	June 30,
	2020	2019
Income tax expense (benefit) at statutory rates	(21.0%)	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	(3.5%)	4.0%
Federal employment tax credits	(5.2%)	(9.2%)
Non-deductible executive compensation	1.7%	2.0%
Stock-based compensation	1.4%	(1.2%)
Other	(2.1%)	(0.5%)
Effective tax rate	(28.7%)	16.1%

The Employment-related tax credits line in the effective tax rate schedule above is comprised primarily of federal FICA tip credits which the Company utilizes to reduce its periodic federal income tax expense. A restaurant company employer may claim a credit against its federal income taxes for FICA taxes paid on certain wages (the FICA tip credit). The credit against income tax liability is for the full amount of eligible FICA taxes. Employers cannot deduct from taxable income the amount of FICA taxes taken into account in determining the credit.

Reflected in the Other line in the effective tax rate schedule above for the quarter ended June 28, 2020 is a tax benefit of $2.9 million related to the carryback of federal NOLs under the CARES Act, and a tax expense of $2.2 million related to changes in valuation allowances against deferred tax assets for certain state NOL carryforwards.

(11) Earnings Per Share

The following table sets forth the computation of earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2020	2019	2020	2019
Net income (loss)	$(17,598)	$9,309	$(21,416)	$23,220
Shares:
Weighted average number of common shares outstanding - basic	29,951,332	29,252,651	29,119,296	29,264,076
Weighted average number of common shares outstanding - diluted	29,951,332	29,726,102	29,119,296	29,768,702

Basic earnings (loss) per common share	$(0.59)	$0.32	$(0.74)	$0.79

Diluted earnings (loss) per common share	$(0.59)	$0.31	$(0.74)	$0.78

Diluted earnings per share for the second quarter of fiscal year 2020 and 2019 excludes restricted shares of 832,781 and 18,671 which were outstanding during the period but were anti-dilutive and had no exercise price.  Diluted earnings per share for the first twenty-six weeks of fiscal year 2020 and 2019 excludes restricted shares of 429,196 and 23,195 which were outstanding during the period but were anti-dilutive and had no exercise price.

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

The COVID-19 outbreak has affected and will continue to adversely affect our revenue, operating costs and liquidity, and we cannot predict how long the outbreak will last or what other government responses may occur.

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

Our suppliers could be adversely impacted by the COVID-19 outbreak. If our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face shortages of food items or other supplies at our restaurants, and our operations and sales could be adversely impacted by such supply interruptions.  We did not pay or delayed rent payments to our landlords during the second quarter of fiscal year 2020.  We have had discussions with our landlords to reduce or defer our rent payments. We are unable to predict the outcome of these discussions and the extent to which we will be able to negotiate to reduce or defer rent. With some rent payments being delayed, landlords may terminate our leases or could take other actions that restrict our ability to access or reopen our stores in a timely manner.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “targeting,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals, including with respect to new restaurant openings and acquisitions, capital expenditures, strategy, financial outlook, cash-burn rate, our effective tax rate, and the impact of healthcare inflation and recent accounting pronouncements, also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: the negative impact the COVID-19 pandemic has had and will continue to have on our business, financial condition and results of operations; reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to income taxes, unclaimed property, Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; political conditions, civil unrest or other developments and risks in the markets where the Company’s restaurants are located; harmful actions taken by the Company’s franchisees; the inability to successfully integrate franchisee acquisitions into the Company’s business operations; economic, regulatory and other limitations on the Company’s ability to pursue new restaurant openings and other organic growth opportunities; a material failure, interruption or security breach of the Company’s information technology network; the Company’s indemnification obligations in connection with its sale of the Mitchell’s Restaurants; the Company’s ability to protect its name and logo and other proprietary information; an impairment in the financial statement carrying value of our goodwill, other intangible assets or property; gains or losses on lease modifications; the impact of litigation; the restrictions imposed by the Company’s credit agreement; changes in, or the suspension or discontinuation of, the Company’s quarterly cash dividend payments or share repurchase program; and the inability to secure additional financing on terms acceptable to the Company. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Part II, Item1A of this Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have not occurred.

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

Due to the government mandates regarding limited or no in-restaurant dining due to COVID-19, some of our restaurant dining rooms are closed.  As previously reported, Company operated restaurants were closed in all domestic U.S. locations in April, and the Company transitioned its services to take-out and delivery operations where feasible (56 locations).  During May and June, the Company was able to re-open its dining rooms in 59 locations.  Over the last several weeks, many states have begun to re-tighten their dining room restrictions.  As of July 28, 2020, the Company’s restaurants are operating in several different modes.  Currently, 88% (71 of 81) of the Company-owned or managed restaurants are open and 10 remain closed.  Of the 71 Company-owned restaurants that are open, 52 are operating with open dining rooms that have capacity restrictions, 15 are operating with outdoor seating only, and four are operating with only take-out and delivery.  Many of our franchise locations experienced similar disruptions to their business, and as a result, we waived franchise royalty requirements until their dining rooms re-opened.  This is an unprecedented event in our Company’s history and we cannot predict how the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or closure requirements, when our dining rooms will reopen, whether our dining rooms will be required to re-close and what level of customer demand we will experience once our dining rooms are permitted to re-open.

In response to the business disruption caused by the COVID-19 outbreak, we have taken the following actions.

-

Due to the government mandates regarding limited or no in-restaurant dining due to COVID-19, we are leveraging our Ruth’s Anywhere program to enhance revenue in restaurants that have open dining rooms or in markets where take-out and delivery sales are sufficient to cover the costs of management staffing those locations.

-	Where the Company is re-opening restaurants, it is doing so with the safety and wellbeing of its guests and team members as the top priority.
-	We suspended all new restaurant construction and non-essential capital expenditures, which are expected to lower annual capital expenditures by over $35 million.
-

We made significant reductions in ongoing operating expenses, including curtailing operations in restaurants where take-out and delivery is not viable and furloughing a significant number of team members in the field and in the Company’s Home Office.  In addition, we also implemented pay reductions for all remaining Home Office and field employees.

-	We have been in discussions with our landlords to reduce or defer our rent payments.
-	We suspended the quarterly cash dividend and have no plans for share buybacks in the foreseeable future.
-

In March, we entered into a Second Amendment to our Credit Agreement, which increased our borrowing capacity to $150.0 million and relaxed the leverage covenant restrictions to 4.0 times Bank Adjusted EBITDA through the first quarter of 2021.  We borrowed the remaining available amount under the Revolving Credit Facility as a precautionary measure in order to increase our cash position and preserve financial flexibility.  On May 7, 2020, we entered into a Third Amendment to our Credit Agreement, which waived financial covenants until the first quarter of 2021, further relaxed the leverage covenant restrictions during the first and second quarters of 2021 and added a monthly liquidity covenant.  On May 18, 2020 we entered into a fourth amendment to its Credit Agreement, which limits the amount by which the monthly liquidity covenant escalates from the net cash proceeds of an equity offering.
-	We completed a common stock offering which resulted in approximately $49.6 million of net proceeds, net of underwriting discounts and commissions. The Company used $9.8 million to pay down debt.
-	The Company permanently closed five Company-owned restaurants and terminated leases at two of the seven locations that were under construction.

As of July 28, 2020, we had approximately $96.1 million of cash on hand, $135.2 million of borrowings under the Revolving Credit Facility and $4.6 million of outstanding letters of credit.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us,” “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries.

Overview

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of June 28, 2020, there were 153 Ruth’s Chris Steak House restaurants, including 78 Company-owned restaurants, three restaurants operating under contractual agreements and 72 franchisee-owned restaurants. During the second fiscal quarter of 2020, five Company-owned restaurants and one franchisee-owned restaurant were closed.

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

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2020	2019	2020	2019
Revenues:
Restaurant sales	94.9%	94.4%	94.9%	94.4%
Franchise income	3.4%	4.0%	3.3%	3.9%
Other operating income	1.7%	1.6%	1.8%	1.7%
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	29.8%	27.9%	29.7%	28.1%
Restaurant operating expenses (percentage of restaurant sales)	97.4%	49.2%	62.9%	48.3%
Marketing and advertising	5.2%	3.7%	3.6%	3.4%
General and administrative costs	24.9%	8.1%	11.0%	7.7%
Depreciation and amortization expenses	19.4%	4.6%	8.3%	4.4%
Pre-opening costs	1.1%	0.2%	0.6%	0.1%
Gain on lease modifications	(1.7%)	—	(0.4%)	—
Loss on impairment	15.1%	—	9.5%	—
Total costs and expenses	184.7%	89.4%	120.6%	87.6%
Operating income (loss)	(84.7%)	10.6%	(20.6%)	12.4%

Other income (expense):
Interest expense, net	(4.5%)	(0.4%)	(1.4%)	(0.4%)
Other	0.0%	0.0%	0.0%	0.0%
Income before income taxes	(89.2%)	10.2%	(22.0%)	12.0%
Income tax expense (benefit)	(27.3%)	1.8%	(6.3%)	1.9%
Net income (loss)	(61.9%)	8.4%	(15.7%)	10.1%

Second Quarter Ended June 28, 2020 (13 Weeks) Compared to Second Quarter Ended June 30, 2019 (13 Weeks)

Overview. Operating income (loss) decreased by $35.7 million to a loss of $24.1 million for the second quarter of fiscal year 2020 from the second quarter of fiscal year 2019. Operating loss for the second quarter of fiscal year 2020 was unfavorably impacted by a $77.0 million decrease in restaurant sales, a $4.3 million loss on impairment, a $3.5 million decrease in franchise income, a $1.3 million decrease in other operating income and a $398 thousand increase in depreciation and amortization, which was partially offset by a $24.9 million decrease in operating expenses, a $21.0 million decrease in food and beverage costs, a $2.6 million decrease in marketing and advertising expenses, a $1.9 million decrease in general and administrative expenses and a $488 thousand gain on lease terminations. Net income decreased from the second quarter of fiscal year 2019 by $26.9 million to a loss of $17.6 million.

Segment Profits. Segment profitability information is presented in Note 8 to the condensed consolidated financial statements. Not all operating expenses are allocated to operating segments.  The Ruth’s Chris Steak House Company-owned restaurants, which are all located in the United States, are managed as an operating segment. The Ruth’s Chris concept operates within the full-service dining industry, providing similar products to similar customers. The franchise operations are reported as a separate operating segment. Segment profit (loss) for the second quarter of fiscal year 2020 for the Company-owned steakhouse restaurant segment decreased by $32.7 million to a $7.8 million loss from the second quarter of fiscal year 2019. The decrease was driven primarily by a $78.6 million decrease in revenues offset by a $24.9 million dollar decrease in restaurant operating expenses and a $21.0 million decrease in food and beverage costs.  Franchise income decreased $3.5 million in the second quarter of fiscal year 2020 compared to the second quarter of fiscal year 2019.

Restaurant Sales.  Restaurant sales decreased by $77.0 million, or 74.1%, to $27.0 million in the second quarter of fiscal year 2020 from the second quarter of fiscal year 2019.  Company-owned comparable restaurant sales decreased by 74.1% which consisted of a 68.6% decrease in traffic and an average check decrease of 17.4%.  At the end of the second quarter 71 Company-owned Ruth’s Chris

Steak House restaurants were in operation which included 59 restaurants offering limited capacity dining room service and 12 restaurants offering take-out and delivery service only.

Franchise Income. Franchise income in the second quarter of fiscal year 2020 decreased $3.5 million compared to the second quarter of fiscal year 2019.  The reduction in franchise income was due to decreased franchise operations and the forgiveness of the royalties due to dining room closures caused by the COVID-19 pandemic.

Other Operating Income. Other operating income decreased $1.3 million in the second quarter of fiscal year 2020 compared to the second quarter of fiscal year 2019.  The decrease in other operating income was primarily due to a $529 thousand decrease in breakage income resulting from a reduction in gift card redemptions and a decrease in other operating income generated at the restaurant level of $416 thousand.  In addition, a $376 thousand decrease in income from restaurants operating under contractual agreements, which were similarly impacted by the COVID-19 pandemic compared to the second quarter of fiscal year 2019.

Food and Beverage Costs. Food and beverage costs decreased $21.0 million in the second quarter of fiscal year 2020 compared to the second quarter of fiscal year 2019 to $8.0 million. As a percentage of restaurant sales, food and beverage costs increased to 29.8% in the second quarter of fiscal year 2020 from 27.9% in the second quarter of fiscal year 2019 primarily driven by a 5.5% increase in total beef costs.

Restaurant Operating Expenses. Restaurant operating expenses decreased $24.9 million, or 48.6%, to $26.3 million in the second quarter of fiscal year 2020 from the second quarter of fiscal year 2019.  Restaurant operating expenses, as a percentage of restaurant sales, increased to 97.4% in the second quarter of fiscal year 2020 from 49.2% in the second quarter of fiscal year 2019.  The increase in restaurant operating expenses as a percentage of restaurant sales was primarily due to sales deleveraging as a result of limited restaurant operations caused by COVID-19.

Marketing and Advertising. Marketing and advertising expenses decreased $2.6 million to $1.5 million, in the second quarter of fiscal year 2020 from the second quarter of fiscal year 2019. The decrease in marketing and advertising expenses in the second quarter of fiscal year 2020 was attributable to a reduction in spending in response to the COVID-19 pandemic in an effort to align promotional spend with the anticipated level of operations.

General and Administrative Costs. General and administrative costs decreased $1.9 million to $7.1 million in the second quarter of fiscal year 2020 from the second quarter of fiscal year 2019. The decrease in general and administrative costs was primarily attributable to a $1.7 million decrease in wage related expenses.  As a percentage of revenue, general and administrative costs increased from 8.1% in the second quarter of fiscal year 2019 to 24.9% in the second quarter of fiscal year 2020 primarily due to revenue deleveraging as a result of limited restaurant operations caused by COVID-19.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $398 thousand to $5.5 million in the second quarter of fiscal year 2020 from the second quarter of fiscal year 2019 primarily due to depreciation on new restaurant and remodel assets placed in service within the last twelve months.

Pre-opening Costs. Pre-opening costs were $304 thousand in the second quarter of fiscal year 2020 primarily due to the recognition of rent expense at four unopened Ruth’s Chris Steak House restaurants that the Company has taken possession of and were originally planned to open during fiscal years 2020 and 2021.  Pre-opening costs were $244 thousand in the second quarter of 2019 primarily due to the opening of the Ruth’s Chris Steak House restaurants in Washington D.C., Somerville, MA and Columbus, OH.

Gain on Lease Modifications. During the second quarter of fiscal year 2020, the Company recorded a $488 thousand gain on lease modifications primarily related to the conversion of a lease with a fixed payment stream to a variable payments stream at a Ruth’s Chris Steak House restaurant of $663 thousand.  This was partially offset by $146 thousand in costs incurred related to the termination of existing leases.

Loss on Impairment. During the second quarter of fiscal year 2020 the Company recorded a $4.3 million impairment loss consisting of a $3.9 million impairment of long-lived assets and a $356 thousand impairment of inventory as described further in Note 2 to the condensed consolidated financial statements.

Interest Expense. Interest expense increased $874 thousand to $1.3 million in the second quarter of fiscal year 2020 compared to $417 thousand in the second quarter of fiscal year 2019.  The increase relates to higher average debt balances and an increase in the interest rate during the second quarter of fiscal year 2020 compared to the second quarter of fiscal year 2019.

Other Income and Expense. During the second quarter of fiscal year 2020, we recognized other income of $3 thousand.  During the second quarter of fiscal year 2019, we recognized other income of $13 thousand.

Income Tax Expense (Benefit). During the second quarter of fiscal year 2020, we recognized an income tax benefit of $7.8 million. During the second quarter of fiscal year 2019, we recognized income tax expense of $1.9 million. The effective tax rate, including the impact of discrete items, increased to a 30.6% benefit for the second quarter of fiscal year 2020 compared to a 17.2% expense for the second quarter of fiscal year 2019 primarily due to the generation of a pretax loss.  Fiscal year 2020 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2020 to differ from the effective tax rate for the second quarter of fiscal year 2020.

Net Loss. Net loss was $17.6 million in the second quarter of fiscal year 2020 which reflected a decrease of $26.9 million compared to net income of $9.3 million in the second quarter of fiscal year 2019. The decrease was attributable to the factors noted above.

Twenty-six Weeks Ended June 28, 2020 Compared to Twenty-six Weeks Ended June 30, 2019

Overview. Operating income (loss) decreased by $56.7 million to a loss of $28.2 million for the first twenty-six weeks of fiscal year 2020 from the first twenty-six weeks of fiscal year 2019. Operating income for the first twenty-six weeks of fiscal year 2020 was unfavorably impacted by a $87.0 million decrease in restaurant sales, a $13.0 million loss on impairment, a $4.4 million decrease in franchise income, a $1.6 million decrease in other operating income and a $1.3 million increase in depreciation and amortization, which was partially offset by a $22.9 million decrease in operating expenses, a $22.2 million decrease in food and beverage costs, a $2.8 million decrease in marketing and advertising expenses, a $2.6 million decrease in general and administrative expenses and a $488 thousand gain on lease terminations. Net income decreased from the first twenty-six weeks of fiscal year 2019 by $44.6 million to a loss of $21.4 million.

Segment Profits. Segment profitability information is presented in Note 8 to the condensed consolidated financial statements. Not all operating expenses are allocated to operating segments.  The Ruth’s Chris Steak House Company-owned restaurants, which are all located in the United States, are managed as an operating segment. The Ruth’s Chris concept operates within the full-service dining industry, providing similar products to similar customers. The franchise operations are reported as a separate operating segment. Segment profits for the first twenty-six weeks of fiscal year 2020 for the Company-owned steakhouse restaurant segment decreased by $42.7 million to a $10.9 million profit from the first twenty-six weeks of fiscal year 2019. The decrease was driven primarily by a $87.8 million decrease in revenues offset by a $22.9 million dollar decrease in restaurant operating expenses and a $22.2 million decrease in food and beverage costs.  Franchise income decreased $4.4 million in the first twenty-six weeks of fiscal year 2020 compared to the first twenty-six weeks of fiscal year 2019.

Restaurant Sales.  Restaurant sales decreased by $87.0 million, or 40.1%, to $130.0 million in the first twenty-six weeks of fiscal year 2020 from the first twenty-six weeks of fiscal year 2019.  Company-owned comparable restaurant sales decreased by 42.6% which consisted of a 40.3% decrease in traffic and an average check decrease of 3.8%.

Franchise Income. Franchise income in the first twenty-six weeks of fiscal year 2020 decreased $4.4 million compared to the first twenty-six weeks of fiscal year 2019.  The reduction in franchise income was due to decreased franchise operations and the forgiveness of the royalties due to dining room closures caused by the COVID-19 pandemic.

Other Operating Income. Other operating income decreased $1.6 million in the first twenty-six weeks of fiscal year 2020 compared to the first twenty-six weeks of fiscal year 2019.  The decrease in other operating income was primarily due to a $590 thousand decrease in breakage income resulting from a reduction in gift card redemptions and a decrease in other operating income generated at the restaurant level of $507 thousand.  In addition, a $553 thousand decrease in income from restaurants operating under contractual agreements, which were similarly impacted by the COVID-19 pandemic compared to the first twenty-six weeks of fiscal year 2019.

Food and Beverage Costs. Food and beverage costs decreased $22.2 million in the first twenty-six weeks of fiscal year 2020 compared to the first twenty-six weeks of fiscal year 2019 to $38.7 million.  As a percentage of restaurant sales, food and beverage costs increased to 29.7% in the first twenty-six weeks of fiscal year 2020 from 28.1% in the first twenty-six weeks of fiscal year 2019 primarily driven by a 3.6% increase in total beef costs.

Restaurant Operating Expenses. Restaurant operating expenses decreased $22.9 million, or 21.9%, to $81.8 million in the first twenty-six weeks of fiscal year 2020 from the first twenty-six weeks of fiscal year 2019.  Restaurant operating expenses, as a percentage of restaurant sales, increased to 62.9% in the first twenty-six weeks of fiscal year 2020 from 48.3% in the first twenty-six weeks of fiscal year 2019.  The increase in restaurant operating expenses as a percentage of restaurant sales was primarily due to sales deleveraging as a result of limited restaurant operations caused by COVID-19.

Marketing and Advertising. Marketing and advertising expenses decreased $2.8 million to $4.9 million, in the first twenty-six weeks of fiscal year 2020 from the first twenty-six weeks of fiscal year 2019. The decrease in marketing and advertising expenses in the first twenty-six weeks of fiscal year 2020 was attributable to a reduction in spending during the second quarter in response to the COVID-19 pandemic in an effort to align promotional spend with the anticipated level of operations.

General and Administrative Costs. General and administrative costs decreased $2.6 million to $15.1 million in the first twenty-six weeks of fiscal year 2020 from the first twenty-six weeks of fiscal year 2019. The decrease in general and administrative costs was primarily attributable to a $2.5 million decrease in wage related expenses and a $434 thousand decrease in travel.  These decreases were partially offset by severance costs of $330 thousand in the first twenty-six weeks of fiscal year 2020.  As a percentage of revenue general and administrative costs increased from 7.7% in the first twenty-six weeks of fiscal year 2019 to 11.0% in the first twenty six weeks of fiscal year 2020 primarily due to revenue deleveraging as a result of limited restaurant operations caused by COVID-19.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $1.3 million to $11.3 million in the first twenty-six weeks of fiscal year 2020 from the first twenty-six weeks of fiscal year 2019 primarily due to depreciation on new restaurant and remodel assets placed in service within the last twelve months.

Pre-opening Costs. Pre-opening costs were $781 thousand in the first twenty-six weeks of fiscal year 2020 primarily due to the recognition of rent expense at four Ruth’s Chris Steak House restaurants that the Company has taken possession of and were originally planned to open during the fiscal years 2020 and 2021 and the recent opening of the Ruth’s Chris Steak House restaurant in Washington D.C.  Pre-opening costs were $341 thousand in the second quarter of 2019 primarily due to the planned openings of the Ruth’s Chris Steak House restaurants in Washington D.C., Somerville, MA and Columbus, OH and the opening of the Reno, NV Ruth’s Chris Steak House restaurant.

Gain on Lease Modifications. During the first twenty-six weeks of fiscal year 2020, the Company recorded a $488 thousand gain on lease modification primarily related to the conversion of a lease with a fixed payment stream to a variable payments stream at a Ruth’s Chris Steak House restaurant of $663 thousand.  This was partially offset by $146 thousand in costs incurred related to the termination of existing leases.

Loss on Impairment. During the first twenty-six weeks of fiscal year 2020, the Company recorded a $13.0 million impairment loss consisting of a $9.5 million impairment of long-lived assets, a $3.1 million impairment of territory rights and a $356 thousand impairment of inventory as described further in Note 2 to the condensed consolidated financial statements.

Interest Expense. Interest expense increased $1.1 million to $1.9 million in the first twenty-six weeks of fiscal year 2020 compared to $822 thousand in the first twenty-six weeks of fiscal year 2019.  The increase relates to higher average debt balances and an increase in the interest rate during the first twenty-six weeks of fiscal year 2020 compared to the first twenty-six weeks of fiscal year 2019.

Other Income and Expense. During the first twenty-six weeks of fiscal year 2020, we recognized other income of $36 thousand.  During the first twenty-six weeks of fiscal year 2019 we recognized other income of $15 thousand.

Income Tax Expense (Benefit). During the first twenty-six weeks of fiscal year 2020, we recognized an income tax benefit of $8.6 million. During the first twenty-six weeks of fiscal year 2019, we recognized income tax expense of $4.5 million. The effective tax rate, including the impact of discrete items, increased to a 28.7% benefit for the first twenty-six weeks of fiscal year 2020 compared to 16.1% for the first twenty-six weeks of fiscal year 2019 primarily due to the generation of a pretax loss.  Fiscal year 2020 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2020 to differ from the effective tax rate for the first twenty-six weeks of fiscal year 2020.

Net Loss. Net loss was $21.4 million in the first twenty-six weeks of fiscal year 2020 which reflected a decrease of $44.6 million compared to net income of $23.2 million in the first twenty-six weeks of fiscal year 2019. The decrease was attributable to the factors noted above.

Liquidity and Capital Resources

Overview

During the first twenty-six weeks of fiscal year 2020 our principal sources of cash flow were provided by borrowings from our senior credit facility and our sale of common stock.  During the first twenty-six weeks of fiscal year 2020 our principal uses of cash flow were repayment of long-term debt, the repurchase of common stock, capital expenditures, results of operations and dividend payments.

In order to improve our liquidity position, we have fully drawn the $140 million capacity of our Revolving Credit Facility.  We also sold shares of common stock resulting in a $49.6 net million cash inflow.  Additionally, we are proactively taking steps to increase available cash including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures, suspending dividends and utilizing funds available under our existing Revolving Credit Facility.

During the fourth quarter of fiscal year 2019 our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $60 million of outstanding common stock from time to time.  During the first twenty-six weeks of fiscal year 2020 and prior to the World Health Organization’s declaration of the COVID-19 pandemic we repurchased 902,000 shares at an aggregate cost of $13.2 million or an average cost of $14.66 per share.  All repurchased shares were retired and cancelled.

We did not pay a dividend during the second quarter of fiscal year 2020. As a result of the impacts to our business arising from the COVID-19 pandemic, share purchases and dividend payments have been indefinitely suspended.

Senior Credit Facility

As of June 28, 2020, we had $135.2 million of outstanding indebtedness under our senior credit facility with approximately $208 thousand of availability, net of outstanding letters of credit of approximately $4.6 million. As of June 28, 2020, the weighted average interest rate on our outstanding debt was 3.9% and the weighted average interest rate on our outstanding letters of credit was 2.9%.  In addition, the fee on the unused portion of our senior credit facility was 0.4%.

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

On May 7, 2020, the Company entered into a Third Amendment to Credit Agreement (the “Third Amendment”) which amends its existing Credit Agreement, dated as of February 2, 2017 as amended by the First Amendment thereto, dated as of September 18, 2019 and the Second Amendment thereto dated as of March 27, 2020 with certain direct and indirect subsidiaries of the Company as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other agents party thereto.

The Third Amendment provides relief from the financial covenants to maintain a specified quarterly minimum adjusted Fixed Charge Coverage Ratio and maximum Consolidated Leverage Ratio.

Under the Credit Agreement, the Company had to maintain a Fixed Charge Coverage Ratio of at least 1.25 to 1.00.  The Third Amendment waives the requirement to maintain any Fixed Charge Coverage Ratio for the remainder of fiscal year 2020 but, commencing with the fiscal quarter ending March 28, 2021, requires that the Company maintain a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00 on an annualized basis, which will exclude the impact of fiscal year 2020.

The Credit Agreement required the Company to maintain a Consolidated Leverage Ratio of not more than 2.75 to 1.00.  The Third Amendment waives any Consolidated Leverage Ratio requirement for the remainder of fiscal year 2020 but, commencing with the fiscal quarter ending March 28, 2021, requires a Consolidated Leverage Ratio based on annualized calculations, which will exclude the impact of fiscal year 2020, not to exceed the following thresholds for the periods indicated:

Period	Maximum Ratio
The last day of the first Fiscal Quarter of the 2021 Fiscal Year	5.00 to 1.00
The last day of the second Fiscal Quarter of the 2021 Fiscal Year	4.50 to 1.00
The last day of the third Fiscal Quarter of the 2021 Fiscal Year	4.00 to 1.00
The last day of the fourth Fiscal Quarter of the 2021 Fiscal Year and thereafter	3.00 to 1.00

The Third Amendment requires that the Company meet minimum cash holding requirements (“Minimum Scheduled Cash”) through December 2020 in an amount equal to (a) 50% of the net cash proceeds of any equity issuances by the Company or any of its subsidiaries effected between May 1, 2020 and December 31, 2020 (excluding certain amounts required to be used to make prepayments on loans outstanding under the Amended Credit Agreement) plus (b) the following amount for each month set forth below1:

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

Interest rates on loans under the Credit Agreement as amended by the Third Amendment are 2.75% and 1.75% above the LIBOR Rate and Base Rate, respectively, and the fee for the daily unused availability under the revolving credit facility is 0.40% until the Calculation Date for the fiscal quarter ending March 28, 2021.  Thereafter, interest rate margins and the fee for the unused commitment will be calculated based on the Consolidated Leverage Ratio in accordance with the Credit Agreement.  The term “Calculation Date” means the date five (5) business days after the day on which the Company provides a compliance certificate required for its most recently ended fiscal quarter.

Until the Company can demonstrate compliance with both the minimum Fixed Coverage Charge Ratio and the maximum Consolidated Leverage Ratio following the end of the fiscal quarter ending March 28, 2021, the Third Amendment requires that the Company use 50% of the net cash proceeds of any equity issuances over $30.0 million (other than the exercise price on stock options issued as part of employee compensation) to make mandatory principal prepayments of loans outstanding under the Credit Agreement (with a permanent reduction to the revolving credit commitment under the Credit Agreement in an amount corresponding to the amount of such prepayment), and/or cash collateralize the letter of credit obligations outstanding under the Credit Agreement.

The Third Amendment limits acquisitions by the Company until it can demonstrate compliance with the minimum Fixed Coverage Charge Ratio following the end of the fiscal quarter ending March 28, 2021.

On May 18, 2020, the Company, entered into a Fourth Amendment to Credit Agreement (the “Fourth Amendment”) which amends its existing Credit Agreement, dated as of February 2, 2017, as amended by the First Amendment thereto, dated as of September 18, 2019, the Second Amendment thereto, dated as of March 27, 2020 and the Third Amendment thereto, dated as of May 7, 2020 (the “Existing Credit Agreement” and the Existing Credit Agreement as amended by the Fourth Amendment, the “Amended Credit Agreement”) with certain direct and indirect subsidiaries of the Company as guarantors (the “Guarantors”), Wells Fargo Bank, National Association, as administrative agent, and the lenders (the “Lenders”) and other agents party thereto. Like the Existing Credit Agreement, the Amended Credit Agreement provides for a $150.0 million revolving credit facility with a $5.0 million subfacility of letters of credit and a $5.0 million subfacility for swingline loans.

The Fourth Amendment changes the amount of net cash proceeds from equity issuances that the Company must retain in order to meet certain liquidity requirements.

As further described herein, the Amended Credit Agreement requires the Company and the Guarantors to hold an amount equal to 50% of the net cash proceeds from equity issuances up to $30 million in aggregate and to use 50% of the net cash proceeds from equity issuances (other than the exercise price on stock options issued as part of employee compensation) in excess of $30 million in aggregate to pay down amounts outstanding under the Amended Credit Agreement and reduce the lender’s commitment under the Amended Credit Agreement.

The Fourth Amendment requires the Company to meet minimum cash holding requirements (“Minimum Scheduled Cash”) through December 2020 in an amount equal to (a) the amount for each month set forth in the table below in the column headed “Cash Requirement Without Equity Issuances” plus (b) 50% of the net cash proceeds of any equity issuances by the Company or any of its subsidiaries effected between May 1, 2020 and December 31, 2020 (excluding certain amounts required to be used to make prepayments on loans outstanding under the Amended Credit Agreement) up to an aggregate amount of $15 million:

MINIMUM SCHEDULED CASH
Month	Cash Requirement Without Equity Issuances	Cash Requirement Assuming Equity Issuances of at Least $30 Million
May 2020	$34 Million	$49 Million
June 2020	$29 Million	$44 Million
July 2020	$21 Million	$36 Million
August 2020	$19 Million	$34 Million
September 2020	$15 Million	$30 Million
October 2020[1]	$13 Million	$27 Million
November 2020[1]	$13 Million	$25 Million
December 2020	$14 Million	$29 Million

___________________

1For each of October 2020 and November 2020, to the extent that any net cash proceeds of any equity issuances by the Company or any of its subsidiaries are included in the calculation of Minimum Scheduled Cash for such month, the amounts for such month in the column headed “Cash Requirement Without Equity Issuances” will be deemed to be $12,000,000 and $10,000,000, respectively.

Until the Company can demonstrate compliance with both its minimum fixed coverage charge ratio and the maximum leverage ratio following the end of the fiscal quarter ending March 28, 2021, the Amended Credit Agreement requires that the Company and the Guarantors use 50% of the net cash proceeds of any equity issuances (other than the exercise price on stock options issued as part of employee compensation) in excess of $30 million in the aggregate (together with any other equity issuances made during such) to make mandatory principal prepayments of loans outstanding under the Amended Credit Agreement (with a permanent reduction to the revolving credit commitment under the Amended Credit Agreement in an amount corresponding to the amount of such prepayment), and/or cash collateralize the letter of credit obligations outstanding under the Amended Credit Agreement.

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	26 Weeks Ended
	June 28,	June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(2,732)	$23,155
Investing activities	(8,202)	(10,955)
Financing activities	101,494	(14,114)
Net increase (decrease) in cash and cash equivalents	$90,560	$(1,914)

Operating Activities. Operating activities used cash during the first twenty-six weeks of fiscal year 2020 and provided cash during the first twenty-six weeks of 2019. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising, general and administrative costs and income taxes. During the first twenty-six weeks of fiscal year 2020, the Company had $44.6 million less in net income compared to the first twenty-six weeks of fiscal year 2019 due largely to the impact of COVID-19 and also had increases in deferred taxes and tax related receivables of $9.0 million.  This reduction in cash flow was partially offset by the Company having a $13.0 non-cash impairment, the collecting an additional $10.1 in accounts receivable and $3.6 million fewer redemptions of gift cards in the first twenty-six weeks of 2020 than in the first twenty-six weeks of 2019.

Investing Activities. Cash used in investing activities aggregated $8.2 million in the first twenty-six weeks of fiscal year 2020 compared with $11.0 million cash used in the first twenty-six weeks of fiscal year 2019.  Cash used in investing projects during the first twenty-six weeks of fiscal year 2020 primarily pertained to $5.1 million for new restaurants that opened during 2019 and 2020 or were originally anticipated to open in 2020 or 2021 and $2.5 million for restaurant remodel and capital replacement projects. Cash used in investing activities during the first twenty-six weeks of fiscal year 2019 primarily pertained to $7.3 million for restaurant remodel and capital replacement projects and $2.4 million for new restaurants anticipated to open that year.

Financing Activities. Financing activities provided cash during the first twenty-six weeks of fiscal year 2020 and used cash during the first twenty-six weeks of fiscal year 2019. During the first twenty-six weeks of fiscal year 2020, we:  increased debt by $71.2 million; sold common stock for $49.6 million, used $13.2 million to repurchase common stock; paid dividends of $4.4 million; paid $1.1 million in employee taxes in connection with the vesting of restricted stock; and paid $582 thousand in deferred financing costs.  We paid the $1.1 million in taxes in connection with the vesting of restricted stock because some recipients elected to satisfy their individual tax withholding obligations by having us withhold a number of vested shares of restricted stock.   During the first twenty-six weeks of fiscal year 2019, we:  paid dividends of $7.9 million; used $7.1 million to repurchase common stock; paid $3.1 million in taxes in connection with the vesting of restricted stock and exercise of stock options and increased debt by $4.0 million.

Off-Balance Sheet Arrangements

As of June 28, 2020, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first twenty-six weeks of fiscal year 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At June 28, 2020, the Company had $135.2 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2020 of approximately $1.4 million.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first twenty-six weeks of fiscal years 2020 and 2019, franchise income attributable to international locations was approximately $830 thousand and $1.4 million, respectively, which is less than 1% of total annual revenue.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices, which in the past have been volatile and have impacted the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected.  Holding other variables constant, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings of approximately $1.5 million for fiscal year 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 28, 2020. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2020 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended June 28, 2020 there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  We have transitioned some of our employees, primarily home office support functions to a remote work environment in an effort to mitigate the spread of COVID-19.  This has not had a significant impact on the Company’s internal controls over financial reporting and we are prepared to operate in this manner for the foreseeable future, if necessary.

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

The government responses related to COVID-19 across the world and our Company’s responses to the outbreak have all disrupted and will continue to disrupt our business.  In the United States, containment efforts to slow the transmission of the virus that have been mandated by federal, state and local government, including encouraging individuals to practice social distancing, restricting gathering in groups, and, in some areas, completely restricting individuals from non-essential movements outside of their homes.  In response to the COVID-19 outbreak and these changing conditions, we closed the dining rooms in all of our restaurants during the month of April and transitioned its services to take-out and delivery operations in 69% of its restaurants (56 of 81 Company-owned and managed restaurants).  By the end of June the Company was able to re-open 88% (71 of 81) of its restaurants, which included opening dining rooms in 59 capacity restricted locations.  Over the past several weeks, while some states have begun to re-tighten their dining room restrictions, if the COVID-19 pandemic were to reaccelerate, we may be forced to re-close our dining rooms, which would cause us to lose revenue and incur additional expenses. Until very recently, we have been operating exclusively on a take-out and delivery model in restaurants where it is permitted by local regulations and economically viable.  We have closed certain restaurants, modified work hours for our team members and identified and implemented cost savings measures throughout our operations.  The COVID-19 outbreak and these responses have affected and will continue to adversely affect our revenue and operating costs and we cannot predict how long the outbreak will last or what other government responses may occur.

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

As a result of the COVID-19 outbreak, we may be unable to secure additional liquidity.  In order to improve our liquidity position, we have fully drawn the $140 million capacity of our Revolving Credit Facility.  If we fail to comply with our financial covenants, including a minimum liquidity covenant through the end of 2020, and are unable to remedy or obtain a waiver or amendment, an event of default would result.  The COVID-19 outbreak is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 outbreak lasts.  The equity markets in the United States have been extremely volatile due to the COVID-19 outbreak and the Company’s stock price has fluctuated significantly.   Continued volatility in the equity markets and our stock price could negatively impact our ability to raise capital.

Our operations could be further disrupted if large numbers of our employees or members of our senior management team are diagnosed with COVID-19. If a significant percentage of our workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially materially adversely affecting our liquidity, financial condition or results of operations.  Team members might seek and find other employment during the COVID-19 business interruption, which could materially adversely affect our ability to properly staff and reopen our restaurants with experienced team members when the business interruptions caused by COVID-19 abate or end.

Our suppliers could be adversely impacted by the COVID-19 outbreak. If our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face shortages of food items or other supplies at our restaurants and our operations and sales could be adversely impacted by such supply interruptions.  We did not pay rent to many of our landlords during the second quarter of fiscal year 2020.  We have begun discussions with our landlords to reduce or modify our rent payments. We are unable to predict the outcome of these discussions and the extent to which we will be able to negotiate to reduce or modify rent obligations. With rent payments being delayed, landlords may terminate our leases or could take other actions that restrict our ability to access or reopen our stores in a timely manner.  We have legal proceedings underway with three landlords.  We intend to pursue these matters vigorously but there can be no assurance that we will prevail in litigation.

We have transitioned some of our employees, primarily home office support functions, to a remote work environment in an effort to mitigate the spread of COVID-19.  We are prepared to operate in this manner for the foreseeable future, if necessary.  While we have business continuity procedures in place to guide our response to a crisis, our attention may be diverted away from normal operations and our resources may be constrained.  In April, we received a cyber threat from an anonymous source.  We engaged a third party to assess the threat and confirmed that our IT systems were secure.  We continue to monitor data security carefully but there can be no assurance that we would detect a cyber incident or prevent cyberattacks from penetrating our systems.

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

We could experience other potential impacts as a result of the COVID-19 pandemic that are not completely known at this time, including, but not limited to, charges from potential adjustments to the carrying amount of goodwill, indefinite-lived intangibles and long-lived asset impairment charges. Our actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely though not exclusively on the duration of the disruption to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the second quarter ended June 28, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased under the Program – Amounts in thousands

March 30, 2020 to May 3, 2020	—	—	—	$41,552
May 4, 2020 to May 31, 2020	—	—	—	$41,552
June 1, 2020 to June 28, 2020	—	—	—	$41,552
Totals for the fiscal quarter	—	—	—	$41,552

On November 1, 2019, the Company announced that its Board of Directors approved a new share repurchase program authorizing us to repurchase up to $60 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors.  The new share repurchase program replaced the Company’s previous share repurchase program announced in November 2017, which has been terminated. We did not repurchase shares during the second quarter of fiscal year 2020.  The new share repurchase program does not obligate the Company to repurchase any dollar amount or number of its shares, and the program has no termination date.  The Company’s ability to make future stock purchases under the program is currently limited by our Credit Agreement. Under our Credit Agreement, we are limited to $100.0 million of restricted junior payments, which include cash dividends, repurchases of common stock and prepayments of subordinated indebtedness, if our consolidated leverage ratio is greater than or equal to 2.00:1.00. As of June 28, 2020, $126.4 million of such payments had been made. As a result of the impacts to our business arising from the COVID-19 pandemic, share purchases and dividend payments have been indefinitely suspended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Effective as of August 3, 2020, the Compensation Committee of the Board of Directors approved the restoration of (1) the base salaries of the Company’s Chief Executive Officer and other named executive officers and (2) the cash retainer fees of non-employee members of the Board, in each case to the amounts that were in effect prior to the temporary reductions implemented in response to COVID-19 and disclosed in the Form 8-K dated March 30, 2020.  These actions were taken in light of the number of restaurants that are now reopened, the performance of those restaurants, the steps taken to manage liquidity and expenses and the substantial increase in responsibility of the executive team during this time.

ITEM 6. EXHIBITS

10.1

Fourth Amendment, dated as of May 18, 2020, to Credit Agreement, dated as of February 2, 2017, by and among the Company, the Guarantors, the Lenders and Wells Fargo Bank, National Association, as administrative agent and Wells Fargo Securities, LLC as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 20, 2020).

10.2

Retirement, Transition, and Release of Claims Agreement, between the Company and Michael P. O’Donnell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2020).

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

Date: August 6, 2020