Form 10-Q
period 2020-09-27
Ruths Hospitality Group, Inc.
filed 2020-11-02
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2020

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

The number of shares outstanding of the registrant’s common stock as of October 28, 2020 was 34,899,747, which includes 642,826 shares of unvested restricted stock.

TABLE OF CONTENTS

		Page
Part I — Financial Information		3

Item 1	Financial Statements:	3

	Condensed Consolidated Balance Sheets as of September 27, 2020 and December 29, 2019	3

	Condensed Consolidated Statements of Operations for the Thirteen and Thirty-nine Week Periods ended September 27, 2020 and September 29, 2019	4

	Condensed Consolidated Statements of Shareholders’ Equity for the Thirteen and Thirty-nine Week Periods ended September 27, 2020 and September 29, 2019	5

	Condensed Consolidated Statements of Cash Flows for the Thirty-nine Week Periods ended September 27, 2020 and September 29, 2019	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4	Controls and Procedures	34

Part II — Other Information		34

Item 1	Legal Proceedings	34

Item 1A	Risk Factors	34

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3	Defaults Upon Senior Securities	36

Item 4	Mine Safety Disclosures	36

Item 5	Other Information	36

Item 6	Exhibits	36

Signatures		38

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	September 27,	December 29,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$103,107	$5,567
Accounts receivable, less allowance for doubtful accounts 2020 - $201; 2019 - $241	14,395	23,769
Inventory	7,278	9,623
Prepaid expenses and other	3,159	3,052
Total current assets	127,939	42,011
Property and equipment, net of accumulated depreciation 2020 - $172,567; 2019 - $173,845	124,093	142,962
Operating lease right of use assets	191,239	206,358
Goodwill	45,549	45,549
Franchise rights, net of accumulated amortization 2020 - $5,973; 2019 - $4,401	45,045	49,916
Other intangibles, net of accumulated amortization 2020 - $1,537; 2019 - $1,439	4,146	4,449
Deferred income taxes	8,130	4,929
Income tax receivable	5,245	—
Other assets	1,121	702
Total assets	$552,507	$496,876
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$6,002	13,598
Accrued payroll	13,237	17,303
Accrued expenses	13,068	10,574
Deferred revenue	48,416	52,856
Current operating lease liabilities	14,471	14,313
Other current liabilities	2,324	4,237
Total current liabilities	97,518	112,881
Long-term debt	135,200	64,000
Operating lease liabilities	212,944	223,292
Unearned franchise fees	2,237	2,489
Other liabilities	70	69
Total liabilities	447,969	402,731
Commitments and contingencies (Note 12)	—	—

Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 34,256,367 shares issued and outstanding at September 27, 2020, 28,418,691 shares issued and outstanding at December 29, 2019	342	284
Additional paid-in capital	81,942	40,462
Retained earnings	22,254	53,399
Treasury stock, at cost; 71,950 shares at September 27, 2020 and December 29, 2019	—	—
Total shareholders' equity	104,538	94,145
Total liabilities and shareholders' equity	$552,507	$496,876

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019

Revenues:
Restaurant sales	$58,594	$97,226	$188,611	$314,229
Franchise income	3,511	3,928	8,094	12,907
Other operating income	1,318	1,855	3,671	5,857
Total revenues	63,423	103,009	200,376	332,993

Costs and expenses:
Food and beverage costs	15,908	28,817	54,563	89,688
Restaurant operating expenses	34,868	51,216	117,224	155,974
Marketing and advertising	889	3,174	5,285	10,925
General and administrative costs	7,572	8,335	22,668	26,016
Depreciation and amortization expenses	5,316	5,361	16,660	15,453
Pre-opening costs	403	535	1,185	876
Loss (gain) on lease modifications	310	—	(178)	—
Loss on impairment	3,272	—	16,253	—
Total costs and expenses	68,538	97,438	233,660	298,932

Operating income (loss)	(5,115)	5,571	(33,284)	34,061

Other income (expense):
Interest expense, net	(1,422)	(638)	(3,341)	(1,460)
Other	(48)	18	(12)	33

Income (loss) before income taxes	(6,585)	4,951	(36,637)	32,634
Income tax expense (benefit)	(1,284)	423	(9,920)	4,886
Net income (loss)	$(5,301)	$4,528	$(26,717)	$27,748

Basic earnings (loss) per common share	$(0.15)	$0.16	$(0.87)	$0.95

Diluted earnings (loss) per common share	$(0.15)	$0.16	$(0.87)	$0.94

Shares used in computing earnings (loss) per common share:
Basic	34,240,318	28,951,612	30,826,304	29,159,922
Diluted	34,240,318	29,191,076	30,826,304	29,563,396

Cash dividends declared per common share	$—	$0.13	$0.15	$0.39

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

(Amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders'
	Shares	Value	Capital	Earnings	Shares	Value	Equity
Balance at December 29, 2019	28,419	$284	$40,462	$53,399	72	$—	$94,145
Net loss	—	—	—	(3,818)	—	—	(3,818)
Cash dividends, $0.15 per common share	—	—	—	(4,428)	—	—	(4,428)
Repurchase of common stock	(902)	(9)	(13,217)	—	—	—	(13,226)
Shares issued under stock compensation plan net of shares withheld for tax effects	100	1	(659)	—	—	—	(658)
Stock-based compensation	—	—	2,065	—	—	—	2,065
Balance at March 29, 2020	27,617	$276	$28,652	$45,153	72	$—	$74,081
Net loss	—	—	—	(17,598)	—	—	(17,598)
Stock issuance	6,455	65	49,517	—	—	—	49,582
Shares issued under stock compensation plan net of shares withheld for tax effects	72	1	(395)	—	—	—	(394)
Stock-based compensation	—	—	1,958	—	—	—	1,958
Balance at June 28, 2020	34,144	$341	$79,732	$27,555	72	$—	$107,628
Net loss	—	—	—	(5,301)	—	—	(5,301)
Other	—	—	(24)	—	—	—	(24)
Shares issued under stock compensation plan net of shares withheld for tax effects	112	1	(522)	—	—	—	(521)
Stock-based compensation	—	—	2,755	—	—	—	2,755
Balance at September 27, 2020	34,256	$342	$81,942	$22,254	72	$—	$104,538

See accompanying notes to condensed consolidated financial statements.

 RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

(Amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders'
	Shares	Value	Capital	Earnings	Shares	Value	Equity
Balance at December 30, 2018	29,269	$293	$61,819	$28,020	72	$—	$90,132
Net income	—	—	—	13,911	—	—	13,911
Cash dividends, $0.13 per common share	—	—	—	(3,967)	—	—	(3,967)
Repurchase of common stock	(26)	—	(568)	—	—	—	(568)
Shares issued under stock compensation plan net of shares withheld for tax effects	133	1	(1,632)	—	—	—	(1,631)
Stock-based compensation	—	—	2,033	—	—	—	2,033
Cumulative effect of a change in accounting principle	—	—	—	(1,261)	—	—	(1,261)
Balance at March 31, 2019	29,376	$294	$61,652	$36,703	72	$—	$98,649
Net income	—	—	—	9,309	—	—	9,309
Cash dividends, $0.13 per common share	—	—	—	(3,931)	—	—	(3,931)
Repurchase of common stock	(250)	(3)	(6,569)	—	—	—	(6,572)
Shares issued under stock compensation plan net of shares withheld for tax effects	102	1	(1,446)	—	—	—	(1,445)
Stock-based compensation	—	—	2,101	—	—	—	2,101
Balance at June 30, 2019	29,228	$292	$55,738	$42,081	72	$—	$98,111
Net income	—	—	—	4,528	—	—	4,528
Cash dividends, $0.13 per common share	—	—	—	(3,854)	—	—	(3,854)
Repurchase of common stock	(664)	(7)	(13,449)	—			(13,456)
Shares issued under stock compensation plan net of shares withheld for tax effects	61	1	(633)	—	—	—	(632)
Stock-based compensation	—	—	2,014	—	—	—	2,014
Balance at September 29, 2019	28,625	$286	$43,669	$42,756	72	$—	$86,711

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	39 Weeks Ended
	September 27,	September 29,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(26,717)	$27,748
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,660	15,453
Deferred income taxes	(3,201)	960
Non-cash interest expense	190	62
Loss on impairment	16,253	—
Stock-based compensation expense	6,778	6,148
Changes in operating assets and liabilities:
Accounts receivable	11,853	3,704
Inventories	1,929	698
Prepaid expenses and other	(107)	67
Other receivable	(5,245)	—
Other assets	(25)	(17)
Accounts payable and accrued expenses	(8,133)	(15,483)
Deferred revenue	(4,439)	(8,096)
Operating lease liabilities and assets	(415)	487
Other liabilities	217	(917)
Net cash provided by operating activities	5,598	30,814
Cash flows from investing activities:
Acquisition of property and equipment	(9,007)	(19,864)
Acquisition of franchise restaurants, net of cash acquired	—	(18,613)
Net cash used in investing activities	(9,007)	(38,477)
Cash flows from financing activities:
Principal borrowings on long-term debt	105,000	54,000
Principal repayments on long-term debt	(33,800)	(12,000)
Principal borrowings from the CARES Act loan	20,000	—
Principal repayments on the CARES Act loan	(20,000)	—
Net proceeds from sale of common stock	49,558	—
Repurchase of common stock	(13,226)	(20,596)
Cash dividend payments	(4,428)	(11,752)
Tax payments from the vesting of restricted stock and option exercises	(1,573)	(3,720)
Deferred financing costs	(582)	(35)
Proceeds from the exercise of stock options	—	12
Net cash provided by financing activities	100,949	5,909
Net increase (decrease) in cash and cash equivalents	97,540	(1,754)
Cash and cash equivalents at beginning of period	5,567	5,062
Cash and cash equivalents at end of period	$103,107	$3,308
Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$1,764	$1,400
Income taxes	$(1,179)	$6,707
Noncash investing and financing activities:
Accrued acquisition of property and equipment	$29	$5,722

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the Company) as of September 27, 2020 and December 29, 2019 and for the thirteen and thirty-nine week periods ended September 27, 2020 and September 29, 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The condensed consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of September 27, 2020, there were 149 Ruth’s Chris Steak House restaurants, including 74 Company-owned restaurants, three restaurants operating under contractual agreements and 72 franchisee-owned restaurants, including 21 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Singapore and Taiwan. All Company-owned restaurants are located in the United States.  During the third fiscal quarter of 2020, four Company-owned restaurants were permanently closed.

On July 29, 2019, the Company completed the acquisition of substantially all of the assets of three franchisee-owned Ruth’s Chris Steak House restaurants located in Philadelphia, PA, King of Prussia, PA and Garden City, NY (the MBR Franchise Acquisition) for a cash purchase price of $18.6 million.  The acquisition was funded with debt through the Company’s senior credit facility.  The results of operations, financial position and cash flows of the MBR Franchise Acquisition are included in the Company’s consolidated financial statements as of the date of the acquisition.  For additional information, see Note 7.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended September 27, 2020 and September 29, 2019 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended September 27, 2020 and September 29, 2019 each contained thirteen weeks and are referred to herein as the third quarter of fiscal year 2020 and the third quarter of fiscal year 2019, respectively. Fiscal years 2020 and 2019 are both 52-week years.

COVID-19 Impact

In March 2020 the World Health Organization declared the novel coronavirus (COVID-19) a pandemic and the United States declared it a National Public Health Emergency, which has resulted in a significant reduction in revenue at the Company’s restaurants due to mandatory restaurant closures, capacity limitations, social distancing guidelines or other restrictions mandated by governments across the world, including federal, state and local governments in the United States.  As a result of these developments, the Company experienced a significant negative impact on its revenues, results of operations and cash flows.

In response to the business disruption caused by the COVID-19 outbreak, the Company has taken the following actions, which management expects will enable it to meet its obligations over the next twelve months.

Operating Initiatives.  Due to the government mandates regarding limiting or prohibiting in-restaurant dining due to COVID-19, the Company is leveraging its Ruth’s Anywhere program to enhance revenue in restaurants that have open dining rooms or in markets where take-out and delivery sales are sufficient to cover the costs of management staffing those locations. As of September 27, 2020, 72 of the 77 Company-owned and -managed restaurants were open, which included 71 restaurants offering limited capacity dining service and one restaurant offering to-go and delivery service only.  As of September 27, 2020, five Company-owned restaurants were temporarily closed.  Many of the franchisee-owned locations are experiencing similar disruptions to their business, and as a result, the Company waived franchise royalty requirements until their dining rooms were re-opened.  As of September 27, 2020, the dining rooms in 71 of the 72 franchisee-owned restaurants were open with capacity restricted dining rooms and one franchisee-owned restaurant was temporarily closed.

The Company has and expects to continue re-opening restaurants with the safety and wellbeing of its guests and team members as the top priority.  As such, the Company has taken several steps to ensure it complies with relevant requirements at state, city or local levels, which are changing on a regular basis.  These steps include:

•	an overall enhancement to its already robust sanitation and food safety standards;
•	requiring all restaurant team members to wear masks and gloves at all times, regularly wash their hands, and undergo health and wellness screenings, including temperature checks;
•	assigning a dedicated team member to clean restaurants at all times they are open; and
•	reconfiguring floor plans to accommodate social distancing.

The Company has also taken measures to ensure its guests feel comfortable during their dining experience.  For example,

•	dinner and wine menus are available via a Quick Response (QR) code for access on personal devices;
•	the Company is offering new personal side options in addition to its shareables;
•	the Company has created opportunities for private seating for small groups to experience personal Taste Maker wine dinners; and
•

for guests who would prefer to have Ruth’s at home, the Company added take-out and delivery options including online ordering, payment and curbside pickup, where available, which allow for a convenient and minimal contact experience.

These precautions and measures may change from time to time as local conditions and health mandates change, and it is also possible that as local conditions and/or applicable health mandates change, the Company may be required to re-close restaurants or otherwise limit its operations.

Capital and Expense Reductions.  The Company has suspended all new restaurant construction and non-essential capital expenditures.  The Company has also made significant reductions in ongoing operating expenses, including curtailing operations in restaurants where take-out and delivery is not viable and furloughing a significant number of team members in the field and in the Company’s Home Office.  In addition, the Company also implemented reductions of home office and field expenses.  The Company took measures to reduce payments to its landlords and vendors during the second and third quarters of fiscal year 2020 and is still in discussions with its landlords and vendors to reduce or defer its payments. With payments being delayed, landlords or vendors may terminate our leases and contracts or could take other actions that restrict the Company’s ability to access or reopen its stores in a timely manner.

Subsequent to the end of the third quarter of fiscal year 2020, the Compensation Committee of the Board of Directors approved a one-time repayment to the non-furloughed home office employees, which includes the CEO and the current named executive officers, equaling the amount by which their salaries had been reduced during the temporary reduction period implemented in response to COVID-19 in 2020.  The Board of Directors has chosen to forego payment of the cash retainer fees of non-employee members of the Board that were temporarily suspended from March 30, 2020 to August 3, 2020.

Dividends and Share Buybacks. The Company suspended the quarterly cash dividend, and there are no plans for share buybacks in the foreseeable future.

Balance Sheet.  In March 2020, the Company entered into a second amendment to its Credit Agreement, which increased the Company’s borrowing capacity to $150.0 million and relaxed the leverage covenant restrictions to 4.0 times Bank Adjusted EBITDA through the first quarter of 2021.  The Company borrowed the remaining available amount under the revolving credit facility as a precautionary measure in order to increase the Company’s cash position and preserve financial flexibility.  On May 7, 2020, the Company entered into a third amendment to its Credit Agreement which waived financial covenants until the first quarter of 2021, further relaxed the leverage covenant restrictions during the first and second quarters of 2021 and added a monthly liquidity covenant.  On May 18, 2020, the Company entered into a fourth amendment to its Credit Agreement which limits the amount by which the monthly liquidity covenant escalates due to net cash proceeds received from an equity offering.  See Note 5 for further information on recent Credit Agreement amendments.  During May 2020, the Company issued 6,454,838 shares of common stock for net proceeds of $49.6 million to further improve its liquidity.  The Company used $9.8 million of the proceeds from the issuance of its common stock to repay debt.  On October 26, 2020, the Company entered into a fifth amendment to its Credit Agreement which extended the term of the agreement to February 2023, adjusted the monthly liquidity covenant and reduced the revolving credit commitment to $120.0 million.

This is an unprecedented event in the Company’s history, and it is uncertain how the conditions surrounding COVID-19 will continue to change, including the timing of lifting any restrictions or closure requirements, when additional dining room capacity will re-open at greater capacity at Company-owned restaurants, what level of customer demand the Company will experience once the dining rooms are permitted to re-open, and whether there will be additional restaurant closures from state and local governments restricting restaurant operations. The Company’s operating results, financial position  and liquidity over the next twelve months will depend upon a series of factors, including the duration of restaurant shutdowns; the speed with which, and the extent to which, customers return to its restaurants; the Company’s success in obtaining rent and other payment concessions from landlords and vendors; and the Company’s ability to meet its Credit Agreement obligations.  If the Company’s business performance does not improve to a point where it can comply with its leverage ratio, fixed charge coverage ratio and capital expenditure covenants in 2021, the Company may need to seek an amendment to, or refinance, its Credit Agreement.  If the Company is able to successfully amend, extend or refinance its Credit Agreement, it may also be required to agree to additional covenants in connection with any future amendment, extension or refinancing of its Credit Agreement.

Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reporting of revenue and expenses during the periods presented to prepare these condensed consolidated financial statements in conformity with GAAP. Significant items subject to such estimates and assumptions include the carrying amounts of property and equipment, goodwill, franchise rights, operating lease right of use assets and obligations related to gift cards, income taxes, operating lease liabilities, incentive compensation, workers’ compensation and medical insurance. Actual results could differ from those estimates.

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

(2) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of September 27, 2020 and December 29, 2019 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

During the third fiscal quarter of fiscal year 2020, primarily due to the impacts of the COVID-19 pandemic and certain permanent restaurant closures, the Company determined that triggering events had occurred requiring an impairment evaluation of long-lived and inventory assets.  The Company recorded a $3.2 million net impairment loss related to long-lived assets at seven restaurants and a $60 thousand impairment related to inventory at three restaurants during the third quarter of fiscal year 2020.  The Company recorded a $3.9 million impairment loss related to long-lived assets at five restaurants and a $356 thousand impairment related to inventory at six restaurants during the second quarter of fiscal year 2020.  Additionally, during the first quarter of fiscal year 2020, the Company recorded a $5.6 million impairment loss related to long-lived assets at seven restaurants and a $3.1 million impairment loss related to territory rights.  The impairments of long-lived assets and territory rights were measured based on the amount by which the carrying amount of the assets exceeded fair value.  Fair value was estimated based on both the market and income approaches utilizing market participant assumptions reflecting all available information as of the balance sheet date.  The impairment losses are included in the loss on impairment caption in the accompanying condensed consolidated statement of operations.

The Company’s non-financial assets measured at fair value on a non-recurring basis as of September 27, 2020 were as follows (in thousands):

	Fair Value as of September 27, 2020	Significant Other Observable Inputs (Level 3)	Total Losses on Impairment
Long-lived assets	$1,707	$1,707	$3,213

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

Due to the impacts of the COVID-19 pandemic, the Company initiated negotiations with its landlords to modify its restaurant lease agreements.  During the second and third quarters of fiscal year 2020, the Company amended thirty leases and terminated eight leases.  Where applicable, the Company has elected to account for eligible lease concessions as if they were made under the enforceable rights included in the original agreement pursuant to the Staff Q&A.

As of September 27, 2020, all of the Company-owned Ruth’s Chris Steak House restaurants operated in leased premises, with the exception of the restaurant in Ft. Lauderdale, FL, which is an owned property, and the restaurants in Anaheim, CA, Lake Mary, FL, Princeton, NJ and South Barrington, IL, which operate on leased land.  The leases generally provide for minimum annual rental payments with scheduled minimum rent payment increases during the terms of the leases.  Certain leases also provide for rent deferral during the initial term, lease incentives in the form of tenant allowances to fund leasehold improvements, and/or contingent rent provisions based on the sales at the underlying restaurants.  Most of the Company’s restaurant leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The weighted average term and discount rate for operating leases is 13.4 years and 5.1%, respectively.

The components of lease expense are as follows (in thousands):

		13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	Classification	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Operating lease cost	Restaurant operating expenses and general and administrative costs	$6,695	$6,962	$21,177	$20,055
Variable lease cost	Restaurant operating expenses and general and administrative costs	2,063	2,417	6,733	7,770
Total lease cost		$8,758	$9,379	$27,910	$27,825

As of September 27, 2020, maturities of lease liabilities are summarized as follows (in thousands):

Operating Leases
2020, excluding first thirty-nine weeks ended September 27, 2020	$6,565
2021	26,585
2022	26,506
2023	24,620
2024	24,288
Thereafter	213,909
Total future minimum rental commitments	322,473
Imputed interest	(95,058)
$227,415

Supplemental cash flow information related to leases was as follows (in thousands):

	39 Weeks Ended	39 Weeks Ended
	September 27, 2020	September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,870	$19,688
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,207	$41,522

Additionally, the Company exited three executed leases for new Ruth’s Chris Steak House Restaurant locations during the first thirty-nine weeks of fiscal year 2020.  Four executed leases remain for new Ruth’s Chris Steak House Restaurant locations with undiscounted fixed payments over the initial term of $20.2 million.  These leases are expected to have an economic lease term of 20 years.  These leases will commence when the landlords make the property available to the Company for the new restaurant construction.  The Company will assess the reasonably certain lease term at the lease commencement date.

(4) Revenue

In the following tables, the Company’s revenue is disaggregated by major component for each category on the consolidated statements of operations (in thousands).

13 Weeks Ended September 27, 2020:	Domestic	International	Total Revenue
Restaurant sales	$58,594	$—	$58,594
Franchise income	3,032	479	3,511
Other operating income	1,318	—	1,318
Total revenue	$62,944	$479	$63,423

13 Weeks Ended September 29, 2019:	Domestic	International	Total Revenue
Restaurant sales	$97,226	$—	$97,226
Franchise income	3,267	661	3,928
Other operating income	1,855	—	1,855
Total revenue	$102,348	$661	$103,009

39 Weeks Ended September 27, 2020:	Domestic	International	Total Revenue
Restaurant sales	$188,611	$—	$188,611
Franchise income	6,786	1,308	8,094
Other operating income	3,671	—	3,671
Total revenue	$199,068	$1,308	$200,376

39 Weeks Ended September 29, 2019:	Domestic	International	Total Revenue
Restaurant sales	$314,229	$—	$314,229
Franchise income	10,803	2,104	12,907
Other operating income	5,857	—	5,857
Total revenue	$330,889	$2,104	$332,993

The following table provides information about receivables and deferred revenue liabilities from contracts with customers (in thousands).

	September 27,	December 29,
	2020	2019
Accounts receivable, less allowance for doubtful accounts 2020 - $201; 2019 - $241	$7,547	$19,615
Deferred revenue	$48,416	$52,856
Unearned franchise fees	$2,237	$2,489

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the first thirty-nine weeks of fiscal year 2020 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 29, 2019	$52,856	$2,489
Decreases in the beginning balance from gift card redemptions	(18,565)	—
Increases due to proceeds received, excluding amounts recognized during the period	14,206	—
Decreases due to recognition of franchise development and opening fees	—	(252)
Increases due to proceeds received for franchise development and opening fees	—	—
Other	(81)	—
Balance at September 27, 2020	$48,416	$2,237

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the first thirty-nine weeks of fiscal year 2019 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 30, 2018	$48,370	$2,680
Decreases in the beginning balance from gift card redemptions	(25,455)	—
Increases due to proceeds received, excluding amounts recognized during the period	17,020	—
Decreases due to recognition of franchise development and opening fees	725	(192)
Increases due to proceeds received for franchise development and opening fees	—	250
Other	339	—
Balance at September 29, 2019	$40,999	$2,738

(5) Long-term Debt

Long-term debt consists of the following (in thousands):

	September 27,	December 29,
	2020	2019
Senior Credit Facility:
Revolving credit facility	$135,200	$64,000
Less current maturities	—	—
	$135,200	$64,000

As of September 27, 2020, the Company had $135.2 million of outstanding indebtedness under its senior credit facility with approximately $1 thousand of borrowings available, net of outstanding letters of credit of approximately $4.8 million. As of September 27, 2020, the weighted average interest rate on the Company’s outstanding debt was 3.8% and the weighted average interest rate on its outstanding letters of credit was 2.9%.  In addition, the fee on the Company’s unused senior credit facility was 0.4%.

On February 2, 2017, the Company entered into a credit agreement with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility of $90.0 million with a $5.0 million subfacility for letters of credit and a $5.0 million subfacility for swingline loans.  The Credit Agreement has a maturity date of February 2, 2022.  At the Company’s option, revolving loans may bear interest at (i) LIBOR, plus an applicable margin or (ii) the highest of (a) the rate publicly announced by Wells Fargo as its prime rate, (b) the average published federal funds rate in effect on such day plus 0.50% and (c) one month LIBOR plus 1.00%, plus an applicable margin.  The applicable margin is based on the Company’s actual leverage ratio (“Consolidated Leverage Ratio”), ranging (a) from 1.50% to 2.25% above the applicable LIBOR rate or at the Company’s option, (b) from 0.50% to 1.25% above the applicable base rate.

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

On March 27, 2020, the Company entered into the “Second Amendment” which amended its Credit Agreement, as amended by the First Amendment, with certain direct and indirect subsidiaries of the Company as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other agents party thereto.  The Second Amendment, among other changes, increased the amount of the revolving credit facility to $150.0 million and relaxed the Consolidated Leverage Ratio restrictions to 4.0 times Bank Adjusted EBITDA through the first quarter of 2021.  The amounts of the letters of credit subfacility and swingline subfacility under the Second Amendment remain unchanged at $5.0 million each.

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

The Third Amendment requires that the Company meet minimum cash holding requirements (“Minimum Scheduled Cash”) through December 2020 in an amount equal to (a) 50% of the net cash proceeds of any equity issuances by the Company or any of its subsidiaries effected between May 1, 2020 and December 31, 2020 (excluding certain amounts required to be used to make prepayments on loans outstanding under the Credit Agreement) plus (b) the following amount for each month set forth below1:

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

On May 18, 2020, the Company entered into a Fourth Amendment to Credit Agreement (the “Fourth Amendment”) which amends its existing Credit Agreement, dated as of February 2, 2017, as amended by the First Amendment thereto, dated as of September 18, 2019, the Second Amendment thereto, dated as of March 27, 2020 and the Third Amendment thereto, dated as of May 7, 2020 (the “Existing Credit Agreement” and the Existing Credit Agreement as amended by the Fourth Amendment, the “Amended Credit Agreement”) with certain direct and indirect subsidiaries of the Company as guarantors (the “Guarantors”), Wells Fargo Bank, National Association, as administrative agent, and the lenders (the “Lenders”) and other agents party thereto. Like the Existing Credit Agreement, the Amended Credit Agreement provides for a $150.0 million revolving credit facility with a $5.0 million subfacility of letters of credit and a $5.0 million subfacility for swingline loans.

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

Subsequent to the end of the third quarter of fiscal year 2020, on October 26, 2020, the Company entered into a Fifth Amendment to Credit Agreement (the “Fifth Amendment”) which amends its existing Credit Agreement, dated as of February 2, 2017, as amended by the First Amendment thereto, dated as of September 18, 2019, the Second Amendment thereto, dated as of March 27, 2020, the Third Amendment thereto, dated as of May 7, 2020, and the Fourth Amendment thereto, dated as of May 18, 2020, with certain direct and indirect subsidiaries of the Company as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other agents party thereto.

The Fifth Amendment extended the term of the agreement by one year to February 2, 2023, reduced the revolving credit facility to $120.0 million, adjusted the monthly liquidity covenant, added a provision to allow for non-maintenance capital expenditures based on quarterly EBITDA performance and added provisions to the Amended Credit Agreement to address the contemplated phase out of LIBOR.  Like the existing credit facility, the amended credit facility has a $5.0 million subfacility of letters of credit and a $5.0 million subfacility for swingline loans.  The Fifth Amendment did not change the Consolidated Leverage Ratio and Fixed Coverage Charge Ratio requirements.  The Consolidated Leverage Ratio and Fixed Coverage Charge Ratio requirements from the Third Amendment remain in effect through February 2, 2023.

The Fifth Amendment requires the Company and the Guarantors to meet minimum aggregate cash holding requirements through March 2021 in an amount equal to the following amount for each month set forth below:

October 2020	$44,000,000
November 2020	$44,000,000
December 2020	$53,000,000
January 2021	$55,000,000
February 2021	$56,000,000
March 2021	$58,000,000

The Fifth Amendment also removes the requirement that the Company use 50% of the aggregate net cash proceeds from equity issuances after May 7, 2020 in excess of $30.0 million to repay loans outstanding until the Company could demonstrate compliance with certain financial covenants.

The Fifth Amendment now allows for non-maintenance capital expenditures when the Leverage Ratio is 2.50 to 1.0 or greater with 75% of consolidated EBITDA earned during a fiscal quarter in excess of $7.5 million (“Excess EBITDA”).  The Company and its subsidiaries may make non-maintenance capital expenditures with Excess EBITDA at any time after such Excess EBITDA is earned until the Leverage Ratio has been reduced to less than 2.50 to 1.0.  The Existing Credit Agreement had prohibited all non-maintenance capital expenditures when the Leverage Ratio was 2.50 to 1.0 or greater.   Like the Existing Credit Agreement, the Fifth Amendment provides that the Company and its subsidiaries may make capital expenditures in any fiscal year in an amount equal to 75% of consolidated EBITDA for the immediately preceding fiscal year when the Leverage Ratio is equal to or greater than 1.50 to 1.0 but less than 2.50 to 1.0.  When the Leverage Ratio is less than 1.50 to 1.0, the Company and its subsidiaries may make capital expenditures in an unlimited amount.

(6) Shareholders’ Equity

In October 2019, the Company’s Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time.  The new share repurchase program replaces the previous share repurchase program announced in October 2017, which has been terminated.  During the first thirty-nine weeks of fiscal year 2020, 902,000 shares were repurchased at an aggregate cost of $13.2 million, or an average cost of $14.66 per share.  As of September 27, 2020, $41.6 million remained available for future purchases under the share repurchase program.

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

As a result of the impacts to our business arising from the COVID-19 pandemic, the Company has suspended its share repurchase program and dividend payments.  The recent amendments to the Company’s revolving credit facility currently prohibit the payment of dividends and share repurchases until our leverage ratio is less than 2.5 times Bank Adjusted EBITDA. Outstanding unvested restricted stock is not included in common stock outstanding amounts. Restricted stock awards outstanding as of September 27, 2020 aggregated 588,830 shares.  Restricted stock units outstanding as of September 27, 2020 aggregated 54,550 shares.

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

The goodwill for the MBR Franchise Acquisition is all deductible for federal income tax purposes.  Goodwill was measured as the excess of the consideration transferred over the net of the amounts assigned to identifiable assets acquired and the liabilities assumed as of the acquisition date, and includes the economic value of expected future cash flows not assigned to identifiable assets, efficiencies from combining the operations of the acquired restaurants with other Company-owned restaurants and an assembled workforce.  The goodwill for the MBR Franchise Acquisition, which is included with the goodwill for the reporting unit identified as the steakhouse operating segment, will be reviewed for potential impairment annually or more frequently if triggering events are detected.  The determination of the acquisition date fair value of the franchise and territory rights was based on a multi-period excess earnings approach and involved projected after-royalty future earnings discounted using a market discount rate, from which a contributory asset charge for net working capital, property and equipment and assembled workforce was subtracted.  The reacquired franchise rights will be amortized over a weighted average term of 5.7 years, which reflects the remaining terms of the related franchise agreements, not including renewal options.  The reacquired territory rights, which were valued at $3.3 million on the acquisition date, were impaired during the fiscal quarter ended March 29, 2020. Property and equipment will be depreciated over a period of two to twenty years.

(8) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment. The Company does not rely on any major customers as a source of revenue. The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of September 27, 2020, (i) the Company-owned steakhouse restaurant segment included 74 Ruth’s Chris Steak House restaurants and three Ruth’s Chris Steak House restaurants operating under contractual agreements and (ii) the franchise operations segment included 72 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the Company-owned steakhouse segment for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment.

Segment information related to the Company’s two reportable business segments follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
Revenues:
Company-owned steakhouse restaurants	$59,447	$98,475	$190,664	$317,738
Franchise operations	3,511	3,928	8,094	12,907
Unallocated other revenue and revenue discounts	465	606	1,618	2,348
Total revenues	$63,423	$103,009	$200,376	$332,993

Segment profits:
Company-owned steakhouse restaurants	$8,671	$18,442	$18,877	$72,076
Franchise operations	3,511	3,928	8,094	12,907
Total segment profit	12,182	22,370	26,971	84,983

Unallocated operating income	465	606	1,618	2,348
Marketing and advertising expenses	(889)	(3,174)	(5,285)	(10,925)
General and administrative costs	(7,572)	(8,335)	(22,668)	(26,016)
Depreciation and amortization expenses	(5,316)	(5,361)	(16,660)	(15,453)
Pre-opening costs	(403)	(535)	(1,185)	(876)
Gain (loss) on lease modifications	(310)	—	178	—
Loss on impairment	(3,272)	—	(16,253)	—
Interest expense, net	(1,422)	(638)	(3,341)	(1,460)
Other income	(48)	18	(12)	33
Income (loss) before income tax expense	$(6,585)	$4,951	$(36,637)	$32,634

Capital expenditures:
Company-owned steakhouse restaurants	$735	$8,495	$8,687	$18,186
Corporate assets	70	413	320	1,678
Total capital expenditures	$805	$8,908	$9,007	$19,864

	September 27,	December 29,
	2020	2019
Total assets:
Company-owned steakhouse restaurants	$424,405	$471,756
Franchise operations	1,776	2,435
Corporate assets - unallocated	118,196	17,756
Deferred income taxes - unallocated	8,130	4,929
Total assets	$552,507	$496,876

(9) Stock-Based Employee Compensation

On May 15, 2018, the Company’s stockholders approved a new 2018 Omnibus Incentive Plan (2018 Plan) which replaced the Amended and Restated 2005 Equity Incentive Plan (2005 Plan), which expired on May 30, 2018.  The 2018 Plan authorizes 2.5 million shares reserved for future grants.  Awards that were previously awarded under the 2005 Plan that are forfeited or cancelled in the future will be made available for grant or issuance under the 2018 Plan.  The 1,649,394 shares that were authorized but unissued under the 2005 Plan as of May 15, 2018 were cancelled.  As of September 27, 2020, there were no shares of common stock issuable upon exercise of currently outstanding options, and 185,487 currently outstanding unvested restricted stock awards under the 2005 Plan.  As of September 27, 2020, there were 403,343 currently outstanding unvested restricted stock awards and 54,550 restricted stock units under the 2018 Plan.  As of September 27, 2020, the 2018 Plan has 2,313,127 shares available for future grants. During the first thirty-nine weeks of fiscal year 2020, the Company issued 213,249 restricted stock awards and units to directors, officers and other employees of the Company. Of the 213,249 restricted stock awards and units issued during the first thirty-nine weeks of fiscal year 2020, 50,419 shares will vest in fiscal year 2021, 99,040 shares will vest in fiscal year 2022, 55,426 shares will vest in fiscal year 2023 and 8,364 shares will vest in fiscal year 2025.  Total stock compensation expense recognized during the first thirty-nine weeks of fiscal years 2020 and 2019 was $6.8 million and $6.1 million, respectively. On July 9, 2020, the Company entered into a Retirement, Transition and Release of Claims Agreement with Michael O’Donnell, the Company’s Executive Chairman.  As a result, all unvested restricted stock awards granted to Mr. O’Donnell during his tenure (100,601 shares) vested during the third quarter of fiscal year 2020.  The Company recognized $1.3 million of additional stock compensation expense during its third quarter of fiscal year 2020 related to the vesting of Mr. O’Donnell’s 100,601 restricted stock awards.

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

Income tax expense (benefit) differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:
	39 Weeks Ended
	September 27,	September 29,
	2020	2019
Income tax expense (benefit) at statutory rates	(21.0%)	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	(3.3%)	4.0%
Federal employment tax credits	(7.8%)	(9.6%)
Non-deductible executive compensation	2.6%	2.1%
Stock-based compensation	1.2%	(1.2%)
Other	1.2%	(1.3%)
Effective tax rate	(27.1%)	15.0%

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

Reflected in the Other line in the effective tax rate schedule above for the quarter ended September 27, 2020 is a tax benefit of $2.0 million related to the carryback of federal NOLs under the CARES Act, and a tax expense of $2.3 million related to changes in valuation allowances against deferred tax assets for certain state NOL carryforwards.

(11) Earnings Per Share

The following table sets forth the computation of earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
Net income (loss)	$(5,301)	$4,528	$(26,717)	$27,748
Shares:
Weighted average number of common shares outstanding - basic	34,240,318	28,951,612	30,826,304	29,159,922
Weighted average number of common shares outstanding - diluted	34,240,318	29,191,076	30,826,304	29,563,396

Basic earnings (loss) per common share	$(0.15)	$0.16	$(0.87)	$0.95

Diluted earnings (loss) per common share	$(0.15)	$0.16	$(0.87)	$0.94

Diluted earnings per share for the third quarter of fiscal years 2020 and 2019 excludes restricted shares of 525,953 and 44,565, respectively, which were outstanding during the period but were anti-dilutive and had no exercise price.  Diluted earnings per share for the first thirty-nine weeks of fiscal year 2020 and 2019 excludes restricted shares of 333,961 and 28,011, respectively, which were outstanding during the period but were anti-dilutive and had no exercise price.

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

On February 26, 2018, a former restaurant hourly employee filed a class action lawsuit in the Superior Court of the State of California for the County of Riverside, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to pay minimum wages, pay overtime wages, permit required meal and rest breaks, and provide accurate wage statements, among other claims.  On September 2, 2020, the class action lawsuit was amended to include two additional proposed class representatives.  This lawsuit seeks unspecified penalties under the California’s Private Attorney’s General Act in addition to other monetary payments (Quiroz Guerrero, et al. v. Ruth’s Hospitality Group, Inc., et al.; Case No RIC1804127).  Although the ultimate outcome of this matter, including any possible loss, cannot be predicted or reasonably estimated at this time, we have vigorously defended this matter and intend to continue doing so.

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

Our suppliers could be adversely impacted by the COVID-19 outbreak. If our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face shortages of food items or other supplies at our restaurants, and our operations and sales could be adversely impacted by such supply interruptions.  We did not pay or delayed rent payments to many of our landlords during the second and third quarters of fiscal year 2020.  We have had discussions with our landlords to reduce or defer our rent payments. With some rent payments being delayed, landlords may terminate our leases or could take other actions that restrict our ability to access or reopen our stores in a timely manner.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely result,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek”, “should,” “target,” “would” and other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals, including with respect to restaurant openings and acquisitions or closures, capital expenditures, strategy, financial outlook, cash-burn rate, our effective tax rate, and the impact of healthcare inflation and recent accounting pronouncements, also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: the negative impact the COVID-19 pandemic has had and will continue to have on our business, financial condition and results of operations; reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to income taxes, unclaimed property, Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; political conditions, civil unrest or other developments and risks in the markets where the Company’s restaurants are located; harmful actions taken by the Company’s franchisees; the inability to successfully integrate franchisee acquisitions into the Company’s business operations; economic, regulatory and other limitations on the Company’s ability to pursue new restaurant openings and other organic growth opportunities; a material failure, interruption or security breach of the Company’s information technology network; the Company’s indemnification obligations in connection with its sale of the Mitchell’s Restaurants; the Company’s ability to protect its name and logo and other proprietary information; an impairment in the financial statement carrying value of our goodwill, other intangible assets or property; gains or losses on lease modifications; the impact of litigation; the restrictions imposed by the Company’s credit agreement; changes in, or the suspension or discontinuation of, the Company’s quarterly cash dividend payments or share repurchase program; and the inability to secure additional financing on terms acceptable to the Company. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Part II Item1A of this Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have not occurred.

Recent Developments

In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency which has resulted in a significant reduction in revenue at our restaurants due to mandatory restaurant closures, capacity limitations, social distancing guidelines or other containment methods to slow the transmission of the virus that have been mandated by jurisdictions across the world, including federal, state and local governments throughout the United States.  As a result of these developments, we experienced a significant negative impact on our revenues, results of operations and cash flows.

As previously reported, Company operated restaurants were closed in all domestic U.S. locations in April, and the Company transitioned its services to take-out and delivery operations where feasible (56 locations).  As of September 27, 2020, 72 of the 77 Company-owned and -managed restaurants were open, which included 71 restaurants offering limited capacity dining service and one restaurant offering to-go and delivery service only.  As of September 27, 2020, five Company-owned restaurants were temporarily closed.  Many of our franchise locations experienced similar disruptions to their business, and as a result, we waived franchise royalty requirements until their dining rooms re-opened.  This is an unprecedented event in our Company’s history and we cannot predict how the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or closure requirements, when our dining rooms will reopen, whether our dining rooms will be required to re-close and what level of customer demand we will experience once our dining rooms are permitted to re-open.

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

-	The Company has and expects to continue re-opening restaurants with the safety and wellbeing of its guests and team members as the top priority.
-	We suspended all new restaurant construction and non-essential capital expenditures, which are expected to lower annual capital expenditures by over $35 million.
-

We made significant reductions in ongoing operating expenses, including curtailing operations in restaurants where take-out and delivery is not viable and furloughing a significant number of team members in the field and in the Company’s Home Office.  In addition, we implemented pay reductions for all remaining Home Office and field employees which were reinstated during the third quarter of fiscal year 2020.

-	We have been in discussions with our landlords to reduce or defer our rent payments.
-	We suspended the quarterly cash dividend and have no plans for share buybacks in the foreseeable future.
-

In March, we entered into a Second Amendment to our Credit Agreement, which increased our borrowing capacity to $150.0 million and relaxed the leverage covenant restrictions to 4.0 times Bank Adjusted EBITDA through the first quarter of 2021.  We borrowed the remaining available amount under the revolving credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility.  On May 7, 2020, we entered into a Third Amendment to our Credit Agreement, which waived financial covenants until the first quarter of 2021, further relaxed the leverage covenant restrictions during the first and second quarters of 2021 and added a monthly liquidity covenant.  On May 18, 2020 we entered into a fourth amendment to its Credit Agreement, which limits the amount by which the monthly liquidity covenant escalates from the net cash proceeds of an equity offering.  On October 26, 2020, the Company entered into a fifth amendment to its Credit Agreement which extended the term of the agreement by one year to February 2023, adjusted the monthly liquidity covenant and reduced the revolving credit commitment to $120.0 million.

-

We completed a common stock offering in May, which resulted in approximately $49.6 million of net proceeds, net of underwriting discounts and commissions.  The Company used $9.8 million to pay down debt.

-	The Company permanently closed nine Company-owned restaurants and terminated leases at three of the seven locations that were under construction.

As of September 27, 2020, we had approximately $103.1 million of cash on hand, $135.2 million of borrowings under the revolving credit facility and $4.8 million of outstanding letters of credit.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us,” “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries.

Overview

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of

September 27, 2020, there were 149 Ruth’s Chris Steak House restaurants, including 74 Company-owned restaurants, three restaurants operating under contractual agreements and 72 franchisee-owned restaurants. During the second and third fiscal quarters of 2020, nine Company-owned restaurants were permanently closed.

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

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
Revenues:
Restaurant sales	92.4%	94.4%	94.1%	94.4%
Franchise income	5.5%	3.8%	4.0%	3.9%
Other operating income	2.1%	1.8%	1.9%	1.7%
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	27.1%	29.6%	28.9%	28.5%
Restaurant operating expenses (percentage of restaurant sales)	59.5%	52.7%	62.2%	49.6%
Marketing and advertising	1.4%	3.1%	2.6%	3.3%
General and administrative costs	11.9%	8.1%	11.3%	7.8%
Depreciation and amortization expenses	8.4%	5.2%	8.3%	4.6%
Pre-opening costs	0.6%	0.5%	0.6%	0.3%
Gain (loss) on lease modifications	0.5%	—	(0.1%)	—
Loss on impairment	5.2%	—	8.1%	—
Total costs and expenses	108.1%	94.6%	116.6%	89.8%
Operating income (loss)	(8.1%)	5.4%	(16.6%)	10.2%

Other income (expense):
Interest expense, net	(2.2%)	(0.6%)	(1.7%)	(0.4%)
Other	(0.1%)	0.0%	(0.0%)	0.0%
Income (loss) before income taxes	(10.4%)	4.8%	(18.3%)	9.8%
Income tax expense (benefit)	(2.0%)	0.4%	(5.0%)	1.5%
Net income (loss)	(8.4%)	4.4%	(13.3%)	8.3%

Third Quarter Ended September 27, 2020 (13 Weeks) Compared to Third Quarter Ended September 29, 2019 (13 Weeks)

Overview. Operating income (loss) decreased by $10.7 million to a loss of $5.1 million for the third quarter of fiscal year 2020 from the third quarter of fiscal year 2019. Operating loss for the third quarter of fiscal year 2020 was unfavorably impacted by a $38.6 million decrease in restaurant sales and a $3.3 million loss on impairment which was partially offset by a $16.3 million decrease in operating expenses, a $12.9 million decrease in food and beverage costs and a $2.3 million decrease in marketing and advertising expenses. Net income (loss) decreased from the third quarter of fiscal year 2019 by $9.8 million to a loss of $5.3 million.

Segment Profits. Segment profitability information is presented in Note 8 to the condensed consolidated financial statements. Segment profit for the third quarter of fiscal year 2020 for the Company-owned steakhouse restaurant segment decreased by $9.8 million to a $8.7 million profit compared to the third quarter of fiscal year 2019. The decrease was driven primarily by a $39.0 million decrease in revenues offset by a $16.3 million dollar decrease in restaurant operating expenses and a $12.9 million decrease in food and beverage costs.  Franchise income decreased $417 thousand in the third quarter of fiscal year 2020 compared to the third quarter of fiscal year 2019.

Restaurant Sales.  Restaurant sales decreased by $38.6 million, or 39.7%, to $58.6 million in the third quarter of fiscal year 2020 from the third quarter of fiscal year 2019.  Company-owned comparable restaurant sales decreased by 36.7%, which consisted of a 29.7% decrease in traffic and an average check decrease of 9.9%.  At the end of the third quarter 68 Company-owned Ruth’s Chris Steak House restaurants were in operation offering limited capacity dining room service, one Company-owned restaurant was offering to-go and delivery service only and five Company-owned restaurants were temporarily closed.

Franchise Income. Franchise income in the third quarter of fiscal year 2020 decreased by $417 thousand compared to the third quarter of fiscal year 2019.  The reduction in franchise income was due to a decrease in sales from franchise operations.

Other Operating Income. Other operating income decreased by $537 thousand in the third quarter of fiscal year 2020 compared to the third quarter of fiscal year 2019.  The decrease in other operating income was primarily due to a decrease in restaurant traffic.

Food and Beverage Costs. Food and beverage costs decreased by $12.9 million to $15.9 million in the third quarter of fiscal year 2020 compared to the third quarter of fiscal year 2019 primarily due to decreased restaurant sales. As a percentage of restaurant sales, food and beverage costs decreased to 27.1% in the third quarter of fiscal year 2020 from 29.6% in the third quarter of fiscal year 2019, primarily driven by a 12.0% decrease in beef costs.

Restaurant Operating Expenses. Restaurant operating expenses decreased by $16.3 million, or 31.9%, to $34.9 million in the third quarter of fiscal year 2020 from the third quarter of fiscal year 2019.  Restaurant operating expenses, as a percentage of restaurant sales, increased to 59.5% in the third quarter of fiscal year 2020 from 52.7% in the third quarter of fiscal year 2019.  The increase in restaurant operating expenses as a percentage of restaurant sales was primarily due to sales deleveraging as a result of limited restaurant operations caused by COVID-19.

Marketing and Advertising. Marketing and advertising expenses decreased by $2.3 million to $889 thousand, in the third quarter of fiscal year 2020 from the third quarter of fiscal year 2019. The decrease in marketing and advertising expenses in the third quarter of fiscal year 2020 was attributable to a reduction in spending in response to the COVID-19 pandemic in an effort to align promotional spend with the anticipated level of operations.

General and Administrative Costs. General and administrative costs decreased by $763 thousand to $7.6 million in the third quarter of fiscal year 2020 from the third quarter of fiscal year 2019. The decrease in general and administrative costs was primarily attributable to a $403 thousand decrease in compensation related expenses.  As a percentage of revenue, general and administrative costs increased from 8.1% in the third quarter of fiscal year 2019 to 11.9% in the third quarter of fiscal year 2020 primarily due to sales deleveraging as a result of limited restaurant operations caused by COVID-19.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased by $45 thousand to $5.3 million in the third quarter of fiscal year 2020 from the third quarter of fiscal year 2019.

Pre-opening Costs. Pre-opening costs were $403 thousand in the third quarter of fiscal year 2020 primarily due to the recognition of rent expense at four unopened Ruth’s Chris Steak House restaurants where the Company took possession of the facilities.  Pre-opening costs were $535 thousand in the third quarter of 2019 primarily due to three Ruth’s Chris Steak House restaurants in Washington D.C., Somerville, MA and Columbus, OH.

Loss on Lease Modifications. During the third quarter of fiscal year 2020, the Company recorded a $310 thousand loss primarily due to the write off of capitalized expenses incurred related to the termination of a lease related to a planned Ruth’s Chris Steak House restaurant.

Loss on Impairment. During the third quarter of fiscal year 2020 the Company recorded a $3.3 million impairment loss consisting of a $3.2 million impairment of long-lived assets and a $60 thousand impairment of inventory as described further in Note 2 to the condensed consolidated financial statements.

Interest Expense. Interest expense increased $784 thousand to $1.4 million in the third quarter of fiscal year 2020 compared to $638 thousand in the third quarter of fiscal year 2019.  The increase primarily relates to a higher average debt balance during the third quarter of fiscal year 2020 compared to the third quarter of fiscal year 2019.

Other Income and Expense. During the third quarter of fiscal year 2020, we recognized other expense of $48 thousand.  During the third quarter of fiscal year 2019, we recognized other income of $18 thousand.

Income Tax Expense (Benefit). During the third quarter of fiscal year 2020, we recognized an income tax benefit of $1.3 million. During the third quarter of fiscal year 2019, we recognized income tax expense of $423 thousand. The effective tax rate, including the impact of discrete items, increased to a 19.5% benefit for the third quarter of fiscal year 2020 compared to an 8.5% expense for the third quarter of fiscal year 2019, primarily due to the generation of a pretax loss.  Fiscal year 2020 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2020 to differ from the effective tax rate for the third quarter of fiscal year 2020.

Net Loss. Net loss was $5.3 million in the third quarter of fiscal year 2020, which reflected a decrease of $9.8 million compared to net income of $4.5 million in the third quarter of fiscal year 2019. The decrease was attributable to the factors noted above.

Thirty-nine Weeks Ended September 27, 2020 Compared to Thirty-nine Weeks Ended September 29, 2019

Overview. Operating income (loss) decreased by $67.3 million to a loss of $33.3 million for the first thirty-nine weeks of fiscal year 2020 from the first thirty-nine weeks of fiscal year 2019. Operating income for the first thirty-nine weeks of fiscal year 2020 was unfavorably impacted by a $125.6 million decrease in restaurant sales, a $16.3 million loss on impairment, a $4.8 million decrease in franchise income, a $2.2 million decrease in other operating income and a $1.2 million increase in depreciation and amortization, which was partially offset by a $38.8 million decrease in operating expenses, a $35.1 million decrease in food and beverage costs, a $5.6 million decrease in marketing and advertising expenses, a $3.3 million decrease in general and administrative expenses and a $178 thousand gain on lease terminations. Net income (loss) decreased from the first thirty-nine weeks of fiscal year 2019 by $54.5 million to a loss of $27.1 million.

Segment Profits. Segment profitability information is presented in Note 8 to the condensed consolidated financial statements. Segment profits for the first thirty-nine weeks of fiscal year 2020 for the Company-owned steakhouse restaurant segment decreased by $53.2 million to an $18.9 million profit as compared to the first thirty-nine weeks of fiscal year 2019. The decrease was driven primarily by a $127.1 million decrease in revenues offset by a $38.8 million dollar decrease in restaurant operating expenses and a $35.1 million decrease in food and beverage costs.  Franchise income decreased $4.8 million in the first thirty-nine weeks of fiscal year 2020 compared to the first thirty-nine weeks of fiscal year 2019.

Restaurant Sales.  Restaurant sales decreased by $125.6 million, or 40.0%, to $188.6 million in the first thirty-nine weeks of fiscal year 2020 from the first thirty-nine weeks of fiscal year 2019.  Company-owned comparable restaurant sales decreased by 40.4% which consisted of a 36.6% decrease in traffic and an average check decrease of 5.9%.

Franchise Income. Franchise income in the first thirty-nine weeks of fiscal year 2020 decreased $4.8 million compared to the first thirty-nine weeks of fiscal year 2019.  The reduction in franchise income was due to a decrease in sales from franchise operations and the forgiveness of royalties during dining room closures caused by the COVID-19 pandemic.

Other Operating Income. Other operating income decreased $2.2 million in the first thirty-nine weeks of fiscal year 2020 compared to the first thirty-nine weeks of fiscal year 2019.  The decrease in other operating income was primarily due to a $731 thousand decrease in breakage income resulting from a reduction in gift card redemptions, a $850 thousand decrease in other operating income generated at restaurants and a $606 thousand decrease in income from restaurants operating under contractual agreements, which were similarly impacted by the COVID-19 pandemic compared to the first thirty-nine weeks of fiscal year 2019.

Food and Beverage Costs. Food and beverage costs decreased $35.1 million in the first thirty-nine weeks of fiscal year 2020 compared to the first thirty-nine weeks of fiscal year 2019 to $54.6 million.  As a percentage of restaurant sales, food and beverage costs increased to 28.9% in the first thirty-nine weeks of fiscal year 2020 from 28.5% in the first thirty-nine weeks of fiscal year 2019 primarily driven by an increase in seafood costs.

Restaurant Operating Expenses. Restaurant operating expenses decreased $38.8 million, or 24.8%, to $117.2 million in the first thirty-nine weeks of fiscal year 2020 from the first thirty-nine weeks of fiscal year 2019.  Restaurant operating expenses, as a percentage of restaurant sales, increased to 62.2% in the first thirty-nine weeks of fiscal year 2020 from 49.7% in the first thirty-nine weeks of fiscal year 2019.  The increase in restaurant operating expenses as a percentage of restaurant sales was primarily due to sales deleveraging as a result of limited restaurant operations caused by COVID-19.

Marketing and Advertising. Marketing and advertising expenses decreased $5.6 million to $5.3 million, in the first thirty-nine weeks of fiscal year 2020 from the first thirty-nine weeks of fiscal year 2019. The decrease in marketing and advertising expenses in the first thirty-nine weeks of fiscal year 2020 was attributable to a reduction in spending during the second and third quarters in response to the COVID-19 pandemic in an effort to align promotional spend with the anticipated level of operations.

General and Administrative Costs. General and administrative costs decreased $3.3 million to $22.7 million in the first thirty-nine weeks of fiscal year 2020 from the first thirty-nine weeks of fiscal year 2019. The decrease in general and administrative costs was primarily attributable to a $2.9 million decrease in compensation related expenses and a $874 thousand decrease in travel.  As a percentage of revenue, general and administrative costs increased from 7.8% in the first thirty-nine weeks of fiscal year 2019 to 11.3% in the first thirty-nine weeks of fiscal year 2020 primarily due to sales deleveraging as a result of limited restaurant operations caused by COVID-19.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $1.2 million to $16.7 million in the first thirty-nine weeks of fiscal year 2020 from the first thirty-nine weeks of fiscal year 2019 primarily due to depreciation on new restaurant and remodel assets placed in service within the last twelve months.

Pre-opening Costs. Pre-opening costs were $1.2 million in the first thirty-nine weeks of fiscal year 2020 primarily due to the recognition of rent expense at four Ruth’s Chris Steak House restaurants where the Company took possession of the facilities and the opening of the Ruth’s Chris Steak House restaurant in Washington D.C. in the first quarter of fiscal year 2020.  Pre-opening costs were $876 thousand in the third quarter of 2019 primarily due to the planned openings of the Ruth’s Chris Steak House restaurants in Washington D.C., Somerville, MA and Columbus, OH and the opening of the Reno, NV Ruth’s Chris Steak House restaurant.

Gain on Lease Modifications. During the first thirty-nine weeks of fiscal year 2020, the Company recorded a $178 thousand gain on lease modification primarily related a gain on the modification of a lease of $663 thousand, partially offset by the write off of capitalized expenses incurred related to the termination of a lease on a planned Ruth’s Chris Steak House restaurant of $422 thousand.

Loss on Impairment. During the first thirty-nine weeks of fiscal year 2020, the Company recorded a $16.3 million impairment loss consisting of a $12.7 million impairment of long-lived assets, a $3.1 million impairment of territory rights and a $416 thousand impairment of inventory as described further in Note 2 to the condensed consolidated financial statements.

Interest Expense. Interest expense increased $1.9 million to $3.3 million in the first thirty-nine weeks of fiscal year 2020 compared to $1.5 million in the first thirty-nine weeks of fiscal year 2019.  The increase primarily relates to a higher average debt balance during the first thirty-nine weeks of fiscal year 2020 compared to the first thirty-nine weeks of fiscal year 2019.

Other Income and Expense. During the first thirty-nine weeks of fiscal year 2020, we recognized other expense of $12 thousand.  During the first thirty-nine weeks of fiscal year 2019 we recognized other income of $33 thousand.

Income Tax Expense (Benefit). During the first thirty-nine weeks of fiscal year 2020, we recognized an income tax benefit of $9.9 million. During the first thirty-nine weeks of fiscal year 2019, we recognized income tax expense of $4.9 million. The effective tax rate, including the impact of discrete items, increased to a 27.1% benefit for the first thirty-nine weeks of fiscal year 2020 compared to 15.0% for the first thirty-nine weeks of fiscal year 2019 primarily due to the generation of a pretax loss.  Fiscal year 2020 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2020 to differ from the effective tax rate for the first thirty-nine weeks of fiscal year 2020.

Net Loss. Net loss was $26.7 million in the first thirty-nine weeks of fiscal year 2020, which reflected a decrease of $54.5 million compared to net income of $27.7 million in the first thirty-nine weeks of fiscal year 2019. The decrease was attributable to the factors noted above.

Liquidity and Capital Resources

Overview

During the first thirty-nine weeks of fiscal year 2020 our principal sources of cash flow were provided by borrowings from our senior credit facility, our sale of common stock and results of operations.  During the first thirty-nine weeks of fiscal year 2020 our principal uses of cash flow were repayment of long-term debt, the repurchase of common stock, capital expenditures and dividend payments.

In order to improve our liquidity position, we have fully drawn the $140 million capacity of our revolving credit facility.  We also sold shares of common stock in May, that resulted in a $49.6 net million cash inflow.  Additionally, we are proactively taking steps to increase available cash including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures, suspending dividends and share repurchases, and utilizing funds available under our existing revolving credit facility.

During the fourth quarter of fiscal year 2019 our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $60 million of outstanding common stock from time to time.  During the first thirty-nine weeks of fiscal year 2020 and prior to the World Health Organization’s declaration of the COVID-19 pandemic we repurchased 902,000 shares at an aggregate cost of $13.2 million or an average cost of $14.66 per share.  All repurchased shares were retired and cancelled.

We did not pay a dividend during the third quarter of fiscal year 2020. As a result of the impacts to our business arising from the COVID-19 pandemic, share purchases and dividend payments have been indefinitely suspended.

Senior Credit Facility

As of September 27, 2020, we had $135.2 million of outstanding indebtedness under our senior credit facility and approximately $4.8 million of outstanding letters of credit. As of September 27, 2020, the weighted average interest rate on our outstanding debt was 3.8% and the weighted average interest rate on our outstanding letters of credit was 2.9%.  In addition, the fee on the unused portion of our senior credit facility was 0.4%.

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

On March 27, 2020, the Company entered into the “Second Amendment” which amended its Credit Agreement, as amended by the First Amendment, with certain direct and indirect subsidiaries of the Company as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other agents party thereto.  The Second Amendment, among other changes, increased the amount of the revolving credit facility to $150.0 million and relaxed the Consolidated Leverage Ratio restrictions to 4.0 times Bank Adjusted EBITDA through the first quarter of 2021.  The amounts of the letters of credit subfacility and swingline subfacility under the Second Amendment remain unchanged at $5.0 million each.

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

On May 18, 2020, the Company entered into a Fourth Amendment to Credit Agreement (the “Fourth Amendment”) which amends its existing Credit Agreement, dated as of February 2, 2017, as amended by the First Amendment thereto, dated as of September 18, 2019, the Second Amendment thereto, dated as of March 27, 2020 and the Third Amendment thereto, dated as of May 7, 2020 (the “Existing Credit Agreement” and the Existing Credit Agreement as amended by the Fourth Amendment, the “Amended Credit Agreement”) with certain direct and indirect subsidiaries of the Company as guarantors (the “Guarantors”), Wells Fargo Bank, National Association, as administrative agent, and the lenders (the “Lenders”) and other agents party thereto. Like the Existing Credit Agreement, the Amended Credit Agreement provides for a $150.0 million revolving credit facility with a $5.0 million subfacility of letters of credit and a $5.0 million subfacility for swingline loans.

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

Subsequent to the end of the third quarter of fiscal year 2020, on October 26, 2020, the Company entered into a Fifth Amendment to Credit Agreement (the “Fifth Amendment”) which amends its existing Credit Agreement, dated as of February 2, 2017, as amended by the First Amendment thereto, dated as of September 18, 2019, the Second Amendment thereto, dated as of March 27, 2020, the Third Amendment thereto, dated as of May 7, 2020, and the Fourth Amendment thereto, dated as of May 18, 2020, with certain direct and indirect subsidiaries of the Company as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other agents party thereto.

The Fifth Amendment extended the term of the agreement by one year to February 2, 2023, reduced the revolving credit facility to $120.0 million, adjusted the monthly liquidity covenant, added a provision to allow for non-maintenance capital expenditures based on quarterly EBITDA performance and added provisions to the Amended Credit Agreement to address the contemplated phase out of LIBOR.  Like the existing credit facility, the amended credit facility has a $5.0 million subfacility of letters of credit and a $5.0 million subfacility for swingline loans.  The Fifth Amendment did not change the Consolidated Leverage Ratio and Fixed Coverage Charge Ratio requirements.  The Consolidated Leverage Ratio and Fixed Coverage Charge Ratio requirements from the Third Amendment remain in effect through February 2, 2023.

The Fifth Amendment requires the Company and the Guarantors to meet minimum aggregate cash holding requirements through March 2021 in an amount equal to the following amount for each month set forth below:

October 2020	$44,000,000
November 2020	$44,000,000
December 2020	$53,000,000
January 2021	$55,000,000
February 2021	$56,000,000
March 2021	$58,000,000

The Fifth Amendment also removes the requirement that the Company use 50% of the aggregate net cash proceeds from equity issuances after May 7, 2020 in excess of $30.0 million to repay loans outstanding until the Company could demonstrate compliance with certain financial covenants.

The Fifth Amendment now allows for non-maintenance capital expenditures when the Leverage Ratio is 2.50 to 1.00 or greater with 75% of consolidated EBITDA earned during a fiscal quarter in excess of $7.5 million (“Excess EBITDA”).  The Company and its subsidiaries may make non-maintenance capital expenditures with Excess EBITDA at any time after such Excess EBITDA is earned until the Leverage Ratio has been reduced to less than 2.50 to 1.00.  The Existing Credit Agreement had prohibited all non-maintenance capital expenditures when the Leverage Ratio was 2.50 to 1.00 or greater.   Like the Existing Credit Agreement, the Fifth Amendment provides that the Company and its subsidiaries may make capital expenditures in any fiscal year in an amount equal to 75% of consolidated EBITDA for the immediately preceding fiscal year when the Leverage Ratio is equal to or greater than 1.50 to 1.00 but less than 2.50 to 1.00.  When the Leverage Ratio is less than 1.50 to 1.00, the Company and its subsidiaries may make capital expenditures in an unlimited amount.

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	39 Weeks Ended
	September 27,	September 29,
	2020	2019
Net cash provided by (used in):
Operating activities	$5,598	$30,814
Investing activities	(9,007)	(38,477)
Financing activities	100,949	5,909
Net increase (decrease) in cash and cash equivalents	$97,540	$(1,754)

Operating Activities. Operating activities provided cash during the first thirty-nine weeks of fiscal year 2020 and the first thirty-nine weeks of 2019. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising, general and administrative costs and income taxes. During the first thirty-nine weeks of fiscal year 2020, the Company had $54.5 million less in net income compared to the first thirty-nine weeks of fiscal year 2019 due largely to the impact of COVID-19 and also had increases in deferred taxes and tax related receivables of $9.4 million.  For operating cash flows, this reduction in net income was partially offset by the Company having a $16.3 non-cash impairment, the collecting of an additional $8.1 in accounts receivable, an decrease in accounts payable and accrued expense related payments of $7.4 million and a $3.7 million increase in cash from gift cards in the first thirty-nine weeks of 2020 than in the first thirty-nine weeks of 2019.

Investing Activities. Cash used in investing activities aggregated $9.0 million in the first thirty-nine weeks of fiscal year 2020 compared with $38.5 million cash used in the first thirty-nine weeks of fiscal year 2019.  Cash used in investing projects during the first thirty-nine weeks of fiscal year 2020 primarily pertained to $5.6 million for new restaurants that opened during 2019 and 2020 or were originally anticipated to open in 2020 or 2021 and $2.9 million for restaurant remodel and capital replacement projects. Cash used in investing activities during the first thirty-nine weeks of fiscal year 2019 primarily pertained to $18.6 million related to the MBR Franchise Acquisition, $11.6 million for restaurant remodel and capital replacement projects and $6.5 million for new restaurants anticipated to open in 2019 and 2020.

Financing Activities. Financing activities provided cash during the first thirty-nine weeks of fiscal year 2020 and used cash during the first thirty-nine weeks of fiscal year 2019. During the first thirty-nine weeks of fiscal year 2020, we:  increased debt by $71.2 million; sold common stock for $49.6 million, used $13.2 million to repurchase common stock; paid dividends of $4.4 million; paid $1.6 million in employee taxes in connection with the vesting of restricted stock; and paid $582 thousand in financing costs.  We paid the $1.6 million in taxes in connection with the vesting of restricted stock because some recipients elected to satisfy their individual tax withholding obligations by having us withhold a number of vested shares of restricted stock.   During the first thirty-nine weeks of

fiscal year 2019, we:  increased debt by $42.0 million; used $20.6 million to repurchase common stock; paid dividends of $11.8 million; and paid $3.7 million in taxes in connection with the vesting of restricted stock.

Off-Balance Sheet Arrangements

As of September 27, 2020, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first thirty-nine weeks of fiscal year 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At September 27, 2020, the Company had $135.2 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2020 of approximately $1.4 million.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first thirty-nine weeks of fiscal years 2020 and 2019, franchise income attributable to international locations was approximately $1.3 million and $2.1 million, respectively, which is less than 1% of total annual revenue.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices, which in the past have been volatile and have impacted the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected.  Holding other variables constant, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings of approximately $2.5 million for fiscal year 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 27, 2020. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2020 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended September 27, 2020 there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  We have transitioned some of our employees, primarily home office support functions to a remote work environment in an effort to mitigate the spread of COVID-19.  This has not had a significant impact on the Company’s internal controls over financial reporting and we are prepared to operate in this manner for the foreseeable future, if necessary.

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

The government responses related to COVID-19 across the world and our Company’s responses to the outbreak have all disrupted and will continue to disrupt our business.  In the United States, containment efforts to slow the transmission of the virus that have been mandated by federal, state and local governments, including encouraging individuals to practice social distancing, restricting gathering in groups, and, in some areas, completely restricting individuals from non-essential movements outside of their homes.  In response to the COVID-19 outbreak and these changing conditions, we closed the dining rooms in all of our restaurants during the month of April and transitioned our services to take-out and delivery operations in 69% of our restaurants.  If the COVID-19 pandemic were to reaccelerate, we may be forced to re-close our dining rooms, which would cause us to lose revenue and incur additional expenses.  We have closed certain restaurants, modified work hours for our team members and identified and implemented cost savings measures throughout our operations.  The COVID-19 outbreak and these responses have affected and will continue to adversely affect our revenue and operating costs and we cannot predict how long the outbreak will last or what other government responses may occur.

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

As a result of the COVID-19 outbreak, we may be unable to secure additional liquidity.  In order to improve our liquidity position, we have fully drawn the $140 million capacity of our revolving credit facility.  If we fail to comply with our financial covenants, including a monthly liquidity covenant through the end of 2020, and are unable to remedy or obtain a waiver or amendment, an event of default would result.  The COVID-19 outbreak is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 outbreak lasts.  The equity markets in the United States have been extremely volatile due to the COVID-19 outbreak and the Company’s stock price has fluctuated significantly.   Continued volatility in the equity markets and our stock price could negatively impact our ability to raise capital.

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

Our suppliers could be adversely impacted by the COVID-19 outbreak. If our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face shortages of food items or other supplies at our restaurants and our operations and sales could be adversely impacted by such supply interruptions.  We did not pay rent to many of our landlords during the second and third quarters of fiscal year 2020.  We have begun discussions with our landlords to reduce or modify our rent payments. We are unable to predict the outcome of these discussions and the extent to which we will be able to negotiate to reduce or modify rent obligations. With rent payments being delayed, landlords may terminate our leases or could take other actions that restrict our ability to access or reopen our stores in a timely manner.  We have legal proceedings underway with three landlords.  We intend to pursue these matters vigorously but there can be no assurance that we will prevail in litigation.

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

We could experience other potential impacts as a result of the COVID-19 pandemic that are not completely known at this time, including, but not limited to, charges from potential adjustments to the carrying amount of goodwill, indefinite-lived intangibles and long-lived asset impairment charges. We have incurred impairment charges and could incur additional impairment charges in the future.  Our actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely though not exclusively on the duration of the disruption to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the third quarter ended September 27, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased under the Program – Amounts in thousands

June 29, 2020 to August 2, 2020	—	—	—	$41,552
August 3, 2020 to August 30, 2020	—	—	—	$41,552
August 31, 2020 to September 27, 2020	—	—	—	$41,552
Totals for the fiscal quarter	—	—	—	$41,552

In October 2019, the Company’s Board of Directors approved a new share repurchase program authorizing us to repurchase up to $60 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors.  The new share repurchase program replaced the Company’s previous share repurchase program announced in November 2017, which has been terminated. We did not repurchase shares during the third quarter of fiscal year 2020.  The new share repurchase program does not obligate the Company to repurchase any dollar amount or number of its shares, and the program has no termination date.  The Company’s ability to make future stock purchases under the program is currently limited by our Credit Agreement. Under our Credit Agreement, we are limited to $100.0 million of restricted junior payments, which include cash dividends, repurchases of common stock and prepayments of subordinated indebtedness, if our consolidated leverage ratio is greater than or equal to 2.50:1.00. As of September 27, 2020, $126.4 million of such payments had been made and our consolidated leverage ratio exceeded the threshold. As a result of the impacts to our business arising from the COVID-19 pandemic, share repurchases and dividend payments have been indefinitely suspended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On March 30, 2020, the Company announced, in connection with other actions being taken in response to the impacts of COVID-19, that the Company’s Chief Executive Officer and the other named executive officers elected to reduce their 2020 base salaries.  The Company restored the base salaries of the CEO and the other named executive officers on August 3, 2020, as disclosed in the Form 10-Q dated August 6, 2020.  Effective as of October 28, 2020, the Compensation Committee of the Board of Directors approved a one-time repayment to the CEO and the current named executive officers equaling the amount by which their salaries had been reduced during the temporary reduction period implemented in response to COVID-19 in 2020.  The Company has likewise approved a one-time repayment to non-furloughed home office employees equaling the amount by which certain of their salaries had been reduced during the temporary reduction period implemented in response to COVID-19 in 2020.  The Board of Directors has chosen to forego payment of the cash retainer fees of non-employee members of the Board that were temporarily suspended from March 30 to August 3.

ITEM 6. EXHIBITS

10.1

Fifth Amendment, dated as of October 26, 2020, to Credit Agreement, dated as of February 2, 2017, by and among the Company, the Guarantors, the Lenders and Wells Fargo Bank, National Association, as administrative agent and Wells Fargo Securities, LLC as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 30, 2020).

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

Date: November 2, 2020