Form 10-K
period 2020-12-27
Ruths Hospitality Group, Inc.
filed 2021-03-05
CIK 1324272

Legal

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 27, 2020

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

☐	Large accelerated filer	☒Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐   No   ☒

As of June 28, 2020, the last day of the registrant’s most recently completed fiscal second quarter, the aggregate market value of the registrant’s outstanding common stock, par value $0.01 per share, held by non-affiliates was $268,029,858.

The number of shares outstanding of the registrant’s common stock as of February 24, 2021, was 34,961,517 which includes 721,815 shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

TABLE OF CONTENTS PAGE

 fUPDATE

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”, as defined in the Private Securities Litigation Reform Act of 1995 that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties.  Forward-looking statements frequently are identified by the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely result,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek”, “should,” “target,” “would” and other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals, including with respect to restaurant closures and re-openings, new restaurant openings and acquisitions or closures, capital expenditures, strategy, financial outlook, liquidity outlook, our effective tax rate, and the impact of healthcare inflation and recent accounting pronouncements, also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: the negative impact the COVID-19 pandemic has had and will continue to have on our business, financial condition and results of operations; reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to income taxes, unclaimed property, Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; political conditions, civil unrest or other developments and risks in the markets where the Company’s restaurants are located; harmful actions taken by the Company’s franchisees; the inability to successfully integrate franchisee acquisitions into the Company’s business operations; economic, regulatory and other limitations on the Company’s ability to pursue new restaurant openings and other organic growth opportunities; a material failure, interruption or security breach of the Company’s information technology network; the Company’s indemnification obligations in connection with its sale of the Mitchell’s Restaurants; the Company’s ability to protect its name and logo and other proprietary information; an impairment in the financial statement carrying value of our goodwill, other intangible assets or property; gains or losses on lease modifications; the impact of litigation; the restrictions imposed by the Company’s credit agreement; changes in, or the suspension or discontinuation of, the Company’s quarterly cash dividend payments or share repurchase program; and the inability to secure additional financing on terms acceptable to the Company. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in this Annual Report on Form 10-K.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Annual Report on Form 10-K to reflect events or circumstances after the date thereof. You should not assume that material events subsequent to the date of this Annual Report on Form 10-K have not occurred.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us”, “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries.

PART I

Item 1.	BUSINESS

Introduction

Ruth’s Hospitality Group, Inc. develops and operates fine dining restaurants under the trade name Ruth’s Chris Steak House. As of December 27, 2020, there were 149 Ruth’s Chris Steak House restaurants, including 74 Company-owned restaurants, three restaurants operating under contractual agreements and 72 franchisee-owned restaurants, including 21 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Singapore and Taiwan.

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

The Company has a 52/53-week fiscal year ending the last Sunday in December. Fiscal years 2020, 2019, and 2018 each had 52 weeks. The 2020 fiscal year ended December 27, 2020, the 2019 fiscal year ended December 29, 2019, and the 2018 fiscal year ended December 30, 2018.

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

COVID-19 Impact

In March 2020, the World Health Organization declared the novel coronavirus 2019 (COVID-19) a pandemic and the United States declared it a National Public Health Emergency, which has resulted in a significant reduction in revenue at the Company’s restaurants due to mandatory restaurant closures, capacity limitations, social distancing guidelines or other restrictions mandated by governments across the world, including federal, state and local governments in the United States.  As a result of these developments, the Company experienced a significant negative impact on its revenues, results of operations and cash flows.

For further information on the impact of COVID-19 and actions taken by the Company in response to the pandemic, see Note 1 of the consolidated financial statements.

Ruth’s Chris Steak House

With 149 restaurants as of December 27, 2020, Ruth’s Chris Steak House is one of the largest upscale steakhouse companies in the world. The menu features a broad selection of high-quality USDA Prime and Choice grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion —“sizzling”— complemented by other traditional menu items inspired by its New Orleans heritage. Ruth’s Chris complements its distinctive food offerings with an award-winning wine list.

The Ruth’s Chris brand reflects its 55-year commitment to the core values instilled by its founder, Ruth Fertel, of caring for guests by delivering the highest quality food, beverages and genuine hospitality in a warm and inviting atmosphere.

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

Appealing Dining Experience

At Ruth’s Chris restaurants, the Company seeks to exceed guests’ expectations by offering high-quality food with warm, friendly service. The Company’s entire restaurant staff is dedicated to ensuring that guests enjoy a superior dining experience. The Company’s team-based approach to table service is designed to enhance the frequency of guest contact and speed of service without intruding on the guest experience. Additionally, Ruth’s Chris is recognized by Nation’s Restaurant News as #1 for ambiance, with each location expressing a local influence.

Strategy

Historically, the Company’s strategy is to deliver a total return to shareholders by maintaining a healthy core business, growing with a disciplined investment approach and returning excess capital to shareholders.  The Company strives to maintain a healthy core business by growing sales through traffic, managing operating margins and leveraging its infrastructure.  In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a pandemic and the United States declared it a National Public Health Emergency, which has resulted in us focusing on a shorter-term strategy that preserves liquidity and maximizes restaurant operating income.  Longer-term, the Company intends to return to a balanced strategy that is focused on maintaining a healthy balance sheet and a healthy core business, being disciplined in evaluating future growth opportunities and returning excess capital to shareholders.  While the uncertainty of the virus continues, as more clarity on the return to a “new normal” becomes evident, the Company will evaluate disciplined growth opportunities in markets with attractive sales attributes and solid financial returns.  The Company believes that its franchisee program is a point of competitive differentiation and looks to grow its franchisee-owned restaurant locations as well.  From time to time, the Company may also consider acquiring franchisee-owned restaurants at terms that it believes are beneficial to both the Company and the franchisee.

Improve Sales/Profitability

The Company strives to improve sales and profitability by focusing on:

•	Ensuring food quality through consistent preparation and presentation;
•	Expanding its brand appeal through continued menu innovation and facility remodels;
•	Increasing brand awareness through enhanced media advertising at the national and local levels;
•	Enhancing and/or developing innovative marketing programs through its website (e.g., www.ruthschris.com), social media, digital media and email communication;
•	Creating and/or growing revenue opportunities via Ruth’s Catering, Take-out and Delivery, Private Dining, the sale of Gift Cards and opening for lunch in selected markets; and
•	Opening new restaurants.

Expand Relationships with New and Existing Franchisees and Others

The Company intends to grow its franchising business by expanding the rights of existing franchisees to open new restaurants and potentially developing relationships with a limited number of new franchisees. The Company believes that building relationships with quality franchisees is a cost-effective way to grow and strengthen the Ruth’s Chris brand and generate additional revenues. The Company intends to continue to focus on providing operational guidance to its franchisees, including the sharing of “best practices” from Company-owned Ruth’s Chris restaurants.

In fiscal year 2020 no new franchisee-owned restaurants were opened.  In fiscal year 2019 one franchisee-owned restaurant opened in Chongquing, China.  In fiscal year 2018 franchisees opened two new restaurants in Ft. Wayne, IN and Markham, Canada.  One new franchisee-owned restaurant is expected to open by the end of fiscal year 2021.

The Company and its franchise and licensing partners have opened or relocated ten new Ruth’s Chris Steak Houses worldwide during the three-year period ended December 2020.

Menu

The Ruth’s Chris menu features a broad selection of high-quality USDA Prime grade steaks and other premium offerings served in Ruth’s Chris signature fashion—“sizzling” on a 500 degree plate and topped with butter and fresh parsley—complemented by other classic American steakhouse menu items. USDA Prime is the highest meat grade level, which refers to the superior quality and evenly distributed marbling that enhances the flavor of the steak. The Ruth’s Chris menu also includes premium quality chicken, crab, fish, lamb chops, lobster and shrimp.

The Ruth’s Chris restaurants offer nine standard appetizer items, including New Orleans-style barbequed shrimp, mushrooms stuffed with crabmeat, spicy shrimp, chilled seafood tower and osso bucco ravioli, as well as four to five different salads. Our restaurants also offer a variety of potatoes and vegetables as side dishes. For dessert, crème brûlée, traditional bread pudding with whiskey sauce, chocolate sin cake, cheesecake and other selections are available.  As part of the Company’s response to COVID-19, our restaurants are offering a limited menu to maximize restaurant efficiency and reduce waste.

The Company’s wine list features bottles typically ranging in price from $46 to over $1,000. Individual restaurants may supplement their 225-bottle core wine list with approximately 20 additional selections that reflect local market tastes. Most of the Company’s Ruth’s Chris restaurants also offer over 17-20 wines-by-the-glass, 10 handcrafted cocktails and numerous beers, premium liquors and alcoholic dessert drinks.

Dinner entrees are generally priced from $32 to $99.  Ruth’s Chris is predominately open during dinner hours with only a limited number of restaurants open for lunch.  The lunch menu offers entrees generally ranging in price from $13 to $29.  The blended guest check average at Ruth’s Chris was approximately $82 during fiscal year 2020 with food sales representing 81% of the guest check and the remainder represented by beverage sales.  While the Ruth’s Chris core menu is similar at all of its restaurants, the Company seasonally introduces new items such as limited time and prix fixe offerings that allow it to give its guests additional choices while taking advantage of fresh sourcing and advantageous cost opportunities.

Restaurant Operations and Management

The Ruth’s Chris Chief Executive Officer and Vice President of Operations have primary responsibility for managing Company-owned restaurants and participate in analyzing restaurant-level performance and strategic planning. The Company has seven regional vice presidents who oversee restaurant operations at Company-owned restaurants, one vice president to whom the regional vice presidents report and one vice president who has oversight responsibility for franchisee-owned restaurants. In addition, restaurant education and training is overseen by a regional staff dedicated to the ongoing training and development of customer service employees and kitchen staff.

A typical Company-owned restaurant employs four managers, including a general manager, two front-of-the-house managers and an executive chef. The Company-owned restaurants also typically have approximately 54 hourly employees. Staffing levels at Company-owned restaurants have been lower in fiscal year 2020 due to the impacts of the COVID-19 pandemic.

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

During fiscal year 2020, the Company purchased substantially all the beef it used in Company-owned Ruth’s Chris restaurants from two vendors, Sysco Specialty Meat Group (a subsidiary of Sysco) and Stock Yards Packing (a subsidiary of US Foods).  Each vendor supplied about half of the Company’s beef requirements.  In addition, the Company has a distribution arrangement with a national food and restaurant supply distributor, Distribution Market Advantage, Inc. (DMA), which purchases products for the Company from various suppliers and through which all the Company-owned Ruth’s Chris Steak House restaurants receive a significant portion of their food supplies.

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

Marketing and Promotions

The goals of the Company’s marketing efforts are to increase restaurant sales by attracting new guests, increasing the frequency of visits by current guests, enhancing the guest experience, driving innovation, improving brand recognition in new markets or markets where it intends to open a restaurant and to communicate the overall uniqueness, value and quality exemplified by the restaurants. The Company uses multiple media channels to accomplish these goals and complements its national advertising with targeted local media such as print, digital media, influencer marketing, search engine marketing, satellite radio and outdoor billboards.

Advertising

In fiscal year 2020, the Company spent $6.9 million, or 2.5% of its revenues, in total marketing and advertising expenditures, which included spending on online initiatives, in-store gift card promotion, traditional public relations, social media and influencer marketing. During fiscal year 2020, the Company’s online strategy also included an emphasis on continued website improvement and personalized and targeted emails with special offers and announcements, as well as emails regarding off-premise dining options, holiday offers and personalized birthday and anniversary invitations. In fiscal year 2020, Ruth’s Chris Steak House continued its participation in a co-branded campaign with the American Express Membership Rewards program and the American Express Gold Card partnership. Many of the Company’s restaurants also conduct off-site meal drops for front-line-workers and first responders and schedule events to strengthen community ties and increase local market presence. The Company’s franchisees also conduct their own local media and advertising plans.

Gift Cards

The Company sells Ruth’s Chris gift cards at most of its Ruth’s Chris Steak House restaurants, including franchises, on its website and through its toll-free number. E-gift cards, which may be purchased on the Company’s e-commerce gift card website, are emailed directly to the recipient and are redeemable in the same manner as physical gift cards.  Ruth’s Chris gift cards are also sold in third-party retail outlets and are available through redemption of American Express Membership Rewards points.  Offering gift cards at third-party retailers and e-gift cards gives Ruth’s Chris the opportunity to maximize last-minute gift-giving and address its patrons’ requests for convenient, immediate purchases.   Ruth’s Chris patrons frequently purchase gift cards for holidays, including Christmas, Hanukkah, Valentine’s Day, Mother’s Day and Father’s Day, and other special occasions.  In fiscal year 2020, Company and franchise sales of Ruth’s Chris gift cards aggregated approximately $49.4 million system-wide, compared to $68.5 million in fiscal year 2019. Ruth’s Chris gift cards are redeemable at both Company and franchisee-owned Ruth’s Chris restaurants.

Franchise Program and Relationship

Under the Company’s franchise program, the Company offers certain services and licensing rights to the franchisee to help maintain consistency in system-wide operations. The Company’s services include training of personnel, construction assistance, providing the new franchisee with standardized operating procedures and manuals, business and financial forms, consulting with the new franchisee on purchasing and supplies and performing supervisory quality control services. The Company conducts reviews of its franchisee-owned restaurants to ensure compliance with its standards.

As of December 27, 2020, the Company’s 72 franchisee-owned Ruth’s Chris restaurants are owned by 25 franchisees with the three largest franchisees owning 32 restaurants in total.

Under the Company’s current franchise program, each franchise arrangement consists of a development agreement, if multiple restaurants are to be developed, with a separate franchise agreement executed for each restaurant. The Company’s current form of development agreement grants exclusive rights to a franchisee to develop a minimum number of restaurants in a defined area, typically during a three-to-five-year period. Individual franchise agreements govern the operation of each restaurant opened and have a 20-year term with two renewal options each for additional ten-year terms if certain conditions are met. The Company’s current form of franchise agreement requires franchisees to pay a 5% royalty on gross revenues plus up to a 1% advertising fee applied to national advertising expenditures.  All of the franchisee-owned locations experienced disruptions to their business from COVID-19, and as a result, the Company waived franchise royalty requirements until their dining rooms were re-opened.

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

Seasonality

The Company’s business is subject to seasonal fluctuations. Historically, the percentage of its annual revenues earned during the first and fourth fiscal quarters have been higher relative to other quarters due, in large part, to increased restaurant sales during the year-end holiday season and the popularity of dining out in the fall and winter months. The impact of COVID-19 resulted in higher revenue during the first fiscal quarter of 2020 compared to other quarters which was atypical compared to prior year results.

Human Capital

Our approach to Human Capital is defined by our strong culture of taking care of people, which reflect our roots in the single steak house started by Ruth Fertel over fifty-five years ago, define the essence of Ruth’s Chris Steak House, and determine how we take care of all of Our People: Guests, Team Members, Franchise Owners, Vendor Partners, Community, and Investors.

None of the Company’s employees (our “Team Members”) are covered by a collective bargaining agreement. In response to the COVID-19 pandemic, and the resulting temporary closures of, or state and local government-imposed capacity restrictions on, our restaurants, many of our hourly Team Members were placed on temporary furlough. As of December 27, 2020, the Company employed 4,363 persons, of whom 369 were salaried and 3,994 were hourly personnel, who were employed in the positions set forth in the table below. In response to the COVID-19 pandemic, and the resulting temporary closures of our restaurants, many of our hourly Team Members were placed on temporary furlough. As of the end of fiscal year 2020, 1,731 Team Members remained on furlough due to the continuing impacts of the pandemic, including locally mandated closures and capacity restrictions.

Functional Area	Number of Employees
Senior Officers / Corporate VPs / Operations VPs	21
General Managers	77
Managers	145
Regional Corporate Chefs / Executive Chefs	79
Non-Salaried Restaurant Staff	3,986
Corporate Salaried	47
Corporate Non-salaried	8
Total number of employees	4,363

We believe the stability of our leadership team is a critical driver of our ability to steward the Company’s brand and to deliver consistently the brand standards and experiences our Guests expect. The average tenure of our Field Leadership (VP Level) is approximately fifteen years, the average tenure of our Restaurant Leadership (General Managers and Chefs) is greater than nine years, and the average tenure of our home office leadership is ten years. In addition, 20% of our General Managers and approximately 25% of our Chefs have been with the company for more than fifteen years, and our Vice President of Operations recently celebrated his 30th anniversary with the Company.

Our diverse team reflects our commitment to attracting, retaining, and developing a workforce that reflects the communities in which we live and work.  Across the Company, approximately 59% of our Team Members are racially or ethnically diverse and 33% identify as female.  Of our Named Executive Officers 80% identify as female and 63% of our Board of Directors identify as female. Consistent with our commitment to diversity, we hired a Director of Diversity and Inclusion in November of 2020.

We believe that providing competitive benefits to our Team Members is integral to ensuring we achieve our goal of attracting and retaining the best team in the industry. As such, we offer our Team Members competitive pay and health care benefits. Hourly Team Members are eligible for health care and vacation benefits after one year of service if they average 24 hours of work and receive company-paid life insurance when meeting the same criteria. As part of our commitment to our Team Members’ health and well-being during the global pandemic, the Company paid both the Employer and Employee portions of health care premiums for our furloughed Team Members while their restaurants were closed or operating take-out and delivery only through the third quarter of fiscal year 2020.

Our commitment to our Team Members does not stop with providing competitive pay and benefits. In 2005, following the impact of Hurricane Katrina, we created the RUTHS Fund to support our Team Members experiencing hardship. The RUTHS Fund is supported primarily by home office and field Team Member contributions, and over the course of 2020, the fund paid out $645 thousand in grants, benefiting over 600 of our Team Members who applied for support.

Finally, the COVID-19 pandemic provided us with the opportunity to reinforce our commitment to the health and safety of our people.  A sample of additional steps we are taking to keep our Team Members and guests safe include: increased sanitation processes, enhanced COVID-19 safety training and certification of our hourly and management team, voluntary capacity restrictions in select markets to protect our Team Members and guests, and daily health screenings of all restaurant Team Members. The impact of this increased vigilance was an average weekly exclusion rate (the number of Team Members excluded from work divided by the total number of Team Members working) of less than 1% over the third and fourth quarters of fiscal year 2020.

Government Regulation

The Company is subject to extensive federal, state and local government regulation, including regulations relating to public health and safety, zoning and fire codes and the sale of alcoholic beverages and food. The Company maintains the necessary restaurant, alcoholic beverage and retail licenses, permits and approvals. Federal and state laws govern the Company’s relationship with its employees, including laws relating to minimum wage requirements, overtime, tips, tip credits and working conditions. A significant number of the Company’s hourly employees are paid at rates related to federal or state minimum wage. During 2020, governmental entities acted to increase minimum wage rates in several jurisdictions where Company-owned restaurants are located.

The Company is subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. The Company is subject to laws and regulations requiring disclosure of calorie, fat, trans fat, salt and allergen content. Beginning in May 2018, the Patient Protection and Affordable Care Act of 2010 (“ACA”) has required restaurant companies, such as the Company, to disclose calorie information on their menus. The Food and Drug Administration has rules to implement this provision that require restaurants to post the number of calories for most items on menus or menu boards and to make available more detailed nutrition information upon request. A number of states, counties and cities have also enacted menu labeling laws requiring restaurant companies, such as the Company, to disclose certain nutrition information on their menus, or have enacted legislation restricting the use of certain types of ingredients in restaurants some of which are preempted by the federal law. Many of the current requirements are inconsistent or are interpreted differently from one jurisdiction to another. The long-term effect of such labeling requirements on consumer choices, if any, is unclear at this time.

The Company maintains an employee benefits program that provides self-insured and insured coverage to employees that meet the applicable requirements under the program. Employees can elect to enroll dependents that meet eligibility criteria. Coverage includes health, dental, vision, short- and long-term disability, life insurance and other voluntary ancillary benefits. Employees share in the cost of other coverage at varying levels. The Company has historically funded a majority of the cost of employee health benefits. The ACA requires that employers offer health care coverage that is qualified and affordable. Coverage must be offered to all “full-time” employees, as defined by the ACA. The Company routinely reviews its health benefit plans to assure conformity with the ACA. The hours of service eligibility criteria the Company requires for health benefits are lower than required under the ACA. Approximately 68% of eligible employees elect to participate in the Company’s health benefit plans.

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

Competition

The restaurant business is highly competitive and highly fragmented, and the number, size and strength of the Company’s competitors vary widely by region. The Company believes that restaurant competition is based on, among other things, quality of food products, customer service, reputation, restaurant location, atmosphere, name recognition and price. The Company’s restaurants compete with a number of upscale steakhouses within their markets, both locally owned restaurants and restaurants within regional or national chains. The principal upscale steakhouses with which the Company competes are Fleming’s, The Capital Grille, Smith & Wollensky, The Palm, Del Frisco’s Double Eagle Steakhouse, Fogo de Chão, Morton’s The Steakhouse, Eddie V’s and other local fine dining restaurants. The Company’s competitors may be better established in certain of the Company’s existing markets and/or markets into which the Company intends to expand.

Available Information

The Company maintains a website at www.rhgi.com. The Company makes available free of charge, through the investor relations section of its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, these filings are available to the public on the SEC’s website through its EDGAR filing system at www.sec.gov.  Such information is available on the Company’s website as soon as reasonably practicable after it is filed with the SEC. Additionally, the Company’s Code of Ethics may be accessed within the Investor Relations section of its website. Information found on the Company’s website is not part of this Annual Report on Form 10-K or any other report filed with the SEC.

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

Risks Related to Our Ability to Operate and Grow Our Business

The COVID-19 outbreak has disrupted and is expected to continue to disrupt our business, which has and could continue to materially affect our operations, financial condition and results of operations for an extended period of time.

The government responses related to COVID-19 across the world and our Company’s responses to the outbreak have disrupted and will continue to disrupt our business.  In the United States, containment efforts to slow the transmission of the virus that have been mandated by federal, state and local governments, include encouraging individuals to practice social distancing, restricting gathering in groups, and, in some areas, completely restricting individuals from non-essential movements outside of their homes.  In response to the COVID-19 outbreak and these changing conditions, we closed the dining rooms in each of our Company-owned and managed restaurants during the month of April and transitioned our services to take-out and delivery operations in 69% of our restaurants.  As of December 27, 2020, 70 of the 77 Company-owned and -managed restaurants were open, which included 51 restaurants offering limited capacity dining service and 19 restaurants offering take-out and delivery service only.  As of December 27, 2020, seven Company-owned restaurants were temporarily closed.  If the COVID-19 pandemic reaccelerates and federal, state and local governments impose restrictions again, we may again be forced to close some or all of our dining rooms, which would cause us to lose revenue and incur additional expenses.  We have closed certain restaurants, modified work hours for our Team Members and identified and implemented cost savings measures throughout our operations.  The COVID-19 outbreak and these responses have affected and will continue to adversely affect our revenue and operating margin and we cannot predict how long the outbreak will last or what other government responses may occur.

The COVID-19 outbreak has also adversely affected our ability to open new restaurants. Due to the uncertainty in the economy and to preserve liquidity, we paused all construction of new restaurants and major remodel projects at existing restaurants in fiscal year 2020. These changes may materially and adversely affect our ability to grow our business, particularly if these construction pauses are in place for a significant amount of time.

As a result of the COVID-19 outbreak, we may be unable to secure additional liquidity.  To improve our liquidity position, we have fully drawn the $115 million capacity of our revolving credit facility.  If we fail to comply with our financial covenants, including a monthly liquidity covenant through June 2021, and are unable to remedy or obtain a waiver or amendment, an event of default would result.  There can be no guarantee that additional liquidity will be readily available or available on favorable terms to the Company in the future.  The equity markets in the United States have been volatile due to the COVID-19 outbreak and the Company’s stock price has fluctuated significantly.  Continued volatility in the equity markets and our stock price could negatively impact our ability to raise capital.

Our operations could be further disrupted if large numbers of our employees or members of our senior management team are diagnosed with COVID-19. If a significant percentage of our workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially materially adversely affecting our liquidity, financial condition or results of operations.  Team Members might seek and find other employment during the COVID-19 business interruption, which could materially adversely affect our ability to properly staff and re-open our restaurants with experienced Team Members when the business interruptions caused by COVID-19 abate or end.

Our suppliers could be adversely impacted by the COVID-19 outbreak. If our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face shortages of food items or other supplies at our restaurants and our operations and sales could be adversely impacted by such supply interruptions.  The Company took measures to reduce payments to its landlords and vendors during fiscal year 2020 and is still in discussions with approximately 20% of its landlords to reduce its payments. We are unable to predict the outcome of these discussions and the extent to which we will be able to negotiate to reduce or modify rent obligations. With rent payments being delayed, landlords may terminate our leases or could take other actions that restrict our ability to access or re-open our stores in a timely manner.  As of December 27, 2020, we were engaged in legal proceedings with six landlords or former landlords.  We have pursued or continue to pursue these matters vigorously but there can be no assurance that we will prevail in litigation.  The Company negotiated with its vendors during fiscal year 2020 to secure reductions and deferrals on obligated payments while its locations were operating in take-out and delivery status.  These negotiations were concluded prior to the end of fiscal year 2020.

We have transitioned some of our employees, primarily home office support functions, to work remotely in an effort to mitigate the spread of COVID-19.  We are prepared to operate in this manner for the foreseeable future, if necessary.  While we have business continuity procedures in place to guide our response to a crisis, our attention may be diverted away from normal operations and our resources may be constrained.

Additional government regulations or legislation due to COVID-19, in addition to decisions we have made and may make in the future, relating to the compensation of and benefit offerings for our restaurant Team Members could also have an adverse effect on our business. We cannot predict the types of additional government regulations or legislation that may be passed relating to employee compensation due to COVID-19 outbreak.

We could experience other potential impacts due to COVID-19 pandemic that are not completely known at this time, including, but not limited to, charges from potential adjustments and impairment charges to the carrying amount of goodwill, indefinite-lived intangible assets and long-lived assets. We have incurred impairment charges and could incur additional impairment charges in the future.  Our actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely though not exclusively on the duration of the disruption to our business.

A lack of availability of suitable locations for new restaurants, the inability to renew leases at existing restaurants on similar terms and conditions, or a decline in the quality of the locations of our current restaurants may adversely affect our sales and results of operations.

The success of our restaurants depends in large part on their locations. All but one of our Company-owned restaurant premises are leased.  If we do not renew leases when the lease terms expire, or if we are unable to renew leases on favorable terms and conditions, our operating results could be negatively impacted.  Possible declines in neighborhoods where our restaurants are located or adverse economic conditions in areas surrounding those neighborhoods could also result in reduced sales in those restaurants. Desirable locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation. In addition, construction costs for new locations may fluctuate.  The occurrence of one or more of these events could have a significant adverse effect on our sales and results of operations.

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

Our senior credit agreement contains, and any agreements governing future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us. Our senior credit agreement, as amended, which was entered into on February 2, 2017, limits our ability, among other things, to:

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

We pay interest under our senior credit agreement based on the London Interbank Offered Rate (“LIBOR”).  The U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021.  On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors.

While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist.  While our senior credit agreement includes a mechanism for an alternate rate to LIBOR, there is no guarantee that the discontinuance of LIBOR will not result in financial market disruptions or significant increases in benchmark interest rates or borrowing costs, any of which may have an adverse effect on us.

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

If we are required to seek other sources of capital, additional capital may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our current and potential future earnings. Furthermore, additional equity offerings may result in substantial dilution of stockholders’ interests. If we are unable to access sufficient capital or enter into financing arrangements on favorable terms in the future, our financial condition and results of operations may be materially adversely affected.

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

If our vendors or distributors do not deliver food and beverages in a timely manner we may experience supply shortages and/or increased food and beverage costs.

Our ability to maintain consistent quality throughout Company-owned restaurants depends in part upon our ability to purchase USDA Prime and Choice grade beef, seafood and other food products in accordance with our rigid specifications. During fiscal year 2020, the country experienced supply disruptions due to closures of processing locations necessitated in the meat packing industry due to workforce COVID-19 infections. The Company purchased additional supplies of beef as a precaution against potential supply disruption.  The Company did not experience any disruption during the fiscal year 2020 and was able to purchase substantially all of the beef used in Company-owned Ruth’s Chris restaurants from two vendors, Sysco Specialty Meat Group (a subsidiary of Sysco) and Stock Yards Packing (a subsidiary of US Foods).  Each vendor supplied about half of the Company’s beef requirements.

In addition, we currently have a long-term distribution arrangement with a national food and restaurant supply distributor, DMA, which purchases products for us from various suppliers, and through which each of our Company-owned Ruth’s Chris Steak House restaurants receive a significant portion of their food supplies. Consolidation in our supply chain due to mergers and acquisitions may change the relationships we have with our existing vendors and distributors and/or result in fewer alternative supply sources for purchasing our food supplies, which could result in an increase in prices.  If for any reason our vendors or distributors cease doing business with us, we could experience supply shortages in certain Company-owned restaurants and could be required to purchase supplies at higher prices until we are able to secure an alternative supply source. Any delay we experience in replacing vendors or distributors on acceptable terms could increase food costs or, in extreme cases, require us to temporarily remove items from the menu at one or more Company-owned restaurants.

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

In addition, we have a substantial number of hourly employees who are paid wage rates at or based on the federal or state minimum wage and who rely on tips as a large portion of their income. Governmental entities have acted to increase minimum wage rates in several jurisdictions where Company-owned restaurants are located. The federal minimum wage may be increased and there likely will be additional minimum wage increases implemented in other states in which we operate or seek to operate.  Likewise, changes to existing tip credit laws (which dictate the amounts an employer is permitted to assume an employee receives in tips when calculating the employee’s hourly wage for minimum wage compliance purposes) continue to be proposed and implemented at both the federal and state government levels. The current federal proposal would increase the minimum wage to $15 per hour over the next four years.  The State of Florida, where the Company has a significant number of restaurants, recently voted to increase the minimum wage to $15 per hour over the next six years.  As federal and/or state minimum wage rates increase and allowable tip credits decrease, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to our employees who are paid above the minimum wage, which will increase our labor costs.  Proposals on paid sick leave could also increase our labor costs.  None of our employees are represented by a collective bargaining unit. Should some of our employees elect to be represented by a collective bargaining unit, our labor costs may increase due to higher wage rates and/or the implementation of work rules. We may be unable to increase our prices to pass these increased labor costs on to our guests, in which case our margins would be negatively affected.

Regulations affecting the operation of our restaurants could increase operating costs and restrict growth.

Each of our restaurants must obtain licenses from regulatory authorities allowing us to sell liquor, beer and wine, and each restaurant must obtain a food service license from local health authorities. Each restaurant’s liquor license must be renewed annually and may be revoked at any time for cause, including violation by the Company or its employees of any laws and regulations relating to the minimum drinking age, advertising, wholesale purchasing and inventory control. One of our locations was cited for a violation in fiscal year 2018 and was penalized by a two-week closure in fiscal year 2019.

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

We are also subject to a variety of federal and state labor laws, pertaining to matters such as minimum wage and overtime pay requirements, unemployment tax rates, workers’ compensation rates and citizenship requirements. Government-mandated increases in minimum wages, overtime pay, paid leaves of absence, mandated health benefits, COVID related labor regulations, or increased tax reporting and tax payment requirements for employees who receive gratuities or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could increase our labor costs and reduce our operating margins. In addition, the Federal Americans with Disabilities Act prohibits discrimination based on disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we could be required to make modifications to our restaurants to provide service to, or make reasonable accommodations for, disabled persons.

We rely on information technology in our operations and a failure to maintain a continuous and secure network, free from material failure, interruption, or security breach, could harm our ability to effectively operate our business, damage our reputation and negatively affect our operations and profits.

We rely on information systems across our operations, including for marketing programs, point-of-sale processing systems in our restaurants, online purchases of gift cards and various other processes and transactions. The failure of these systems to operate effectively, delays in transitioning to upgraded or replacement systems, a material network breach in the security of these systems, or any other failure to maintain a continuous and secure network could adversely affect our reputation, negatively affect our results of operations, subject us to litigation or action by regulatory authorities and result in substantial harm to us or an individual.  As privacy and information security laws and regulations change and cyber risks evolve, we may incur additional costs to ensure we remain in compliance, to protect guest, employee and Company information.  We currently carry insurance coverage to protect ourselves against some of these risks.  However, our inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on our financial condition and results of operations.

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

We frequently defend against unauthorized attempts to breach our network, but we are not aware of a major security breach.  We employ both internal and external consultants to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption and intend to maintain and upgrade our security technology and operational procedures to prevent such damage, security breaches or other disruptive problems.  In April 2020, we received a cyber threat from an anonymous source.  We engaged a third party to assess the threat and confirmed that our IT systems were secure.  We continuously monitor data security and evaluate our network for known security breaches.  However, because the techniques used to obtain unauthorized access, to disable or degrade service, or to sabotage computer systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or successfully implement adequate preventive security measures.  There can also be no assurance that we would detect a cyber incident or prevent cyberattacks from penetrating our systems.  Any such incidents or proceedings could negatively affect our reputation and our results of operations, cause delays in guest service, require significant capital investments to remediate the problem, and could result in the imposition of penalties or cause us to incur significant unplanned losses and expenditures, including those necessary to remediate any damage to persons whose personal information may have been compromised. Furthermore, because of legislative and regulatory rules, we may be required to notify employees or the owners of the credit and debit card information of any data breaches, which could harm our reputation and financial results, as well as subject us to litigation or other proceedings by regulatory authorities.

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

Risks Related to Financial Performance or General Economic Conditions

Increases in the prices of, or reductions in the availability of, any of our core food products could reduce our operating margins and revenues.

We purchase large quantities of beef, particularly USDA Prime grade beef, which is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. Our beef costs represented approximately 45% of our food and beverage costs during fiscal year 2020. We typically buy our beef on the “spot” market and from time to time we will enter into longer term pricing and supply agreements.  As of December 27, 2020, we have negotiated set pricing on approximately 65% of our beef supply through March 2021 at an expected savings of approximately 15% in the first fiscal quarter of 2021 compared to current market prices.  The market for USDA Prime grade beef is particularly volatile. If prices increase, or we are unsuccessful in our long-term pricing and supply agreements, or the supply of beef is reduced, our operating margins could be materially adversely affected.

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

Goodwill and owned franchise rights must be reviewed for potential impairment annually and when triggering events are detected.  We performed our annual impairment test of goodwill and franchise rights as of November 29, 2020 using a qualitative assessment.  Using the qualitative approach, we evaluated factors, including but not limited to: recent financial performance, forecasts for future cash flows, the Company’s stock price and market capitalization, recent impairment tests, legal factors, the business climate, and the competitive environment.

We review property and equipment, which includes leasehold improvements, and operating lease right-of-use (ROU) assets for impairment when events or circumstances indicate these assets might be impaired. We test for impairment using historical cash flow, forecasts and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed quarterly at the restaurant level for indicators of impairment. In determining future cash flows, we make significant estimates with respect to future operating results of each restaurant over the expected remaining life of the primary asset in the restaurant.

We cannot accurately predict the amount and timing of any impairment of assets. Should the financial statement carrying value of goodwill, other intangible assets or property and equipment become impaired, there could be an adverse effect on our financial condition and consolidated results of operations.

We cannot assure our stockholders that we will resume quarterly cash dividends on our common stock or repurchase shares of our common stock under our share repurchase program. Failure to resume payment of quarterly cash dividends to our stockholders or repurchase shares of our common stock under our share repurchase program could cause the market price for our common stock to decline.

During fiscal year 2020, we discontinued paying quarterly cash dividends to holders of our common stock and ceased the repurchase of shares of our common stock under our share repurchase program due to impacts from COVID-19. Our ability to pay future quarterly cash dividends or repurchase shares of our common stock will be subject to, among other things, our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any new indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our Board of Directors deems relevant. There can be no assurance that we will resume payment of a quarterly cash dividend or repurchase shares of our common stock in the future. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of shares of our common stock under our share repurchase program could cause the market price of our common stock to decline. Moreover, our failure or inability to resume paying quarterly cash dividends at historical levels could result in a lower market valuation of our common stock.

Local conditions, adverse weather conditions, natural disasters, acts of violence, terrorism or civil unrest, could adversely affect our business.

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

We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature (including hurricanes and other natural disasters) including back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital functions, tardiness in required reporting and compliance, failures to adequately support restaurant operations and other breakdowns in normal communication and operating procedures that may have a material adverse effect on our business, results of operations, financial condition and exposure to administrative and other legal claims.

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

The Company routinely reviews its health benefit plans to assure conformity with government regulations.  Approximately 68% of eligible employees elect to participate in our health benefit plans.  The “hours of service” eligibility criteria for the Company’s health benefits plan are lower than those required by law.  In the future, proportionately more employees may elect to participate in our health benefit plans.  We are unable to reliably predict to what extent, if any, the percentage of eligible employees who elect health care coverage will increase in the future.  Because we fund a majority of the cost of health benefits, our financial accounting expense will increase to the extent that additional employees elect to participate in the Company’s health benefit plans.

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

Economic downturns have in the past and could in the future negatively impact consumer spending patterns. Any decrease in consumer spending patterns may result in a decline in our operating performance. Economic downturns may reduce guest traffic and require us to lower our prices, which reduces our revenues and operating income, which may adversely affect the market price for our common stock.  In addition, some of our restaurants are located in areas that we consider tourist or vacation destinations.  In those locations, we depend in large part on vacation travelers to frequent our Ruth’s Chris Steak House restaurants, and such destinations typically experience a reduction in visitors during economic downturns, thereby reducing the potential guests that could visit our restaurants.  A significant portion of our gross revenue comes from business guests and private dining which could also be negatively affected during an economic downturn or decrease in consumer confidence. This could have a material adverse impact on our results of operations and growth strategy.  Disasters occurring at one of our franchisee’s locations could impact our reputation and our consumers’ perception of our brand.  Moreover, these types of events could negatively impact consumer spending in the impacted regions or, depending on the severity, globally, which could adversely impact our operating results.  In fiscal year 2020 the COVID-19 outbreak caused a global economic downturn.  As of March 2021, multiple variants of the COVID-19 virus are circulating globally that are highly transmissible, and there is uncertainty around vaccine effectiveness on the new strains of the virus.  Uncertainty around vaccine distribution, supply and effectiveness will impact when the negative economic effects as a result of COVID-19 will abate or end and the timing of such recovery may affect our financial condition.

Litigation concerning food quality, health, employment practices and other issues could require us to incur additional liabilities and/or cause guests to avoid our restaurants.

Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to our restaurants. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees, claims from landlords, claims from suppliers, claims alleging violations of federal and state law regarding workplace and employment matters, harassment and discrimination and similar matters. In addition, we could become subject to class action lawsuits related to these matters in the future. These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination; guest discrimination; food safety issues including poor food quality, food-borne illness, food tampering, food contamination, and adverse health effects from consumption of various food productions or high-calorie foods.  We, and other companies in the restaurant industry, have also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In addition, we are subject to “dram shop” statutes. These statutes generally permit a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The restaurant industry has also faced recent claims related to sexual harassment.  Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment that significantly exceeds our insurance coverage for any claims or for matters not covered by insurance could materially adversely affect our financial condition and results of operations. Our inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on our financial condition and results of operations.  Adverse publicity or a failure to respond effectively resulting from these claims may also negatively impact our reputation and revenues at one or more of our restaurants.

Tax assessments or unclaimed property audits by governmental authorities could adversely impact our operating results.

We remit a variety of taxes and fees to various governmental authorities, including federal and state income taxes, excise taxes, franchise taxes, property taxes, sales and use taxes, and payroll taxes. The taxes and fees remitted by us are subject to review and audit by the applicable governmental authorities, which could result in liability for additional assessments. In addition, we are subject to unclaimed or abandoned property (escheat) laws which require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period. We are subject to audits by individual U.S. states regarding our escheatment practices. The legislation and regulations related to tax and unclaimed property matters tend to be complex and subject to varying interpretations by both government authorities and taxpayers. Although management believes that the positions are reasonable, various taxing authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for taxes, unclaimed property and interest in excess of accrued liabilities. Our positions are reviewed as events occur such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability based on current calculations, the identification of new tax contingencies, or the rendering of relevant court decisions. An unfavorable resolution of assessments by a governmental authority could negatively impact our results of operations and cash flows in future periods. The Company has a pending voluntary disclosure agreement with the State of Delaware to resolve potential liability surrounding gift cards.

Market volatility could adversely affect our stock price.

Many factors affect the trading price of our stock, including factors over which we have no control, such as reports on the economy or the price of commodities, as well as negative or positive announcements by competitors, regardless of whether the report relates directly to our business. In addition to investor expectations, trading activity in our stock can reflect the portfolio strategies and investment allocation changes of institutional holders. Any failure to meet market expectations, whether for sales growth rates, earnings per share or other metrics, could adversely affect our share price. During fiscal year 2020, COVID-19 was a source of volatility in the financial markets.  This volatility also impacted the Company’s stock price.

In the future we could incur unexpected expenses resulting from the sale of the Mitchell’s Restaurants.

Effective January 21, 2015, we sold the Mitchell’s Restaurants and related assets to Landry’s, Inc. and Mitchell’s Entertainment, Inc., an affiliate of Landry’s Inc. (together with Landry’s Inc., “Landry’s”).  Pursuant to the terms of the purchase agreement, upon closing of the sale of the Mitchell’s Restaurants, Landry’s assumed the lease obligations of the Mitchell’s Restaurants.  However, we have guaranteed Landry’s lease obligations aggregating $22.7 million under five of the leases which extend until the leases terminate which may continue into 2040 assuming all options are exercised.  Separate from the purchase agreement, Landry’s has agreed to indemnify the Company in the event of a default under any of the leases.  There is a risk that adverse events may occur that require us to defend against or fulfill an indemnity claim, which could result in unexpected expense.

Risks Related to Our Brand

Negative publicity surrounding our brand, the consumption of beef generally, or shifts in consumer tastes, could reduce sales in one or more of our restaurants and make our brand less valuable.

Our success depends, in large part, upon the reputation of our brand.  Negative publicity resulting from poor food quality, illness, injury or other health concerns, or operating problems including disappointing customer experiences related to one or more restaurants, have occurred in the past, could occur in the future, and could make our restaurants less appealing to consumers.  Further, the influence of social media could make it more difficult for us to respond to negative publicity in a timely or effective manner.  Consumers value readily available information and often act on such information without further investigation and without regard to its accuracy.  The harm may be immediate without affording us the opportunity for redress or correction.  In addition, any shifts in consumer preferences away from the kinds of food we offer, particularly beef, whether because of environmental, dietary or other health concerns or otherwise, would make our restaurants less appealing and adversely affect revenues.  Our restaurants are required to disclose calorie information on menus, which could have an adverse effect on our revenues and results of operations.

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

Our international operations are subject to all the same risks associated with our domestic operations, as well as numerous additional risks. These include, among other things, international economic and political conditions, foreign currency fluctuations and differing cultures and consumer preferences.  We are also subject to governmental regulation in such international markets, including antitrust and tax requirements, anti-boycott regulations, COVID-19 related regulations, import/export/customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act. Any new regulatory or trade initiatives could impact our operations in certain countries. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could harm our business, results of operations and financial condition.

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

Company-owned restaurants are generally located in spaces leased by wholly-owned direct or indirect subsidiaries. Seventy-three of the Company-owned Ruth’s Chris restaurants operate in leased space, of which the majority currently provide for an option to renew for terms ranging from approximately five years to twenty years. Historically, the Company has not had difficulty in renewing its leases in a timely manner. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on sales volumes over specified levels.

The Company reduced its leased space for the corporate headquarters in Winter Park, Florida during fiscal year 2020 from 21,211 square feet to 11,784 square feet with a term set to expire on August 31, 2026.

The Company owns the real estate for one Ruth’s Chris operating restaurant in Ft. Lauderdale, Florida (7,800 square feet).

The following table sets forth information about the Company’s existing Company-owned and franchisee-owned restaurants as of December 27, 2020. As of this same date, the Company operated 74 Ruth’s Chris restaurants and three restaurants operated under contractual agreements. In addition, franchisees operated 72 restaurants. Company-owned Ruth’s Chris restaurants range in size from approximately 4,000 to approximately 13,000 square feet with approximately 180 to 375 seats. The Company expects that future restaurants will range in size from 7,000 to 10,000 square feet with approximately 230 to 250 seats.

Company-Owned Ruth's Chris Restaurants			Franchisee-Owned Ruth's Chris Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
1972	Metairie, LA	Leased	1976	Baton Rouge, LA
1977	Lafayette, LA	Leased	1985	Mobile, AL
1985	Ft. Lauderdale, FL	Owned	1986	Atlanta, GA
1985	Austin, TX	Leased	1987	Pittsburgh, PA
1986	Nashville, TN	Leased	1987	Hartford, CT
1988	Philadelphia, PA	Leased	1991	Richmond, VA
1988	Seattle, WA	Leased	1993	Birmingham, AL
1989	Honolulu, HI	Leased	1993	San Antonio, TX
1989	Memphis, TN	Leased	1993	Taipei, Taiwan
1990	Weehawken, NJ	Leased	1993	Cancun, Mexico
1990	Scottsdale, AZ	Leased	1994	Indianapolis, IN
1992	Palm Desert, CA	Leased	1995	Toronto, Canada
1992	Minneapolis, MN	Leased	1996	Taichung, Taiwan
1993	Arlington, VA	Leased	1996	Indianapolis, IN
1993	Manhattan, NY	Leased	1997	Kowloon, Hong Kong
1994	San Diego, CA	Leased	1997	Raleigh (Cary), NC
1995	Long Island, NY	Leased	1998	Annapolis, MD
1995	Westchester, NY	Leased	1999	Atlanta, GA
1996	Dallas, TX	Leased	2000	Pikesville, MD
1996	Troy, MI	Leased	2000	San Antonio, TX
1996	Tampa, FL	Leased	2001	Kaohsiung, Taiwan
1996	Bethesda, MD	Leased	2001	Queensway, Hong Kong
1997	Irvine, CA	Leased	2001	Cabo San Lucas, Mexico
1997	Jacksonville, FL	Leased	2005	Virginia Beach, VA
1998	Louisville, KY	Leased	2005	Baltimore, MD
1998	Parsippany, NJ	Leased	2005	Atlantic City, NJ
1998	Northbrook, IL	Leased	2005	Charlotte, NC
1999	Coral Gables, FL	Leased	2006	Ocean City, MD
1999	Ponte Vedra, FL	Leased	2006	Destin, FL
1999	Winter Park, FL	Leased	2006	Huntsville, AL
2000	Sarasota, FL	Leased	2006	Edmonton, Canada
2000	Del Mar, CA	Leased	2007	Charlotte, NC
2000	Boca Raton, FL	Leased	2007	Columbia, SC
2000	Wailea, HI	Leased	2007	Mishawaka, IN
2001	Orlando, FL	Leased	2007	Tokyo, Japan
2001	Greensboro, NC	Leased	2007	Madison, WI
2002	Woodland Hills, CA	Leased	2007	Calgary, Canada
2002	Fairfax, VA	Leased	2007	Rogers, AR
2002	Bellevue, WA	Leased	2007	Park City, UT
2003	Walnut Creek, CA	Leased	2008	Aruba
2005	Roseville, CA	Leased	2008	Myrtle Beach, SC
2005	Boston, MA	Leased	2008	Wilmington, NC
2005	Sacramento, CA	Leased	2008	Wilkes-Barre, PA
2006	Bonita Springs, FL	Leased	2008	Raleigh, NC
2006	Mauna Lani, HI	Leased	2008	Savannah, GA
2006	Pasadena, CA	Leased	2009	Greenville, SC

Company-Owned Ruth's Chris Restaurants			Franchisee-Owned Ruth's Chris Restaurants
Prior Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
2007	Lake Mary, FL*	Land Leased	2009	St. Louis, MO
2007	Anaheim, CA*	Land Leased	2009	Durham, NC
2007	Biloxi, MS	Leased	2009	Kennesaw, GA
2007	Knoxville, TN	Leased	2010	Salt Lake City, UT
2007	Tyson's Corner, VA	Leased	2011	Grand Rapids, MI
2007	Waikiki, HI	Leased	2011	Asheville, NC
2007	West Palm Beach, FL	Leased	2012	Singapore
2008	Ft. Worth, TX	Leased	2012	Niagara Falls, Canada
2008	New Orleans, LA	Leased	2013	Las Vegas, NV
2008	Princeton, NJ*	Land Leased	2013	San Juan, Puerto Rico
2008	Fresno, CA	Leased	2013	Chattanooga, TN
2008	South Barrington, IL*	Land Leased	2013	Shanghai, China
2011	Portland, OR	Leased	2014	Alpharetta, GA
2012	Cincinnati, OH	Leased	2014	Boise, ID
2013	Houston, TX	Leased	2014	Taipei, Taiwan
2014	Denver, CO	Leased	2015	Ann Arbor, MI
2014	Gaithersburg, MD	Leased	2015	San Antonio, TX
2014	Marina del Rey, CA	Leased	2016	Jakarta, Indonesia
2015	St. Petersburg, FL	Leased	2016	Odenton, MD
2016	Albuquerque, NM	Leased	2016	Greenville, SC
2016	El Paso, TX	Leased	2017	Chengdu, China
2017	Waltham, MA	Leased	2017	Toronto, Canada
2017	Denver, CO	Leased	2018	Ft. Wayne, IN
2018	Jersey City, NJ	Leased	2018	Markham, Canada
2018	Paramus, NJ	Leased	2019	Chongqing, China
2019	Columbus, OH	Leased	2020	Chesterfield, MO
2019	Somerville, MA	Leased
2020	Washington, D.C.	Leased

			Ruth's Chris Restaurants Under Contractual Agreement
			Year Opened	Locations
			2012	Cherokee, NC
			2017	Tulsa, OK
			2018	Reno, NV

*	The Company owns the building and leases the land pursuant to a long-term ground lease.

Item 3.	LEGAL PROCEEDINGS

See Note 11 of the Notes to the consolidated financial statements for a summary of legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Select Market under the trading symbol “RUTH.” As of February 24, 2021, there were 97 holders of record of its common stock.

During fiscal year 2020, we suspended paying quarterly cash dividends to holders of our common stock due to impacts from COVID-19.  Amendments to the Company’s Credit Agreement currently prohibit the payment of dividends and share repurchases until our Consolidated Leverage Ratio (as defined in the Credit Agreement) is less than 2.50:1:00.  Future decisions to pay cash dividends continue to be dependent on compliance with our Credit Agreement and at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.

Common Stock Repurchase Program

On November 1, 2019, the Company announced that its Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors. The new share repurchase program replaced the Company’s previous share repurchase program announced in November 2017, which has been terminated. We did not purchase any shares during the fourth quarter of fiscal year 2020.  The previous share repurchase program had permitted the repurchase of up to $60 million of outstanding common stock, of which approximately $11.5 million remained unused upon its termination. The Company conducts any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of its shares.  The program has no termination date.  As of December 27, 2020, $41.6 million remained available for further purchases under the new program.  The Company’s ability to make future stock purchases under the program is currently limited by our credit agreement.  Under our credit agreement, we are limited to $100.0 million restricted junior payments, which include cash dividends, repurchases of common stock  and prepayments of subordinated indebtedness, if our consolidated leverage ratio is greater than or equal to 2.00:1.00.  During fiscal year 2020 the Company’s consolidated leverage ratio exceeded 2.00:1.00.  As of December 27, 2020, $126.4 million of such payments have been made.  As a result of the impacts of our business arising from the COVID-19 pandemic, share repurchases and dividend payments have been indefinitely suspended.

Stock repurchase activity during the fourth fiscal quarter ended December 27, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value that May Yet be Purchased under the Program – Amounts in thousands
September 28, 2020 to November 1, 2020	—	—	—	$41,552
November 2, 2020 to November 29, 2020	—	—	—	$41,552
November 30, 2020 to December 27, 2020	—	—	—	$41,552
Totals for the fiscal quarter	—	—	—	$41,552

Unregistered Recent Sales of Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for information regarding securities authorized for issuance under the Company’s equity compensation plans.

Performance Graph

The following table and graph show the cumulative total stockholder return on the Company’s Common Stock with the S&P 500 Stock Index, the S&P Small Cap 600 Index and the Dow Jones U.S. Restaurants & Bars Index, in each case assuming an initial investment of $100 on December 27, 2015 and full dividend reinvestment.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Ruths Hospitality Group, Inc., the S&P 500 Index,
the S&P Smallcap 600 Index and the Dow Jones US Restaurants & Bars Index

$250
$200
$150
$100
$50
$0
12/27/15
12/25/16
12/31/17
12/30/18
12/29/19
12/27/20
Ruths Hospitality Group, Inc.
S&P 500
S&P Smallcap 600
Dow Jones US Restaurants & Bars

*$100 invested on 12/27/15 in stock or 12/31/15 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2021 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

CUMULATIVE TOTAL RETURN

Assuming an investment of $100 and reinvestment of dividends

	12/24/2015	12/23/2016	12/29/2017	12/28/2018	12/27/2019	12/27/2020
Ruth's Hospitality Group, Inc.	$100	$116	$140	$147	$145	$117
S&P 500	$100	$112	$136	$130	$171	$203
S&P Smallcap 600	$100	$127	$143	$131	$161	$179
Dow Jones US Restaurants & Bars	$100	$106	$131	$142	$176	$209

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

	Fiscal Year Ended
	2020	2019	2018	2017	2016
	($ in thousands)
Income Statement Data:
Revenues:
Restaurant sales	$260,763	$441,361	$427,433	$390,434	$363,147
Franchise income	11,737	17,879	17,919	17,545	17,301
Other operating income	5,248	8,786	6,982	6,844	5,499
Total revenues	277,748	468,026	452,334	414,823	385,947
Costs and expenses:
Food and beverage costs	75,831	127,597	120,112	116,361	107,075
Restaurant operating expenses	150,420	214,715	206,258	185,444	172,999
Marketing and advertising	6,859	15,432	16,639	12,724	11,406
General and administrative costs	33,248	34,643	37,253	32,700	31,488
Depreciation and amortization expenses	21,964	21,354	18,538	14,995	13,434
Pre-opening costs	1,633	1,824	1,875	2,013	1,986
Gain on lease modifications	(206)	—	—	—	—
Loss on impairments	16,548	—	—	3,904	—
Total costs and expenses	306,297	415,565	400,675	368,141	338,388
Operating income (loss)	(28,549)	52,461	51,659	46,682	47,559
Other income (expense):
Interest expense	(4,681)	(2,197)	(1,739)	(821)	(1,154)
Other	26	115	(73)	53	10
Income from continuing operations before income tax expense (benefit)	(33,204)	50,379	49,847	45,914	46,415
Income tax expense (benefit)	(7,910)	8,173	8,247	15,669	15,660
Income (loss) from continuing operations	(25,294)	42,206	41,600	30,245	30,755
Income (loss) from discontinued operations, net of income taxes	—	—	80	(108)	(290)
Net income (loss)	(25,294)	$42,206	$41,680	$30,137	$30,465

	2020	2019	2018	2017	2016
	($ in thousands, except per share data)
Basic earnings (loss) per share:
Continuing operations	$(0.80)	$1.46	$1.40	$1.00	$0.97
Discontinued operations	—	—	0.01	(0.01)	(0.01)
Basic earnings (loss) per share	$(0.80)	$1.46	$1.41	$0.99	$0.96

Diluted earnings (loss) per share:
Continuing operations	$(0.80)	$1.44	$1.37	$0.98	$0.96
Discontinued operations	—	—	0.01	(0.01)	(0.01)
Diluted earnings (loss) per share	$(0.80)	$1.44	$1.38	$0.97	$0.95
Shares used in computing earnings (loss) per common share:
Basic	31,683,920	28,998,382	29,659,461	30,346,999	31,670,189
Diluted	31,683,920	29,376,980	30,273,841	30,916,364	32,108,965
Dividends declared per common share	$0.15	$0.52	$0.44	$0.36	$0.28

Balance Sheet Data (at end of fiscal year):
Cash and cash equivalents	$95,402	$5,567	$5,062	$4,051	$3,788
Total assets	542,674	496,876	254,613	242,096	207,472
Total long-term debt including current portion	115,000	64,000	41,000	50,000	25,000
Total shareholders' equity	107,444	94,145	90,132	79,504	79,009

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes to the consolidated financial statements. We report our financial results on a 52/53-week fiscal year, which ends on the last Sunday in December. Fiscal years 2020, 2019 and 2018 all had 52 weeks of operations.

Overview

Ruth’s Hospitality Group, Inc. develops and operates fine dining restaurants under the trade name Ruth’s Chris Steak House. As of December 27, 2020, there were 149 Ruth’s Chris Steak House restaurants, including 74 Company-owned restaurants, three restaurants operating under contractual agreements and 72 franchisee-owned restaurants, including 21 international franchisee-owned restaurants.

On July 29, 2019, we completed the acquisition of substantially all the assets of three franchisee-owned Ruth’s Chris Steak House restaurants for a cash purchase price of $18.6 million.  The results of operations, financial position and cash flows of the MBR Franchise Acquisition are included in our consolidated financial statements as of the date of the acquisition.  For additional information, see Note 3 of the consolidated financial statements.

All Company-owned Ruth’s Chris Steak House restaurants are located in the United States. The franchisee-owned Ruth’s Chris Steak House restaurants include 21 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Singapore and Taiwan.  In 2018, the Company opened two new Ruth’s Chris Steak House restaurants – one in Jersey City, NJ in August and one in Paramus, NJ in November.  Franchisees opened two new restaurants during 2018, in Ft. Wayne, IN and Markham, Ontario, Canada.  The franchisee-owned Ruth’s Chris Steak House restaurants in Ridgeland, MS and Dubai, United Arab Emirates were closed in March 2018 and April 2018, respectively.  Due to the scheduled expiration of our lease we closed one of our Ruth’s Chris Steak House restaurants in Washington D.C. in December 2018.  In 2019, the Company opened two new Ruth’s Chris Steak House restaurants – one in Columbus, OH in October and one in Somerville, MA in November.  A franchisee opened a new restaurant in 2019 in Chongqing, China.  In 2020, the Company relocated one of its Ruth’s Chris Steak House restaurants in Washington, D.C. due to the expiration of a lease.   Franchisees did not open any new restaurants in 2020.  During fiscal year 2020 nine Company-owned Ruth’s Chris Steak House restaurants were permanently closed and one franchisee-owned Ruth’s Chris Steak House restaurant was permanently closed.

The Ruth’s Chris menu features a broad selection of high-quality USDA Prime and Choice grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling” and topped with butter—complemented by other traditional menu items inspired by our New Orleans heritage. The Ruth’s Chris restaurants reflect the 55-year commitment to the core values instilled by our founder, Ruth Fertel, of caring for our guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere.

Our Ruth’s Chris restaurants cater to special occasion diners and frequent customers, in addition to the business clientele traditionally served by upscale steakhouses, by providing a dining experience designed to appeal to a wide range of guests. We believe our focus on creating this broad appeal provides us with opportunities to expand into a wide range of markets, including many markets not traditionally served by upscale steakhouses. We offer USDA Prime and other high-quality steaks that are aged and prepared to exact company standards and cooked in 1,800-degree broilers. We also offer veal, lamb, poultry and seafood dishes and a broad selection of appetizers. We complement our distinctive food offerings with an award-winning wine list. During the fiscal year 2020, the average check was $82 per person at Company-owned Ruth’s Chris Restaurants.

Recap of Fiscal Year 2020 and Fiscal Year 2019 Operating Results

Operating income for fiscal year 2020 decreased from fiscal year 2019 by $81.0 million to a loss of $28.5 million. Operating loss for fiscal year 2020 was impacted unfavorably by a $180.6 million decrease in restaurant sales, a loss on impairment of $16.5 million and decreases in franchise income and other operating income, which were partially offset by decreased food and beverage costs, restaurant operating expenses, marketing and advertising, and general and administrative expenses.  Lower restaurant sales were attributable to the COVID-19 pandemic effect on Company-owned restaurant sales.  After-tax net income (loss) from continuing operations during fiscal year 2020 decreased from fiscal year 2019 by $67.5 million to a loss of $25.3 million. For information on the impact of COVID-19 and actions taken by the Company in response to the pandemic, see Note 1 of the consolidated financial statements.

Operating income for fiscal year 2019 increased from fiscal year 2018 by $802 thousand to $52.5 million. Operating income for fiscal year 2019 was favorably impacted by a $13.9 million increase in restaurant sales and decreases in marketing and advertising and general and administrative expenses, which were partially offset by increased food and beverage costs, restaurant operating expenses and depreciation and amortization expenses.  Higher restaurant sales were attributable to an increase in both new Company-owned restaurant sales and comparable Company-owned restaurants.  After-tax income from continuing operations during fiscal year 2019 increased from fiscal year 2018 by $606 thousand to $42.2 million. Fiscal year 2019 net income increased from fiscal year 2018 by $526 thousand to $42.2 million.

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

Marketing and Advertising. Marketing and advertising includes all media, production and related costs for both local restaurant advertising and national marketing. We measure the efficiency of our marketing and advertising expenditures by tracking these costs as a percentage of total revenues. We have historically spent approximately 2.5% to 4.0% of total revenues on marketing and advertising.  During fiscal year 2020 marketing and advertising was significantly reduced in response to the COVID-19 pandemic.  It is anticipated that spending in this area will increase throughout fiscal year 2021 as the economy improves.

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

Gain on Lease Modifications.  Gain on lease modifications consist of gains and losses related to changes in the scope of a lease or the consideration for a lease that was not included in the original terms of the lease.  Costs incurred related to the exit of a signed lease are also included.

Loss on Impairments.  Loss on impairments consist of charges recognized by which the carrying amount of an asset exceeds its fair value (net realizable value for inventory).  Impairment charges were taken on fixed assets, inventory, liquor licenses and operating lease right-of-use assets.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of total revenues, unless otherwise marked as a percentage of restaurant sales, for the periods indicated. Our historical results are not necessarily indicative of the operating results that may be expected in the future. Certain prior year amounts have been reclassified to conform to the current year presentation of discontinued operations.

	Fiscal Year
	2020	2019	2018
Revenues:
Restaurant sales	93.9%	94.3%	94.5%
Franchise income	4.2%	3.8%	4.0%
Other operating income	1.9%	1.9%	1.5%
Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	29.1%	28.9%	28.1%
Restaurant operating expenses (percentage of restaurant sales)	57.7%	48.6%	48.3%
Marketing and advertising	2.5%	3.3%	3.7%
General and administrative costs	12.0%	7.4%	8.2%
Depreciation and amortization expenses	7.9%	4.6%	4.1%
Pre-opening costs	0.6%	0.4%	0.4%
Gain on lease modifications	(0.1%)	—	—
Loss on impairment	6.0%	—	—
Total costs and expenses	110.3%	88.8%	88.6%
Operating income (loss)	(10.3%)	11.2%	11.4%

Other income (expense):
Interest expense, net	(1.7%)	(0.5%)	(0.4%)
Other	0.0%	0.0%	(0.0%)
Income (loss) from continuing operations before income tax expense	(12.0%)	10.7%	11.0%
Income tax expense (benefit)	(2.9%)	1.7%	1.8%
Income (loss) from continuing operations	(9.1%)	9.0%	9.2%
Income (loss) from discontinued operations, net of income taxes	—	—	0.0%
Net income	(9.1%)	9.0%	9.2%

Fiscal Year 2020 Compared to Fiscal Year 2019

Restaurant Sales. Restaurant sales decreased $180.6 million, or 40.9%, to $260.8 million during fiscal year 2020 from fiscal year 2019. Comparable Company-owned restaurant sales decreased 40.2%, which consisted of an average check decrease of 6.4%, and a 36.1% decrease in traffic counts as a result of the COVID-19 pandemic.

Franchise Income. Franchise income decreased $6.1 million, or 34.4%, to $11.7 million during fiscal year 2020 from fiscal year 2019. The decrease is primarily attributable to a decrease in sales-based royalty income from a sales decrease as a result of the COVID-19 pandemic.

Other Operating Income. Other operating income decreased $3.5 million, or 40.3%, to $5.2 million during fiscal year 2020 from fiscal year 2019. Other operating income includes our share of income from managed restaurants, gift card breakage revenue and miscellaneous restaurant income. The change in other operating income was primarily due to a decrease of $1.6 million in breakage revenue and $555 thousand in income from restaurants operating under contractual agreements.

Food and Beverage Costs. Food and beverage costs decreased $51.8 million, or 40.6%, to $75.8 million during fiscal year 2020 from fiscal year 2019. Food and beverage costs, as a percentage of restaurant sales, increased 17 basis points to 29.1% compared to fiscal year 2019 largely due to an increase of 1.6% in total beef costs.

Restaurant Operating Expenses. Restaurant operating expenses decreased $64.3 million, or 29.9%, to $150.4 million during fiscal year 2020 from fiscal year 2019. Restaurant operating expenses, as a percentage of restaurant sales, increased 9.1% to 57.7% compared to fiscal year 2019 primarily due to the impact of fixed costs on lower restaurant sales in 2020.

Marketing and Advertising. Marketing and advertising expenses decreased $8.6 million, or 55.6% to $6.9 million during fiscal year 2020 from fiscal year 2019. Marketing and advertising, as a percent of total revenue, decreased 80 basis points to 2.5% compared to fiscal year 2019. The decrease in marketing and advertising expenses during fiscal year 2020 was attributable to the Company reducing expenses in response to the COVID-19 pandemic.

General and Administrative. General and administrative expenses decreased $1.4 million or 4.0% to $33.2 million during fiscal year 2020 from fiscal year 2019.  The decrease in general and administrative costs was attributable to a reduction of $1.5 million in compensation costs and a $1.2 million reduction in travel related expenses partially offset by an increase in professional fees of $1.3 million.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased $610 thousand to $22.0 million during fiscal year 2020, primarily due to property additions related to new restaurants and remodel projects placed in service within the last twelve months.

Pre-opening Costs. Pre-opening costs remained relatively unchanged at $1.6 million in fiscal year 2020 compared to $1.8 million in fiscal year 2019 and primarily relate to pre-opening rent expense on locations that the Company has taken possession of the property from the landlord.

Gain on Lease Modifications. Gain on lease modifications was $206 thousand in fiscal year 2020.  The Company did not have any gains on lease modifications during fiscal year 2019.  Gain on lease modifications consist of gains and losses related to changes in the scope of a lease or the consideration for a lease that was not included in the original terms of the lease.  Costs incurred related to the exit of a signed lease are also included.  The gain on lease modifications during fiscal year 2020 was attributable to the changes of lease terms in response to the COVID-19 pandemic.

Loss on Impairment. Loss on impairment was $16.5 million in fiscal year 2020.  The Company did not have any loss on impairment expense during fiscal year 2019.  Loss on impairments consist of charges recognized by which the carrying amount of an asset exceeds its fair value (net realizable value for inventory).  Impairment charges were taken on fixed assets, inventory, liquor licenses and lease right-of-use assets triggered by the adverse economic impact of COVID-19.

Interest Expense. Interest expense increased $2.5 million to $4.7 million during fiscal year 2020 from fiscal year 2019. The increase in expense was primarily due to higher average debt balances during fiscal year 2020 compared to fiscal year 2019.

Other Income. During fiscal year 2020 we recognized $26 thousand of other income.  During fiscal year 2019 we recognized $115 thousand of other expense.

Income Tax Expense (Benefit). The effective income tax rates for fiscal years 2020 and 2019 for continuing operations were 23.8% and 16.2%, respectively. The effective tax rate for fiscal year 2020 represents an income tax benefit of $7.9 million, whereas the effective tax rate for fiscal year 2019 represents income tax expense of $8.2 million. The significant change was driven primarily by the Company’s generation of a pre-tax loss from continuing operations in fiscal year 2020, compared with the generation of pre-tax income in fiscal year 2019.

Net Income (Loss). Net loss was $25.3 million during fiscal year 2020 compared to $42.2 million net income during fiscal year 2019 due to the factors noted above.

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

Our business is also subject to seasonal fluctuations. Historically, the percentages of our annual total revenues during the first and fourth fiscal quarters have generally been higher due, in part, to the year-end holiday season and the popularity of dining out in the fall and winter months. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable restaurant sales for any particular period may decrease.

Liquidity and Capital Resources

Overview

Our principal sources of cash during fiscal year 2020 were net cash provided by operating activities, borrowings under our senior credit facility and the issuance of capital stock. Our principal uses of cash during fiscal year 2020 were for principal repayments under our senior credit facility, common stock repurchases, capital expenditures, and dividend payments. Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our statement of cash flows.

In October 2019, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $60 million of outstanding common stock from time to time.  The new share repurchase program replaced the previous share repurchase program announced in October 2017, which has been terminated.  During fiscal year 2020, prior to the World Health Organizations’ declaration of the COVID-19 pandemic, we repurchased 902,000 shares at an aggregate cost of $13.2 million or an average cost of $14.66 per share, under a Rule 10-b5-1 plan. All repurchased shares were retired and cancelled. As of December 27, 2020, $41.6 million remained available for future purchases under the share repurchase program.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. In the first quarter of fiscal year 2020, we paid a cash dividend of $0.15 per share, or $4.4 million in the aggregate. We paid a quarterly cash dividend of $0.13 per share, or $3.8 million to $4.0 million in the aggregate, during each of the quarters of fiscal year 2019.  As a result of the impacts to our business arising from the COVID-19 pandemic, the Company has suspended its share repurchase program and dividend payments.  Amendments to the Company’s revolving credit facility currently prohibit the payment of dividends and share repurchases until our Consolidated Leverage Ratio (as defined in the revolving credit facility) is less than 2.50:1.00.

We believe that our current cash position, $95.4 million as of December 27, 2020, coupled with our anticipated cash flow from operations should provide us with adequate liquidity in fiscal year 2021.

Senior Credit Facility

As of December 27, 2020, prior to the Sixth Amendment (as defined and described below), we had $115.0 million of outstanding indebtedness under our senior credit facility and approximately $4.8 million of outstanding letters of credit. As of December 27, 2020, the weighted average interest rate on our outstanding debt was 3.8% and the weighted average interest rate on our outstanding letters of credit was 2.9%.  In addition, the commitment fee on the daily unused average portion of our senior credit facility was 0.4%.

On February 2, 2017, the Company’s senior credit facility is available pursuant to a credit agreement entered into with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (as amended as of the end of fiscal year 2020, the “Credit Agreement”).  The Credit Agreement provides for a revolving credit facility of $120.0 million with a $5.0 million subfacility of letters of credit and a $5.0 million subfacility for swingline loans. The Credit Agreement, as amended in January 2021, has a maturity date of February 2, 2023.

At the Company’s option, revolving loans may bear interest at (i) LIBOR, plus an applicable margin or (ii) the highest of (a) the rate publicly announced by Wells Fargo as its prime rate, (b) the average published federal funds rate in effect on such day plus 0.50% and (c) one month LIBOR plus 1.00%, plus an applicable margin (the rate described in this clause (ii) prior to adding the applicable margin, the “Base Rate”).  The applicable margin is based on the Company’s actual leverage ratio as defined in the Credit Agreement (“Consolidated Leverage Ratio”), ranging (a) from 1.50% to 2.50% above the applicable LIBOR rate or (b) at the Company’s option, from 0.50% to 1.50% above the applicable Base Rate. From May 7, 2020, the date of the Third Amendment to the Credit Agreement (the “Third Amendment”), until the Calculation Date for the fiscal quarter ending March 28, 2021, interest rates on loans under the Credit Agreement are 2.75% and 1.75% above the LIBOR Rate and Base Rate, respectively, and the fee for the daily unused availability under the revolving credit facility is 0.40%.  Thereafter, interest rate margins and the fee for the unused commitment will be calculated based on the Consolidated Leverage Ratio in accordance with the Credit Agreement.  The term “Calculation Date” means the date five (5) business days after the day on which the Company provides a compliance certificate required for its most recently ended fiscal quarter.

The Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants, as described below, requiring a minimum fixed coverage charge ratio as defined in the Credit Agreement (“Fixed Charge Coverage Ratio”) limiting the Company’s Consolidated Leverage Ratio and requiring the Company to hold a certain specified amount of cash.  The Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company. If any event of default occurs and is not cured within the applicable grace period or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments and the lenders’ commitments may be terminated. The obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries and are secured by a lien on substantially all of the Company’s personal property assets other than any equity interest in current and future subsidiaries of the Company.

Among the covenant obligations with which the Company must comply, the Credit Agreement requires the Company to comply with the following:

•	Minimum aggregate cash holding requirements through March 2021 in an amount equal to the following amount for each month set forth below:

October 2020	$44,000,000
November 2020	$44,000,000
December 2020	$53,000,000
January 2021	$55,000,000
February 2021	$56,000,000
March 2021	$58,000,000
•

Fixed Charge Coverage Ratio of at least 1.25 to 1.00.  The Third Amendment waived the requirement to maintain any Fixed Charge Coverage Ratio for the remainder of fiscal year 2020 but, commencing with the fiscal quarter ending March 28, 2021, requires that the Company maintain a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00 on an annualized basis, which will exclude the impact of fiscal year 2020.  Under the Third Amendment, the Company is limited in its ability to complete acquisitions until it can demonstrate compliance with the minimum Fixed Charge Coverage Ratio following the end of the fiscal quarter ending March 28, 2021.

•

Consolidated Leverage Ratio of not more than 2.75 to 1.00.  The Third Amendment waived any Consolidated Leverage Ratio requirement for the remainder of fiscal year 2020 but, commencing with the fiscal quarter ending March 28, 2021, requires a Consolidated Leverage Ratio based on annualized calculations, which will exclude the impact of fiscal year 2020, not to exceed the following thresholds for the periods indicated:

Period	Maximum Ratio
The last day of the first Fiscal Quarter of the 2021 Fiscal Year	5.00 to 1.00
The last day of the second Fiscal Quarter of the 2021 Fiscal Year	4.50 to 1.00
The last day of the third Fiscal Quarter of the 2021 Fiscal Year	4.00 to 1.00

The last day of the fourth Fiscal Quarter of the 2021 Fiscal Year and thereafter	3.00 to 1.00

Under the Credit Agreement, the Fixed Charge Coverage Ratio and Consolidated Leverage Ratio requirements remain in effect through maturity of the loan on February 2, 2023 but the minimum cash holding requirement ends March 2021.

The Credit Agreement allows for non-maintenance capital expenditures when the Consolidated Leverage Ratio is 2.50 to 1.00 or greater in an amount not to exceed 75% of the amount by which Consolidated EBITDA earned during the immediately preceding fiscal quarter exceeds $7.5 million (“Excess EBITDA”).  The Company and its subsidiaries may make non-maintenance capital expenditures with Excess EBITDA at any time after such Excess EBITDA is earned until the Consolidated Leverage Ratio has been reduced to less than 2.50 to 1.00. The Credit Agreement provides that the Company and its subsidiaries may make capital expenditures in any fiscal year in an amount equal to 75% of consolidated EBITDA for the immediately preceding fiscal year when the Consolidated Leverage Ratio is equal to or greater than 1.50 to 1.00 but less than 2.50 to 1.00.  When the Consolidated Leverage Ratio is less than 1.50 to 1.00, the Company and its subsidiaries may make capital expenditures in an unlimited amount.

The Company currently is prohibited from paying any dividends or repurchasing any shares of its common stock if the Company cannot demonstrate that its Consolidated Leverage Ratio is less than 2.50 to 1.00 (both before and after giving effect to the proposed repurchase or dividend), as determined commencing with the second fiscal quarter of 2020.

During the second quarter of fiscal year 2020 the Company received and repaid $20.0 million in loans under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).

Subsequent Amendment of the Credit Agreement

Subsequent to the end of fiscal year 2020, the Company entered into a Sixth Amendment to Credit Agreement (“Sixth Amendment” and the Credit Amendment as amended by the Sixth Amendment, the “Amended Credit Agreement”) which makes certain amendments to the Credit Agreement.  The Sixth Amendment provides for a $10.0 million commitment reduction from the $120.0 million available under the Credit Agreement so that the Amended Credit Agreement will provide for a $110.0 revolving credit facility.  The commitment reduction will be effective as of March 29, 2021, the first day of the Company’s second fiscal quarter for 2021, and if on such date, extensions of credit under the Amended Credit Agreement exceed $110 million, the Company will immediately repay the amount of such excess.  Like the Credit Agreement, the Amended Credit Agreement has a $5.0 million subfacility of letters of credit and a $5.0 million subfacility for swingline loans.

From January 28, 2021 until the Calculation Date for the fiscal quarter ending December 26, 2021, interest rates on loans under the Amended Credit Agreement are 3.00% and 2.00% above the LIBOR Rate and Base Rate, respectively, and the fee for the daily unused availability under the revolving credit facility is 0.40%.  Thereafter, interest rate margins and the fee for the unused commitment will be calculated based on the Consolidated Leverage Ratio (calculated on an actual rather than annualized basis).

Under the Credit Agreement, the Company had to have a Fixed Charge Coverage Ratio of at least 1.25 to 1.00 as of the Company’s fiscal quarter ending on March 28, 2021.  The Sixth Amendment waives such requirement but provides that commencing with the fiscal quarter ending June 27, 2021, the Company must maintain a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00.  For purposes of required compliance with the 1.25 to 1.00 ratio, Fixed Charge Coverage Ratio will be calculated on an annualized basis, which will exclude the impact of fiscal year 2020 and first fiscal quarter of 2021, through the end of fiscal year 2021, and on an actual basis thereafter.

The Credit Agreement required the Company to have a Consolidated Leverage Ratio of not more than 5.00 to 1.00 as of the last day of the first fiscal quarter of 2021.  The Sixth Amendment waives such requirement but provides that commencing with the fiscal quarter ending June 27, 2021, the Company must maintain a Consolidated Leverage Ratio not to exceed the following thresholds for the periods indicated:

Period	Maximum Ratio
The last day of the second Fiscal Quarter of the 2021 Fiscal Year	5.00 to 1.00
The last day of the third Fiscal Quarter of the 2021 Fiscal Year	4.50 to 1.00
The last day of the fourth Fiscal Quarter of the 2021 Fiscal Year	4.00 to 1.00

The last day of the first Fiscal Quarter of the 2022 Fiscal Year and thereafter	3.00 to 1.00

For purposes of calculating required compliance with the maximum ratio, Consolidated Leverage Ratio will be calculated on an annualized basis, which will exclude the impact of fiscal year 2020 and first fiscal quarter of 2021, through the end of fiscal year 2021, and on an actual basis thereafter.

The Sixth Amendment requires the Company and its subsidiaries to meet minimum aggregate cash holding requirements through June 2021 in an amount equal to the following amount for each month set forth below:

January 2021	$50,000,000
February 2021	$50,000,000
March 2021	$50,000,000
April 2021	$40,000,000
May 2021	$40,000,000
June 2021	$40,000,000

Pursuant to the Amended Credit Agreement, the Fixed Charge Coverage Ratio and Consolidated Leverage Ratio requirements remain in effect through maturity of the loan on February 2, 2023 but the minimum cash holding requirement ends in June 2021.

The Sixth Amendment limits non-maintenance capital expenditures by the Company and its subsidiaries to no more than $5.0 million during fiscal year 2021.  The Company and its subsidiaries may fund such non-maintenance capital expenditures during fiscal year 2021 with (i) 75% of consolidated EBITDA earned during a fiscal quarter in excess of $7.5 million (“Capital Expenditure Basket Amount”) and/or (ii) net cash proceeds from the sale-leaseback of a real property located in Florida.  If the Company and its subsidiaries do not use the entire Capital Expenditure Basket Amount in any fiscal quarter, such unutilized amount may be carried forward to increase the aggregate amount of consolidated capital expenditures permitted to be made until the Company can demonstrate that the Consolidated Leverage Ratio is less than 2.50 to 1.00 for the period of four fiscal quarters most recently ended.

Beginning in fiscal year 2022, the Amended Credit Agreement provides that the Company and its subsidiaries may make capital expenditures in any fiscal year in an amount equal to 75% of consolidated EBITDA for the immediately preceding fiscal year when the Consolidated Leverage Ratio is equal to or greater than 1.50 to 1.00 but less than 2.50 to 1.00.  When the Consolidated Leverage Ratio is less than 1.50 to 1.00, the Company and its subsidiaries may make capital expenditures in an unlimited amount.

For purposes of determining to what extent capital expenditures may be made, the Consolidated Leverage Ratio will be calculated on an actual rather than on an annualized basis.

Capital Expenditures and Acquisition of Restaurants

Capital expenditures in fiscal year 2020, which aggregated $10.6 million, pertained primarily to $6.7 million for new restaurants and $3.3 million for restaurant remodel and capital replacement projects.  Capital expenditures in fiscal year 2019, which aggregated $50.3 million, pertained primarily to $14.4 million for restaurant remodel and capital replacement projects; $11.0 million for new restaurants and $18.6 million related to the acquisition of the MBR Franchise Acquisition from the owner franchisee.  Capital expenditures in fiscal year 2018, which aggregated $31.9 million, pertained primarily to $13.1 million for new restaurants and $14.7 million for restaurant remodel projects. We anticipate capital expenditures in fiscal year 2021 will be approximately $8.0 to $10.0 million. We relocated one location in Washington, D.C. to a new leased location in January 2020 and currently expect to open one to two more Company-owned restaurants at leased locations in fiscal year 2021.

Cash Flows

The following table summarizes our primary sources and uses of cash (in thousands):

	Fiscal Year
	2020	2019	2018
Net cash provided by (used in):
Operating activities	$20,085	$72,910	$78,294
Investing activities	(10,620)	(50,281)	(31,907)
Financing activities	80,370	(22,124)	(45,376)
Net increase in cash and cash equivalents	$89,835	$505	$1,011

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

Investing Activities. Fiscal year 2020 investing activities were primarily related to capital expenditure projects.  Fiscal year 2019 pertained primarily to both the acquisition of franchisee owned restaurants and capital expenditure projects.  Fiscal year 2018 investing activities were primarily related to capital expenditure projects.

Financing Activities. Financing activities provided cash in fiscal year 2020 and used cash in fiscal years 2019 and 2018.  During fiscal year 2020 we:  issued common stock for $49.6 million; increased the debt outstanding under our senior credit facility by $51.0 million; repurchased common stock of $13.2 million; paid dividends of $4.4 million; paid $1.6 million in employee taxes in connection with the vesting of restricted stock; and paid $962 thousand in deferred financing costs.  During fiscal year 2019 we:  repurchased common stock of $25.8 million; increased the debt outstanding under our senior credit facility by $23.0 million; paid dividends of $15.6 million; and paid $3.7 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options.  We paid $3.7 million in taxes in connection with the vesting of restricted stock and the exercise of stock options because some recipients elected to satisfy their individual tax withholding obligations by having us withhold a number of vested shares of restricted stock and/or a number of shares otherwise issuable pursuant to stock options.  During fiscal year 2018 we:  repurchased common stock of $18.5 million; paid dividends of $13.5 million; decreased the debt outstanding under our senior credit facility by $9.0 million; and paid $4.3 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options.

Contractual Obligations

The following table summarizes our contractual obligations as of December 27, 2020:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
	(in millions)
Long-term debt obligations	$124.2	$4.5	$119.7	$—	$—
Operating lease obligations	323.8	33.2	51.4	47.3	191.9
Total	$448.0	$37.7	$171.1	$47.3	$191.9

Long-term debt obligations include principal maturities and expected interest payments. Expected interest payments were estimated using the interest and fee rates under our senior credit facility as of December 27, 2020. Operating lease obligations do not include contingent rent, common area maintenance, property taxes and other pass through charges from our landlords. The above table does not include recorded liabilities to vendors or employees nor does it include routine purchase commitments shorter than twelve months in duration for food and supplies.

Pursuant to the terms of the purchase agreement, upon closing of the sale of the Mitchell’s Restaurants in January 2015, Landry’s assumed the lease obligations of the Mitchell’s Restaurants.  However, the Company has guaranteed Landry’s lease obligations aggregating $22.7 million under five of the leases. Separate from the purchase agreement Landry’s has agreed to indemnify the Company in the event of a default under any of the leases. The above table does not include potential lease obligations for the Mitchell’s Restaurants.

Off-Balance Sheet Arrangements

As of December 27, 2020, we do not have any off-balance sheet arrangements.

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

Deferred Gift Card Revenue and Gift Card Breakage Revenue

Revenue from restaurant sales is recognized when food and beverage products are sold. Deferred revenue primarily represents the Company’s liability for gift cards that have been sold but not yet redeemed and is recorded at the expected redemption value. When the gift cards are redeemed, the Company recognizes restaurant sales and reduces the deferred revenue liability. Company issued gift cards redeemed at franchisee-owned restaurants reduce the deferred revenue liability but do not impact our restaurant sales. Gift card transactions involving franchisees are settled on a monthly basis through the Company’s third-party gift card provider. The expected redemption value of gift cards represents the full value of all gift cards issued less the amount the Company has recognized as other operating income for gift cards that are not expected to be redeemed.

The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage. Gift card breakage produces a revenue stream which is a key element of the profitability of the Company’s gift card program and is classified as a component of other operating revenue.

The Company’s accounting method for recognizing breakage revenue is the redemption method.  Under the redemption method, breakage revenue is recognized and the gift card liability is derecognized for unredeemed gift cards in proportion to actual gift card redemptions based on historical breakage rates, including breakage rates during previous economic recessions. The Company continues to review historical gift card redemption information and considers any changes in redemption patterns as a result of the current economic environment, to assess the reasonableness of projected gift card breakage rates and patterns of redemption. Future gift card usage may be different than our historical experience and as result our estimate of cards not expected to be redeemed is subject to inherent uncertainty.  If actual redemption activity differs significantly from our historical experience our deferred revenue liability and results of operations could be materially impacted.

Impairment of Long-Lived Assets

We review property and equipment (which includes leasehold improvements), purchased intangibles subject to amortization, and operating lease right-of-use (ROU) assets for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of permanent impairment. In determining future cash flows, we make significant estimates with respect to future operating results of each restaurant over the expected remaining life of the primary asset in the restaurant. If assets are determined to be impaired, the loss on impairment is measured by calculating the amount by which the asset-carrying amount exceeds its fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record additional losses on impairment on these assets. During fiscal year 2020, the Company recognized $16.5 million in impairment loss due to the decline in the estimated fair value of the long-lived assets, including property, plant and equipment, inventory, liquor licenses, and lease right-of-use assets at thirteen locations.  As a result of COVID-19, the Company closed nine locations and estimated significant declines in restaurant profitability in several locations which resulted in a decrease in estimated fair value attributable to these restaurants.

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

Valuation and Recoverability of Goodwill and Franchise Rights

Goodwill and franchise rights arise primarily from our acquisition of franchisee-owned Ruth’s Chris restaurants.  We recognized $7.1 million of franchise rights and $9.0 million of goodwill related to the MBR Franchise Acquisition completed on July 29, 2019.  During fiscal year 2020 a territory rights impairment charge of $3.1 million was taken at two locations.

Prior to the MBR Franchise Acquisition, the most significant acquisitions were completed in 1996, 1999, 2006, 2007 and 2017. Goodwill is not subject to amortization and franchise rights acquired prior to 2008 are also not subject to amortization. Such assets must be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The annual testing date for determining whether goodwill and other intangible assets are impaired is the last day of the Company’s 48th fiscal week, which in fiscal year 2020 was November 29, 2020.  A variety of inherently uncertain estimates, judgments and projections are used in both assessing whether there has been an indicator that an impairment of an intangible asset may have occurred.  We performed our annual impairment test of our goodwill and franchise rights using a qualitative assessment.  In using the qualitative approach, we evaluated factors, including but not limited to, recent financial performance; forecasts for future cash flows; our stock price and market capitalization; recent impairment tests; legal factors; the business climate; and the competitive environment.  Adverse changes in these factors, as occurred during fiscal year 2020 as a result of the COVID-19 pandemic, had a significant impact on the recoverability of these assets resulting in an impairment loss of $3.1 million against acquired territory rights.  If we determine that it is more likely than not that an intangible asset may be impaired, we are required to estimate its fair value. Because similar intangible assets are not bought and sold regularly in public markets, estimates of fair value of our intangible assets are inherently uncertain.

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

In June 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses.  This update requires immediate recognition of management’s estimates of current expected credit losses.  This update was effective for the Company in the first quarter of fiscal year 2020.  The adoption of ASU 2016-13 did not have a significant impact on the Company’s ongoing financial reporting.

In January 2017 the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Impairment Test for Goodwill.  This update eliminated the calculation of implied goodwill fair value.  This update was effective for the Company in the first quarter of fiscal year 2020.  The adoption of ASU 2017-04 did not have a significant impact on the Company’s ongoing financial reporting.

In August 2018 the FASB issued ASU 2018-13, Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  This update eliminated the calculation of implied goodwill fair value.  This update was effective for the Company in the first quarter of fiscal year 2020.  The adoption of ASU 2018-13 did not have a significant impact on the Company’s ongoing financial reporting.

In August 2018 the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).  This update aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  This update was effective for the Company in the first quarter of fiscal year 2020. The adoption of ASU 2018-15 did not have a significant impact on the Company’s ongoing financial reporting.

In August 2018 the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses.  This update clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20.  Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842.  This update was effective for the Company in the first quarter of fiscal year 2020. The adoption of ASU 2018-19 did not have a significant impact on the Company’s ongoing financial reporting.

Recent Accounting Pronouncements for Future Application

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

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 27, 2020, the Company had $115.0 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical 100 basis point change in interest rates as of December 27, 2020 would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2021 of approximately $1.2 million.

Effects of Healthcare Inflation

The Company is exposed to market price fluctuations related to the cost of providing healthcare to its employees.  Claim trends are predicted to outpace inflation throughout the upcoming year.  Pharmacy costs are also rising in excess of general and medical cost inflation.  If prices increase, or the Company experiences significantly more claims, operating margins could be materially adversely affected.  Holding other variables constant, a hypothetical 10% fluctuation in healthcare costs would have an approximate impact on pre-tax earnings of approximately $1.1 million for the 2021 fiscal year.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations. Franchise fee revenue from international locations aggregated $1.9 million in fiscal year 2020, $2.9 million in fiscal year 2019 and $2.7 million in fiscal year 2018.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. As of December 27, 2020, we have negotiated set pricing on approximately 65% of our beef supply through March 2021 at an expected savings of approximately 15% in the first fiscal quarter of 2021 compared to current market prices.  The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margins could be materially adversely affected. Holding other variables constant, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $3 million to $4 million for fiscal year 2021.

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

Effects of Inflation

Components of the Company’s operations subject to inflation include food, beverage, lease and labor costs. The Company’s leases require it to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. The Company believes that general inflation, excluding increases in food, labor and employee health plan costs, has not had a material impact on its results of operations in recent years.  Recently, governmental entities acted to increase minimum wage rates in several jurisdictions where Company-owned restaurants are located, which will increase our operating costs. The increased minimum wage rates are expected to increase employee compensation and related taxes by approximately $1 million to $2 million in fiscal year 2021 compared to fiscal year 2020.  Also, the U.S. government may act to increase the federal minimum wage rate and/or decrease or eliminate the tip credit which could further increase employee compensation and related taxes in 2021 if adopted.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 27, 2020. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 27, 2020 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2020. In making this assessment, management applied the criteria based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of the Company’s internal control over financial reporting. Based upon this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 27, 2020.

KPMG LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements included herein and issued an audit report on the Company’s internal control over financial reporting as of December 27, 2020, which follows.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ending December 27, 2020, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Ruth’s Hospitality Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Ruth’s Hospitality Group, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 27, 2020 and December 29, 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 27, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 5, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Orlando, Florida

March 5, 2021

Item 9B.	OTHER INFORMATION

On March 1, 2021, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved certain modifications to incentive compensation payments for the fiscal year ended December 27, 2020 for each of our named executive officers and Home Office employees.  The COVID-19 pandemic has significantly affected the global economy and strained the restaurant industry, including the Company.  The Compensation Committee has taken these impacts into account in its evaluation of the Company’s compensation arrangements.

The Company’s performance results under its fiscal 2020 Bonus Plan and performance-based annual restricted stock grants were negatively impacted by the COVID-19 pandemic.  The Company’s 2020 financial results did not exceed 2019’s actual adjusted EBITDA and, therefore, the calculations for the award of annual performance-based restricted stock grants would have resulted in no grant of annual performance-based restricted stock.  The Compensation Committee determined that it would not award to the management team any performance-based annual restricted stock grants for fiscal year 2020 under our 2018 Omnibus Incentive Plan.

Additionally, because of the negative impact of the COVID-19 pandemic, under the 2020 Bonus Plan, the Company’s 2020 financial results did not exceed 2019’s actual adjusted EBITDA and, therefore, the Bonus Plan calculations would have resulted in a bonus of zero for all Home Office employees, including the management team.  In reviewing and assessing the Company’s overall performance for fiscal year 2020 and the impact of the COVID-19 pandemic on the Company and its industry, the Compensation Committee reviewed and considered the following items in addition to the Company’s financial results:

•	The significant work performed by the Company’s management team and Home Office employees to address the impacts of the COVID-19 pandemic, including:
o	Implementation of safety measures in all of our Company-operated restaurants to protect guests and Team Members;
o	Modifications to the Company’s business operations to allow the Company to serve guests during the COVID-19 pandemic;
o	Management of uncertain and changing federal, state and local regulatory environments in connection with the COVID-19 pandemic;
o	Implementation of reductions in ongoing operating expenses;
o	Reductions of Home Office and field expenses;
o	Discussions and negotiations with landlords and vendors to reduce payments;
o	Facilitation of the successful reopening of the Company’s dining rooms;
o	Widespread implementation of the Ruth’s Anywhere program throughout the Company’s restaurants to enhance revenue in restaurants;
o	Increased workloads as a result of furloughed employees (as part of the reduction in Home Office and field expenses);
•

Actions by the management team to preserve and strengthen the Company’s liquidity and financial position, including entry into second, third, fourth, fifth, and sixth amendments to the Company’s Credit Agreement; and

•	Retention of key employees and management.

Based on its evaluation of these items and all other considerations it deemed relevant and appropriate, and in conjunction with recommendations by the Compensation Committee’s independent compensation consultants, the Compensation Committee decided to award cash bonuses under the Home Office Bonus Program at 65% of each individual recipient’s full bonus potential for fiscal year 2020.  With regard to each of our named executive officers and other members of our management team, this results in the following cash bonus awards:

Name	100% of Potential Bonus	Actual Award (65% of Full Bonus Potential)
Henry, Cheryl J.	$975,000	$633,750
Chipman, Kristy	$315,000	$204,750
Haak, Arne	$281,250	$182,813
Mirdamadi, Susan L.	$255,000	$165,750
Lynch, Marcy N.	$192,000	$124,800
Hyatt, David	$142,500	$ 92,625

Further information regarding executive compensation will be set forth in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

On balance, the Compensation Committee believes that (a) the decision to award no performance-based stock grants to the management team and (b) the discretionary bonus award to all Home Office employees balances the performance and retention objectives of the Company’s executive compensation program during these unprecedented times.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Information as of December 27, 2020 concerning compensation plans under which our equity securities are authorized for issuance was as follows:

			Number of Securities
			Remaining Available for
			Future Issuance Under an
	Number of Securities to	Weighted-Average	Equity Compensation Plan
	be Issued Upon Exercise	Exercise Price of	(Excluding Securities
Plan Category	of Outstanding Awards	Outstanding Awards	Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
Amended and Restated 2005 Long-Term Equity Incentive Plan	185,487	N/A	—
2018 Omnibus Incentive Plan	559,027	N/A	2,218,469

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

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

See Index to Consolidated Financial Statements appearing on page F-1. All schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

(b) Exhibits.

See Exhibit Index appearing on page 45 for a list of exhibits filed with or incorporated by reference as part of this Annual Report on Form 10-K.

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

3.1.1

Certificate of Amended and Restated Certificate of Incorporation of Ruth’s Hospitality Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 5, 2010).

3.1.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ruth’s Hospitality Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 3, 2015).

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 27, 2016).

3.2	Amended and Restated By-Laws of Ruth’s Hospitality Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 25, 2019).

4.1	Description of Registrant Securities (incorporated by reference to Exhibit 4-1 to the Company’s Annual Report on Form 10-K filed February 27, 2020).

10.1	License Agreement dated July 16, 1999 between Ruth U. Fertel and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.2*	Amended and Restated 2005 Long-Term Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed April 19, 2013).

10.3*	Amendment No. 1 to Amended and Restated 2005 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed March 8, 2017).

10.4*

Form of Stock Option Agreement under the Company’s 2005 Long-Term Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 filed August 8, 2005).

Exhibit	Description

10.5*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed March 8, 2017).

10.6*	Form of Restricted Stock Award Agreement (Performance Award) (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed March 8, 2017).

10.7*	Omnibus Amendment to Award Agreements (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed March 8, 2017).

10.8*	Ruth’s Hospitality Group, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Annex A of the registrant’s Definitive Proxy Statement filed March 30, 2018).

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

10.13

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

10.15

Credit Agreement, dated as of February 2, 2017, by and among the Company, the Guarantors, the Lenders and Wells Fargo Bank, National Association, as administrative agent and Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 8, 2017).

10.16

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

10.17

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

10.18

Third Amendment, dated as of May 7, 2020, to Credit Agreement, dated as of February 2, 2017, by and among the Company, the  Guarantors, the Lenders and Wells Fargo Bank, National Association, as administrative agent and Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2020).

10.19

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

10.20

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

Exhibit	Description
10.21

Sixth Amendment, dated as of January 28, 2021, to Credit Agreement, dated as of February 2, 2017, by and among the Company, the  Guarantors, the Lenders and Wells Fargo Bank, National Association, as administrative agent and Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2021).

10.22*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated June 4, 2018, between the Company and Cheryl Henry (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 4, 2018).

10.23*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated June 4, 2018, between the Company and Michael P. O’Donnell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 4, 2018).

10.24*

Retirement, Transition, and Release of Claims Agreement, between the Company and Michael P. O’Donnell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2020).

10.25*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement, effective as of August 8, 2011, by and between Ruth’s Hospitality Group, Inc. and Arne G. Haak (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 29, 2011).

10.26*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement, effective as of October 24, 2018, by and between Ruth’s Hospitality Group, Inc. and Susan G. Mirdamadi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 25, 2018).

10.27*	Form of Addendum to Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 30, 2020).

10.28*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement, effective as of November 9, 2020, by and between Ruth’s Hospitality Group, Inc. and Kristy Chipman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 12, 2020).

10.29*	Separation, Transition, and Release of Claims Agreement, effective as of December 2, 2020, by and between Ruth’s Hospitality Group, Inc. and Arne G. Haak.

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because it's XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 5, 2021

RUTH’S HOSPITALITY GROUP, INC.

By:	/s/ CHERYL J. HENRY
Cheryl J. Henry President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Dates

/s/ CHERYL J. HENRY	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2021
Cheryl J. Henry

/s/ KRISTY CHIPMAN	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2021
Kristy Chipman

/s/ MICHAEL P. O’DONNELL	Chairman of the Board	March 5, 2021
Michael P. O’Donnell

/s/ ROBIN P. SELATI	Lead Director	March 5, 2021
Robin P. Selati

/s/ GIANNELLA ALVAREZ	Director	March 5, 2021
Giannella Alvarez

/s/ MARY BAGLIVO	Director	March 5, 2021
Mary Baglivo

/s/ CARLA R. COOPER	Director	March 5, 2021
Carla R. Cooper

/s/ STEPHEN M. KING	Director	March 5, 2021
Stephen M. King

/s/ MARIE L. PERRY	Director	March 5, 2021
Marie L. Perry

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Ruth’s Hospitality Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ruth’s Hospitality Group, Inc. and subsidiaries (the Company) as of December 27, 2020 and December 29, 2019 the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 27, 2020, and the related notes (collectively, the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2020 and December 29, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 27, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that:  (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the gift card breakage rate

As discussed in Notes 2(l) and 5 to the consolidated financial statements, the Company’s liability for gift cards sold but not yet redeemed as of December 27, 2020 was $59.0 million.  The liability represents the full value of all gift cards sold less the amount the Company has recognized as income for gift cards that are not expected to be redeemed.  The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage.  Gift card breakage is estimated based on historical breakage rates, including breakage rates during previous economic recessions, while considering any changes in redemption patterns as a result of the current economic environment.

We identified the evaluation of the gift card breakage rate as a critical audit matter.  Testing the gift card breakage rate involved a high degree of subjectivity, because future gift card usage may be different than historical experience and is subject to inherent uncertainty.

The following are the primary procedures we performed to address this critical audit matter.  We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter.  This included controls related to the Company’s gift card process including the gift card issuance and redemption data used to develop the breakage rate.  We assessed the Company’s estimated breakage rate, including the underlying gift card issuance and redemption data.  We compared an independent acceptable range to the amount recorded by the Company.  We compared the historically estimated breakage, including breakage during previous economic recessions, against actual breakage to assess the Company’s ability to accurately forecast gift card breakage.  We analyzed redemptions as a percentage of sales to identify any changes in redemption patterns as a result of the current economic environment.

Evaluation of long-lived assets impairment

As discussed in Notes 2(j), 6, 7 and 8 to the consolidated financial statements, property and equipment, net, amortizing franchise rights, and operating lease right-of-use assets, were $119.9 million, $12.3 million and $188.4 million, respectively, as of December 27, 2020.  The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.  Based upon the analyses performed primarily resulting from several coronavirus disease 2019 (COVID-19) pandemic factors, including significant reduction in guest traffic at the restaurants, state and local government mandated restrictions including suspension of dine-in operations, and resulting changes in consumer behavior, the Company recognized pre-tax impairment charges for long-lived assets of $12.7 million in fiscal year 2020.

We identified the evaluation of long-lived assets for impairment as a critical audit matter.  Subjective auditor judgment was required to evaluate the forecasted sales, including the effects of the COVID-19 pandemic and resulting duration of the economic downturn.

The following are the primary procedures we performed to address this critical audit matter.  We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter.  This included controls related to the Company’s long-lived assets impairment process and a control related to the forecasted sales.  To test the Company’s impairment assessment, we evaluated the Company’s ability to accurately forecast future sales by comparing the Company’s forecasts to historical results, to actual results from take-out and delivery services, to actual results from restaurants that had resumed dine-in services, and to market and industry data.  We performed sensitivity analyses over the forecasted sales to evaluate the change in the impairment analysis of each asset group resulting from changes in forecasted sales.

/s/    KPMG LLP

We have served as the Company’s auditor since 1994.

Orlando, Florida

March 5, 2021

RUTH'S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 27,	December 29,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$95,402	$5,567
Accounts receivable, less allowance for doubtful accounts 2020 - $322; 2019 - $241	24,309	23,769
Inventory	6,930	9,623
Prepaid expenses and other	3,653	3,052
Total current assets	130,294	42,011
Property and equipment, net of accumulated depreciation 2020 - $177,277; 2019 - $173,845	119,887	142,962
Operating lease right of use assets	188,386	206,358
Goodwill	45,549	45,549
Franchise rights, net of accumulated amortization 2020 - $6,534; 2019 - $4,401	44,484	49,916
Other intangibles, net of accumulated amortization 2020 - $1,569; 2019 - $1,439	4,114	4,449
Deferred income taxes	8,616	4,929
Other assets	1,344	702
Total assets	$542,674	$496,876

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$4,101	$13,598
Accrued payroll	15,344	17,303
Accrued expenses	6,449	10,574
Deferred revenue	59,030	52,856
Current operating lease liabilities	20,854	14,313
Other current liabilities	2,543	4,237
Total current liabilities	108,321	112,881
Long-term debt	115,000	64,000
Operating lease liabilities	209,654	223,292
Unearned franchise fees	2,186	2,489
Other liabilities	69	69
Total liabilities	435,230	402,731
Commitments and contingencies (Note 11)	—	—
Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 34,256,921 shares issued and outstanding at December 27, 2020, 28,418,691 shares issued and outstanding at December 29, 2019	343	284
Additional paid-in capital	83,424	40,462
Retained earnings	23,677	53,399
Treasury stock, at cost; 71,950 shares at December 27, 2020 and December 29, 2019	—	—
Total shareholders' equity	107,444	94,145
Total liabilities and shareholders' equity	$542,674	$496,876

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollar amounts in thousands, except share and per share data)

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2020	2019	2018
Revenues:
Restaurant sales	$260,763	$441,361	$427,433
Franchise income	11,737	17,879	17,919
Other operating income	5,248	8,786	6,982
Total revenues	277,748	468,026	452,334

Costs and expenses:
Food and beverage costs	75,831	127,597	120,112
Restaurant operating expenses	150,420	214,715	206,258
Marketing and advertising	6,859	15,432	16,639
General and administrative costs	33,248	34,643	37,253
Depreciation and amortization expenses	21,964	21,354	18,538
Pre-opening costs	1,633	1,824	1,875
Gain on lease modifications	(206)	—	—
Loss on impairment	16,548	—	—
Total costs and expenses	306,297	415,565	400,675
Operating income (loss)	(28,549)	52,461	51,659
Other income (expense):
Interest expense, net	(4,681)	(2,197)	(1,739)
Other	26	115	(73)
Income (loss) from continuing operations before income tax expense	(33,204)	50,379	49,847
Income tax expense (benefit)	(7,910)	8,173	8,247
Income (loss) from continuing operations	(25,294)	42,206	41,600
Income (loss) from discontinued operations, net of income taxes	—	—	80
Net income (loss)	(25,294)	$42,206	$41,680

Basic earnings (loss) per common share:
Continuing operations	$(0.80)	$1.46	$1.40
Discontinued operations	—	—	0.01
Basic earnings (loss) per share	$(0.80)	$1.46	$1.41

Diluted earnings (loss) per common share:
Continuing operations	$(0.80)	$1.44	$1.37
Discontinued operations	—	—	0.01
Diluted earnings (loss) per share	$(0.80)	$1.44	$1.38

Shares used in computing earnings (loss) per common share:
Basic	31,683,920	28,998,382	29,659,461
Diluted	31,683,920	29,376,980	30,273,841

Cash dividends declared per common share	$0.15	$0.52	$0.44
See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(Amounts in thousands)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders'
	Shares	Value	Capital	Earnings	Shares	Value	Equity
Balance at December 31, 2017	29,646	$296	$77,017	$2,191	72	$—	$79,504
Net income	—	—	—	41,680	—	—	41,680
Cash dividends	—	—	—	(13,527)	—	—	(13,527)
Repurchase of common stock	(689)	(7)	(18,532)	—	—	—	(18,539)
Shares issued under stock compensation plan net of shares withheld for tax effects	312	3	(4,313)	—	—	—	(4,310)
Stock-based compensation	—	—	7,647	—	—	—	7,647
Cumulative effect of a change in accounting principle (Note 5)	—	—	—	(2,324)	—	—	(2,324)
Balance at December 30, 2018	29,269	293	61,819	28,020	72	—	90,132
Net income	—	—	—	42,206	—	—	42,206
Cash dividends	—	—	—	(15,566)	—	—	(15,566)
Repurchase of common stock	(1,149)	(12)	(25,806)	—	—	—	(25,818)
Shares issued under stock compensation plan net of shares withheld for tax effects	299	3	(3,707)	—	—	—	(3,704)
Stock-based compensation	—	—	8,157	—	—	—	8,157
Cumulative effect of a change in accounting principle (Note 4)	—	—	—	(1,261)	—	—	(1,261)
Balance at December 29, 2019	28,419	284	40,462	53,399	72	—	94,145
Net loss	—	—	—	(25,294)	—	—	(25,294)
Stock issuance	6,455	65	49,493				49,558
Cash dividends	—	—	—	(4,428)	—	—	(4,428)
Repurchase of common stock	(902)	(9)	(13,217)	—	—	—	(13,226)
Shares issued under stock compensation plan net of shares withheld for tax effects	285	3	(1,576)	—	—	—	(1,573)
Stock-based compensation	—	—	8,261	—	—	—	8,261
Balance at December 27, 2020	34,257	$343	$83,424	$23,677	72	$—	$107,444

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(25,294)	$42,206	$41,680
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,964	21,354	18,538
Deferred income taxes	(3,688)	837	341
Non-cash interest expense	346	86	82
Loss on impairment	16,548	—	—
Amortization of below market lease	—	—	79
Stock-based compensation expense	8,261	8,157	7,647
Changes in operating assets and liabilities:
Accounts receivable	1,939	343	2,151
Inventories	1,983	(52)	(608)
Prepaid expenses and other	(603)	(417)	151
Other assets	(25)	(150)	(42)
Accounts payable and accrued expenses	(13,340)	(2,624)	2,590
Deferred revenue	6,174	3,761	5,383
Deferred rent	—	—	1,462
Operating lease liabilities and assets	5,530	608	—
Other liabilities	290	(1,199)	(1,160)
Net cash provided by operating activities	20,085	72,910	78,294
Cash flows from investing activities:
Acquisition of property and equipment	(10,620)	(31,668)	(31,907)
Acquisition of franchise restaurant, net of cash acquired	—	(18,613)	—
Net cash used in investing activities	(10,620)	(50,281)	(31,907)
Cash flows from financing activities:
Principal borrowings on long-term debt	85,000	54,000	33,000
Principal repayments on long-term debt	(34,000)	(31,000)	(42,000)
Principal borrowings from the CARES Act loan	20,000	—	—
Principal repayments on the CARES Act loan	(20,000)	—	—
Repurchase of common stock	(13,226)	(25,818)	(18,539)
Net proceeds from the sale of common stock	49,558	—	—
Cash dividend payments	(4,428)	(15,566)	(13,527)
Tax payments from the vesting of restricted stock and option exercises	(1,573)	(3,720)	(4,342)
Proceeds from the exercise of stock options	—	16	32
Deferred financing costs	(961)	(36)	—
Net cash provided by (used in) financing activities	80,370	(22,124)	(45,376)
Net increase in cash and cash equivalents	89,835	505	1,011
Cash and cash equivalents at beginning of year	5,567	5,062	4,051
Cash and cash equivalents at end of year	$95,402	$5,567	$5,062
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest, net of capitalized interest	$4,299	$1,988	$1,658
Income taxes	$(1,428)	$8,265	$8,467
Noncash investing and financing activities:
Accrued acquisition of property and equipment	$72	$4,374	$2,390

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

As of December 27, 2020, there were 149 Ruth’s Chris Steak House restaurants, of which 74 were Company-owned, 72 were franchisee-owned, and three locations were operating under contractual agreements. All Company-owned restaurants are located in the United States. The franchisee-owned restaurants include 21 international restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Singapore and Taiwan.  One Company-owned Ruth’s Chris Steak House restaurant was relocated in Washington D.C. and nine Ruth’s Chris Steak House locations were permanently closed during fiscal year 2020.  Franchisees relocated one Ruth’s Chris Steak House location from St. Louis, MO to Chesterfield, MO and closed one Ruth’s Chris Steak House in Charleston, SC.

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

The following table summarizes the changes in the number of Company-owned Ruth’s Chris Steak House restaurants and franchisee-owned restaurants during the thirteen and fifty-two weeks ended December 27, 2020.

	13 Weeks Ending				52 Weeks Ending
	December 27, 2020				December 27, 2020
Ruth's Chris Steak House	Company	Franchised	Managed	Total	Company	Franchised	Managed	Total
Beginning of period	74	72	3	149	83	73	3	159
Acquired	0	0	0	0	0	0	0	0
Sold	0	0	0	0	0	0	0	0
New	0	0	0	0	0	0	0	0
Closed	0	0	0	0	9	1	0	10
End of period	74	72	3	149	74	72	3	149
% of total	50%	48%	2%	100%	50%	48%	2%	100%

COVID-19 Impact

In March 2020 the World Health Organization declared the novel coronavirus 2019 (COVID-19) a pandemic and the United States declared it a National Public Health Emergency, which has resulted in a significant reduction in revenue at the Company’s restaurants due to mandatory restaurant closures, capacity limitations, social distancing guidelines or other restrictions mandated by governments across the world, including federal, state and local governments in the United States.  As a result of these developments, the Company experienced a significant negative impact on its revenues, results of operations and cash flows.

In response to the business disruption caused by the COVID-19 outbreak, the Company has taken the following actions, which management expects will enable it to meet its obligations over the next twelve months.

Operating Initiatives.  Due to the government mandates regarding limiting or prohibiting in-restaurant dining due to COVID-19, the Company is leveraging its Ruth’s Anywhere program to enhance revenue in restaurants that have open dining rooms or in markets where take-out and delivery sales are sufficient to cover the costs of management staffing those locations. As of December 27, 2020, 70 of the 77 Company-owned and -managed restaurants were open, which included 51 restaurants offering limited capacity dining service and 19 restaurants offering to-go and delivery service only.  As of December 27, 2020, seven Company-owned restaurants were temporarily closed.  All of the franchisee-owned locations experienced disruptions to their business from COVID-19, and as a result, the Company waived franchise royalty requirements until their dining rooms were re-opened.

The Company has and expects to continue re-opening restaurants with the safety and wellbeing of its guests and Team Members as the top priority.  As such, the Company has taken several steps to ensure it complies with relevant requirements at state, city or local levels, which are changing on a regular basis.  These steps include:

•	an overall enhancement to its already robust sanitation and food safety standards;
•	requiring all restaurant team members to wear masks and gloves at all times, regularly wash their hands, and undergo health and wellness screenings prior to every shift, including temperature checks;
•	assigning a dedicated Team Member to clean restaurants at all times they are open; and
•	reconfiguring floor plans to accommodate social distancing.

The Company has also taken measures to ensure its guests feel comfortable during their dining experience.  For example,

•	dinner and wine menus are available via a Quick Response (QR) code for access on personal devices;
•	the Company is offering new personal side options in addition to its shareables;
•	the Company has created opportunities for private seating for small groups to experience personal Taste Maker wine dinners; and
•

for guests who would prefer to have Ruth’s at home, the Company added take-out and delivery options including online ordering, payment and curbside pickup, where available, which allow for a convenient and minimal contact experience.

As these precautions and measures may change from time to time as local conditions and health mandates change, and since it is also possible that as local conditions and/or applicable health mandates change, the Company may be required to re-close restaurants or otherwise limit its operations.

Capital and Expense Reductions.  The Company suspended in fiscal year 2020 all new restaurant construction and non-essential capital expenditures.  The Company has also made significant reductions in ongoing operating expenses, including curtailing operations in restaurants where take-out and delivery is not viable and furloughing a significant number of Team Members in the field and in the Company’s home office.  In addition, the Company also implemented reductions of home office and field expenses.  The Company took measures to reduce payments to its landlords and vendors during fiscal year 2020 and is still in discussions with approximately 20% of its landlords to reduce its payments. With payments being delayed, landlords may terminate our leases or could take other actions that restrict the Company’s ability to access or re-open its stores in a timely manner.  The Company currently owes $6.9 million in past due rent related payments to its landlords.  The Company negotiated with its vendors during fiscal year 2020 to secure reductions and deferrals on obligated payments while its locations were operating in take-out and delivery status.  These negotiations were concluded prior to the end of fiscal year 2020. The Board of Directors chose to forego payment of the cash retainer fees of non-employee members of the Board that were temporarily suspended from March 30, 2020 to August 3, 2020.

Dividends and Share Buybacks. The Company suspended the quarterly cash dividend, and there are no plans for share buybacks in the foreseeable future.

Balance Sheet.  In March 2020, the Company entered into a second amendment to its Credit Agreement, which increased the Company’s borrowing capacity to $150.0 million and relaxed the leverage covenant restrictions to 4.0 times Bank Adjusted EBITDA through the first quarter of 2021.  The Company borrowed the remaining available amount under the revolving credit facility as a precautionary measure in order to increase the Company’s cash position and preserve financial flexibility.  On May 7, 2020, the Company entered into a third amendment to its Credit Agreement which waived financial covenants until the first quarter of 2021, further relaxed the leverage covenant restrictions during the first and second quarters of 2021 and added a monthly liquidity covenant.  On May 18, 2020, the Company entered into a fourth amendment to its Credit Agreement which limits the amount by which the monthly liquidity covenant escalates due to net cash proceeds received from an equity offering.  On October 26, 2020, the Company entered into a fifth amendment to its Credit Agreement which extended the term of the agreement to February 2023, adjusted the monthly liquidity covenant and reduced the revolving credit commitment to $120.0 million. Subsequent to the end of the year the Company entered into a sixth amendment to its Credit Agreement which reduces the revolving credit commitment to $110.0 million, waives the financial covenants during the first quarter of 2021, extends the monthly liquidity covenant through June 2021 and limits the amount of growth related capital expenditures to $5.0 million in fiscal year 2021. See Note 9 for further information on recent Credit Agreement amendments.  During May 2020, the Company issued 6,454,838 shares of common stock for net proceeds of $49.6 million to further improve its liquidity.  The Company used $9.8 million of the proceeds from the issuance of its common stock to repay debt.

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

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The Company utilizes a 52- or 53-week reporting period ending on the last Sunday of December. The periods ended December 27, 2020 (fiscal year 2020), December 29, 2019 (fiscal year 2019) and December 30, 2018 (fiscal year 2018) each had a 52-week reporting period.  The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

(b) Recent Accounting Pronouncements

In June 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses.  This update requires immediate recognition of management’s estimates of current expected credit losses.  This update was effective for the Company in the first quarter of fiscal year 2020.  The adoption of ASU 2016-13 did not have a significant impact on the Company’s ongoing financial reporting.

In January 2017 the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Impairment Test for Goodwill.  This update eliminated the calculation of implied goodwill fair value.  This update was effective for the Company in the first quarter of fiscal year 2020.  The adoption of ASU 2017-04 did not have a significant impact on the Company’s ongoing financial reporting.

In August 2018 the FASB issued ASU 2018-13, Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  This update eliminated the calculation of implied goodwill fair value.  This update was effective for the Company in the first quarter of fiscal year 2020.  The adoption of ASU 2018-13 did not have a significant impact on the Company’s ongoing financial reporting.

In August 2018 the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).  This update aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  This update was effective for the Company in the first quarter of fiscal year 2020.  The adoption of ASU 2018-15 did not have a significant impact on the Company’s ongoing financial reporting.

In August 2018 the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses.  This update clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20.  Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842.  This update was effective for the Company in the first quarter of fiscal year 2020. The adoption of ASU 2018-19 did not have a significant impact on the Company’s ongoing financial reporting.

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

(i) Goodwill and Franchise Rights

Goodwill and intangible assets acquired in a business combination that are determined to have an indefinite useful life are not amortized, but reviewed for impairment at least annually in accordance with the provisions of FASB Accounting Standards Committee (ASC) Topic 350, Intangibles-Goodwill and Other. The annual testing date for determining whether goodwill and other intangible assets are impaired is the last day of the Company’s 48th fiscal week, which in fiscal year 2020 was November 29, 2020.  Goodwill is reviewed annually for impairment on a reporting unit basis and more frequently if events and circumstances indicate that the asset might be impaired. For purposes of testing goodwill impairment, a reporting unit is defined as a group of restaurants with similar economic characteristics. All Company-owned restaurants are deemed to have similar economic characteristics and are deemed to be one reporting unit.  An impairment loss is recognized to the extent that the financial statement carrying amount exceeds the asset’s fair value.

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

(k) Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining bank and other long-term financing. The Company paid $961 thousand in financing costs in fiscal year 2020, $36 thousand in financing costs in fiscal year 2019 and no financing costs during fiscal year 2018. The Company amortizes deferred financing costs using a method that approximates the effective interest method over the term of the related financing. Amortization of deferred financing costs was $346 thousand in fiscal year 2020, $86 thousand in fiscal year 2019 and $82 thousand in fiscal year 2018 and is included in interest expense on the consolidated statements of operations.

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

Franchise Income. Franchise income includes (1) franchise and development fees charged to franchisees, (2) sales-based royalty income and (3) sales-based advertising fees charged to franchisees. Franchise royalties consist of 5.0% of adjusted gross sales from each franchisee-owned restaurant. In addition, our more recent franchise agreements require up to a 1.0% of adjusted gross sales advertising fee to be paid by the franchisee, which is applied to national advertising expenditures.  Both the 5.0% royalty and the sales-based advertising fees are included in franchise income on the consolidated statements of operations.  The Company recognizes franchise development and opening fees over the life of the applicable franchise agreements.

Other Operating Income. Other operating income consists primarily of breakage income associated with gift cards, and also includes fees earned from management agreements, banquet-related guarantee and services revenue and other incidental guest fees.  The Company’s accounting method for recognizing gift card breakage revenue is the redemption method.  Under the redemption method, gift card breakage revenue is recognized and the gift card liability is derecognized for unredeemed gift cards in proportion to actual gift card redemptions.  Gift card breakage rates are estimated based on historical breakage rates, including breakage rates during previous economic recessions, while also considering any changes in redemption patterns as a result of the current economic environment.

Deferred Revenue. Deferred revenue primarily includes (1) the Company’s liability for gift cards that have been sold but not yet redeemed and (2) the Company’s liability for franchise development and opening fees that will be recognized over the life of the applicable franchise agreements. When gift cards are redeemed (typically within five years), the Company recognizes restaurant sales and reduces the deferred revenue liability.  A portion of gift cards redeemed are used by customers to pay for sales taxes and gratuities, neither of which results in Company restaurant sales.  Company issued gift cards redeemed at franchisee-owned restaurants result in royalty-based franchise income and reduce the deferred revenue liability.  The expected redemption value of gift cards represents the full consideration received for all gift cards issued less the amount the Company has recognized as other operating income for gift cards that are not expected to be redeemed (gift card breakage).  The Company recognized gift card breakage revenue of $2.3 million in fiscal year 2020, $3.9 million in fiscal year 2019 and $2.9 million in fiscal years 2018.

(m) International Revenues

The Company currently has 21 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Singapore and Taiwan. In accordance with its franchise agreements relating to these international restaurants, the Company receives royalty revenue from these franchisees in U.S. dollars. Franchise fee revenues from international restaurants were $1.9 million, $2.9 million and $2.7 million in fiscal years 2020, 2019 and 2018, respectively.

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

(o) Marketing and Advertising

Marketing and advertising expenses in the accompanying consolidated statements of operations include expenses related to advertising, online initiatives, traditional public relations and consumer research.  Advertising expenses were $2.9 million, $6.3 million and $6.8 million in fiscal years 2020, 2019 and 2018, respectively. Advertising costs are expensed as incurred.

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

(t) Discontinued Operations

The Company accounts for its closed restaurants in accordance with the provisions of FASB ASC Topic 360, Property, Plant and Equipment. For fiscal years 2020, 2019 and 2018, all impairment charges, loss on disposal and remeasurement of lease liabilities along with restaurant sales, direct recurring costs and expenses and income taxes attributable to restaurants classified as discontinued operations have been aggregated to a single caption entitled loss from discontinued operations, net of tax benefit in the consolidated statements of operations for all periods presented. Cash flows from discontinued operations are combined with the cash flows from continuing operations within each of the categories on our consolidated statements of cash flows.

(u) Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the diluted weighted average shares of common stock outstanding during each period. Potentially dilutive securities include shares of non-vested stock awards. Diluted earnings (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Stock awards are excluded from the calculation of diluted earnings (loss) per share in the event they are antidilutive.

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

The allocation of purchase price was as follows (in thousands):

Balances at
December 29, 2019
Current assets	$387
Property and equipment	2,398
Goodwill	9,027
Franchise rights	7,100
Other intangibles	475
Total assets acquired	$19,387
Current liabilities	725
Other liabilities	43
Total liabilities assumed	$768
Net assets acquired	$18,619

The goodwill for the MBR Franchise Acquisition is all deductible for federal income tax purposes.  Goodwill was measured as the excess of the consideration transferred over the net of the amounts assigned to identifiable assets acquired and the liabilities assumed as of the acquisition date, and includes the economic value of expected future cash flows not assigned to identifiable assets, efficiencies from combining the operations of the acquired restaurants with other Company-owned restaurants and an assembled workforce.  The goodwill for the MBR Franchise Acquisition, which is included with the goodwill for the reporting unit identified as the steakhouse operating segment, will be reviewed for potential impairment annually or more frequently if triggering events are detected.  The determination of the acquisition date fair value of the franchise and territory rights was based on a multi-period excess earnings approach and involved projected after-royalty future earnings discounted using a market discount rate, from which a contributory asset charge for net working capital, property and equipment and assembled workforce was subtracted.  During fiscal year 2020 $3.1 million in reacquired territory rights were impaired.  The remaining rights will be amortized over a weighted average term of 3.8 years, which reflects the remaining terms of the related franchise agreements, not including renewal options.  Property and equipment will be depreciated over a period of two to twenty years.

As a result of the acquisition and related integration efforts, the Company incurred expenses of approximately $536 thousand during the fiscal year 2019, which are included in general and administrative expenses in the Company’s consolidated statements of operations.  Pro-forma financial information reflecting the impact of the MBR Franchise Acquisition for periods prior to the acquisition are not presented due to the immaterial impact of the financial results of the MBR Franchise Acquisition on the Company’s consolidated financial statements.

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

The Company did not experience material changes to either the consolidated statements of operations or the consolidated statements of cash flows due to the adoption of Topic 842.  The following table summarizes the impacts of adopting Topic 842 on the Company’s condensed consolidated balance sheet as of December 31, 2018 (in thousands):

	December 30,	Adjustments Due
	2018	to the Adoption	December 31,
	As Reported	of ASC 842	2018
Assets
Current assets:
Cash and cash equivalents	$5,062	$—	$5,062
Accounts receivable, less allowance for doubtful accounts	19,476	812	20,288
Inventory	9,296	—	9,296
Prepaid expenses and other	2,528	—	2,528
Total current assets	36,362	812	37,174
Property and equipment, net of accumulated depreciation	125,991	—	125,991
Operating lease right of use assets	—	166,040	166,040
Goodwill	36,522	—	36,522
Franchise rights, net of accumulated amortization	44,919	—	44,919
Other intangibles, net of accumulated amortization	4,862	(758)	4,104
Deferred income taxes	5,353	413	5,766
Other assets	604	—	604
Total assets	$254,613	$166,507	$421,120
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$10,273	$—	$10,273
Accrued payroll	19,475	—	19,475
Accrued expenses	10,535	—	10,535
Deferred revenue	48,370	—	48,370
Current operating lease liabilities	—	16,707	16,707
Other current liabilities	6,619	(1,698)	4,921
Total current liabilities	95,272	15,009	110,281
Long-term debt	41,000	—	41,000
Operating lease liabilities	—	178,256	178,256
Deferred rent	23,692	(23,692)	—
Unearned franchise fees	2,680	—	2,680
Other liabilities	1,837	(1,805)	32
Total liabilities	164,481	167,768	332,249
Commitments and contingencies (Note 12 to condensed consolidated balance sheet as of December 31, 2018)	—	—	—

Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 29,268,776 shares issued and outstanding at December 30, 2018	293	—	293
Additional paid-in capital	61,819	—	61,819
Retained earnings	28,020	(1,261)	26,759
Treasury stock, at cost; 71,950 shares at December 30, 2018	—	—	—
Total shareholders' equity	90,132	(1,261)	88,871
Total liabilities and shareholders' equity	$254,613	$166,507	$421,120

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

On April 10, 2020, the FASB issued a staff Q&A (the “Staff Q&A”) to provide guidance on its remarks at the April 8, 2020 Board meeting about accounting for rent concessions resulting from the COVID-19 pandemic.  The Staff Q&A affirmed the discussion at the April 8, 2020 meeting by allowing entities to forgo performing the lease-by-lease legal analysis to determine whether contractual provisions in an existing lease agreement provide enforceable rights and obligations related to lease concessions as long as the concessions are related to COVID-19 and the changes to the lease do not result in a substantial increase in the rights of the lessor or the obligations of the lessee.  In addition, the Staff Q&A affirmed that entities may make an election to account for eligible concessions, regardless of their form, either by (1) applying the modification framework for these concessions in accordance with Topic 842 or (2) accounting for the concessions as if they were made under the enforceable rights included in the original agreement.

Due to the impacts of the COVID-19 pandemic, the Company initiated negotiations with its landlords to modify its restaurant lease agreements.  During the fiscal year 2020, the Company amended 41 leases and terminated eight leases.  Where applicable, the Company has elected to account for eligible lease concessions as if they were made under the enforceable rights included in the original agreement pursuant to the Staff Q&A.  The Company has an immaterial amount of deferred rent amounts that will come due outside of what would have been normal course as a result of the lease agreements that were modified in fiscal year 2020.

At December 27, 2020, all of the Company-owned Ruth’s Chris Steak House restaurants operated in leased premises, with the exception of the restaurant in Ft. Lauderdale, FL, which is an owned property, and the restaurants in Anaheim, CA, Lake Mary, FL Princeton, NJ and South Barrington, IL, which operate on leased land.  The leases generally provide for minimum annual rental payments with scheduled minimum rent payments increases during the terms of the leases.  Certain leases also provide for rent deferral during the initial term, lease incentives in the form of tenant allowances to fund leasehold improvements, and/or contingent rent provisions based on the sales at the underlying restaurants.  Most of the Company’s restaurant leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The weighted average term and discount rate for operating leases is 13.2 years and 5.2%, respectively.

The components of lease expense are as follows (in thousands):

		Fiscal Year Ended
	Classification	December 27, 2020	December 29, 2019
Operating lease cost	Restaurant operating expenses and General and administrative costs	$27,636	$27,141
Variable lease cost	Restaurant operating expenses and General and administrative costs	9,358	10,736
Total lease cost		$36,994	$37,877

As of December 27, 2020, maturities of lease liabilities are summarized as follows (in thousands):

Company Total
2021	$33,162
2022	26,631
2023	24,742
2024	24,380
2025	22,951
Thereafter	191,960
323,826
Imputed interest	(93,318)
$230,508

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year Ended
	December 27, 2020	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,368	$26,660
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,659	$56,608

Additionally, as of December 27,2020, the Company has executed five leases for new Ruth’s Chris Steak House Restaurant locations with undiscounted fixed payments over the initial term of $22.9 million.  Three of these leases have commenced as the landlord made the properties available to the Company.  The remaining two leases will commence when the landlords make the properties available to the Company.  These leases are expected to commence during the next 24 months.  All of the signed leases are expected to have an economic lease term of 20 years.  The Company will assess the reasonably certain lease term at the lease commencement date.

The Company previously operated eighteen Mitchell’s Fish Markets and three Mitchell’s/Cameron’s Steakhouse restaurants (collectively, the Mitchell’s Restaurants).  The sale of the Mitchell’s Restaurants to Landry’s, Inc. and Mitchell’s Entertainment, Inc., an affiliate of Landry’s Inc. (together with Landry’s Inc., Landry’s) closed on January 21, 2015. The assets sold consisted primarily of leasehold interests, leasehold improvements, restaurant equipment and furnishings, inventory, and related intangible assets, including brand names and trademarks associated with the 21 Mitchell’s Restaurants.  Pursuant to the terms of the Agreement, upon closing of the sale of the Mitchell’s Restaurants, Landry’s assumed the lease obligations of the Mitchell’s Restaurants.  The Company guaranteed Landry’s lease obligations aggregating $22.7 million under five of the Mitchell’s Restaurants’ leases which extend until the leases terminate which may continue into 2040, including remaining lease options.  The Company did not record a financial accounting liability for the lease guarantees, because the likelihood of Landry’s defaulting on the lease agreements was deemed to be remote.  Separate from the purchase agreement, Landry’s has agreed to indemnify the Company in the event of a default under any of the leases.  The above tables do not include potential lease obligations for the Mitchell’s Restaurants.

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

52 Weeks Ended December 27, 2020:	Domestic	International	Total Revenue
Restaurant sales	$260,763	$—	$260,763
Franchise income	9,880	1,857	11,737
Other operating income	5,248	—	5,248
Total revenue	$275,891	$1,857	$277,748

52 Weeks Ended December 29, 2019:	Domestic	International	Total Revenue
Restaurant sales	$441,361	$—	$441,361
Franchise income	15,004	2,875	17,879
Other operating income	8,786	—	8,786
Total revenue	$465,151	$2,875	$468,026

52 Weeks Ended December 30, 2018:	Domestic	International	Total Revenue
Restaurant sales	$427,433	$—	$427,433
Franchise income	15,194	2,725	17,919
Other operating income	6,982	—	6,982
Total revenue	$449,609	$2,725	$452,334

The following table provides information about receivables and deferred revenue liabilities from contracts with customers (in thousands).

	December 27,	December 29,
	2020	2019
Accounts receivable, less allowance for doubtful accounts 2020 - $322; 2019 - $241	$16,578	$19,615
Deferred revenue	$59,030	$52,856
Unearned franchise fees	$2,186	$2,489

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the fifty-two weeks of fiscal years 2020 and 2019 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 30, 2018	$48,370	$2,680
Decreases in the beginning balance from gift card redemptions	(30,970)	—
Increases due to proceeds received, excluding amounts recognized during the period	34,903	—
MBR Franchisee Acquisition assumed liability, excluding amounts recognized during the period	563	—
Decreases due to recognition of franchise development and opening fees	—	(191)
Other	(10)	—
Balance at December 29, 2019	52,856	2,489
Decreases in the beginning balance from gift card redemptions	(24,579)	—
Increases due to proceeds received, excluding amounts recognized during the period	30,365	—
Decreases due to recognition of franchise development and opening fees	—	(303)
Other	388	—
Balance at December 27, 2020	$59,030	$2,186

The projected recognition of revenue related to deferred franchise development and opening fees is as follows (in thousands).

	Balance as of December 27, 2020	Fiscal Year 2021	Fiscal Year 2022	Fiscal Years 2023-2025	More Than 5 Years
Franchise development and opening fees	$2,186	$231	$231	$686	$1,038

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

The following were used to estimate the fair value of each class of financial instruments:

•

The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses and other current liabilities are a reasonable estimate of their fair values due to their short duration.

•

Borrowings under the senior credit facility as of December 27, 2020 and December 29, 2019 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

During fiscal year 2020, primarily due to the impacts of the COVID-19 pandemic and certain permanent restaurant closures, the Company determined that triggering events had occurred requiring an impairment evaluation of long-lived and inventory assets.  In fiscal year 2020, the Company recorded $12.7 million of impairment losses related to long-lived assets at thirteen restaurant locations, $711 thousand of impairment losses related to inventory at nine closed restaurants and a $3.1 million impairment loss related to territory rights.  The impairments of long-lived assets and territory rights were measured based on the amount by which the carrying amount of the assets exceeded fair value.  Fair value was estimated based on both the market and income approaches utilizing market participant assumptions reflecting all available information as of the balance sheet date.  The impairment losses are included in the loss on impairment caption in the accompanying condensed consolidated statement of operations.  See Note 2(j) for a description of the valuation techniques used to measure fair value of long-lived assets, as well as information used to develop the inputs to the fair value measurements.

The Company’s non-financial assets measured at fair value on a non-recurring basis as of December 27, 2020 were as follows (in thousands):

	Fair Value as of December 27, 2020	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment
Long-lived assets	$1,708	$1,708	$—	$12,736
Territory rights	$—	$—	$—	$3,101

The Company did not have any non-financial assets measured at fair value on a non-recurring basis as of the end of fiscal year 2019.

(7) Franchise Rights and Goodwill

In accordance with FASB ASC Topic 350, goodwill and owned franchise rights with indefinite useful lives must be reviewed for potential impairment annually and when triggering events are detected.  The Company performed its annual impairment test of its goodwill and franchise rights as of November 29, 2020 using a qualitative assessment.  Using the qualitative approach, the Company evaluated factors, including but not limited to, recent financial performance; forecasts for future cash flows; the Company’s stock price and market capitalization; recent impairment tests; legal factors; the business climate; and the competitive environment.  Based on the results of the qualitative assessment, the Company determined that it is not more likely than not that the carrying values of goodwill and franchise rights exceed the fair values.  During the first quarter of fiscal year 2020, primarily due to the impacts of the COVID-19 pandemic, the Company determined that a triggering event had occurred requiring an impairment evaluation of its franchise rights and goodwill.  After performing the impairment evaluation, the Company determined there was no impairment of goodwill and franchise rights with indefinite lives in the first quarter of fiscal year 2020.

If the qualitative assessment is not performed, or if the Company determines that it is not more likely than not that the fair values of the intangible assets exceed the carrying values, then the Company performs the following analysis for franchise rights and goodwill to measure fair values.

The financial statement carrying values of the Company’s franchise rights and other intangible assets were as follows (amounts in thousands):

	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets:
Franchise rights	5.7 yrs	$18,818	$(6,534)	$12,284
Lease assets	9.9 yrs	2,000	(1,167)	833
Other assets	1.9 yrs	491	(402)	89
		21,309	(8,103)	13,206
Indefinite-lived intangible assets:
Franchise rights		32,200	-	32,200
Liquor licenses		3,074	-	3,074
Other assets		118	-	118
		35,392	-	35,392
Total intangible assets		$56,701	$(8,103)	$48,598

Aggregate amortization expense for amortizing intangible assets was $2.5 million for the fiscal year 2020, $2.2 million for the fiscal year 2019 and $2.1 million for the fiscal year 2018.  Estimated amortization expense for the next five years is:  $2.4 million in fiscal years 2021 and 2022, $2.3 million in fiscal year 2023, $2.2 million in fiscal year 2024 and $1.6 million in fiscal year 2025.

The financial statement carrying values of the Company’s goodwill was as follows (amounts in thousands):

	Gross Goodwill	Accumulated Goodwill Impairment Losses	Net Carrying Value of Goodwill
Balance as of December 29, 2019	$56,107	$(10,558)	$45,549
Balance as of December 27, 2020	$56,107	$(10,558)	$45,549

(8) Property and Equipment, net

The Company recognized $19.5 million, $19.1 million and $16.5 million in depreciation expense during fiscal years 2020, 2019 and 2018, respectively.

Property and equipment consist of the following (amounts in thousands):

	December 27,	December 29,
	2020	2019
Land	$616	$616
Building and building improvements	25,503	25,477
Equipment	41,771	44,227
Computer equipment	16,500	16,472
Furniture and fixtures	26,076	27,758
Leasehold improvements	181,206	192,096
Construction-in-progress	5,492	10,161
	297,164	316,807
Less accumulated depreciation	(177,277)	(173,845)
	$119,887	$142,962

(9) Long-term Debt

Long-term debt consists of the following (amounts in thousands):

	December 27,	December 29,
	2020	2019
Senior Credit Facility:
Revolving credit facility	$115,000	$64,000
Less current maturities	—	—
	$115,000	$64,000

As of December 27, 2020, prior to the Sixth Amendment (as defined and described below), the Company had $115.0 million of outstanding indebtedness under its senior credit facility with approximately $201 thousand of borrowings available, net of outstanding letters of credit of approximately $4.8 million. As of December 27, 2020, the weighted average interest rate on the Company’s outstanding debt was 3.8% and the weighted average interest rate on our outstanding letters of credit was 2.9%.  In addition, the commitment fee on the daily unused average portion of the Company’s senior credit facility was 0.4%.

On February 2, 2017, the Company’s senior credit facility is available pursuant to a credit agreement entered into with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (as amended, as of the end of fiscal year 2020, the “Credit Agreement”).  The Credit Agreement provides for a revolving credit facility of $120.0 million with a $5.0 million subfacility of letters of credit and a $5.0 million subfacility for swingline loans. The Credit Agreement has a maturity date of February 2, 2023.

At the Company’s option, revolving loans may bear interest at (i) LIBOR, plus an applicable margin or (ii) the highest of (a) the rate publicly announced by Wells Fargo as its prime rate, (b) the average published federal funds rate in effect on such day plus 0.50% and (c) one month LIBOR plus 1.00%, plus an applicable margin (the rate described in this clause (ii) prior to adding the applicable margin, the “Base Rate”).  The applicable margin is based on the Company’s actual leverage ratio as defined in the Credit Agreement (“Consolidated Leverage Ratio”), ranging (a) from 1.50% to 2.50% above the applicable LIBOR rate or (b) 0.50% to 1.50% above the applicable Base Rate. From May 7, 2020, the date of the Third Amendment to the Credit Agreement (the “Third Amendment”), until the Calculation Date for the fiscal quarter ending March 28, 2021, interest rates on loans under the Credit Agreement are 2.75% and 1.75% above the LIBOR Rate and Base Rate, respectively, and the fee for the daily unused availability under the revolving credit facility is 0.40%.  Thereafter, interest rate margins and the fee for the unused commitment will be calculated based on the Consolidated Leverage Ratio in accordance with the Credit Agreement.  The term “Calculation Date” means the date five (5) business days after the day on which the Company provides a compliance certificate required for its most recently ended fiscal quarter.

The Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants, as described below, requiring a minimum fixed coverage charge ratio as defined in the Credit Agreement (“Fixed Charge Coverage Ratio”) limiting the Company’s Consolidated Leverage Ratio and requiring the Company to hold a certain specified amount of cash.  The Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company. If any event of default occurs and is not cured within the applicable grace period or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments and the lenders’ commitments may be terminated. The obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries and are secured by a lien on substantially all of the Company’s personal property assets other than any equity interest in current and future subsidiaries of the Company.

Among the covenant obligations with which the Company must comply, the Credit Agreement requires the Company to comply with the following:

•	Minimum aggregate cash holding requirements through March 2021 in an amount equal to the following amount for each month set forth below:

October 2020	$44,000,000
November 2020	$44,000,000
December 2020	$53,000,000
January 2021	$55,000,000
February 2021	$56,000,000
March 2021	$58,000,000
•

Fixed Charge Coverage Ratio of at least 1.25 to 1.00.  The Third Amendment waived the requirement to maintain any Fixed Charge Coverage Ratio for the remainder of fiscal year 2020 but, commencing with the fiscal quarter ending March 28, 2021, requires that the Company maintain a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00 on an annualized basis, which will exclude the impact of fiscal year 2020.  Under the Third Amendment, the Company is limited in its ability to complete acquisitions until it can demonstrate compliance with the minimum Fixed Charge Coverage Charge Ratio following the end of the fiscal quarter ending March 28, 2021.

•

Consolidated Leverage Ratio of not more than 2.75 to 1.00.  The Third Amendment waived any Consolidated Leverage Ratio requirement for the remainder of fiscal year 2020 but, commencing with the fiscal quarter ending March 28, 2021, requires a Consolidated Leverage Ratio based on annualized calculations, which will exclude the impact of fiscal year 2020, not to exceed the following thresholds for the periods indicated:

Period	Maximum Ratio
The last day of the first Fiscal Quarter of the 2021 Fiscal Year	5.00 to 1.00
The last day of the second Fiscal Quarter of the 2021 Fiscal Year	4.50 to 1.00
The last day of the third Fiscal Quarter of the 2021 Fiscal Year	4.00 to 1.00
The last day of the fourth Fiscal Quarter of the 2021 Fiscal Year and thereafter	3.00 to 1.00

Under the Credit Agreement, the Fixed Charge Coverage Ratio and Consolidated Leverage Ratio requirements remain in effect through maturity of the loan on February 2, 2023 but the minimum cash holding requirement ends in March 2021.  The Credit Agreement allows for non-maintenance capital expenditures when the Consolidated Leverage Ratio is 2.50 to 1.00 or greater in an amount not to exceed 75% of the amount by which Consolidated EBITDA earned during the immediately preceding fiscal quarter exceeds $7.5 million (“Excess EBITDA”).  The Company and its subsidiaries may make non-maintenance capital expenditures with Excess EBITDA at any time after such Excess EBITDA is earned until the Consolidated Leverage Ratio has been reduced to less than 2.50 to 1.00. The Credit Agreement provides that the Company and its subsidiaries may make capital expenditures in any fiscal year in an amount equal to 75% of consolidated EBITDA for the immediately preceding fiscal year when the Consolidated Leverage Ratio is equal to or greater than 1.50 to 1.00 but less than 2.50 to 1.00.  When the Consolidated Leverage Ratio is less than 1.50 to 1.00, the Company and its subsidiaries may make capital expenditures in an unlimited amount.

The Company currently is prohibited from paying any dividends or repurchasing any shares of its common stock if the Company cannot demonstrate that its Consolidated Leverage Ratio is less than 2.50 to 1.00 (both before and after giving effect to the proposed repurchase or dividend), as determined commencing with the second fiscal quarter of 2020.

During the second quarter of fiscal year 2020 the Company received and repaid $20.0 million in loans under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).

Subsequent to the end of fiscal year 2020, the Company entered into a Sixth Amendment to Credit Agreement (“Sixth Amendment” and the Credit Agreement as amended by the Sixth Amendment, the “Amended Credit Agreement”) which makes certain amendments to the Credit Agreement.  The Sixth Amendment provides for a $10.0 million commitment reduction from the $120.0 million available under the Credit Agreement so that the Amended Credit Agreement will provide for a $110.0 revolving credit facility.  The commitment reduction will be effective as of March 29, 2021, the first day of the Company’s second fiscal quarter for 2021, and if on such date, extensions of credit under the Amended Credit Agreement exceed $110 million, the Company will immediately repay the amount of such excess.  Like the Credit Agreement, the Amended Credit Agreement has a $5.0 million subfacility of letters of credit and a $5.0 million subfacility for swingline loans.

From January 28, 2021 until the Calculation Date for the fiscal quarter ending December 26, 2021, interest rates on loans under the Amended Credit Agreement are 3.00% and 2.00% above the LIBOR Rate and Base Rate, respectively, and the fee for the daily unused availability under the revolving credit facility is 0.40%.  Thereafter, interest rate margins and the fee for the unused commitment will be calculated based on the Consolidated Leverage Ratio (calculated on an actual rather than annualized basis).

Under the Credit Agreement, the Company had to have a Fixed Charge Coverage Ratio of at least 1.25 to 1.00 as of the Company’s fiscal quarter ending on March 28, 2021.  The Sixth Amendment waives such requirement but provides that commencing with the fiscal quarter ending June 27, 2021, the Company must maintain a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00.  For purposes of required compliance with the 1.25 to 1.00 ratio, Fixed Charge Coverage Ratio will be calculated on an annualized basis, which will exclude the impact of fiscal year 2020 and first fiscal quarter of 2021, through the end of fiscal year 2021, and on an actual basis thereafter.

The Credit Agreement required the Company to have a Consolidated Leverage Ratio of not more than 5.00 to 1.00 as of the last day of the first fiscal quarter of 2021.  The Sixth Amendment waives such requirement but provides that commencing with the fiscal quarter ending June 27, 2021, the Company must maintain a Consolidated Leverage Ratio not to exceed the following thresholds for the periods indicated:

Period	Maximum Ratio
The last day of the second Fiscal Quarter of the 2021 Fiscal Year	5.00 to 1.00
The last day of the third Fiscal Quarter of the 2021 Fiscal Year	4.50 to 1.00
The last day of the fourth Fiscal Quarter of the 2021 Fiscal Year	4.00 to 1.00
The last day of the first Fiscal Quarter of the 2022 Fiscal Year and thereafter	3.00 to 1.00

For purposes of calculating required compliance with the maximum ratio, Consolidated Leverage Ratio will be calculated on an annualized basis, which will exclude the impact of fiscal year 2020 and first fiscal quarter of 2021, through the end of fiscal year 2021, and on an actual basis thereafter.

The Sixth Amendment requires the Company and its subsidiaries to meet minimum aggregate cash holding requirements through June 2021 in an amount equal to the following amount for each month set forth below:

January 2021	$50,000,000
February 2021	$50,000,000
March 2021	$50,000,000
April 2021	$40,000,000
May 2021	$40,000,000
June 2021	$40,000,000

Pursuant to the Amended Credit Agreement, the Fixed Charge Coverage Ratio and Consolidated Leverage Ratio requirements remain in effect through maturity of the loan on February 2, 2023 but the minimum cash holding requirement ends in June 2021.  The Sixth Amendment limits non-maintenance capital expenditures by the Company and its subsidiaries to no more than $5.0 million during fiscal year 2021.  The Company and its subsidiaries may fund such non-maintenance capital expenditures during fiscal year 2021 with (i) 75% of consolidated EBITDA earned during a fiscal quarter in excess of $7.5 million (“Capital Expenditure Basket Amount”) and/or (ii) net cash proceeds from the sale-leaseback of a real property located in Florida.  If the Company and its subsidiaries do not use the entire Capital Expenditure Basket Amount in any fiscal quarter, such unutilized amount may be carried forward to increase the aggregate amount of consolidated capital expenditures permitted to be made until the Company can demonstrate that the Consolidated Leverage Ratio is less than 2.50 to 1.00 for the period of four fiscal quarters most recently ended.

Beginning in fiscal year 2022, the Amended Credit Agreement provides that the Company and its subsidiaries may make capital expenditures in any fiscal year in an amount equal to 75% of consolidated EBITDA for the immediately preceding fiscal year when the Consolidated Leverage Ratio is equal to or greater than 1.50 to 1.0 but less than 2.50 to 1.0.  When the Consolidated Leverage Ratio is less than 1.50 to 1.0, the Company and its subsidiaries may make capital expenditures in an unlimited amount.

For purposes of determining to what extent capital expenditures may be made, the Consolidated Leverage Ratio will be calculated on an actual rather than on an annualized basis.

(10) Franchise Operations

The Company franchises Ruth’s Chris Steak House restaurants. The Company executes franchise agreements for each franchisee-owned restaurant, which sets out the terms of its arrangement with the franchisee. The franchise agreements typically require the franchisee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. The Company collects ongoing royalties of 5% of sales at franchisee-owned restaurants plus a 1% advertising fee applied to national advertising expenditures. The Company recognizes sales-based royalties when the royalties are due from the franchisee on a monthly basis. These ongoing royalties are reflected in the accompanying consolidated statements of operations as franchise income. The Company records advertising contributions from franchisees as franchise income on the consolidated statement of operations.  Due to the impacts of COVID-19 on the franchise community sales-based franchise royalties and advertising fees were waived beginning in March 2020 until their dining rooms were re-opened.

The Company executes area development agreements with franchisees that gives each franchisee exclusive rights to develop a specific number of restaurants within a specified area. The Company receives a development fee at the time that an area development agreement is executed.  The Company now recognizes franchise development over the life of the applicable franchise agreements.  The Company also executes separate, site-specific franchise agreements for each restaurant developed by a franchisee under an area development agreement. The Company charges a site-specific fee at the time the franchise agreement is executed. This fee is related to construction assistance and consulting regarding operating procedures and purchasing. These services are performed prior to the restaurant opening. These site-specific franchise fees are recognized as revenue over the life of the applicable franchise agreements where the franchisee is deemed to benefit from the franchise agreement evenly over the life of the agreement.

The Company currently has 72 franchisee-owned Ruth’s Chris Steak House restaurants, including 21 international restaurants. One franchisee-owned restaurant relocated in fiscal year 2020 from Clayton, MO to Chesterfield, MO in November.  One new franchisee-owned restaurant opened in fiscal year 2019 in Chongqing, China in February. Two new franchisee-owned restaurants opened in fiscal year 2018 including Ft. Wayne, IN in May and a Markham, Ontario, Canada location in November. One franchisee-owned Ruth’s Chris Steak House restaurant closed in fiscal year 2020 in Charleston, SC in March. Three franchisee-owned Ruth’s Chris Steak House restaurants closed in fiscal year 2018 including Ridgeland, MS in March; Dubai, United Arab Emirates in April and Panama City, Panama in October.  In July 2019, the Company acquired the restaurants associated with the MBR Franchise Acquisition.  No franchisee-owned restaurants were sold or purchased during fiscal years 2020 or 2018. Franchise income includes opening and development fees and income generated from existing franchisee-owned restaurants. The Company classifies franchise income separately in the consolidated statements of operations (in thousands):

	Fiscal Year
	2020	2019	2018
Franchise income:
Income from existing franchise locations	$11,663	$17,689	$17,500
Opening, closing and development fee income	74	190	419
Total franchise income:	$11,737	$17,879	$17,919

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

The COVID-19 outbreak has also adversely affected our ability to open new restaurants. Due to the uncertainty in the economy and to preserve liquidity during the pandemic in fiscal year 2020, we paused all construction of new restaurants and major remodel projects at existing restaurants. These changes may materially adversely affect our ability to grow our business, particularly if these construction pauses are in place for a significant amount of time.

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

Our restaurant operations could be further disrupted if large numbers of our employees are diagnosed with COVID-19. If a significant percentage of our workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially materially adversely affecting our liquidity, financial condition or results of operations.  Team Members might seek and find other employment during the COVID-19 business interruption, which could materially adversely affect our ability to properly staff and re-open our restaurants with experienced Team Members when the business interruptions caused by COVID-19 abate or end.

Our suppliers could be adversely impacted by the COVID-19 outbreak. If our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face shortages of food items or other supplies at our restaurants, and our operations and sales could be adversely impacted by such supply interruptions.  We did not pay or delayed rent payments to many of our landlords during the second, third and fourth quarters of fiscal year 2020.  We have had discussions with our landlords to reduce or defer our rent payments.  With some rent payments being delayed, landlords may terminate our leases or could take other actions that restrict our ability to access or re-open our stores in a timely manner.

Additional government regulations or legislation as a result of COVID-19 in addition to decisions we have made and may make in the future relating to the compensation of and benefit offerings for our restaurant Team Members could also have an adverse effect on our business. We cannot predict the types of additional government regulations or legislation that may be passed relating to employee compensation or benefits as a result of the COVID-19 outbreak.

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

In October 2019, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $60 million of outstanding common stock from time to time.  The new share repurchase program replaces the previous share repurchase program announced in October 2017, which has been terminated.  During fiscal year 2020, 902,000 shares were purchased at an aggregate cost of $13.2 million or an average cost of $14.66 per share under this new program.  All repurchased shares were retired and cancelled.  As of December 27, 2020, $41.6 million remained available for future purchases under the new program.  Share repurchases under both programs were accounted for under the cost method and all repurchased shares were retired and cancelled. The excess of the purchase price over the par value of the shares was recorded as a reduction in additional paid-in capital.

The Company repurchased 902,000; 1,148,515; and 689,000 shares under all share repurchase programs during fiscal years 2020, 2019, and 2018, respectively.

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

As a result of the impacts to our business arising from the COVID-19 pandemic, the Company has suspended its share repurchase program and dividend payments.  Amendments to the Company’s Credit Agreement currently prohibit the payment of dividends and share repurchases until our Consolidated Leverage Ratio (as defined in the Credit Agreement) is less than 2.50:1.00 times Bank Adjusted EBITDA.

Under the Credit Agreement, restricted junior payments, which include cash dividend payments, repurchases of the Company’s equity securities and payments and prepayments of subordinated indebtedness, made subsequent to February 2, 2017 are limited to $100.0 million if the Company’s consolidated leverage ratio is greater than or equal to 2.00:1.00, and are not limited in amount if our consolidated leverage ratio is less than or equal to 2.00:1.00.  During fiscal year 2020 the Company’s consolidated leverage ratio exceeded 2.00:1.00.  As of the date of this Annual Report on Form 10-K, $126.4 million in restricted junior payments have been made since February 2, 2017.
(13) Employee Benefit Plan

In 2000, the Company established a 401(k) and Profit Sharing Plan. The Company may make matching contributions in an amount determined by the Board of Directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. The Company matches the employees’ contributions at year end. Employees vest in the Company’s contributions based upon their years of service. The Company’s expenses relating to matching contributions were approximately $240 thousand, $357 thousand and $354 thousand for fiscal years 2020, 2019 and 2018, respectively.

(14) Incentive and Stock Option Plans

Long-Term Equity Incentive Plans

In connection with the initial public offering, the Company adopted the Ruth’s Chris Steak House, Inc. 2005 Long-Term Equity Incentive Plan (the 2005 Equity Incentive Plan), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to non-employee directors, officers, key employees and other key individuals performing services for the Company. The restricted stock units are settled in shares upon vest.  Initially, 2.4 million shares were authorized for issuance under the 2005 Equity Incentive Plan. The 2005 Equity Incentive Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable, and restricted stock vests, at various periods ranging from one to five years from date of grant. Effective May 22, 2008, the 2005 Equity Incentive Plan was amended, with stockholder approval, to increase the number of shares authorized for issuance under the plan by 1.5 million shares. The Amended and Restated 2005 Equity Incentive Plan was adopted on October 26, 2012, and the number of shares authorized for issuance under the Amended and Restated 2005 Long-Term Equity Incentive Plan was increased by 2.0 million shares at the 2013 annual meeting of stockholders.  On May 15, 2018, the Company’s stockholders approved a new 2018 Omnibus Incentive Plan (the 2018 Equity Incentive Plan) which replaces the Amended and Restated 2005 Equity Incentive Plan which expired on May 30, 2018.  The 2018 Equity Incentive Plan authorizes 2.5 million shares reserved for future grants.  Awards that were previously awarded under the 2005 Equity Incentive Plan that are forfeited or cancelled in the future will be made available for grant or issuance under the 2018 Equity Incentive Plan.  The 1,649,394 shares that were authorized but unissued under the 2005 Equity Incentive Plan as of May 15, 2018 were cancelled.  As of December 27, 2020, there are

185,487 currently outstanding unvested restricted stock awards under the 2005 Equity Incentive Plan.  Under the 2018 Equity Incentive Plan there are 559,027 shares of currently outstanding unvested restricted stock awards and units outstanding under the 2018 Equity Incentive Plan at December 27, 2020, and 2.2 million shares available for future grants.

During fiscal year 2018, the Company issued 357,508 awards of restricted stock awards to certain non-employee directors, employees and executive officers from available shares under the Amended and Restated 2005 Equity Incentive Plan and the 2018 Plan. The shares were issued with a grant date fair market value equal to the closing price of the stock on the date of the grants. Of the 357,308 shares of restricted stock issued during 2018, 37,273 shares will vest in fiscal year 2019, 100,255 shares will vest in fiscal year 2020, 97,648 shares will vest in fiscal year 2021, 41,666 shares will vest in fiscal year 2022 and 80,666 shares will vest in fiscal year 2023.

During fiscal year 2019, the Company issued 274,453 awards of restricted stock awards to certain employees and executive officers and 22,824 awards of restricted stock units to non-employee directors from available shares under the 2018 Plan. The shares were issued with a grant date fair market value equal to the closing price of the stock on the date of the grants.  Of the 297,277 shares of restricted stock issued during 2019, 55,834 shares will vest in fiscal year 2020, 152,189 shares will vest in fiscal year 2021, 66,544 shares will vest in fiscal year 2022, and 22,710 shares will vest in fiscal year 2024.

During fiscal year 2020, the Company issued 251,934 awards of restricted stock awards and 31,108 performance stock awards (in the form of market stock units) to certain employees and executive officers.  The Company also issued 35,676 awards of restricted stock units to non-employee directors from available shares under the 2018 Plan.  The restricted stock award shares were issued with a grant date fair market value equal to the closing price of the stock on the date of the grants.  The performance stock award shares were issued with a grant date fair market value based on a Monte Carlo valuation model. Of the 318,718 shares of restricted stock and market stock units issued during 2020, 66,493 shares will vest in fiscal year 2021, 100,932 shares will vest in fiscal year 2022, 89,146 shares will vest in 2023, 15,554 will vest in fiscal year 2024 and 8,364 will vest in fiscal year 2025.  Additionally, 38,229 shares of restricted stock granted during fiscal year 2020 were also fully vested in fiscal year 2020 in accordance with the modification of an existing employment agreement.  This modification resulted in an additional $1.4 million in stock compensation expense during fiscal year 2020.

The Company recorded $8.3 million, $8.2 million and $7.6 million in total stock option and restricted stock compensation expense during fiscal years 2020, 2019, and 2018, respectively that was classified primarily as general and administrative costs. The Company recognized $494 thousand in income tax expense and $466 thousand and $634 thousand in income tax benefit related to stock-based compensation plans during fiscal years 2020, 2019, and 2018, respectively.

A summary of the status of non-vested restricted stock and market stock units as of December 27, 2020 and changes during fiscal year 2020 is presented below.

	2020
	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested shares at beginning of year	922,422	$23.13
Granted	319,656	17.51
Vested	(446,525)	9.87
Forfeited	(51,039)	22.75
Non-vested shares at end of year	744,514	$22.22

As of December 27, 2020, there was $8.9 million of total unrecognized compensation cost related to 744,514 shares of non-vested restricted stock and market stock units. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years. The total grant date fair value of restricted stock vested in fiscal years 2020, 2019, and 2018 was $4.4 million, $7.9 million and $7.7 million, respectively.

As of December 27, 2020, there was no activity and no unrecognized compensation cost related to non-vested stock options. The total intrinsic value of options exercised in fiscal years 2019 and 2018 was $89 thousand and $231 thousand, respectively.

During fiscal years 2019 and 2018, the Company received $16 thousand and $32 thousand, respectively, in cash related to the exercise of options. The exercise of shares was fulfilled from shares reserved for issuance under the Amended and Restated 2005 Equity Incentive Plan and resulted in an increase in issued shares outstanding.

(15) Income Taxes

Total income tax expense (benefit) for fiscal years 2020, 2019, and 2018 was (in thousands):

	2020	2019	2018
Income tax expense (benefit) from continuing operations	$(7,910)	$8,173	$8,247
Income tax expense (benefit) from discontinued operations	—	—	26
Total consolidated income tax expense (benefit)	$(7,910)	$8,173	$8,273

Income tax expense (benefit) from continuing operations consists of the following (in thousands):

	Current	Deferred	Total
Year ended December 27, 2020
U.S. Federal	$(4,061)	$(4,986)	$(9,047)
State	(364)	1,298	934
Foreign	203	—	203
	$(4,222)	$(3,688)	$(7,910)
Year ended December 29, 2019
U.S. Federal	$4,350	$563	$4,913
State	2,685	274	2,959
Foreign	301	—	301
	$7,336	$837	$8,173
Year ended December 30, 2018
U.S. Federal	$4,851	$326	$5,177
State	2,723	14	2,737
Foreign	333	—	333
	$7,907	$340	$8,247

Income tax expense (benefit) differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows (in thousands):

	2020	2019	2018
Income tax expense (benefit) at statutory rates	$(6,973)	$10,580	$10,468
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	(1,410)	2,317	1,886
Employment-related tax credits, net	(2,827)	(4,976)	(4,628)
Non-deductible executive compensation	1,160	1,023	1,234
Stock-based compensation	377	(392)	(542)
Impact of federal carryback under CARES Act	(1,026)	—	—
Change in valuation allowance	2,630	29	419
Other	159	(408)	(590)
	$(7,910)	$8,173	$8,247
Effective tax rate	23.8%	16.2%	16.5%

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted.  Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act include provisions, among others, addressing the carryback of net operating losses (NOL)s, temporary modifications to the interest expense deduction limits, and technical amendments for qualified improvement property (QIP).  Additionally, the CARES Act provides for refundable employee retention payroll tax credits, and the deferral of the employer-paid portion of social security taxes.  The Company has taken and intends to take advantage of certain employment tax incentives contained in the Act, as well as the ability to carry-back to prior years federal NOLs generated in fiscal year 2020.

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

Income taxes applicable to discontinued operations are comprised of taxes calculated at the composite federal and state statutory tax rate times the pre-tax loss. A reconciliation of the U.S. statutory tax rate to the effective tax rate applicable to discontinued operations for fiscal years 2020, 2019 and 2018 follows (in thousands):

	2020	2019	2018
Income tax benefit at statutory rates	$—	$—	$22
Increase (decrease) in income taxes resulting from:
State income taxes at state statutory rate, net of federal impact	—	—	4
	$—	$—	$26
Effective tax rate	N/A	N/A	24.6%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

	2020	2019
Deferred tax assets:
Accounts payable and accrued expenses	$11,855	$9,171
Operating lease liabilities	55,862	60,473
Net state operating loss carryforwards	4,736	3,598
Tax credit carryforwards	4,241	450
Other	61	60
Total gross deferred tax assets	76,755	73,752
Less valuation allowance	(4,549)	(1,926)
Net deferred tax assets	72,206	71,826
Deferred tax liabilities:
Property and equipment	(3,279)	(1,590)
Intangible assets	(12,617)	(12,533)
Operating lease right of use assets	(47,694)	(52,774)
Total gross deferred tax liabilities	(63,590)	(66,897)
Net deferred tax assets	$8,616	$4,929

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment.  Based on this evaluation, management has recorded a valuation allowance against the Company’s gross deferred tax assets of $4.5 million and $1.9 million as of December 27, 2020 and December 29, 2019, respectively, related to certain state net operating loss and state tax credit carryforwards that are not likely to be offset by future state taxable income.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the net deferred tax assets.

As of December 27, 2020, the Company has federal net operating loss carry-overs of $7.7 million, which it intends to carry-back to its five preceding tax years, as permitted under the CARES Act.  As of that date, the Company has federal tax credit carry-forwards of $3.8 million, which are available to offset federal taxable income with the last of such benefit expiring in 2040.

As of December 27, 2020, the Company has state net operating loss carry-forwards of $89.1 million and state tax credit carry-forwards of $580 thousand, which are available to offset state taxable income with the last of such benefit expiring in 2040.

As of December 27, 2020, the Company’s gross unrecognized tax benefits totaled approximately $291 thousand, of which $230 thousand, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the unrecognized tax benefits within the next 12 months. Our continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (amounts in thousands):

Unrecognized tax benefits balance at December 29, 2019	$283
Gross increases for tax positions of prior years	8
Unrecognized tax benefits balance at December 27, 2020	$291

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state and local income tax examinations for fiscal years before 2016.

(16) Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the diluted weighted average shares of common stock outstanding during each period. Potentially dilutive securities include shares of non-vested stock awards. Diluted earnings (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Stock awards are excluded from the calculation of diluted earnings (loss) per share in the event they are antidilutive.

The following table sets forth the computation of basic earnings (loss) per common share (amounts in thousands, except share and per share data):

	Fiscal Year
	2020	2019	2018
Income (loss) from continuing operations	$(25,294)	$42,206	$41,600
Income (loss) from discontinued operations, net of income taxes	—	—	80
Net income (loss)	$(25,294)	$42,206	$41,680
Shares:
Weighted average number of common shares outstanding - basic	31,683,920	28,998,382	29,659,461

Basic earnings (loss) per common share:
Continuing operations	$(0.80)	$1.46	$1.40
Discontinued operations	—	—	0.01
Basic earnings (loss) per common share	$(0.80)	$1.46	$1.41

Diluted earnings (loss) per share for fiscal years 2020, 2019 and 2018 excludes 162,043, 25,915 and 9,591restricted shares with no exercise price, respectively, which were outstanding during the periods but were anti-dilutive. Fiscal year 2020 does not have any dilutive shares due to the fact that the Company has a net loss.

The following table sets forth the computation of diluted earnings (loss) per share (amounts in thousands, except share and per share data):

	Fiscal Year
	2020	2019	2018
Income (loss) from continuing operations	$(25,294)	$42,206	$41,600
Income (loss) from discontinued operations, net of income taxes	—	—	80
Net income (loss)	$(25,294)	$42,206	$41,680
Shares:
Weighted average number of common shares outstanding - basic	31,683,920	28,998,382	29,659,461
Dilutive shares	—	378,598	614,380
Weighted average number of common shares outstanding - diluted	31,683,920	29,376,980	30,273,841

Diluted earnings (loss) per common share:
Continuing operations	$(0.80)	$1.44	$1.37
Discontinued operations	—	—	0.01
Diluted earnings (loss) per common share	$(0.80)	$1.44	$1.38

(17) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment.  The Company does not rely on any major customers as a source of revenue.

The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers.  Revenues are derived principally from food and beverage sales. As of December 27, 2020, (i) the Company-owned steakhouse restaurant segment included 74 Ruth’s Chris Steak House restaurants and three Ruth’s Chris Steak House restaurants operating under a management agreement and (ii) the franchise operations segment included 72 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments.  Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the segments for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment. Segment information related to the Company’s two reportable business segments follows.

	Fiscal Year
	2020	2019	2018
		(dollar amounts in thousands)
Revenues:
Company-owned steakhouse restaurants	$263,731	$446,257	$431,536
Franchise operations	11,737	17,879	17,919
Unallocated other revenue and revenue discounts	2,280	3,890	2,879
Total revenues	$277,748	$468,026	$452,334

Segment profits:
Company-owned steakhouse restaurants	$37,480	$103,945	$105,166
Franchise operations	11,737	17,879	17,919
Total segment profit	49,217	121,824	123,085

Unallocated operating income	2,280	3,890	2,879
Marketing and advertising expenses	(6,859)	(15,432)	(16,639)
General and administrative costs	(33,248)	(34,643)	(37,253)
Depreciation and amortization expenses	(21,964)	(21,354)	(18,538)
Pre-opening costs	(1,633)	(1,824)	(1,875)
Gain on lease modifications	206	—	—
Loss on impairment	(16,548)	—	—
Interest expense, net	(4,681)	(2,197)	(1,739)
Other income	26	115	(73)
Income (loss) from continuing operations before income tax expense	$(33,204)	$50,379	$49,847

Capital expenditures:
Company-owned steakhouse restaurants	$10,294	$30,026	$29,433
Corporate assets	326	1,642	2,474
Total capital expenditures	$10,620	$31,668	$31,907

	Fiscal Year
	December 27,	December 29,	December 30,
	2020	2019	2018
		(dollar amounts in thousands)
Total assets:
Company-owned steakhouse restaurants	$420,245	$471,756	$233,446
Franchise operations	1,705	2,435	2,911
Corporate assets - unallocated	112,108	17,756	12,903
Deferred income taxes - unallocated	8,616	4,929	5,353
Total assets	$542,674	$496,876	$254,613

(18) Supplemental Consolidated Financial Statement Information

(a)	Accounts Receivable, net

Accounts receivable, net consists of the following (amounts in thousands):

	December 27,	December 29,
	2020	2019
Bank credit card receivables	$6,643	$7,669
Landlord contributions	4,108	3,565
Franchise fees	1,600	2,354
Trade receivables	662	1,065
Receivable from gift card issuances	7,845	8,802
Income tax receivable	3,371	—
Other	402	555
Allowance for doubtful accounts	(322)	(241)
	$24,309	$23,769

(b) Other Assets

Other assets consist of the following (amounts in thousands):

	December 27,	December 29,
	2020	2019
Deposits	$524	$497
Deferred financing costs, net	820	205
	$1,344	$702

(19) Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (amounts in thousands, except per share information):

	Quarter Ended
	March 29,	June 28,	September 27,	December 27,
	2020	2020	2020	2020	Total
Total revenues	$108,536	$28,417	$63,423	$77,372	$277,748
Cost and expenses	(112,645)	(52,477)	(68,538)	(72,637)	(306,297)
Operating income (loss)	(4,109)	(24,060)	(5,115)	4,735	(28,549)
Interest expense, net	(628)	(1,291)	(1,422)	(1,340)	(4,681)
Other	33	3	(48)	38	26
Income (loss) from continuing operations before income tax expense	(4,704)	(25,348)	(6,585)	3,433	(33,204)
Income tax expense (benefit)	(886)	(7,750)	(1,284)	2,010	(7,910)
Net income (loss)	$(3,818)	$(17,598)	$(5,301)	$1,423	$(25,294)
Basic earnings (loss) per share:
Basic earnings (loss) per share	$(0.13)	$(0.59)	$(0.15)	$0.04	$(0.80)
Diluted earnings (loss) per share:
Diluted earnings (loss) per share	$(0.13)	$(0.59)	$(0.15)	$0.04	$(0.80)
Dividends declared per common share	$0.15	$—	$—	$—	$0.15

	Quarter Ended
	March 31,	June 30,	September 29,	December 29,
	2019	2019	2019	2019	Total
Total revenues	$119,741	$110,243	$103,009	$135,033	$468,026
Cost and expenses	(102,898)	(98,597)	(97,438)	(116,633)	(415,565)
Operating income	16,843	11,646	5,571	18,400	52,461
Interest expense, net	(405)	(417)	(638)	(737)	(2,197)
Other	2	13	18	82	115
Income from continuing operations before income tax expense	16,440	11,242	4,951	17,745	50,379
Income tax expense	2,529	1,933	423	3,287	8,173
Net income	$13,911	$9,309	$4,528	$14,458	$42,206
Basic earnings per share:
Basic earnings per share	$0.48	$0.32	$0.16	$0.51	$1.46
Diluted earnings per share:
Diluted earnings per share	$0.47	$0.31	$0.16	$0.50	$1.44
Dividends declared per common share	$0.13	$0.13	$0.13	$0.13	$0.52