Form 10-K/A
period 2020-12-27
Ruths Hospitality Group, Inc.
filed 2021-03-15
CIK 1324272

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (“Amendment No. 1”) to our Annual Report on Form 10-K for the year ended December 27, 2020 (the “Original Form 10-K”), as filed with the Securities and Exchange Commission on March 5, 2021 (the “Original Filing Date”), solely to correct an administrative error in the content of Exhibit 23.1, Consent of Independent Registered Public Accounting Firm (the “Consent”) that resulted in an improperly worded auditor’s consent and omitted a registration statement file number. A new Exhibit 23.1 with the appropriate corrections is filed as Exhibit 23.1 attached hereto.

Except as described above, no changes have been made to the Original Form 10-K, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Form 10-K. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications of our Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 have been omitted from such certifications.

PART IV

Item 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

See Exhibit Index appearing on page 2 of this Amendment No. 1 for a list of exhibits filed with or incorporated by reference as part of this Annual Report on Form 10-K.

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

10.29*

Separation, Transition, and Release of Claims Agreement, effective as of December 2, 2020, by and between Ruth’s Hospitality Group, Inc. and Arne G. Haak (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed March 5, 2021).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed March 5, 2021).

23.1	Consent of KPMG LLP.

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of the Company’s Annual Report on Form 10-K filed March 5, 2021).

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of the Company’s Annual Report on Form 10-K filed March 5, 2021).

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K filed March 5, 2021).

32.2

Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Company’s Annual Report on Form 10-K filed March 5, 2021).

101.INS

Inline XBRL Instance Document – The instance document does not appear in the interactive data file because it’s XBRL tags are embedded within the Inline XBRL document (incorporated by reference to Exhibit 101.INS of the Company’s Annual Report on Form 10-K filed March 5, 2021).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH of the Company’s Annual Report on Form 10-K filed March 5, 2021).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL of the Company’s Annual Report on Form 10-K filed March 5, 2021).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF of the Company’s Annual Report on Form 10-K filed March 5, 2021).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB of the Company’s Annual Report on Form 10-K filed March 5, 2021).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE of the Company’s Annual Report on Form 10-K filed March 5, 2021).

104	Cover Page Interactive Date File (embedded within the Inline XBRL Document)

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2021

RUTH’S HOSPITALITY GROUP, INC.

By:	/s/ CHERYL J. HENRY
Cheryl J. Henry President and Chief Executive Officer

3