Form 10-Q
period 2021-03-28
Ruths Hospitality Group, Inc.
filed 2021-05-07
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2021

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2021 was 34,990,319, which includes 623,139 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	March 28,	December 27,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$112,318	$95,402
Accounts receivable, less allowance for doubtful accounts 2021 - $266; 2020 - $322	16,296	24,309
Inventory	7,188	6,930
Prepaid expenses and other	2,860	3,653
Total current assets	138,662	130,294
Property and equipment, net of accumulated depreciation 2021 - $181,747; 2020 - $177,277	115,745	119,887
Operating lease right of use assets	185,789	188,386
Goodwill	45,549	45,549
Franchise rights, net of accumulated amortization 2021 - $7,095; 2020 - $6,534	43,923	44,484
Other intangibles, net of accumulated amortization 2021 - $1,601; 2020 - $1,569	4,082	4,114
Deferred income taxes	8,009	8,616
Other assets	1,355	1,344
Total assets	$543,114	$542,674

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$6,262	4,101
Accrued payroll	12,740	15,344
Accrued expenses	6,220	6,449
Deferred revenue	54,569	59,030
Current operating lease liabilities	20,022	20,854
Other current liabilities	3,338	2,543
Total current liabilities	103,151	108,321
Long-term debt	115,000	115,000
Operating lease liabilities	206,434	209,654
Unearned franchise fees	2,128	2,186
Other liabilities	69	69
Total liabilities	426,782	435,230
Commitments and contingencies (Note 11)	—	—

Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 34,384,707 shares issued and outstanding at March 28, 2021, 34,256,921 shares issued and outstanding at December 27, 2020	344	343
Additional paid-in capital	83,186	83,424
Retained earnings	32,802	23,677
Treasury stock, at cost; 71,950 shares at March 28, 2021 and December 27, 2020	—	—
Total shareholders' equity	116,332	107,444
Total liabilities and shareholders' equity	$543,114	$542,674

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended
	March 28,	March 29,
	2021	2020

Revenues:
Restaurant sales	$81,636	$103,040
Franchise income	3,792	3,626
Other operating income	1,855	1,870
Total revenues	87,283	108,536

Costs and expenses:
Food and beverage costs	22,921	30,626
Restaurant operating expenses	37,583	55,554
Marketing and advertising	1,993	3,438
General and administrative costs	7,196	8,031
Depreciation and amortization expenses	5,063	5,822
Pre-opening costs	445	477
Loss on impairment	—	8,697
Total costs and expenses	75,201	112,645

Operating income (loss)	12,082	(4,109)

Other income (expense):
Interest expense, net	(1,303)	(628)
Other	44	33

Income (loss) before income taxes	10,823	(4,704)
Income tax expense (benefit)	1,698	(886)
Net income (loss)	$9,125	$(3,818)

Basic earnings (loss) per common share	$0.27	$(0.13)

Diluted earnings (loss) per common share	$0.26	$(0.13)

Shares used in computing earnings (loss) per common share:
Basic	34,282,733	28,287,261
Diluted	34,599,764	28,287,261

Cash dividends declared per common share	$—	$0.15

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

(Amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders'
	Shares	Value	Capital	Earnings	Shares	Value	Equity
Balance at December 27, 2020	34,257	$343	$83,424	$23,677	72	$—	$107,444
Net income	—	—	—	9,125	—	—	9,125
Shares issued under stock compensation plan net of shares withheld for tax effects	128	1	(1,802)	—	—	—	(1,801)
Stock-based compensation	—	—	1,564	—	—	—	1,564
Balance at March 28, 2021	34,385	$344	$83,186	$32,802	72	$—	$116,332

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders'
	Shares	Value	Capital	Earnings	Shares	Value	Equity
Balance at December 29, 2019	28,419	$284	$40,462	$53,399	72	$—	$94,145
Net loss	—	—	—	(3,818)	—	—	(3,818)
Cash dividends, $0.15 per common share	—	—	—	(4,428)	—	—	(4,428)
Repurchase of common stock	(902)	(9)	(13,217)	—	—	—	(13,226)
Shares issued under stock compensation plan net of shares withheld for tax effects	100	1	(659)	—	—	—	(658)
Stock-based compensation	—	—	2,065	—	—	—	2,065
Balance at March 29, 2020	27,617	$276	$28,652	$45,153	72	$—	$74,081

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	13 Weeks Ended
	March 28,	March 29,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$9,125	$(3,818)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,063	5,822
Deferred income taxes	607	(1,973)
Non-cash interest expense	108	24
Loss on impairment	—	8,697
Stock-based compensation expense	1,564	2,065
Changes in operating assets and liabilities:
Accounts receivable	8,013	17,076
Inventories	(258)	1,174
Prepaid expenses and other	794	139
Other assets	11	—
Accounts payable and accrued expenses	(430)	(21,333)
Deferred revenue	(4,461)	(5,453)
Operating lease liabilities and assets	(1,454)	3,119
Other liabilities	526	1,026
Net cash provided by operating activities	19,208	6,565
Cash flows from investing activities:
Acquisition of property and equipment	(359)	(3,928)
Net cash used in investing activities	(359)	(3,928)
Cash flows from financing activities:
Principal borrowings on long-term debt	—	85,000
Principal repayments on long-term debt	—	(4,000)
Repurchase of common stock	—	(13,226)
Cash dividend payments	—	(4,428)
Tax payments from the vesting of restricted stock and option exercises	(1,801)	(658)
Deferred financing costs	(132)	(100)
Net cash (used in) provided by financing activities	(1,933)	62,588
Net increase in cash and cash equivalents	16,916	65,225
Cash and cash equivalents at beginning of period	95,402	5,567
Cash and cash equivalents at end of period	$112,318	$70,792
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$1,345	$554
Income taxes	$39	$75
Noncash investing and financing activities:
Accrued acquisition of property and equipment	$46	$4,190

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the Company) as of March 28, 2021 and December 27, 2020 and for the thirteen week periods ended March 28, 2021 and March 29, 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The condensed consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of March 28, 2021, there were 149 Ruth’s Chris Steak House restaurants, including 74 Company-owned restaurants, three restaurants operating under contractual agreements and 72 franchisee-owned restaurants, including 21 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Singapore and Taiwan. All Company-owned restaurants are located in the United States.  Subsequent to the end of the quarter, the Ruth’s Chris Steak House located in Bellevue, WA permanently closed.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended March 28, 2021 and March 29, 2020 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2020.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended March 28, 2021 and March 29, 2020 each contained thirteen weeks and are referred to herein as the first quarter of fiscal year 2021 and the first quarter of fiscal year 2020, respectively. Fiscal years 2021 and 2020 are both 52-week years.

COVID-19 Impact

In March 2020 the World Health Organization declared the novel coronavirus 2019 (COVID-19) a pandemic and the United States declared it a National Public Health Emergency, which has resulted in a significant reduction in revenue at the Company’s restaurants due to mandatory restaurant closures, capacity limitations, social distancing guidelines or other restrictions mandated by governments across the world, including federal, state and local governments in the United States.  As a result of these developments, the Company has experienced a significant negative impact on its revenues, results of operations and cash flows compared to periods prior to the onset of the pandemic. During the first quarter of fiscal year 2021, many jurisdictions began lifting operating restrictions, and by the end of the quarter, most of the Company’s restaurants were operating with open dining rooms. As of March 28, 2021, 75 of the 77 Company-owned and -managed restaurants were open, which included 74 restaurants offering limited capacity dining service and one restaurant offering to-go and delivery service only. This is an unprecedented event in the Company’s history, and it is uncertain how the conditions surrounding COVID-19 will continue to change.

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

Recent Accounting Pronouncements

In December 2019 the FASB issued ASU 2019-12, Income Taxes (Topic 740).  This update modifies Topic 740 to simplify the accounting for income taxes.  The Company adopted this new standard on December 28, 2020.  The adoption of ASU 2019-12 did not have a significant impact on the Company’s financial reporting.

(2) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of March 28, 2021 and December 27, 2020 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying value, plus unpaid interest and deferred financing costs of $844 thousand at March 28, 2021, represents a reasonable estimate of FV (Level 2).

The Company did not have any non-financial assets measured at fair value on a non-recurring basis as of March 28, 2021. The Company’s non-financial assets measured at fair value on a non-recurring basis as of December 27, 2020 were as follows (in thousands):

	Fair Value as of December 27, 2020	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment
Long-lived assets	$1,708	$1,708	$—	$12,736
Territory rights	$—	$—	$—	$3,101

(3) Leases

The Company leases restaurant facilities and equipment.  The Company determines whether an arrangement is or contains a lease at contract inception.  The Company’s leases are all classified as operating leases, which are included as ROU assets and operating lease liabilities in the Company’s condensed consolidated balance sheet.  Operating lease liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date.  ROU assets are measured based on the operating lease liabilities adjusted for lease incentives, initial indirect costs and impairments of operating lease assets.  Minimum lease payments include only the fixed lease components of the agreements, as well as any variable rate payments that depend on an index, which are measured initially using the index at the lease commencement dates.  To determine the present value of future minimum lease payments, the Company estimates incremental borrowing rates based on the information available at the lease commencement dates, or amendment date for contract modifications.  The Company estimates its incremental borrowing rates by determining the synthetic credit rating of the Company using quantitative and qualitative analysis and then adjusting the synthetic credit rating to a collateralized credit rating.  A spread curve is then developed using the U.S. corporate bond yield curve of the same credit rating and the U.S. Treasury curve to determine the rate for different terms.  The expected lease terms include options to extend when it is reasonably certain the Company will exercise the options up to a total term of 20 years.  Total lease cost is expensed on a straight-line basis over the life of a lease.  Additionally, incentives received from landlords used to fund leasehold improvements reduce the ROU assets related to those leases and are amortized as reductions to lease expense over the lives of the leases.  Variable lease payments that do not depend on a rate or index, payments associated with non-lease components and short-term rentals (leases with terms less than 12 months) are expensed as incurred.

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

Due to the impacts of the COVID-19 pandemic, the Company initiated negotiations with its landlords to modify its restaurant lease agreements.  During the first quarter of 2021, the Company amended 13 leases.  Where applicable, the Company has elected to account for eligible lease concessions as if they were made under the enforceable rights included in the original agreement pursuant to the Staff Q&A.

As of March 28, 2021, all of the Company-owned Ruth’s Chris Steak House restaurants operated in leased premises, with the exception of the restaurant in Ft. Lauderdale, FL, which is an owned property, and the restaurants in Anaheim, CA, Lake Mary, FL, Princeton, NJ and South Barrington, IL, which operate on leased land.  The leases generally provide for minimum annual rental payments with scheduled minimum rent payment increases during the terms of the leases.  Certain leases also provide for rent deferral during the initial term, lease incentives in the form of tenant allowances to fund leasehold improvements, and/or contingent rent provisions based on the sales at the underlying restaurants.  Most of the Company’s restaurant leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.  As of March 28, 2021, the weighted average remaining lease term and discount rate for operating leases is 13.1 years and 5.2%, respectively.

The components of lease expense are as follows (in thousands):

		13 Weeks Ended	13 Weeks Ended
	Classification	March 28, 2021	March 29, 2020
Operating lease cost	Restaurant operating expenses and general and administrative costs	$6,509	$7,152
Variable lease cost	Restaurant operating expenses and general and administrative costs	2,945	2,726
Total lease cost		$9,454	$9,878

As of March 28, 2021, maturities of lease liabilities are summarized as follows (in thousands):

Operating Leases
2021, excluding first thirteen weeks ended March 28, 2021	$23,877
2022	26,895
2023	24,834
2024	24,380
2025	22,951
Thereafter	192,755
Total future minimum rental commitments	315,692
Imputed interest	(89,236)
$226,456

Supplemental cash flow information related to leases was as follows (in thousands):

	13 Weeks Ended	13 Weeks Ended
	March 28, 2021	March 29, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,580	$6,507
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,092	$3,820

Additionally, as of March 28, 2021, the Company has executed two leases for new Ruth’s Chris Steak House Restaurant locations with undiscounted fixed payments over the initial term of $12.1 million.  These leases will commence when the landlords make the properties available to the Company.  These leases are expected to commence during the next 18 months.  Both signed leases are expected to have an economic lease term of 20 years.  The Company will assess the reasonably certain lease term at the lease commencement date.

(4) Revenue

In the following tables, the Company’s revenue is disaggregated by major component for each category on the consolidated statements of operations (in thousands).

13 Weeks Ended March 28, 2021:	Domestic	International	Total Revenue
Restaurant sales	$81,636	$—	$81,636
Franchise income	3,328	464	3,792
Other operating income	1,855	—	1,855
Total revenue	$86,819	$464	$87,283

13 Weeks Ended March 29, 2020:	Domestic	International	Total Revenue
Restaurant sales	$103,040	$—	$103,040
Franchise income	3,059	567	3,626
Other operating income	1,870	—	1,870
Total revenue	$107,969	$567	$108,536

The following table provides information about receivables and deferred revenue liabilities from contracts with customers (in thousands).

	March 28,	December 27,
	2021	2020
Accounts receivable, less allowance for doubtful accounts 2021 - $266; 2020 - $322	$10,208	$16,578
Deferred revenue	$54,569	$59,030
Unearned franchise fees	$2,128	$2,186

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the first thirteen weeks of fiscal year 2021 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 27, 2020	$59,030	$2,186
Decreases in the beginning balance from gift card redemptions	(10,668)	—
Increases due to proceeds received, excluding amounts recognized during the period	6,200	—
Decreases due to recognition of franchise development and opening fees	—	(58)
Increases due to proceeds received for franchise development and opening fees	—	—
Other	7	—
Balance at March 28, 2021	$54,569	$2,128

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the first thirteen weeks of fiscal year 2020 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 29, 2019	$52,856	$2,489
Decreases in the beginning balance from gift card redemptions	(11,522)	—
Increases due to proceeds received, excluding amounts recognized during the period	6,115	—
Decreases due to recognition of franchise development and opening fees	—	(59)
Increases due to proceeds received for franchise development and opening fees	—	—
Other	(46)	—
Balance at March 29, 2020	$47,403	$2,430

(5) Long-term Debt

Long-term debt consists of the following (in thousands):

	March 28,	December 27,
	2021	2020
Senior Credit Facility:
Revolving credit facility	$115,000	$115,000
Less current maturities	—	—
	$115,000	$115,000

As of March 28, 2021, the Company had $115.0 million of outstanding indebtedness under its senior credit facility with approximately $330 thousand of borrowings available, net of outstanding letters of credit of approximately $4.7 million. As of March 28, 2021, the weighted average interest rate on the Company’s outstanding debt was 4.0% and the weighted average interest rate on its outstanding letters of credit was 3.1%.  In addition, the fee on the Company’s unused senior credit facility was 0.4%.

On February 2, 2017, the Company entered into a senior credit facility pursuant to a credit agreement with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (as amended, as of the end of the fiscal year 2020, the “Credit Agreement”).  The Credit Agreement provides for a revolving credit facility of $120.0 million with a $5.0 million subfacility of letters of credit and a $5.0 million subfacility for swingline loans. The Credit Agreement has a maturity date of February 2, 2023.

On January 28, 2021 the Company entered into a Sixth Amendment to Credit Agreement (“Sixth Amendment” and the Credit Agreement as amended by the Sixth Amendment, the “Amended Credit Agreement”), which makes certain amendments to the Credit Agreement.  The Sixth Amendment provides for a $10.0 million commitment reduction from the $120.0 million available under the Credit Agreement, so that the Amended Credit Agreement provides for a $110.0 revolving credit facility.  The commitment reduction was effective as of March 29, 2021, the first day of the Company’s second quarter of fiscal year 2021.  Like the Credit Agreement, the Amended Credit Agreement has a $5.0 million subfacility of letters of credit and a $5.0 million subfacility for swingline loans.

The Amended Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants, as described below, requiring a minimum fixed coverage charge ratio as defined in the Amended Credit Agreement (“Fixed Charge Coverage Ratio”) limiting the Company’s actual leverage ratio as defined in the Amended Credit Agreement (“Consolidated Leverage Ratio”) and requiring the Company to hold a certain specified amount of cash.  The Amended Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company. If any event of default occurs and is not cured within the applicable grace period or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments and the lenders’ commitments may be terminated. The obligations under the Amended Credit Agreement are guaranteed by certain of the Company’s subsidiaries and are secured by a lien on substantially all of the Company’s personal property assets other than any equity interest in current and future subsidiaries of the Company.

From January 28, 2021 until the Calculation Date for the fiscal quarter ending December 26, 2021, interest rates on loans under the Amended Credit Agreement are 3.00% and 2.00% above the LIBOR Rate and Base Rate, respectively, and the fee for the daily unused availability under the revolving credit facility is 0.40%. Prior to January 28, 2021, interest rates on loans under the Credit Agreement during the first quarter of fiscal year 2021 were 2.75% and 1.75% above the LIBOR Rate and Base Rate, respectively, and the fee for the daily unused availability under the revolving credit facility is 0.40%. The term “Calculation Date” means the date five (5) business days after the day on which the Company provides a compliance certificate required for its most recently ended fiscal quarter.  Thereafter, and in accordance with the Amended Credit Agreement, interest rate margins and the fee for the unused commitment will be calculated based on the Consolidated Leverage Ratio, and at the Company’s option, revolving loans may bear interest at either:

(i)	LIBOR, plus an applicable margin, or
(ii)

the highest of (a) the rate publicly announced by Wells Fargo as its prime rate, (b) the average published federal funds rate in effect on such day plus 0.50% and (c) one month LIBOR plus 1.00%, plus an applicable margin (the rate described in this clause (ii) prior to adding the applicable margin, the “Base Rate”).

The applicable margin is based on the Company’s Consolidated Leverage Ratio, ranging (a) from 1.50% to 2.50% above the applicable LIBOR rate or (b) 0.50% to 1.50% above the applicable Base Rate.

Among the covenant obligations with which the Company must comply, the Amended Credit Agreement requires the Company to comply with the following:

•	Minimum aggregate cash holding requirements through June 2021 in an amount equal to the following amount for each month set forth below:

January 2021	$50,000,000
February 2021	$50,000,000
March 2021	$50,000,000
April 2021	$40,000,000
May 2021	$40,000,000
June 2021	$40,000,000
•

Commencing with the fiscal quarter ending June 27, 2021, a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00 on an annualized basis, which will exclude the impact of fiscal year 2020 and first fiscal quarter of 2021, through the end of fiscal year 2021, and on an actual basis thereafter.

•	Commencing with the second fiscal quarter ending June 27, 2021, a Consolidated Leverage Ratio not to exceed the following thresholds for the periods indicated:

Period	Maximum Ratio
The last day of the second Fiscal Quarter of the 2021 Fiscal Year	5.00 to 1.00
The last day of the third Fiscal Quarter of the 2021 Fiscal Year	4.50 to 1.00
The last day of the fourth Fiscal Quarter of the 2021 Fiscal Year	4.00 to 1.00
The last day of the first Fiscal Quarter of the 2022 Fiscal Year and thereafter	3.00 to 1.00

For purposes of calculating required compliance with the maximum ratio, the Consolidated Leverage Ratio will be calculated on an annualized basis, which will exclude the impact of fiscal year 2020 and first fiscal quarter of 2021, through the end of fiscal year 2021, and on an actual basis thereafter.

Under the Amended Credit Agreement, the Fixed Charge Coverage Ratio and Consolidated Leverage Ratio requirements remain in effect through maturity of the loan on February 2, 2023, but the minimum cash holding requirement ends in June 2021.  The Sixth Amendment limits non-maintenance capital expenditures by the Company and its subsidiaries to no more than $5.0 million during fiscal year 2021.  The Company and its subsidiaries may fund such non-maintenance capital expenditures during fiscal year 2021 with (i) 75% of consolidated EBITDA earned during a fiscal quarter in excess of $7.5 million (“Capital Expenditure Basket Amount”) and/or (ii) net cash proceeds from the sale-leaseback of a real property located in Florida.  If the Company and its subsidiaries do not use the entire Capital Expenditure Basket Amount in any fiscal quarter, such unutilized amount may be carried forward to increase the aggregate amount of consolidated capital expenditures permitted to be made until the Company can demonstrate that the Consolidated Leverage Ratio is less than 2.50 to 1.00 for the period of four fiscal quarters most recently ended.

Beginning in fiscal year 2022, the Amended Credit Agreement provides that the Company and its subsidiaries may make capital expenditures in any fiscal year in an amount equal to 75% of consolidated EBITDA for the immediately preceding fiscal year when the Consolidated Leverage Ratio is equal to or greater than 1.50 to 1.0, but less than 2.50 to 1.0.  When the Consolidated Leverage Ratio is less than 1.50 to 1.0, the Company and its subsidiaries may make capital expenditures in an unlimited amount.  For purposes of determining to what extent capital expenditures may be made, the Consolidated Leverage Ratio will be calculated on an actual basis rather than on an annualized basis.

The Company currently is prohibited from paying any dividends or repurchasing any shares of its common stock if the Company cannot demonstrate that its Consolidated Leverage Ratio is less than 2.50 to 1.00 (both before and after giving effect to the proposed repurchase or dividend).

Subsequent to the end of the first fiscal quarter 2021, the Company entered into a Seventh Amendment to Credit Agreement (“Seventh Amendment”), which amends its existing $110.0 million Amended Credit Agreement.  The Seventh Amendment increases the permitted growth-related capital expenditures from $5.0 million to $20.0 million in fiscal year 2021.  Beginning in fiscal year 2022, requirements for growth capital expenditures revert back to the terms in the Amended Credit Agreement when the Consolidated Leverage Ratio is  less than 2.50 to 1.00, and growth capital expenditures will  not be permitted if the Consolidated Leverage Ratio is  greater than 2.50 to 1.00.  The Seventh Amendment requires that the Consolidated Leverage Ratio not exceed the following thresholds for the periods indicated:

Period	Maximum Ratio
The last day of the second Fiscal Quarter of the 2021 Fiscal Year	4.00 to 1.00
The last day of the third Fiscal Quarter of the 2021 Fiscal Year	3.50 to 1.00
The last day of the fourth Fiscal Quarter of the 2021 Fiscal Year and thereafter	3.00 to 1.00

Under the Seventh Amendment, the Fixed Charge Coverage Ratio thresholds remain the same as required under the Amended Credit Agreement. Both the Consolidated Leverage Ratio and the Fixed Charge Coverage Ratio will be calculated under the Seventh Amendment by including the results from the first quarter of fiscal year 2021.

From May 4, 2021 until the Calculation Date for the fiscal quarter ending June 27, 2021, interest rates on loans under the Seventh Amendment are 2.50% and 1.50% above the LIBOR Rate and Base Rate, respectively, and the fee for the daily unused availability under the revolving credit facility is 0.40%.  Thereafter, interest rate margins and the fee for the unused commitment will be calculated based on the Consolidated Leverage Ratio in accordance with the Credit Agreement.

(6) Shareholders’ Equity

In October 2019, the Company’s Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time.  The new share repurchase program replaces the previous share repurchase program announced in October 2017, which has been terminated.  As of March 28, 2021, $41.6 million remained available for future purchases under the share new repurchase program.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2020
February 21, 2020	$0.15	March 6, 2020	$4,428	March 20, 2020

As a result of the impacts to our business arising from the COVID-19 pandemic, the Company has suspended its share repurchase program and dividend payments. Amendments to the Company’s Credit Agreement currently prohibit the payment of dividends and share repurchases until our Consolidated Leverage Ratio (as defined in the Credit Agreement) is less than 2.50:1.00 times Bank Adjusted EBITDA. Outstanding unvested restricted stock is not included in common stock outstanding amounts. Restricted stock awards outstanding as of March 28, 2021 totaled 518,385 shares. Restricted stock units outstanding as of March 28, 2021 totaled 78,294 shares. Performance stock awards (in the form of market stock units) outstanding as of March 28, 2021 totaled 31,108 shares.

(7) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment. The Company does not rely on any major customers as a source of revenue. The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of March 28, 2021, (i) the Company-owned steakhouse restaurant segment included 74 Ruth’s Chris Steak House restaurants and three Ruth’s Chris Steak House restaurants operating under contractual agreements and (ii) the franchise operations segment included 72 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the Company-owned steakhouse segment for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment.

Segment information related to the Company’s two reportable business segments follows (in thousands):

	13 Weeks Ended
	March 28,	March 29,
	2021	2020
Revenues:
Company-owned steakhouse restaurants	$82,693	$103,971
Franchise operations	3,792	3,626
Unallocated other revenue and revenue discounts	798	939
Total revenues	$87,283	$108,536

Segment profits:
Company-owned steakhouse restaurants	$22,189	$17,791
Franchise operations	3,792	3,626
Total segment profit	25,981	21,417

Unallocated operating income	798	939
Marketing and advertising expenses	(1,993)	(3,438)
General and administrative costs	(7,196)	(8,031)
Depreciation and amortization expenses	(5,063)	(5,822)
Pre-opening costs	(445)	(477)
Loss on impairment	—	(8,697)
Interest expense, net	(1,303)	(628)
Other income	44	33
Income (loss) before income tax expense	$10,823	$(4,704)

Capital expenditures:
Company-owned steakhouse restaurants	$359	$3,767
Corporate assets	—	161
Total capital expenditures	$359	$3,928

	March 28,	December 27,
	2021	2020
Total assets:
Company-owned steakhouse restaurants	$411,667	$420,245
Franchise operations	1,415	1,705
Corporate assets - unallocated	122,023	112,108
Deferred income taxes - unallocated	8,009	8,616
Total assets	$543,114	$542,674

(8) Stock-Based Employee Compensation

On May 15, 2018, the Company’s stockholders approved a new 2018 Omnibus Incentive Plan (2018 Plan) which replaced the Amended and Restated 2005 Equity Incentive Plan (2005 Plan), which expired on May 30, 2018.  The 2018 Plan authorizes 2.5 million shares reserved for future grants.  Awards that were previously awarded under the 2005 Plan that are forfeited or cancelled in the future will be made available for grant or issuance under the 2018 Plan.  The 1,649,394 shares that were authorized but unissued under the 2005 Plan as of May 15, 2018 were cancelled.  As of March 28, 2021, there were no shares of common stock issuable upon exercise of currently outstanding options, and 109,984 currently outstanding unvested restricted stock awards under the 2005 Plan.  As of March 28, 2021, there were 517,803 currently outstanding unvested restricted stock awards, restricted stock units, and performance stock awards under the 2018 Plan.  As of March 28, 2021, the 2018 Plan has 2,207,410 shares available for future grants. During the first thirteen weeks of fiscal year 2021, the Company issued 86,676 restricted stock awards and units to directors, officers and other employees of the Company. Of the 86,676 restricted stock awards and units issued during the first thirteen weeks of fiscal year 2021, 28,881 shares will vest in fiscal year 2022, 28,881 shares will vest in fiscal year 2023, and 28,914 shares will vest in fiscal year 2024.  Additionally, 2,470 shares of restricted stock granted during fiscal year 2019 and 7,802 shares of restricted stock granted during fiscal year 2020 were also fully vested in the first fiscal quarter of 2021 in accordance with the termination of an employment agreement. Total stock compensation expense recognized during the first thirteen weeks of fiscal years 2021 and 2020 was $1.6 million and $2.0 million, respectively.

(9) Income Taxes

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:
	13 Weeks Ended
	March 28,	March 29,
	2021	2020
Income tax expense (benefit) at statutory rates	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.3%	3.1%
Federal employment tax credits	(10.0%)	(4.2%)
Non-deductible executive compensation	1.6%	0.9%
Stock-based compensation	(1.1%)	(6.2%)
Other	(0.1%)	4.2%
Effective tax rate	15.7%	18.8%

The effective tax rate of 15.7% for the quarter ended March 28, 2021 represents income tax expense of $1.7 million, while the effective tax rate of 18.8% for the quarter ended March 29, 2020 represents an income tax benefit of $886 thousand.

The federal employment-related tax credits are comprised mainly of federal FICA tip credits which the Company utilizes to reduce its periodic federal income tax expense. A restaurant company employer may claim a credit against its federal income taxes for FICA taxes paid on certain wages (the FICA tip credit). The credit against income tax liability is for the full amount of eligible FICA taxes. Employers cannot deduct from taxable income the amount of FICA taxes taken into account in determining the credit.

Reflected in the Other line in the effective tax rate schedule above for the quarter ended March 29, 2020 is a tax benefit of $1.8 million related to the carryback of federal NOLs under the CARES Act, and a tax expense of $1.7 million related to changes in valuation allowances against deferred tax assets for certain state NOL carryforwards.

(10) Earnings Per Share

The following table sets forth the computation of earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended
	March 28,	March 29,
	2021	2020
Net income (loss)	$9,125	$(3,818)
Shares:
Weighted average number of common shares outstanding - basic	34,282,733	28,287,261
Weighted average number of common shares outstanding - diluted	34,599,764	28,287,261

Basic earnings (loss) per common share	$0.27	$(0.13)

Diluted earnings (loss) per common share	$0.26	$(0.13)

Diluted earnings per share for the first quarter of fiscal years 2021 and 2020 excludes restricted shares of 4,005 and 341,451, respectively, which were outstanding during the period but were anti-dilutive and had no exercise price.

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

On February 26, 2018, a former restaurant hourly employee filed a class action lawsuit in the Superior Court of the State of California for the County of Riverside, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to pay minimum wages, pay overtime wages, permit required meal and rest breaks, and provide accurate wage statements, among other claims.  On September 2, 2020, the class action lawsuit was amended to include two additional proposed class representatives.  This lawsuit seeks unspecified penalties under the California’s Private Attorney’s General Act in addition to other monetary payments (Quiroz Guerrero, et al. v. Ruth’s Hospitality Group, Inc., et al.; Case No RIC1804127).  The parties are currently engaged in discovery and the court has set a briefing schedule on class certification for mid-2022.  Although the ultimate outcome of this matter, including any possible loss, cannot be predicted or reasonably estimated at this time, we have vigorously defended this matter and intend to continue doing so.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely result,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek”, “should,” “target,” “will be,” “will continue,” “will likely result,” “would” and other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals, including with respect to restaurant openings/re-openings and acquisitions or closures, capital expenditures, strategy, financial outlook, cash flows, our effective tax rate, and the impact of recent accounting pronouncements, also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: the negative impact the COVID-19 pandemic has had and will continue to have on our business, financial condition and results of operations; reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to income taxes, unclaimed property, Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; political conditions, civil unrest or other developments and risks in the markets where the Company’s restaurants are located; harmful actions taken by the Company’s franchisees; the inability to successfully integrate franchisee acquisitions into the Company’s business operations; economic, regulatory and other limitations on the Company’s ability to pursue new restaurant openings and other organic growth opportunities; a material failure, interruption or security breach of the Company’s information technology network; the Company’s indemnification obligations in connection with its sale of the Mitchell’s Restaurants; the Company’s ability to protect its name and logo and other proprietary information; an impairment in the financial statement carrying value of our goodwill, other intangible assets or property; gains or losses on lease modifications; the impact of litigation; the restrictions imposed by the Company’s credit agreement; changes in, or the suspension or discontinuation of, the Company’s quarterly cash dividend payments or share repurchase program; and the inability to secure additional financing on terms acceptable to the Company. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Part II Item1A of this Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2020, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have not occurred.

Overview

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of March 28, 2021, there were 149 Ruth’s Chris Steak House restaurants, including 74 Company-owned restaurants, three restaurants operating under contractual agreements and 72 franchisee-owned restaurants.

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

In March 2020 the World Health Organization declared the novel coronavirus 2019 (COVID-19) a pandemic and the United States declared it a National Public Health Emergency, which has resulted in a significant reduction in revenue at the Company’s restaurants due to mandatory restaurant closures, capacity limitations, social distancing guidelines or other restrictions mandated by governments across the world, including federal, state and local governments in the United States.  As a result of these developments, the Company has experienced a significant negative impact on its revenues, results of operations and cash flows compared to periods prior to the onset of the pandemic. During the first quarter of fiscal year 2021, many jurisdictions began lifting operating restrictions, and by the end of the quarter, most of the Company’s restaurants were operating with open dining rooms.  As of April 30, 2021, all 76 Company-owned and -managed restaurants were offering limited capacity dining service, 70 franchisee-owned restaurants were offering limited capacity dining service and 2 franchisee-owned restaurants were offering to-go and delivery service only.  Subsequent to the end of the quarter, the Company permanently closed one restaurant in Bellevue, WA.

Our business is subject to seasonal fluctuations. Historically, our first and fourth quarters have tended to be the strongest revenue quarters due largely to the year-end holiday season and the popularity of dining out during the fall and winter months.   Due to the impacts of COVID-19, it is uncertain whether future quarters will be stronger or weaker than the first fiscal quarter of 2021.  Consequently, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular period may decrease.

Our Annual Report on Form 10-K for the fiscal year ended December 27, 2020 provides additional information about our business, operations and financial condition.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of total revenues for the periods indicated, except as otherwise noted. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	13 Weeks Ended
	March 28,	March 29,
	2021	2020
Revenues:
Restaurant sales	93.5%	94.9%
Franchise income	4.3%	3.3%
Other operating income	2.2%	1.8%
Total revenues	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	28.1%	29.7%
Restaurant operating expenses (percentage of restaurant sales)	46.0%	53.9%
Marketing and advertising	2.3%	3.2%
General and administrative costs	8.2%	7.4%
Depreciation and amortization expenses	5.8%	5.4%
Pre-opening costs	0.5%	0.4%
Loss on impairment	-	8.0%
Total costs and expenses	86.2%	103.8%
Operating income (loss)	13.8%	(3.8%)

Other income (expense):
Interest expense, net	(1.5%)	(0.5%)
Other	0.1%	0.0%
Income (loss) before income taxes	12.4%	(4.3%)
Income tax expense (benefit)	1.9%	(0.8%)
Net income (loss)	10.5%	(3.5%)

First Quarter Ended March 28, 2021 (13 Weeks) Compared to First Quarter Ended March 29, 2020 (13 Weeks)

Overview. Operating income (loss) increased by $16.2 million to $12.1 million for the first quarter of fiscal year 2021 from the loss reported for the first quarter of fiscal year 2020. Operating income for the first quarter of fiscal year 2021 was favorably impacted by an $18.0 million decrease in operating expenses, an $8.7 million decrease in loss on impairment, a $7.7 million decrease in food and beverage costs, and a $1.4 million decrease in marketing and advertising, which was partially offset by a $21.4 million decrease in restaurant sales. Net income (loss) increased from the first quarter of fiscal year 2020 by $12.9 million to $9.1 million.

Segment Profits. Segment profitability information is presented in Note 7 in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements”. Segment profit for the first quarter of fiscal year 2021 for the Company-owned steakhouse restaurant segment increased by $4.4 million to a $22.2 million profit compared to the first quarter of fiscal year 2020. The increase was driven primarily by an $18.0 million decrease in restaurant operating expenses and a $7.7 million decrease in food and beverage costs, offset by a $21.3 million decrease in restaurant sales.  Franchise income increased $166 thousand in the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020.

Restaurant Sales.  Restaurant sales decreased by $21.4 million, or 20.8%, to $81.6 million in the first quarter of fiscal year 2021 from the first quarter of fiscal year 2020.  Company-owned comparable restaurant sales decreased by 14.8%, which consisted of a 15.8% decrease in traffic partially offset by a 1.2% increase in average check.  At the end of the first quarter, 72 Company-owned Ruth’s Chris Steak House restaurants were in operation offering limited capacity dining room service, and two Company-owned restaurants were temporarily closed.

Franchise Income. Franchise income in the first quarter of fiscal year 2021 increased by $166 thousand, or 4.6%, to $3.8 million in the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020.  The increase in franchise income was due to an increase in franchisee-owned restaurant sales.

Other Operating Income. Other operating income decreased by $15 thousand in the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020.  The decrease in other operating income was primarily due to a decrease in restaurant traffic.

Food and Beverage Costs. Food and beverage costs decreased by $7.7 million, or 25.2%, to $22.9 million in the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020 primarily due to decreased restaurant sales. As a percentage of restaurant sales, food and beverage costs decreased to 28.1% in the first quarter of fiscal year 2021 from 29.7% in the first quarter of fiscal year 2020, primarily driven by a 1.5% decrease in beef costs.

Restaurant Operating Expenses. Restaurant operating expenses decreased by $18.0 million, or 32.3%, to $37.6 million in the first quarter of fiscal year 2021 from the first quarter of fiscal year 2020.  Restaurant operating expenses, as a percentage of restaurant sales, decreased to 46.0% in the first quarter of fiscal year 2021 from 53.9% in the first quarter of fiscal year 2020.  The decrease in restaurant operating expenses as a percentage of restaurant sales was primarily due to labor efficiencies.

Marketing and Advertising. Marketing and advertising expenses decreased by $1.4 million, or 42.0%, to $2.0 million in the first quarter of fiscal year 2021 from the first quarter of fiscal year 2020. The decrease in marketing and advertising expenses in the first quarter of fiscal year 2021 was attributable to a reduction in spending in response to the COVID-19 pandemic in an effort to align promotional spending with the anticipated level of operations.

General and Administrative Costs. General and administrative costs decreased by $835 thousand, or 10.4%, to $7.2 million in the first quarter of fiscal year 2021 from the first quarter of fiscal year 2020. The decrease in general and administrative costs was primarily attributable to a $696 thousand decrease in compensation related expenses.  As a percentage of revenue, general and administrative costs increased from 7.8% in the first quarter of fiscal year 2020 to 8.8% in the first quarter of fiscal year 2021 primarily due to sales deleveraging as a result of dining restrictions caused by COVID-19.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased by $759 thousand to $5.1 million in the first quarter of fiscal year 2021 from the first quarter of fiscal year 2020, primarily due to the permanent closure of nine Ruth’s Chris Steak House restaurants during fiscal year 2020.

Pre-opening Costs. Pre-opening costs were $445 thousand in the first quarter of fiscal year 2021, primarily due to the recognition of rent expense at four unopened Ruth’s Chris Steak House restaurants where the Company took possession of the facilities.  Pre-opening costs were $477 thousand in the first quarter of 2020, primarily due to the opening of the relocated Ruth’s Chris Steak House restaurant in Washington D.C., and the planned opening of the Ruth’s Chris Steak House restaurant in Short Hills, NJ.

Loss on Impairment. During the first quarter of fiscal year 2020, the Company recorded a $5.6 million impairment loss related to long-lived assets and a $3.1 million impairment loss related to territory rights as described further in Note 2 in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements”.

Interest Expense. Interest expense increased $675 thousand to $1.3 million in the first quarter of fiscal year 2021 compared to $628 thousand in the first quarter of fiscal year 2020.  The increase primarily relates to a higher average debt balance during the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020.

Other Income and Expense. During the first quarter of fiscal year 2021, we recognized other income of $44 thousand.  During the first quarter of fiscal year 2020, we recognized other income of $33 thousand.

Income Tax Expense (Benefit). During the first quarter of fiscal year 2021, we recognized income tax expense of $1.7 million. During the first quarter of fiscal year 2020, we recognized an income tax benefit of $886 thousand. The effective tax rate, including the impact of discrete items, decreased to a 15.7% expense for the first quarter of fiscal year 2021 compared to an 18.8% benefit for the first quarter of fiscal year 2020, primarily due to the generation of pretax income for the first quarter of fiscal year 2021 compared to a pretax loss in the first quarter of fiscal year 2020.  Fiscal year 2021 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2021 to differ from the effective tax rate for the first quarter of fiscal year 2021.

Net Income (Loss). Net income was $9.1 million in the first quarter of fiscal year 2021, which reflected an increase of $12.9 million compared to a net loss of $3.8 million in the first quarter of fiscal year 2020. The increase was attributable to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal sources of cash have been historically provided by our operating activities as well as periodic borrowings from our senior credit facility.  During the first thirteen weeks of fiscal year 2021, our principal uses of cash flow were tax payments with respect to the vesting of restricted stock, and capital expenditures.

During the fourth quarter of fiscal year 2019, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $60 million of outstanding common stock from time to time.  As a result of the impacts to our business arising from the COVID-19 pandemic, the Company has suspended its share repurchase program and dividend payments.

Senior Credit Facility

As of March 28, 2021, we had $115.0 million of outstanding indebtedness under our senior credit facility and approximately $4.7 million of outstanding letters of credit, pursuant to a credit agreement entered into with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (as amended, as of the end of the fiscal year 2020, the “Credit Agreement ”). As of March 28, 2021, the weighted average interest rate on our outstanding debt was 4.0% and the weighted average interest rate on our outstanding letters of credit was 3.1%.  In addition, the fee on the unused portion of our senior credit facility was 0.4%.

On January 28, 2021 the Company entered into a Sixth Amendment to Credit Agreement (“Sixth Amendment” and the Credit Agreement as amended by the Sixth Amendment, the “Amended Credit Agreement”), which makes certain amendments to the Credit Agreement.  The Sixth Amendment provides for a $10.0 million commitment reduction from the $120.0 million available under the Credit Agreement so that the Amended Credit Agreement will provide for a $110.0 revolving credit facility.  The commitment reduction became effective as of March 29, 2021, the first day of the Company’s second fiscal quarter for 2021, and the Company repaid $10.0 million of debt under its revolving credit facility. Like the Credit Agreement, the Amended Credit Agreement has a $5.0 million subfacility of letters of credit and a $5.0 million subfacility for swingline loans.

Subsequent to the end of the first fiscal quarter 2021, the Company entered into a Seventh Amendment to Credit Agreement (“Seventh Amendment”), which amends its existing $110.0 million Amended Credit Agreement.  The Seventh Amendment increases the permitted growth-related capital expenditures from $5.0 million to $20.0 million in fiscal year 2021.  Beginning in fiscal year 2022, requirements for growth capital expenditures revert back to the terms in the Amended Credit Agreement when the Consolidated Leverage Ratio is  less than 2.50 to 1.00, and growth capital expenditures will not be permitted if the Consolidated Leverage Ratio is  greater than 2.50 to 1.00.  The Seventh Amendment requires that the Consolidated Leverage Ratio not exceed the following thresholds for the periods indicated:

Period	Maximum Ratio
The last day of the second Fiscal Quarter of the 2021 Fiscal Year	4.00 to 1.00
The last day of the third Fiscal Quarter of the 2021 Fiscal Year	3.50 to 1.00
The last day of the fourth Fiscal Quarter of the 2021 Fiscal Year and thereafter	3.00 to 1.00

Under the Seventh Amendment, the Fixed Charge Coverage Ratio thresholds remain the same as required under the Amended Credit Agreement. Both the Consolidated Leverage Ratio and the Fixed Charge Coverage Ratio will be calculated under the Seventh Amendment by including the results from the first quarter of fiscal year 2021.

Under the Credit Agreement there are a number of customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants, as described further in Note 5 in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements”.  The Company currently is prohibited from paying any dividends or repurchasing any shares of its common stock if the Company cannot demonstrate that its Consolidated Leverage Ratio is less than 2.50 to 1.00 (both before and after giving effect to the proposed repurchase or dividend).

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	13 Weeks Ended
	March 28,	March 29,
	2021	2020
Net cash provided by (used in):
Operating activities	$19,208	$6,565
Investing activities	(359)	(3,928)
Financing activities	(1,933)	62,588
Net increase (decrease) in cash and cash equivalents	$16,916	$65,225

Operating Activities. Operating activities provided cash during the first thirteen weeks of fiscal year 2021 and the first thirteen weeks of fiscal year 2020. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising, general and administrative costs and income taxes.  Operating activities provided cash flows primarily because operating revenues have exceeded cash-based expenses.

Investing Activities. Cash used in investing activities aggregated $359 thousand in the first thirteen weeks of fiscal year 2021 compared with $3.9 million used in the first thirteen weeks of fiscal year 2020.  Cash used in investing projects during the first thirteen weeks of fiscal year 2021 primarily pertained to capital maintenance projects. The Company was restricted by its Amended Credit Agreement for capital expenditures, resulting in a significant decrease in the first thirteen weeks of fiscal year 2021.  Cash used in investing activities during the first thirteen weeks of fiscal year 2020 primarily pertained to $2.2 million for restaurant remodel and capital replacement projects, and $1.6 million for new restaurants that opened during 2019 and 2020 or were originally anticipated to open in 2020 or 2021.

Financing Activities. Financing activities used cash during the first thirteen weeks of fiscal year 2021 and provided cash during the first thirteen weeks of fiscal year 2020. During the first thirteen weeks of fiscal year 2021, we paid $1.8 million in employee withholding taxes in connection with the vesting of restricted stock and paid $132 thousand in deferred financing costs.  We paid the $1.8 million in taxes in connection with the vesting of restricted stock for recipients who elected to satisfy their individual tax withholding obligations by having us withhold a number of vested shares of restricted stock. During the first thirteen weeks of fiscal year 2020, we:  increased debt by $81.0 million to secure additional liquidity in response to COVID-19; used $13.2 million to repurchase common stock; paid dividends of $4.4 million; paid $658 thousand in taxes in connection with the vesting of restricted stock; and paid $100 thousand in deferred financing costs.

Off-Balance Sheet Arrangements

As of March 28, 2021, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 27, 2020 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first thirteen weeks of fiscal year 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At March 28, 2021, the Company had $115.0 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2021 of approximately $1.2 million.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first thirteen weeks of fiscal years 2021 and 2020, franchise income attributable to international locations was approximately $464 thousand and $567 thousand, respectively, which is less than 1% of total annual revenue.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices, which in the past have been volatile and have impacted the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected.  Holding other variables constant, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings between $3.0 to $4.0 million for fiscal year 2021.

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

Effects of Healthcare Inflation

The Company is exposed to market price fluctuations related to the cost of providing healthcare to its employees.  Claim trends are predicted to outpace inflation throughout the year.  Pharmacy costs are also rising in excess of general and medical cost inflation.  If prices increase, or the Company experiences significantly more claims, operating margin could be materially adversely affected. Holding other variables constant, a hypothetical 10% fluctuation in healthcare costs would have an approximate impact on pre-tax earnings of approximately $1.1 million for fiscal year 2021.

Effects of Inflation

The Company believes that general inflation, excluding increases in food, employee wages and employee health plan costs, has not had a material impact on its results of operations in recent years. Additionally, increases in statutory minimum wage rates may increase our operating costs. Recently, governmental entities acted to increase minimum wage rates in states where Company-owned restaurants are located. The increased minimum wage rates are expected to increase employee compensation and related taxes by approximately $1.0 to $2.0 million in fiscal year 2021 compared to fiscal year 2020. Also, the U.S. government may consider legislation to increase the federal minimum wage rate, which, if enacted, would further increase employee compensation and related taxes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 28, 2021. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2021 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended March 28, 2021 there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  We have transitioned some of our employees, primarily home office support functions to a remote work environment in an effort to mitigate the spread of COVID-19.  This has not had a significant impact on the Company’s internal controls over financial reporting and we are prepared to operate in this manner for the foreseeable future, if necessary.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11 in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements” for a summary of legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2020. Circumstances and events described in such risk factors could result in significant adverse effects on our financial position, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the first quarter ended March 28, 2021 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased under the Program – Amounts in thousands

December 28, 2020 to January 31, 2021	—	—	—	$41,552
February 1, 2021 to February 28, 2021	—	—	—	$41,552
March 1, 2021 to March 28, 2021	—	—	—	$41,552
Totals for the fiscal quarter	—	—	—	$41,552

In October 2019, the Company’s Board of Directors approved a new share repurchase program authorizing us to repurchase up to $60 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors. The new share repurchase program replaced the Company’s previous share repurchase program announced in November 2017, which has been terminated. We did not repurchase shares during the first quarter of fiscal year 2021. The new share repurchase program does not obligate the Company to repurchase any dollar amount or number of its shares, and the program has no termination date.  The Company’s ability to make future stock purchases under the program is currently limited by our Amended Credit Agreement. Under our Amended Credit Agreement, we are limited to $100.0 million of restricted junior payments, which include cash dividends, repurchases of common stock and prepayments of subordinated indebtedness, if our Consolidated Leverage Ratio is greater than or equal to 2.50:1.00. As of March 28, 2021, $126.4 million of such payments had been made and our Consolidated Leverage Ratio exceeded the threshold, therefore prohibiting the Company from paying cash dividends, repurchasing common stock and prepaying subordinated indebtedness. As a result of the impacts to our business arising from the COVID-19 pandemic, share repurchases and dividend payments have been indefinitely suspended.

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

10.2

Seventh Amendment, dated as of May 4, 2021, to Credit Agreement, dated as of February 2, 2017, by and among the Company, the Guarantors, the Lenders and Wells Fargo Bank, National Association, as administrative agent and Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 7, 2021).

10.3	Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated March 1, 2021, between the Company and Marcy Norwood Lynch.

10.4	Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated March 1, 2021, between the Company and David Hyatt.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUTH’S HOSPITALITY GROUP, INC.

By:	/S/ CHERYL J. HENRY
Cheryl J. Henry
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ KRISTY CHIPMAN
Kristy Chipman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2021