Form 10-Q
period 2021-09-26
Ruths Hospitality Group, Inc.
filed 2021-10-29
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2021

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

The number of shares outstanding of the registrant’s common stock as of October 25, 2021 was 34,316,618, which includes 557,995 shares of unvested restricted stock.

TABLE OF CONTENTS

		Page
Part I — Financial Information		3

Item 1	Financial Statements:	3

	Condensed Consolidated Balance Sheets as of September 26, 2021 and December 27, 2020	3

	Condensed Consolidated Statements of Operations for the Thirteen and Thirty-nine Week Periods ended September 26, 2021 and September 27, 2020	4

	Condensed Consolidated Statements of Shareholders’ Equity for the Thirteen and Thirty-nine Week Periods ended September 26, 2021 and September 27, 2020	5

	Condensed Consolidated Statements of Cash Flows for the Thirty-nine Week Periods ended September 26, 2021 and September 27, 2020	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4	Controls and Procedures	25

Part II — Other Information		25

Item 1	Legal Proceedings	25

Item 1A	Risk Factors	26

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3	Defaults Upon Senior Securities	26

Item 4	Mine Safety Disclosures	26

Item 5	Other Information	26

Item 6	Exhibits	27

Signatures		28

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	September 26,	December 27,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$83,779	$95,402
Accounts receivable, less allowance for doubtful accounts 2021 - $108; 2020 - $322	16,833	24,309
Inventory	7,541	6,930
Prepaid expenses and other	3,253	3,653
Total current assets	111,406	130,294
Property and equipment, net of accumulated depreciation 2021 - $190,345; 2020 - $177,277	118,162	119,887
Operating lease right of use assets	170,217	188,386
Goodwill	45,549	45,549
Franchise rights, net of accumulated amortization 2021 - $8,218; 2020 - $6,534	42,800	44,484
Other intangibles, net of accumulated amortization 2021 - $1,666; 2020 - $1,569	5,022	4,114
Deferred income taxes	7,105	8,616
Other assets	1,077	1,344
Total assets	$501,338	$542,674

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$7,568	$4,101
Accrued payroll	13,193	15,344
Accrued expenses	10,677	6,449
Deferred revenue	52,184	59,030
Current operating lease liabilities	18,852	20,854
Other current liabilities	4,174	2,543
Total current liabilities	106,648	108,321
Long-term debt	70,000	115,000
Operating lease liabilities	189,330	209,654
Unearned franchise fees	2,177	2,186
Other liabilities	69	69
Total liabilities	368,224	435,230
Commitments and contingencies (Note 11)	—	—

Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 34,260,713 shares issued and outstanding at September 26, 2021, 34,256,921 shares issued and outstanding at December 27, 2020	343	343
Additional paid-in capital	80,619	83,424
Retained earnings	52,152	23,677
Treasury stock, at cost; 71,950 shares at September 26, 2021 and December 27, 2020	—	—
Total shareholders' equity	133,114	107,444
Total liabilities and shareholders' equity	$501,338	$542,674

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended		39 Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2021	2020	2021	2020

Revenues:
Restaurant sales	$97,537	$58,594	$283,339	$188,611
Franchise income	4,742	3,511	13,062	8,094
Other operating income	1,908	1,318	5,980	3,671
Total revenues	104,187	63,423	302,381	200,376

Costs and expenses:
Food and beverage costs	33,401	15,908	87,929	54,563
Restaurant operating expenses	46,030	34,868	129,013	117,224
Marketing and advertising	2,436	889	7,661	5,285
General and administrative costs	7,721	7,572	23,691	22,668
Depreciation and amortization expenses	4,985	5,316	15,131	16,660
Pre-opening costs	581	403	1,185	1,185
Loss/(Gain) on lease modifications	—	310	—	(178)
Loss on impairment	—	3,272	394	16,253
Total costs and expenses	95,154	68,538	265,004	233,660

Operating income (loss)	9,033	(5,115)	37,377	(33,284)

Other income (expense):
Interest expense, net	(678)	(1,422)	(3,109)	(3,341)
Other	(18)	(48)	61	(12)

Income (loss) before income taxes	8,337	(6,585)	34,329	(36,637)
Income tax expense (benefit)	1,398	(1,284)	5,854	(9,920)
Net income (loss)	$6,939	$(5,301)	$28,475	$(26,717)

Basic earnings (loss) per common share	$0.20	$(0.15)	$0.83	$(0.87)

Diluted earnings (loss) per common share	$0.20	$(0.15)	$0.82	$(0.87)

Shares used in computing earnings (loss) per common share:
Basic	34,421,570	34,240,318	34,367,518	30,826,304
Diluted	34,592,930	34,240,318	34,606,611	30,826,304

Cash dividends declared per common share	$—	$—	$—	$0.15

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

(Amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders'
	Shares	Value	Capital	Earnings	Shares	Value	Equity
Balance at December 27, 2020	34,257	$343	$83,424	$23,677	72	$—	$107,444
Net income	—	—	—	9,125	—	—	9,125
Shares issued under stock compensation plan net of shares withheld for tax effects	128	1	(1,802)	—	—	—	(1,801)
Stock-based compensation	—	—	1,564	—	—	—	1,564
Balance at March 28, 2021	34,385	$344	$83,186	$32,802	72	$—	$116,332
Net income	—	—	—	12,411	—	—	12,411
Shares issued under stock compensation plan net of shares withheld for tax effects	42	—	(618)	—	—	—	(618)
Stock-based compensation	—	—	1,184	—	—	—	1,184
Balance at June 27, 2021	34,427	$344	$83,752	$45,213	72	$—	$129,309
Net income	—	—	—	6,939	—	—	6,939
Shares issued under stock compensation plan net of shares withheld for tax effects	26	—	(334)	—	—	—	(334)
Stock-based compensation	—	—	1,028	—	—	—	1,028
Repurchase of common stock	(192)	(1)	(3,827)	—	—	—	(3,828)
Balance at September 26, 2021	34,261	$343	$80,619	$52,152	72	$—	$133,114

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders'
	Shares	Value	Capital	Earnings	Shares	Value	Equity
Balance at December 29, 2019	28,419	$284	$40,462	$53,399	72	$—	$94,145
Net loss	—	—	—	(3,818)	—	—	(3,818)
Cash dividends, $0.15 per common share	—	—	—	(4,428)	—	—	(4,428)
Repurchase of common stock	(902)	(9)	(13,217)	—	—	—	(13,226)
Shares issued under stock compensation plan net of shares withheld for tax effects	100	1	(659)	—	—	—	(658)
Stock-based compensation	—	—	2,065	—	—	—	2,065
Balance at March 29, 2020	27,617	$276	$28,652	$45,153	72	$—	$74,081
Net loss	—	—	—	(17,598)			(17,598)
Stock issuance	6,455	65	49,517	—	—	—	49,582
Shares issued under stock compensation plan net of shares withheld for tax effects	72	1	(395)	—	—	—	(394)
Stock-based compensation	—	—	1,958	—	—	—	1,958
Balance at June 28, 2020	34,144	$341	$79,732	$27,555	72	$—	$107,628
Net loss				$(5,301)			(5,301)
Stock issuance	—	—	(24)	—	—	—	(24)
Shares issued under stock compensation plan net of shares withheld for tax effects	112	1	(522)	—	—	—	(521)
Stock-based compensation	—	—	2,755	—	—	—	2,755
Balance at September 27, 2020	34,256	$342	$81,942	$22,254	72	$—	$104,538

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	39 Weeks Ended
	September 26,	September 27,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$28,475	$(26,717)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,131	16,660
Deferred income taxes	1,511	(3,201)
Non-cash interest expense	390	190
Loss on impairment	394	16,253
Stock-based compensation expense	3,776	6,778
Changes in operating assets and liabilities:
Accounts receivable	7,476	11,853
Inventories	(699)	1,929
Prepaid expenses and other	401	(107)
Other receivable	—	(5,245)
Other assets	21	(25)
Accounts payable and accrued expenses	1,810	(8,133)
Deferred revenue	(6,847)	(4,439)
Operating lease liabilities and assets	(4,458)	(415)
Other liabilities	1,140	217
Net cash provided by operating activities	48,521	5,598
Cash flows from investing activities:
Acquisition of property and equipment	(8,418)	(9,007)
Net cash used in investing activities	(8,418)	(9,007)
Cash flows from financing activities:
Principal borrowings on long-term debt	—	105,000
Principal repayments on long-term debt	(45,000)	(33,800)
Principal borrowings on the CARES Act loan	—	20,000
Principal repayments on the CARES Act loan	—	(20,000)
Net proceeds from sale of common stock	—	49,558
Repurchase of common stock	(3,828)	(13,226)
Cash dividend payments	—	(4,428)
Tax payments from the vesting of restricted stock	(2,753)	(1,573)
Deferred financing costs	(145)	(582)
Net cash (used in) provided by financing activities	(51,726)	100,949
Net (decrease) increase in cash and cash equivalents	(11,623)	97,540
Cash and cash equivalents at beginning of period	95,402	5,567
Cash and cash equivalents at end of period	$83,779	$103,107
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$2,745	$1,764
Income taxes	$2,256	$(1,179)
Noncash investing and financing activities:
Accrued acquisition of property and equipment	$4,205	$29

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the Company) as of September 26, 2021 and December 27, 2020 and for the thirteen and thirty-nine week periods ended September 26, 2021 and September 27, 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The condensed consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of September 26, 2021, there were 149 Ruth’s Chris Steak House restaurants, including 73 Company-owned restaurants, three restaurants operating under contractual agreements and 73 franchisee-owned restaurants, including 22 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Singapore, Taiwan and the Philippines. All Company-owned restaurants are located in the United States. A new franchisee-owned restaurant opened in September 2021 in Manila, Philippines. Subsequent to the end of the third fiscal quarter a Company-owned Ruth’s Chris Steak House restaurant was opened in Short Hills, NJ.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended September 26, 2021 and September 27, 2020 are not necessarily indicative of the results that may be achieved for the full year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2020.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended September 26, 2021 and September 27, 2020 each contained thirteen weeks and are referred to herein as the third quarter of fiscal year 2021 and the third quarter of fiscal year 2020, respectively. Fiscal years 2021 and 2020 are both 52-week years.

COVID-19 Impact

In March 2020 the World Health Organization declared the novel coronavirus 2019 (COVID-19) a pandemic and the United States declared it a National Public Health Emergency, which has resulted in a significant reduction in revenue at the Company’s restaurants due to mandatory restaurant closures, capacity limitations, social distancing guidelines or other restrictions mandated by governments across the world, including federal, state and local governments in the United States.  As a result of these developments, the Company has experienced a significant negative impact on its revenues, results of operations and cash flows compared to periods prior to the onset of the pandemic. During the third quarter of fiscal year 2021, most of the Company’s restaurants were operating with open dining rooms. As of September 26, 2021, 75 of the 76 Company-owned and -managed restaurants were open and one was closed. This is an unprecedented event in the Company’s history, and as the COVID-19 pandemic continues to evolve, it remains uncertain how the conditions surrounding COVID-19 will continue to change. The Company could experience macroeconomic impacts arising from the long duration of the COVID-19 pandemic, including labor shortages and supply chain disruptions. The extent to which COVID-19 will continue to impact the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the unknown duration and severity of the COVID-19 pandemic, which may be impacted by variants of the COVID-19 virus and the adoption rate of the COVID-19 vaccines in the jurisdictions in which the Company operates, the actions taken to contain the impact of COVID-19, and further actions that may be taken to limit the resulting economic impact.

Following increases in the number of cases of COVID-19 throughout the United States and a spike in COVID-19 cases as a result of the Delta variant, some of our restaurants are subject to COVID-19-related restrictions such as mask and/ or vaccine requirements for team members, guests or both.  We continue to monitor state, local, and federal government regulatory and public health responses to the COVID-19 pandemic, including the anticipated federal Occupational Health and Safety Administration’s Emergency Temporary Standard implementing a nationwide vaccine requirement for employees of businesses with 100 or more employees.

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

(2) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of September 26, 2021 and December 27, 2020 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying value, plus unpaid interest and deferred financing costs of $575 thousand at September 26, 2021, represents a reasonable estimate of FV (Level 2).

The Company did not have any non-financial assets measured at fair value on a non-recurring basis as of September 26, 2021.

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

Due to the impacts of the COVID-19 pandemic, the Company initiated negotiations with its landlords to modify its restaurant lease agreements.  During the third quarter of 2021, the Company amended one lease.  Where applicable, the Company has elected to account for eligible lease concessions as if they were made under the enforceable rights included in the original agreement pursuant to the Staff Q&A.

As of September 26, 2021, all of the Company-owned Ruth’s Chris Steak House restaurants operated in leased premises, with the exception of the restaurant in Ft. Lauderdale, FL, which is an owned property, and the restaurants in Anaheim, CA, Lake Mary, FL, Princeton, NJ and South Barrington, IL, which operate on leased land.  The leases generally provide for minimum annual rental payments with scheduled minimum rent payment increases during the terms of the leases.  Certain leases also provide for rent deferral during the initial term, lease incentives in the form of tenant allowances to fund leasehold improvements, and/or contingent rent provisions based on the sales at the underlying restaurants.  Most of the Company’s restaurant leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.  As of September 26, 2021, the weighted average remaining lease term and discount rate for operating leases is 12.7 years and 5.3%, respectively.

The components of lease expense are as follows (in thousands):

		13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	Classification	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Operating lease cost	Restaurant operating expenses and general and administrative costs	$6,259	$6,695	$19,201	$21,177
Variable lease cost	Restaurant operating expenses and general and administrative costs	3,200	2,063	10,460	6,733
Total lease cost		$9,459	$8,758	$29,661	$27,910

As of September 26, 2021, maturities of lease liabilities are summarized as follows (in thousands):

Operating Leases
2021, excluding first thirty-nine weeks ended September 26, 2021	$8,973
2022	25,931
2023	23,896
2024	23,421
2025	21,975
Thereafter	186,864
Total future minimum rental commitments	291,060
Imputed interest	(82,878)
$208,182

Supplemental cash flow information related to operating leases was as follows (in thousands):

	39 Weeks Ended	39 Weeks Ended
	September 26, 2021	September 27, 2020
Cash paid for amounts included in the measurement of lease liabilities	$19,128	$19,870
Right-of-use assets obtained in exchange for lease obligations	$2,776	$16,432
Reduction of right-of-use assets and lease obligations from lease modifications and terminations	$11,285	$12,224

Additionally, as of September 26, 2021, the Company has executed four leases for new Ruth’s Chris Steak House Restaurant locations with undiscounted fixed payments over the initial term of $21.7 million.  These leases will commence when the landlords make the properties available to the Company.  These leases are expected to commence during the next 12 months.  These leases are expected to have an economic lease term of 20 years.  The Company will assess the reasonably certain lease term at the lease commencement date.

(4) Revenue

In the following tables, the Company’s revenue is disaggregated by major component for each category on the consolidated statements of operations (in thousands).

13 Weeks Ended September 26, 2021:	Domestic	International	Total Revenue
Restaurant sales	$97,537	$—	$97,537
Franchise income	4,161	581	4,742
Other operating income	1,908	—	1,908
Total revenue	$103,606	$581	$104,187

13 Weeks Ended September 27, 2020:	Domestic	International	Total Revenue
Restaurant sales	$58,594	$—	$58,594
Franchise income	3,032	479	3,511
Other operating income	1,318	—	1,318
Total revenue	$62,944	$479	$63,423

39 Weeks Ended September 26, 2021:	Domestic	International	Total Revenue
Restaurant sales	$283,339	$—	$283,339
Franchise income	11,595	1,467	13,062
Other operating income	5,980	—	5,980
Total revenue	$300,914	$1,467	$302,381

39 Weeks Ended September 27, 2020:	Domestic	International	Total Revenue
Restaurant sales	$188,611	$—	$188,611
Franchise income	6,786	1,308	8,094
Other operating income	3,671	—	3,671
Total revenue	$199,068	$1,308	$200,376

The following table provides information about receivables and deferred revenue liabilities from contracts with customers (in thousands).

	September 26,	December 27,
	2021	2020
Accounts receivable, less allowance for doubtful accounts 2021 - $108; 2020 - $322	$12,634	$16,578
Deferred revenue	$52,184	$59,030
Unearned franchise fees	$2,177	$2,186

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the first thirty-nine weeks of fiscal year 2021 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 27, 2020	$59,030	$2,186
Decreases in the beginning balance from gift card redemptions	(24,293)	—
Increases due to proceeds received, excluding amounts recognized during the period	17,440	—
Decreases due to recognition of franchise development and opening fees	—	(9)
Increases due to proceeds received for franchise development and opening fees	—	—
Other	7	—
Balance at September 26, 2021	$52,184	$2,177

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the first thirty-nine weeks of fiscal year 2020 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 29, 2019	$52,856	$2,489
Decreases in the beginning balance from gift card redemptions	(18,565)	—
Increases due to proceeds received, excluding amounts recognized during the period	14,206	—
Decreases due to recognition of franchise development and opening fees	—	(252)
Increases due to proceeds received for franchise development and opening fees	—	—
Other	(81)	—
Balance at September 27, 2020	$48,416	$2,237

(5) Long-term Debt

Long-term debt consists of the following (in thousands):

	September 26,	December 27,
	2021	2020
Senior Credit Facility:
Revolving credit facility	$70,000	$115,000
Less current maturities	—	—
	$70,000	$115,000

As of September 26, 2021, the Company had $70.0 million of outstanding indebtedness under its senior credit facility with approximately $35.3 million of borrowings available, net of outstanding letters of credit of approximately $4.7 million. As of September 26, 2021, the weighted average interest rate on the Company’s outstanding debt was 3.5% and the weighted average interest rate on its outstanding letters of credit was 1.9%.  In addition, the fee on the Company’s unused senior credit facility was 0.3%.

On October 18, 2021, subsequent to the third fiscal quarter of 2021, the Company entered into an amended and restated credit agreement, which amends and restates its prior credit agreement with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (as amended and restated, the “Credit Agreement”).  The Credit Agreement provides for a revolving credit facility of $140.0 million with a $10.0 million sub-facility of letters of credit and a $5.0 million sub-facility for swingline loans. Subject to the satisfaction of certain conditions and lender consent, the revolving credit facility may be increased up to a maximum of $200.0 million. The Credit Agreement has a maturity date of October 18, 2026. As of October 29, 2021, the Company had $70.0 million of outstanding indebtedness under its senior credit facility with approximately $65.3 million of borrowings available, net of outstanding letters of credit of approximately $4.7 million.

The Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants, as described below, requiring a minimum fixed coverage charge ratio as defined in the Credit Agreement (“Fixed Charge Coverage Ratio”) limiting the Company’s actual leverage ratio as defined in the Credit Agreement (“Maximum Consolidated Leverage Ratio”). The October 2021 amendment and restatement of the Credit Agreement restored the Fixed Charge Coverage Ratio and Maximum Consolidated Leverage Ratio to a Fixed Charge Coverage Ratio equal to or greater than 1.25:1.00 and Maximum Consolidated Leverage Ratio no greater than 3.00:1.00, in each case effective for the quarter ended September 26, 2021. Effective with the October 2021 amendment and restatement of the Credit Agreement, the Company is limited to $40.0 million of restricted junior payments per year, which include cash dividends and repurchases of common stock, if the Maximum Consolidated Leverage Ratio is greater than or equal to 2.50:1.00. The Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company. If any event of default occurs and is not cured within the applicable grace period or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments and the lenders’ commitments may be terminated. The obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries and are secured by a lien on substantially all of the Company’s personal property assets other than any equity interest in current and future subsidiaries of the Company.

Interest rate margins and the fee for the unused commitment will be calculated based on the Maximum Consolidated Leverage Ratio, and at the Company’s option, revolving loans may bear interest at either:

(i)	LIBOR, plus an applicable margin, or
(ii)

the highest of (a) the rate publicly announced by Wells Fargo as its prime rate, (b) the average published federal funds rate in effect on such day plus 0.50% and (c) one month LIBOR plus 1.00%, plus an applicable margin (the rate described in this clause (ii) prior to adding the applicable margin, the “Base Rate”).

The applicable margin is based on the Company’s Maximum Consolidated Leverage Ratio, ranging (a) from 1.50% to 2.25% above the applicable LIBOR rate or (b) 0.50% to 1.25% above the applicable Base Rate.

(6) Shareholders’ Equity

In October 2019, the Company’s Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time.  As of September 26, 2021, $37.8 million remained available for future purchases under the share new repurchase program.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2020
February 21, 2020	$0.15	March 6, 2020	$4,428	March 20, 2020

As a result of the impacts to our business arising from the COVID-19 pandemic, the Company suspended its share repurchase program and dividend payments. During the third quarter of fiscal year 2021 the Company resumed its share repurchase program and repurchased 192,102 shares totaling $3.8 million through September 26, 2021. Outstanding unvested restricted stock is not included in common stock outstanding amounts. Restricted stock awards outstanding as of September 26, 2021 totaled 451,649 shares. Restricted stock units outstanding as of September 26, 2021 totaled 78,294 shares. Performance stock awards (in the form of market stock units) outstanding as of September 26, 2021 totaled 31,108 shares.

(7) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment. The Company does not rely on any major customers as a source of revenue. The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of September 26, 2021, (i) the Company-owned steakhouse restaurant segment included 73 Ruth’s Chris Steak House restaurants and three Ruth’s Chris Steak House restaurants operating under contractual agreements and (ii) the franchise operations segment included 73 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the Company-owned steakhouse segment for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment.

Segment information related to the Company’s two reportable business segments follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2021	2020	2021	2020
Revenues:
Company-owned steakhouse restaurants	$98,713	$59,447	$286,880	$190,664
Franchise operations	4,742	3,511	13,062	8,094
Unallocated other revenue and revenue discounts	732	465	2,439	1,618
Total revenues	$104,187	$63,423	$302,381	$200,376

Segment profits:
Company-owned steakhouse restaurants	$19,282	$8,671	$69,938	$18,877
Franchise operations	4,742	3,511	13,062	8,094
Total segment profit (loss)	24,024	12,182	83,000	26,971

Unallocated operating income	732	465	2,439	1,618
Marketing and advertising expenses	(2,436)	(889)	(7,661)	(5,285)
General and administrative costs	(7,721)	(7,572)	(23,691)	(22,668)
Depreciation and amortization expenses	(4,985)	(5,316)	(15,131)	(16,660)
Pre-opening costs	(581)	(403)	(1,185)	(1,185)
Loss (gain) on lease modifications	—	(310)	—	178
Loss on impairment	—	(3,272)	(394)	(16,253)
Interest expense, net	(678)	(1,422)	(3,109)	(3,341)
Other (income)/expense	(18)	(48)	61	(12)
Income (loss) before income tax expense	$8,337	$(6,585)	$34,329	$(36,637)

Capital expenditures:
Company-owned steakhouse restaurants	$3,759	$735	$6,172	$8,687
Corporate assets	2,155	70	2,246	320
Total capital expenditures	$5,914	$805	$8,418	$9,007

	September 26,	December 27,
	2021	2020
Total assets:
Company-owned steakhouse restaurants	$395,578	$420,245
Franchise operations	3,014	1,705
Corporate assets - unallocated	95,641	112,108
Deferred income taxes - unallocated	7,105	8,616
Total assets	$501,338	$542,674

(8) Stock-Based Employee Compensation

On May 15, 2018, the Company’s stockholders approved a new 2018 Omnibus Incentive Plan (2018 Plan) which replaced the Amended and Restated 2005 Equity Incentive Plan (2005 Plan), which expired on May 30, 2018.  The 2018 Plan authorizes 2.5 million shares reserved for future grants.  Awards that were previously awarded under the 2005 Plan that are forfeited or cancelled in the future will be made available for grant or issuance under the 2018 Plan.  The 1,649,394 shares that were authorized but unissued under the 2005 Plan as of May 15, 2018 were cancelled.  As of September 26, 2021, there were no shares of common stock issuable upon exercise of currently outstanding options, and 40,920 currently outstanding unvested restricted stock awards under the 2005 Plan.  As of September 26, 2021, there were 520,131 currently outstanding unvested restricted stock awards, restricted stock units, and performance stock awards under the 2018 Plan.  As of September 26, 2021, the 2018 Plan has 2,206,038 shares available for future grants. During the first thirty-nine weeks of fiscal year 2021, the Company issued 136,410 restricted stock awards and units to directors, officers and other employees of the Company. Of the 136,410 restricted stock awards and units issued during the first thirty-nine weeks of fiscal year 2021, 39,397 shares will vest in fiscal year 2022, 39,397 shares will vest in fiscal year 2023, 51,076 shares will vest in fiscal year 2024 and 6,540 shares will vest in fiscal year 2026.  Additionally, 2,470 shares of restricted stock granted during fiscal year 2019 and 7,802 shares of restricted stock granted during fiscal year 2020 were also fully vested in the first fiscal quarter of 2021 in accordance with the termination of an employment agreement. Total stock compensation expense recognized during the first thirty-nine weeks of fiscal years 2021 and 2020 was $3.8 million and $6.8 million, respectively.

(9) Income Taxes

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	39 Weeks Ended
	September 26,	September 27,
	2021	2020
Income tax expense (benefit) at statutory rates	21.0%	(21.0%)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.6%	(3.3%)
Federal employment tax credits	(10.1%)	(7.8%)
Non-deductible executive compensation	2.1%	2.6%
Stock-based compensation	(0.4%)	1.2%
Other	(0.2%)	1.2%
Effective tax rate	17.0%	(27.1%)

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

(10) Earnings Per Share

The following table sets forth the computation of earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended		39 Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2021	2020	2021	2020
Net income (loss)	$6,939	$(5,301)	$28,475	$(26,717)
Shares:
Weighted average number of common shares outstanding - basic	34,421,570	34,240,318	34,367,518	30,826,304
Weighted average number of common shares outstanding - diluted	34,592,930	34,240,318	34,606,611	30,826,304

Basic earnings (loss) per common share	$0.20	$(0.15)	$0.83	$(0.87)

Diluted earnings (loss) per common share	$0.20	$(0.15)	$0.82	$(0.87)

Diluted earnings per share for the third quarter of fiscal years 2021 and 2020 excludes restricted shares of 3,546 and 525,953, respectively, which were outstanding during the period but were anti-dilutive and had no exercise price.  Diluted earnings per share for the first thirty-nine weeks of fiscal year 2021 and 2020 excludes restricted shares of 1,244 and 333,961, respectively, which were outstanding during the period but were anti-dilutive and had no exercise price.

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

On February 26, 2018, a former restaurant hourly employee filed a class action lawsuit in the Superior Court of the State of California for the County of Riverside, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to pay minimum wages, pay overtime wages, permit required meal and rest breaks, and provide accurate wage statements, among other claims. On September 2, 2020, the class action lawsuit was amended to include two additional proposed class representatives. This lawsuit seeks unspecified penalties under the California’s Private Attorney’s General Act in addition to other monetary payments (Quiroz Guerrero, et al. v. Ruth’s Hospitality Group, Inc., et al.; Case No RIC1804127). The parties are currently engaged in discovery and the court has set a briefing schedule on class certification for mid-2022. Although the ultimate outcome of this matter, including any possible loss, cannot be predicted or reasonably estimated at this time, we have vigorously defended this matter and intend to continue doing so. Additionally, on July 29, 2021 and September 17, 2021, another former restaurant hourly employee filed complaints in the Superior Court of the State of California for the County of San Francisco and the County of Los

Angeles, alleging causes of action substantially similar to the allegations made in the Quiroz Guerrero action, which cases may be consolidated with the Quiroz Guerrero action.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely result,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek”, “should,” “target,” “will be,” “will continue,” “will likely result,” “would” and other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals, including with respect to restaurant openings/re-openings and acquisitions or closures, capital expenditures, strategy, financial outlook, cash flows, our effective tax rate, and the impact of recent accounting pronouncements, also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: the negative impact the COVID-19 pandemic has had and will continue to have on our business, financial condition, results of operations and cash flows; reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to income taxes, unclaimed property, Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; political conditions, civil unrest or other developments and risks in the markets where the Company’s restaurants are located; harmful actions taken by the Company’s franchisees; the inability to successfully integrate franchisee acquisitions into the Company’s business operations; economic, regulatory and other limitations on the Company’s ability to pursue new restaurant openings and other organic growth opportunities; a material failure, interruption or security breach of the Company’s information technology network; the Company’s indemnification obligations in connection with its sale of the Mitchell’s Restaurants; the Company’s ability to protect its name and logo and other proprietary information; an impairment in the financial statement carrying value of our goodwill, other intangible assets or property; gains or losses on lease modifications; the impact of litigation; the restrictions imposed by the Company’s credit agreement; changes in, or the suspension or discontinuation of the Company’s quarterly cash dividend payments or share repurchase program; and the inability to secure additional financing on terms acceptable to the Company. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Part II Item 1A of this Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 7, 2020, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have not occurred.

Overview

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of September 26, 2021, there were 149 Ruth’s Chris Steak House restaurants, including 73 Company-owned restaurants, three restaurants operating under contractual agreements and 73 franchisee-owned restaurants.  A new franchisee-owned restaurant opened in September 2021 in Manila, Philippines. Subsequent to the third quarter a Company-owned Ruth’s Chris Steak House restaurant was opened in Short Hills, NJ.

The Ruth’s Chris menu features a broad selection of USDA Prime and other high quality steaks and other premium offerings served in Ruth’s Chris’ signature fashion – “sizzling” and topped with butter – complemented by other traditional menu items inspired by our New Orleans heritage. The Ruth’s Chris restaurants reflect over 50 years committed to the core values instilled by our founder, Ruth Fertel, of caring for our guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere.

All Company-owned Ruth’s Chris Steak House restaurants are located in the United States. The franchisee-owned Ruth’s Chris Steak House restaurants include 22 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Singapore, Taiwan and the Philippines.

In March 2020 the World Health Organization declared the novel coronavirus 2019 (COVID-19) a pandemic and the United States declared it a National Public Health Emergency, which has resulted in a significant reduction in revenue at the Company’s restaurants due to mandatory restaurant closures, capacity limitations, social distancing guidelines or other restrictions mandated by governments across the world, including federal, state and local governments in the United States.  As a result of these developments, the Company has experienced a significant negative impact on its revenues, results of operations and cash flows compared to periods prior to the onset of the pandemic. As of September 26, 2021, 75 of the 76 Company-owned and -managed restaurants were open and one was closed, and 73 franchisee-owned restaurants were offering dining service. This is an unprecedented event in the Company’s history, and as the COVID-19 pandemic continues to evolve, it remains uncertain how the conditions surrounding COVID-19 will continue to change. The Company could experience macroeconomic impacts arising from the long duration of the COVID-19 pandemic, including labor shortages and supply chain disruptions. The extent to which COVID-19 will continue to impact the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the unknown duration and severity of the COVID-19 pandemic, which may be impacted by variants of the COVID-19 virus and the adoption rate of the COVID-19 vaccines in the jurisdictions in which the Company operates, the actions taken to contain the impact of COVID-19, and further actions that may be taken to limit the resulting economic impact.

Following increases in the number of cases of COVID-19 throughout the United States and a spike in COVID-19 cases as a result of the Delta variant, some of our restaurants are subject to COVID-19-related restrictions such as mask and/ or vaccine requirements for team members, guests or both.  We continue to monitor state, local, and federal government regulatory and public health responses to the COVID-19 pandemic, including the anticipated federal Occupational Health and Safety Administration’s Emergency Temporary Standard implementing a nationwide vaccine requirement for employees of businesses with 100 or more employees.

Our business is subject to seasonal fluctuations. Historically, our first and fourth quarters have tended to be the strongest revenue quarters due largely to the year-end holiday season and the popularity of dining out during the fall and winter months.   Due to the impacts of COVID-19, it is uncertain whether future quarters will be stronger or weaker than the third fiscal quarter of 2021.  Consequently, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular period may decrease.

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

	13 Weeks Ended		39 Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2021	2020	2021	2020
Revenues:
Restaurant sales	93.6%	92.4%	93.7%	94.1%
Franchise income	4.6%	5.5%	4.3%	4.0%
Other operating income	1.8%	2.1%	2.0%	1.9%
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	34.2%	27.1%	31.0%	28.9%
Restaurant operating expenses (percentage of restaurant sales)	47.2%	59.5%	45.5%	62.2%
Marketing and advertising	2.3%	1.4%	2.5%	2.6%
General and administrative costs	7.4%	11.9%	7.8%	11.3%
Depreciation and amortization expenses	4.8%	8.4%	5.0%	8.3%
Pre-opening costs	0.6%	0.6%	0.4%	0.6%
Loss/(Gain) on lease modifications	—	0.5%	—	(0.1%)
Loss on impairment	—	5.2%	0.1%	8.1%
Total costs and expenses	91.3%	108.1%	87.6%	116.6%

Operating income (loss)	8.7%	(8.1%)	12.4%	(16.6%)

Other income (expense):
Interest expense, net	(0.7%)	(2.2%)	(1.0%)	(1.7%)
Other	(0.0%)	(0.1%)	0.0%	(0.0%)
Income (loss) before income taxes	8.0%	(10.4%)	11.4%	(18.3%)
Income tax expense (benefit)	1.3%	(2.0%)	1.9%	(5.0%)
Net income (loss)	6.7%	(8.4%)	9.5%	(13.3%)

Third Quarter Ended September 26, 2021 (13 Weeks) Compared to Third Quarter Ended September 27, 2020 (13 Weeks)

Overview. Operating income (loss) increased by $14.1 million to $9.0 million for the third quarter of fiscal year 2021 from the loss reported for the third quarter of fiscal year 2020. Operating income for the third quarter of fiscal year 2021 was favorably impacted by a $38.9 million increase in restaurant sales, a $3.3 million decrease in loss on impairment, a $1.2 million increase in franchise income and a $590 thousand increase in other operating income, offset by a $17.5 million increase in food and beverage costs, a $11.2 million increase in restaurant operating expenses, and a $1.5 million increase in marketing and advertising costs. Net income (loss) increased from the third quarter of fiscal year 2020 by $12.2 million to $6.9 million.

Segment Profits. Segment profitability information is presented in Note 7 in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements”. Segment profit for the third quarter of fiscal year 2021 for the Company-owned steakhouse restaurant segment increased by $10.6 million to a $19.3 million profit compared to the third quarter of fiscal year 2020. The increase was driven primarily by a $39.3 million increase in restaurant sales offset by an increase of $17.5 million in food and beverage costs and a $11.2 million increase in restaurant operating expenses.  Franchise income increased $1.2 million in the third quarter of fiscal year 2021 compared to the third quarter of fiscal year 2020.

Restaurant Sales.  Restaurant sales increased by $38.9 million, or 66.5%, to $97.5 million in the third quarter of fiscal year 2021 from the third quarter of fiscal year 2020.  Company-owned comparable restaurant sales in the third quarter of fiscal year 2021 were $91.9 million, which represented an increase of $36.8 million compared to the third quarter of fiscal year 2020.  Company-owned comparable restaurant sales increased by 66.8%, which consisted of a 37.4% increase in traffic and a 21.5% increase in average check.

Franchise Income. Franchise income in the third quarter of fiscal year 2021 increased by $1.2 million, or 35.1%, to $4.7 million compared to the third quarter of fiscal year 2020.  The increase in franchise income compared to the third quarter of fiscal year 2020 was due to an increase in franchisee-owned restaurant sales.

Other Operating Income. Other operating income increased by $590 thousand in the third quarter of fiscal year 2021 compared to the third quarter of fiscal year 2020.  The increase was primarily due to an increase in breakage income of $267 thousand resulting from an increase in gift card redemptions and a $166 thousand increase in income from restaurants operating under contractual agreements. The increase in these items were primarily due to increases in restaurant sales.

Food and Beverage Costs. Food and beverage costs increased by $17.5 million, or 110.0%, to $33.4 million in the third quarter of fiscal year 2021 compared to the third quarter of fiscal year 2020 primarily due to increased restaurant sales. As a percentage of restaurant sales, food and beverage costs increased to 34.2% in the third quarter of fiscal year 2021 from 27.1% in the third quarter of fiscal year 2020, primarily driven by a 65% increase in beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased by $11.2 million, or 32.0%, to $46.0 million in the third quarter of fiscal year 2021 from the third quarter of fiscal year 2020.  Restaurant operating expenses, as a percentage of restaurant sales, decreased to 47.2% in the third quarter of fiscal year 2021 from 59.5% in the third quarter of fiscal year 2020.  The decrease in restaurant operating expenses as a percentage of restaurant sales compared to the third quarter of fiscal year 2020 were primarily due to the impact of higher sales and leveraging of fixed costs.

Marketing and Advertising. Marketing and advertising expenses increased by $1.5 million, or 174.0%, to $2.4 million in the third quarter of fiscal year 2021 from the third quarter of fiscal year 2020. The increase in marketing and advertising expenses in the third quarter of fiscal year 2021 was attributable to a partial return in spending following our earlier response to the COVID-19 pandemic in line with our anticipated level of operations.

General and Administrative Costs. General and administrative costs increased by $149 thousand, or 2.0%, to $7.7 million in the third quarter of fiscal year 2021 from the third quarter of fiscal year 2020. As a percentage of revenue, general and administrative costs decreased from 11.9% in the third quarter of fiscal year 2020 to 7.4% in the third quarter of fiscal year 2021 primarily due to sales increasing.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased by $331 thousand to $5.0 million in the third quarter of fiscal year 2021 from the third quarter of fiscal year 2020.

Pre-opening Costs. Pre-opening costs were $581 thousand in the third quarter of fiscal year 2021. These expenses are primarily due to the planned opening of the Ruth’s Chris Steak House restaurant in Short Hills, NJ and recognition of rent expense at unopened Ruth’s Chris Steak House restaurants where the Company has taken possession of the property. Pre-opening costs were $403 thousand in the third quarter of the fiscal year 2020 primarily due to the recognition of rent expense at unopened Ruth’s Chris Steak House restaurants where the Company took possession of the property.

Loss on Lease Modifications. During the third quarter of fiscal year 2020, the Company recorded a $310 thousand loss on lease modifications primarily due to the write off of capitalized expenses incurred related to the termination of a lease related to a planned Ruth’s Chris Steak House restaurant. No loss on lease modification was recorded during the third quarter of fiscal year 2021.

Loss on Impairment. During the third quarter of fiscal year 2020, the Company recorded a $3.3 million loss on impairment of which $3.2 million related to long-lived assets as described further in Note 2 in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements”.  No loss on impairment was recorded during the third quarter of fiscal year 2021.

Interest Expense. Interest expense decreased $744 thousand to $678 thousand in the third quarter of fiscal year 2021 compared to $1.4 million in the third quarter of fiscal year 2020.  The decrease primarily relates to a lower average debt balance during the third quarter of fiscal year 2021 compared to the third quarter of fiscal year 2020.

Other Income and Expense. During the third quarter of fiscal year 2021, we recognized other expense of $18 thousand.  During the third quarter of fiscal year 2020, we recognized other expense of $48 thousand.

Income Tax Expense (Benefit). During the third quarter of fiscal year 2021, we recognized income tax expense of $1.4 million. During the third quarter of fiscal year 2020, we recognized an income tax benefit of $1.3 million. The effective tax rate, including the impact of discrete items, decreased to a 16.8% expense for the third quarter of fiscal year 2021 compared to a 19.5% benefit for the third quarter of fiscal year 2020, primarily due to the generation of pretax income for the third quarter of fiscal year 2021 compared to a pretax loss in the third quarter of fiscal year 2020.  Fiscal year 2021 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2021 to differ from the effective tax rate for the third quarter of fiscal year 2021.

Net Income (Loss). Net income was $6.9 million in the third quarter of fiscal year 2021, which reflected an increase of $12.2 million compared to a net loss of $5.3 million in the third quarter of fiscal year 2020. The increase was attributable to the factors noted above.

Thirty-nine Weeks Ended September 26, 2021 Compared to Thirty-nine Weeks Ended September 27, 2020

Overview. Operating income (loss) increased by $70.7 million to $37.4 million for the first thirty-nine weeks of fiscal year 2021 from the loss reported for the first thirty-nine weeks of fiscal year 2020. Operating income for the first thirty-nine weeks of fiscal year 2021 was favorably impacted by a $94.7 million increase in restaurant sales, $15.9 million decrease in loss on impairment and a $5.0 million increase in franchise income, which was partially offset by a $33.4 million increase in food and beverage costs and an $11.8 million increase in restaurant operating expenses.  Net income (loss) increased from the first thirty-nine weeks of fiscal year 2020 by $55.2 million to $28.5 million.

Segment Profits. Segment profitability information is presented in Note 7 in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements”. Segment profit for the first thirty-nine weeks of fiscal year 2021 for the Company-owned steakhouse restaurant segment increased by $51.1 million to a $69.9 million profit compared to the first thirty-nine weeks of fiscal year 2020. The increase was driven primarily by a $96.2 million increase in restaurant sales offset by a $33.4 million increase in food and beverage costs and a $11.8 million increase in restaurant operating expenses.  Franchise income increased $5.0 million in the first thirty-nine weeks of fiscal year 2021 compared to the fist thirty-nine weeks of fiscal year 2020.

Restaurant Sales.  Restaurant sales increased by $94.7 million, or 50.2%, to $283.3 million in the first thirty-nine weeks of fiscal year 2021 from the first thirty-nine weeks of fiscal year 2020.  Company-owned comparable restaurant sales during the first thirty-nine weeks of fiscal year 2021 were $266.8 million, which represented an increase of $98.5 million compared to the first thirty-nine weeks of fiscal year 2020.  Company-owned comparable restaurant sales increased by 58.6%, which consisted of a 40.6% increase in traffic and a 12.8% increase in average check.

Franchise Income. Franchise income in the first thirty-nine weeks of fiscal year 2021 increased by $5.0 million, or 61.4%, to $13.1 million in the first thirty-nine weeks of fiscal year 2021 compared to the first thirty-nine weeks of fiscal year 2020.  The increase in franchise income compared to the first thirty-nine weeks of fiscal year 2020 was due to an increase in franchisee-owned restaurant sales primarily due to the lessening of COVID-19 restrictions.

Other Operating Income. Other operating income increased by $2.3 million in the first thirty-nine weeks of fiscal year 2021 compared to the first thirty-nine weeks of fiscal year 2020.  The increase was primarily due to a $1.5 million increase in income from restaurants operating under contractual agreements and an increase in breakage income of $821 thousand resulting from an increase in gift card redemptions.  The increase in these items were primarily due to increases in restaurant sales.

Food and Beverage Costs. Food and beverage costs increased by $33.4 million, or 61.2%, to $87.9 million in the first thirty-nine weeks of fiscal year 2021 compared to the first thirty-nine weeks of fiscal year 2020 primarily due to increased restaurant sales.  As a percentage of restaurant sales, food and beverage costs increased to 31.0% in the first thirty-nine weeks of fiscal year 2021 from 28.9% in the first thirty-nine weeks of fiscal year 2020, primarily driven by a 34% increase in beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased by $11.8 million, or 10.1%, to $129.0 million in the first thirty-nine weeks of fiscal year 2021 from the first thirty-nine weeks of fiscal year 2020.  Restaurant operating expenses, as a percentage of restaurant sales, decreased to 45.5% in the first thirty-nine weeks of fiscal year 2021 from 62.2% in the first thirty-nine weeks of fiscal year 2020.  The decrease in restaurant operating expenses as a percentage of restaurant sales was primarily due to the impact of higher sales and leveraging of fixed costs.

Marketing and Advertising. Marketing and advertising expenses increased by $2.4 million, or 45.0%, to $7.7 million in the first thirty-nine weeks of fiscal year 2021 from the first thirty-nine weeks of fiscal year 2020. The increase in marketing and advertising expenses in the first thirty-nine weeks of fiscal year 2021 was attributable to a partial return in spending following our response to the COVID-19 pandemic in line with our anticipated level of operations.

General and Administrative Costs. General and administrative costs increased $1.0 million, or 4.5%, to $23.7 million in the first thirty-nine weeks of fiscal year 2021 from the first thirty-nine weeks of fiscal year 2020. The increase in general and administrative costs was primarily attributable to an increase in compensation related expenses. As a percentage of revenue, general and administrative costs decreased from 11.3% in the first thirty-nine weeks of fiscal year 2020 to 7.8% in the first thirty-nine weeks of fiscal year 2021 primarily due to sales increasing.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased by $1.5 million to $15.1 million in the first thirty-nine weeks of fiscal year 2021 from the first thirty-nine weeks of fiscal year 2020 primarily due to the permanent closure of nine Ruth’s Chris Steak House restaurants during fiscal year 2020.

Pre-opening Costs. Pre-opening costs were $1.2 million in both the first thirty-nine weeks of fiscal year 2021 and the first thirty-nine weeks of fiscal year 2020.  The expenses during the first thirty-nine weeks of fiscal year 2021 are primarily due to the planned opening of the Ruth’s Chris Steak House restaurant in Short Hills, NJ and recognition of rent expense at unopened Ruth’s Chris Steak House restaurants where the Company has taken possession of the property. During the first thirty-nine weeks of fiscal year 2020 pre-opening expenses were primarily due to recognition of rent expense at unopened Ruth’s Chris Steak House restaurants where the Company took possession of the properties.

Gain on Lease Modifications. During the first thirty-nine weeks of fiscal year 2020, the Company recorded a $178 thousand gain on lease modifications primarily related to a gain on the modification of a lease of $663 thousand, partially offset by the write off of capitalized expenses incurred related to the termination of a lease on a planned Ruth’s Chris Steak House restaurant of $422 thousand.  There was no gain on lease modifications recorded during the first thirty-nine weeks of fiscal year 2021.

Loss on Impairment. During the first thirty-nine weeks of fiscal year 2021, the Company recorded a $394 thousand impairment loss of which $306 thousand related to long-lived assets. During the first thirty-nine weeks of fiscal year 2020, the Company recorded a $16.3 million loss consisting of a $12.7 million impairment of long-lived assets, a $3.1 million impairment of territory rights and a $416 thousand impairment of inventory as described further in Note 2 in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements”.

Interest Expense. Interest expense decreased $232 thousand to $3.1 million in the first thirty-nine weeks of fiscal year 2021 compared to $3.3 million in the first thirty-nine weeks of fiscal year 2020.  The decrease primarily relates to a lower average debt balance during the first thirty-nine weeks of fiscal year 2021 compared to the first thirty-nine weeks of fiscal year 2020.

Other Income and Expense. During the first thirty-nine weeks of fiscal year 2021, we recognized other income of $61 thousand.  During the first thirty-nine weeks of fiscal year 2020, we recognized other expense of $12 thousand.

Income Tax Expense (Benefit). During the first thirty-nine weeks of fiscal year 2021, we recognized income tax expense of $5.9 million. During the first thirty-nine weeks of fiscal year 2020, we recognized an income tax benefit of $9.9 million. The effective tax rate, including the impact of discrete items, decreased to a 17.0% expense for the first thirty-nine weeks quarter of fiscal year 2021 compared to an 27.1% benefit for the first thirty-nine weeks of fiscal year 2020, primarily due to the generation of pretax income for the first thirty-nine weeks of fiscal year 2021 compared to a pretax loss in the first thirty-nine weeks of fiscal year 2020.  Fiscal year 2021 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2021 to differ from the effective tax rate for the first thirty-nine weeks of fiscal year 2021.

Net Income (Loss). Net income was $28.5 million in the first thirty-nine weeks of fiscal year 2021, which reflected an increase of $55.2 million compared to a net loss of $26.7 million in the first thirty-nine weeks of fiscal year 2020. The increase was attributable to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal sources of cash have been historically provided by our operating activities as well as periodic borrowings from our senior credit facility.  During the first thirty-nine weeks of fiscal year 2021 our principal uses of cash flow were debt repayments, capital expenditures and repurchase of common stock.

During the fourth quarter of fiscal year 2019, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $60 million of outstanding common stock from time to time.  During the fiscal year 2020, as a result of the impacts to our business arising from the COVID-19 pandemic, the Company suspended its share repurchase program and dividend payments. During the third quarter of fiscal year 2021 the Company resumed its share repurchase program and repurchased 192,102 shares at an aggregate cost of $3.8 million or an average cost of $19.93 per share.  All repurchased shares were retired and cancelled.

Senior Credit Facility

As of September 26, 2021, we had $70.0 million of outstanding indebtedness under our senior credit facility and approximately $4.7 million of outstanding letters of credit, pursuant to a credit agreement entered into with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (as amended, as of the end of the fiscal year 2020, the “Credit Agreement ”). As of September 26, 2021, the weighted average interest rate on our outstanding debt was 3.5% and the weighted average interest rate on our outstanding letters of credit was 2.6%.  In addition, the fee on the unused portion of our senior credit facility was 0.3%.

On October 18, 2021, subsequent to the third fiscal quarter of 2021, the Company entered into an amended and restated credit agreement, which amends and restates its prior credit agreement with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (as amended and restated, the “Credit Agreement”).  The Credit Agreement provides for a revolving credit facility of $140.0 million with a $10.0 million sub-facility of letters of credit and a $5.0 million sub-facility for swingline loans. Subject to the satisfaction of certain conditions and lender consent, the revolving credit facility may be increased up to a maximum of $200.0 million. The Credit Agreement has a maturity date of October 18, 2026. As of October 29, 2021, the Company had $70.0 million of outstanding indebtedness under its senior credit facility with approximately $65.3 million of borrowings available, net of outstanding letters of credit of approximately $4.7 million.

The Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants, as described below, requiring a minimum fixed coverage charge ratio as defined in the Credit Agreement (“Fixed Charge Coverage Ratio”) limiting the Company’s actual leverage ratio as defined in the Credit Agreement (“Maximum Consolidated Leverage Ratio”). The October 2021 amendment and restatement of the Credit Agreement restored the Fixed Charge Coverage Ratio and Maximum Consolidated Leverage Ratio to a Fixed Charge Coverage Ratio equal to or greater than 1.25:1.00 and Maximum Consolidated Leverage Ratio no greater than 3.00:1.00. Effective with the October 2021 amendment and restatement of the Credit Agreement, the Company is limited to $40.0 million of restricted junior payments per year, which include cash dividends and repurchases of common stock, if the Maximum Consolidated Leverage Ratio is greater than or equal to 2.50:1.00. The Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company. If any event of default occurs and is not cured within the applicable grace period or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments and the lenders’ commitments may be terminated. The obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries and are secured by a lien on substantially all of the Company’s personal property assets other than any equity interest in current and future subsidiaries of the Company.

Interest rate margins and the fee for the unused commitment will be calculated based on the Maximum Consolidated Leverage Ratio, and at the Company’s option, revolving loans may bear interest at either:

(i)	LIBOR, plus an applicable margin, or
(ii)

the highest of (a) the rate publicly announced by Wells Fargo as its prime rate, (b) the average published federal funds rate in effect on such day plus 0.50% and (c) one month LIBOR plus 1.00%, plus an applicable margin (the rate described in this clause (ii) prior to adding the applicable margin, the “Base Rate”).

The applicable margin is based on the Company’s Maximum Consolidated Leverage Ratio, ranging (a) from 1.50% to 2.25% above the applicable LIBOR rate or (b) 0.50% to 1.25% above the applicable Base Rate.

For more information about our long-term debt, see Note 5 in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements”.

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	39 Weeks Ended
	September 26,	September 27,
	2021	2020
Net cash provided by (used in):
Operating activities	$48,521	$5,598
Investing activities	(8,418)	(9,007)
Financing activities	(51,726)	100,949
Net (decrease) increase in cash and cash equivalents	$(11,623)	$97,540

Operating Activities. Operating activities provided cash during the first thirty-nine weeks of fiscal year 2021 and the first thirty-nine weeks of fiscal year 2020. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising, general and administrative costs, and income taxes.  Operating activities provided cash flows primarily because operating revenues have exceeded cash-based expenses.

Investing Activities. Cash used in investing activities totaled $8.4 million in the first thirty-nine weeks of fiscal year 2021 compared with $9.0 million used in the first thirty-nine weeks of fiscal year 2020.  Cash used in investing projects during the first thirty-nine weeks of fiscal year 2021 primarily pertained to $4.3 million for new restaurants, $2.1 million for technology, and $2.0 million for restaurant remodel and capital replacement projects. Cash used in investing activities during the first thirty-nine weeks of fiscal year 2020 primarily pertained to $5.6 million for new restaurants and $2.9 million for restaurant remodel and capital replacement projects.

Financing Activities. Financing activities used cash during the first thirty-nine weeks of fiscal year 2021 and provided cash during the first thirty-nine weeks of fiscal year 2020. During the first thirty-nine weeks of fiscal year 2021, we reduced debt by $45.0 million, repurchased $3.8 million in common stock, paid $2.8 million in employee withholding taxes in connection with the vesting of restricted stock and paid $145 thousand in deferred financing costs.  We paid the $2.8 million in taxes in connection with the vesting of restricted stock for recipients who elected to satisfy their individual tax withholding obligations by having us withhold a number of vested shares of restricted stock. During the first thirty-nine weeks of fiscal year 2020, we increased debt by $71.2 million to secure additional liquidity in response to COVID-19; sold common stock for $49.6 million; used $13.2 million to repurchase common stock; paid dividends of $4.4 million; paid $1.6 million in taxes in connection with the vesting of restricted stock; and paid $582 thousand in deferred financing costs.

Off-Balance Sheet Arrangements

As of September 26, 2021, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 27, 2020 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first thirty-nine weeks of fiscal year 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At September 26, 2021, the Company had $70.0 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2021 of approximately $700 thousand.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first thirty-nine weeks of fiscal years 2021 and 2020, franchise income attributable to international locations was approximately $1.5 million and $1.3 million, respectively, which is less than 1% of total annual revenue.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices, which in the past have been volatile and have impacted the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the

Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. During the third quarter, we negotiated set pricing on approximately 10% of our beef supply from mid-September 2021 into mid-March 2022.  The market for beef is volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected.  Holding other variables constant, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings between $5.0 to $6.0 million for fiscal year 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 26, 2021. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2021 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended September 26, 2021 there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  We have transitioned some of our employees, primarily home office support functions to a remote work environment in an effort to mitigate the spread of COVID-19.  This has not had a significant impact on the Company’s internal controls over financial reporting and we are prepared to operate in this manner for the foreseeable future, if necessary.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the third quarter ended September 26, 2021 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased under the Program – Amounts in thousands

June 28, 2021 to August 1, 2021	—	—	—	$41,552
August 2, 2021 to August 29, 2021	—	—	—	$41,552
August 30, 2021 to September 26, 2021	192,102	$19.93	192,102	$37,723
Totals for the fiscal quarter	192,102	$19.93	192,102	$37,723

In October 2019, the Company’s Board of Directors approved a new share repurchase program authorizing us to repurchase up to $60 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors. The new share repurchase program replaced the Company’s previous share repurchase program announced in November 2017, which has been terminated. During the first thirty-nine weeks of the fiscal year 2021, the Company repurchased 192,102 of shares as part of the new share repurchase program with an average price of $19.93 paid per share. The new share repurchase program does not obligate the Company to repurchase any dollar amount or number of its shares, and the program has no termination date.  The Company’s ability to make future stock purchases under the program has been limited by our Amended Credit Agreement in recent quarters. Effective with the October 2021 amendment and restatement of our Credit Agreement, we are limited to $40.0 million of restricted junior payments per year, which include cash dividends, and repurchases of common stock, if our Maximum Consolidated Leverage Ratio is greater than or equal to 2.50:1.00. As of September 26, 2021, $130.2 million of restricted junior payments had been made and our Maximum Consolidated Leverage Ratio no longer exceeded the threshold. As a result of the impacts to our business arising from the COVID-19 pandemic, share repurchases and dividend payments were indefinitely suspended during fiscal year 2020. During the third quarter of fiscal year 2021, the Company resumed the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Amended and Restated Credit Agreement, dated as of October 18, 2021, by and among the Company, the Guarantors, the Lenders and Wells Fargo Bank, National Association, as administrative agent, issuing lender and swingline lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 20, 2021).

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

Date: October 29, 2021