Form 10-K
period 2021-12-26
Ruths Hospitality Group, Inc.
filed 2022-02-24
CIK 1324272

Legal

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 26, 2021

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

As of June 27, 2021, the last day of the registrant’s most recently completed fiscal second quarter, the aggregate market value of the registrant’s outstanding common stock, par value $0.01 per share, held by non-affiliates was $813,506,300.

The number of shares outstanding of the registrant’s common stock as of February 3, 2022, was 33,575,337 which includes 738,269 shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

Auditor Name:  KPMG LLCLocation:  Orlando, FLAuditor Firm ID:  185

TABLE OF CONTENTS PAGE

 fUPDATE

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”, as defined in the Private Securities Litigation Reform Act of 1995 that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties.  Forward-looking statements frequently are identified by the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely result,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek”, “should,” “target,” “would” and other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals, including with respect to restaurant closures and re-openings, new restaurant openings and acquisitions or closures, capital expenditures, strategy, financial outlook, liquidity outlook, our effective tax rate, and the impact of healthcare inflation and recent accounting pronouncements, also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: the negative impact the COVID-19 pandemic has had and will continue to have on our business, financial condition and results of operations; reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; changes in economic conditions, including inflationary concerns, and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to income taxes, unclaimed property, Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; political conditions, civil unrest or other developments and risks in the markets where the Company’s restaurants are located; harmful actions taken by the Company’s franchisees; the inability to successfully integrate franchisee acquisitions into the Company’s business operations; economic, regulatory and other limitations on the Company’s ability to pursue new restaurant openings and other organic growth opportunities; a material failure, interruption or security breach of the Company’s information technology network; the Company’s indemnification obligations in connection with its sale of the Mitchell’s Restaurants; the Company’s ability to protect its name and logo and other proprietary information; an impairment in the financial statement carrying value of our goodwill, other intangible assets or property; gains or losses on lease modifications; the impact of litigation; the restrictions imposed by the Company’s credit agreement; changes in, or the suspension or discontinuation of, the Company’s quarterly cash dividend payments or share repurchase program; and the inability to secure additional financing on terms acceptable to the Company. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in this Annual Report on Form 10-K.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Annual Report on Form 10-K to reflect events or circumstances after the date thereof. You should not assume that material events subsequent to the date of this Annual Report on Form 10-K have not occurred.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us”, “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries.

PART I

Item 1.	BUSINESS

Introduction

Ruth’s Hospitality Group, Inc. develops and operates fine dining restaurants under the trade name Ruth’s Chris Steak House. As of December 26, 2021, there were 150 Ruth’s Chris Steak House restaurants, including 73 Company-owned restaurants, three restaurants operating under contractual agreements and 74 franchisee-owned restaurants, including 23 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Philippines, Singapore and Taiwan.

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

The Company has a 52/53-week fiscal year ending the last Sunday in December. Fiscal years 2021, 2020, and 2019 each had 52 weeks. The 2021 fiscal year ended December 26, 2021, the 2020 fiscal year ended December 27, 2020, and the 2019 fiscal year ended December 29, 2019.

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

COVID-19 Impact

In March 2020, the World Health Organization declared the novel coronavirus 2019 (COVID-19) a pandemic and the United States declared it a National Public Health Emergency, which has resulted in a significant reduction in revenue at the Company’s restaurants due to mandatory restaurant closures, capacity limitations, social distancing guidelines or other restrictions mandated by governments across the world, including federal, state and local governments in the United States.  As a result of these developments, the Company experienced a significant negative impact on its revenues, results of operations and cash flows.  As of December 26, 2021, all of the Company-owned and managed Ruth’s Chris Steak House restaurant dining rooms were open and its revenues, results of operations and cash flows were approaching levels comparable to periods prior to the pandemic.

For further information on the impact of COVID-19 and actions taken by the Company in response to the pandemic, see Note 1 of the consolidated financial statements.

Ruth’s Chris Steak House

With 150 restaurants as of December 26, 2021, Ruth’s Chris Steak House is one of the largest upscale steakhouse companies in the world. The menu features a broad selection of high-quality USDA Prime and Choice grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion —“sizzling”— complemented by other traditional menu items inspired by its New Orleans heritage. Ruth’s Chris complements its distinctive food offerings with an award-winning wine list.

The Ruth’s Chris brand reflects its 56-year commitment to the core values instilled by its founder, Ruth Fertel, of caring for guests by delivering the highest quality food, beverages and genuine hospitality in a warm and inviting atmosphere.

Strengths

The Company believes that the key strengths of its business model are the following:

Premier Upscale Steakhouse Brand

The Ruth’s Chris Steak House brand is one of the strongest in the upscale steakhouse segment of the restaurant industry, with high levels of brand awareness.

Appealing Dining Experience

At Ruth’s Chris restaurants, the Company seeks to exceed guests’ expectations by offering high-quality food with warm, friendly service. The Company’s entire restaurant team is dedicated to ensuring that guests enjoy a superior dining experience. The Company’s team-based approach to table service is designed to enhance the frequency of guest contact and speed of service without intruding on the guest experience.

Strategy

Historically, the Company’s strategy is to deliver a total return to shareholders by maintaining a healthy core business, growing with a disciplined investment approach and returning excess capital to shareholders.  The Company strives to maintain a healthy core business by growing sales through traffic, managing operating margins and leveraging its infrastructure.  In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a pandemic and the United States declared it a National Public Health Emergency, which resulted in us focusing on a shorter-term strategy that preserved liquidity and maximized restaurant operating income.  The Company has returned to a balanced strategy that is focused on maintaining a healthy balance sheet and a healthy core business, being disciplined in evaluating future growth opportunities and returning excess capital to shareholders.  The Company evaluates disciplined growth opportunities in markets with attractive sales attributes and solid financial returns.  The Company believes that its franchisee program is a point of competitive differentiation and looks to grow its franchisee-owned restaurant locations as well.  From time to time, the Company may also consider acquiring franchisee-owned restaurants at terms that it believes are beneficial to the Company.

Improve Sales/Profitability

The Company strives to improve sales and profitability by focusing on:

•	Ensuring food quality through consistent preparation and presentation;
•	Expanding its brand appeal through continued menu innovation and facility remodels;
•	Developing enhanced digital capabilities across commercial and operational platforms;
•	Increasing brand awareness through enhanced media advertising at the national and local levels;
•	Enhancing and/or developing innovative marketing programs through its website (e.g., www.ruthschris.com), social media, digital media and email communication;
•	Creating and/or growing revenue opportunities via Ruth’s Anywhere, Private Dining, the sale of Gift Cards and opening for lunch in selected markets; and
•	Opening new restaurants.

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

In fiscal year 2021 two new franchisee-owned restaurants were opened in Manila, Philippines and Changsha, China.  In fiscal year 2020 no new franchisee-owned restaurants were opened.  In fiscal year 2019 one franchisee-owned restaurant opened in Chongquing, China.

The Company and its franchise and licensing partners have opened or relocated nine new Ruth’s Chris Steak Houses worldwide during the three-year period ended December 2021.

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

The Ruth’s Chris restaurants offer a variety of appetizer items, including New Orleans-style barbequed shrimp, mushrooms stuffed with crabmeat, spicy shrimp, chilled seafood tower and sizzling crab cakes, as well as four different salads. Our restaurants also offer a variety of potatoes and vegetables as side dishes. For dessert, crème brûlée, traditional bread pudding with whiskey sauce, chocolate sin cake, cheesecake and other selections are available.  As part of the Company’s response to COVID-19 and ongoing supply challenges, our restaurants maintain a flexible menu to maximize restaurant efficiency and reduce waste.

The Company’s wine list features bottles typically ranging in price from $46 to over $1,000. Individual restaurants may supplement their 175 – 225 bottle core wine list with approximately 20 additional selections that reflect local market tastes. Most of the Company’s Ruth’s Chris restaurants also offer over 17-22 wines-by-the-glass, 10 handcrafted cocktails and numerous beers, premium liquors and alcoholic dessert drinks.

Dinner entrees are generally priced from $35 to $99.  Ruth’s Chris is predominately open during dinner hours with only a limited number of restaurants open for lunch.  The lunch menu offers entrees generally ranging in price from $14 to $29 and features their signature steaks.  The blended guest check average at Ruth’s Chris was approximately $89 during fiscal year 2021 with food sales representing 81% of the guest check and the remainder represented by beverage sales.  While the Ruth’s Chris core menu is similar at all of its restaurants, the Company seasonally introduces new items such as limited time and prix fixe offerings that allow it to give its guests additional choices while taking advantage of fresh sourcing and advantageous cost opportunities.

Restaurant Operations and Management

The Ruth’s Chris Chief Executive Officer, Chief Operating Officer and Vice President of Operations have primary responsibility for managing Company-owned restaurants and participate in analyzing restaurant-level performance and strategic planning. The Company has seven regional vice presidents who oversee restaurant operations at Company-owned restaurants, one vice president to whom the regional vice presidents report and one vice president who has oversight responsibility for franchisee-owned restaurants. In addition, restaurant education and training is overseen by a regional staff dedicated to the ongoing training and development of customer service employees and kitchen staff.

A typical Company-owned restaurant employs four to five managers, including a general manager, two front-of-the-house managers and an executive chef. The Company-owned restaurants also typically have approximately 57 hourly employees. Staffing levels at Company-owned restaurants have been lower in fiscal year 2021 due to the impacts of the COVID-19 pandemic and efficiency measures implemented by the Company.

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

During fiscal year 2021, the Company purchased substantially all the beef it used in Company-owned Ruth’s Chris restaurants from two vendors, Sysco Specialty Meat Group (a subsidiary of Sysco) and Stock Yards Packing (a subsidiary of US Foods).  Each vendor supplied about half of the Company’s beef requirements.  In addition, the Company has a distribution arrangement with a national food and restaurant supply distributor, Distribution Market Advantage, Inc. (DMA), which purchases products for the Company from various suppliers and through which all the Company-owned Ruth’s Chris Steak House restaurants receive a significant portion of their food supplies.

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

Advertising

In fiscal year 2021, the Company spent $13.5 million, or 3.1% of its revenues, in total marketing and advertising expenditures, which included spending on data and digital initiatives, in-store gift card promotion, traditional public relations, social media and influencer marketing. During fiscal year 2021, the Company’s online strategy also included an emphasis on continued website improvement and personalized and targeted emails with special offers and announcements, as well as emails regarding off-premise dining options, holiday offers and personalized birthday and anniversary invitations. In fiscal year 2021, Ruth’s Chris Steak House continued its participation in a co-branded campaign with the American Express Membership Rewards program and the American Express Gold Card partnership. The Company’s franchisees also conduct their own local media and advertising plans.

Gift Cards

The Company sells Ruth’s Chris gift cards at most of its Ruth’s Chris Steak House restaurants, including franchises, on its website and through its toll-free number. E-gift cards, which may be purchased on the Company’s e-commerce gift card website, are emailed directly to the recipient and are redeemable in the same manner as physical gift cards.  Ruth’s Chris gift cards are also sold in third-party retail outlets and are available through redemption of American Express Membership Rewards points.  Offering gift cards at third-party retailers and e-gift cards gives Ruth’s Chris the opportunity to maximize last-minute gift-giving and address its patrons’ requests for convenient, immediate purchases.   Ruth’s Chris patrons frequently purchase gift cards for holidays, including Christmas, Hanukkah, Valentine’s Day, Mother’s Day and Father’s Day, and other special occasions.  In fiscal year 2021, Company and franchise sales of Ruth’s Chris gift cards aggregated approximately $72.6 million system-wide, compared to $49.4 million in fiscal year 2020. Ruth’s Chris gift cards are redeemable at both Company and franchisee-owned Ruth’s Chris restaurants.

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

As of December 26, 2021, the Company’s 74 franchisee-owned Ruth’s Chris restaurants are owned by 25 franchisees with the three largest franchisees owning 34 restaurants in total.

Under the Company’s current franchise program, each franchise arrangement consists of a development agreement, if multiple restaurants are to be developed, with a separate franchise agreement executed for each restaurant. The Company’s current form of development agreement grants exclusive rights to a franchisee to develop a minimum number of restaurants in a defined area, typically during a three-to-five-year period. Individual franchise agreements govern the operation of each restaurant opened and have a 20-year term with two renewal options each for additional ten-year terms if certain conditions are met. The Company’s current form of franchise agreement requires franchisees to pay a 5% royalty on gross revenues plus up to a 1% advertising fee applied to national advertising expenditures.  All of the franchisee-owned locations experienced disruptions to their business from COVID-19, and as a result, the Company waived franchise royalty requirements until their dining rooms were re-opened.  As of December 26, 2021, each of the franchisee-owned Ruth’s Chris restaurant dining rooms were open.

Under the Company’s current form of development agreement, and unless agreed otherwise, the Company collects a $50 thousand development fee, which is credited toward the $150 thousand franchise fee, for each restaurant the franchisee has rights to develop. Under the Company’s current form of the franchise agreement, it collects up to $150 thousand of the full franchise fee at the time of executing the franchise agreement for each restaurant. If one restaurant is to be developed, a single unit franchise agreement is executed, and the $150 thousand franchise fee is collected at signing.

Information Systems and Restaurant Reporting

Each of the Company’s restaurants use computerized point-of-sale systems, which are designed to promote operating efficiency, provide corporate management timely access to financial and marketing data and reduce restaurant and corporate administrative time and expense. These systems record each order and print the food requests in the kitchen for the cooks to prepare. The data captured for use by operations and corporate management includes gross sales amounts, cash and credit card receipts and quantities of each menu item sold. Sales and receipts information is generally transmitted to the corporate office daily.

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

Seasonality

The Company’s business is subject to seasonal fluctuations. Historically, the percentage of its annual revenues earned during the first and fourth fiscal quarters have been higher relative to other quarters due, in large part, to increased restaurant sales during the year-end holiday season and the popularity of dining out in the fall and winter months. The impact of COVID-19 resulted in higher revenue during the first fiscal quarter of 2020 compared to other quarters in fiscal year 2020 which was atypical compared to prior year results. During the fiscal year 2021 the Company experienced a decline in revenues during the first fiscal quarter due to pandemic-related dining room restrictions.

Human Capital

Our approach to Human Capital is defined by our strong culture of taking care of people, which reflect our roots in the single steak house started by Ruth Fertel over fifty-five years ago, define the essence of Ruth’s Chris Steak House, and determine how we take care of each of Our People: Guests, Team Members, Franchise Owners, Vendor Partners, Community, and Investors.

None of the Company’s employees (our “Team Members”) are covered by a collective bargaining agreement. In response to the COVID-19 pandemic, and the resulting temporary closures of, or state and local government-imposed capacity restrictions on, our restaurants, many of our hourly Team Members were placed on temporary furlough. As of December 26, 2021, most of the furloughed Team Members were rehired and the Company employed 4,527 persons, of whom 367 were salaried and 4,160 were hourly personnel, who were employed in the positions set forth in the table below.

Functional Area	Number of Employees
Senior Officers / Corporate VPs / Operations VPs	22
General Managers	74
Managers	153
Regional Corporate Chefs / Executive Chefs	72
Non-Salaried Restaurant Staff	4,127
Corporate Salaried	46
Corporate Non-salaried	33
Total number of employees	4,527

We believe the stability of our leadership team is a critical driver of our ability to steward the Company’s brand and to deliver consistently the brand standards and experiences our Guests expect. The average tenure of our Field Leadership (VP Level) is approximately sixteen years, the average tenure of our Restaurant Leadership (General Managers and Chefs) is greater than nine years, and the average tenure of our home office leadership is nine years. In addition, 21% of our General Managers and approximately 29% of our Chefs have been with the Company for more than fifteen years.

Our diverse team reflects our commitment to attracting, retaining, and developing a workforce that reflects the communities in which we live and work.  Across the Company, approximately 53% of our Team Members are racially or ethnically diverse and 34% identify as female.  Of our Named Executive Officers 80% identify as female and 63% of our Board of Directors identify as female. Consistent with our commitment to diversity, we hired a Director of Diversity and Inclusion in November of 2020.

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

Our commitment to our Team Members does not stop with providing competitive pay and benefits. In 2005, following the impact of Hurricane Katrina, we created the RUTHS Fund to support our Team Members experiencing hardship. The RUTHS Fund is supported primarily by home office and field Team Member contributions.  Over the course of 2020 and 2021 the fund paid out $766 thousand in grants benefiting over 680 of our Team Members who applied for support.

Finally, the COVID-19 pandemic provided us with the opportunity to reinforce our commitment to the health and safety of our people.  A sample of additional steps we are taking to keep our Team Members and guests safe include: increased sanitation processes, enhanced COVID-19 safety training and certification of our hourly and management team, voluntary capacity restrictions in select markets to protect our Team Members and guests, and daily health screenings of all restaurant Team Members. The impact of this increased vigilance was an average weekly exclusion rate (the number of Team Members excluded from work divided by the total number of Team Members working) of less than 1% over fiscal year 2021.

Government Regulation

The Company is subject to extensive federal, state and local government regulation, including regulations relating to public health and safety, zoning and fire codes and the sale of alcoholic beverages and food. The Company maintains the necessary restaurant, alcoholic beverage and retail licenses, permits and approvals. Federal and state laws govern the Company’s relationship with its employees, including laws relating to minimum wage requirements, overtime, tips, tip credits and working conditions. A significant number of the

Company’s hourly employees are paid at rates related to federal or state minimum wage. During 2021, governmental entities acted to increase minimum wage rates in several jurisdictions where Company-owned restaurants are located, and further increases are anticipated to take effect in coming years.

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

Available Information

The Company maintains a website at www.rhgi.com. The Company makes available free of charge, through the investor relations section of its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Such information is available on the Company’s website as soon as reasonably practicable after it is filed with the SEC. Additionally, the Company’s Code of Ethics may be accessed within the Investor Relations section of its website. Information found on the Company’s website is not part of this Annual Report on Form 10-K or any other report filed with the SEC.

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

The government responses related to COVID-19 across the world and our Company’s responses to the outbreak have disrupted and will continue to disrupt our business.  In the United States, containment efforts to slow the transmission of the virus that have been mandated by federal, state and local governments, include encouraging individuals to practice social distancing, restricting gathering in groups, and, in some areas, completely restricting individuals from non-essential movements outside of their homes.  In response to the COVID-19 outbreak and these changing conditions, we closed the dining rooms in each of our Company-owned and managed restaurants during the month of April 2020 and transitioned our services to take-out and delivery operations in 69% of our restaurants.  As of December 26, 2021, all 76 Company-owned and -managed restaurant dining rooms were open.  If the COVID-19 pandemic reaccelerates and federal, state and local governments impose restrictions again, we may again be forced to close some or all of our dining rooms, which would cause us to lose revenue and incur additional expenses.  We have closed certain restaurants, modified work hours for our Team Members and identified and implemented cost savings measures throughout our operations.  The COVID-19 outbreak and these responses have affected and will continue to adversely affect our revenue and operating margin and we cannot predict how long the outbreak will last or what other government responses may occur.

Our operations could be further disrupted if large numbers of our employees or members of our senior management team are diagnosed with COVID-19. If a significant percentage of our workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially materially adversely affecting our liquidity, financial condition or results of operations.  Team Members might seek and find other employment during business interruptions, which could materially adversely affect our ability to properly staff our restaurants with experienced Team Members when the business interruptions abate or end.

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

As of December 26, 2021, we were engaged in legal proceedings with five landlords.  We have pursued or continue to pursue these matters vigorously but there can be no assurance that we will prevail in litigation.

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

Additional government regulations or legislation due to COVID-19, in addition to decisions we have made and may make in the future, relating to the compensation of and benefit offerings for our restaurant Team Members could also have an adverse effect on our business. We cannot predict the types of additional government regulations or legislation that may be passed relating to employee compensation due to the COVID-19 outbreak.

We could experience other potential impacts due to the COVID-19 pandemic that are not completely known at this time, including, but not limited to, charges from potential adjustments and impairment charges to the carrying amount of goodwill, indefinite-lived intangible assets and long-lived assets. We have incurred impairment charges and could incur additional impairment charges in the future.  Our actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely though not exclusively on the duration of the disruption to our business.

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

Our senior credit agreement contains, and any agreements governing future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us. Our senior credit agreement, which was entered into on February 2, 2017 and was amended and restated on October 18, 2021, limits our ability, among other things, to:

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

We pay interest under our senior credit agreement based on the London Interbank Offered Rate (“LIBOR”).  On March 5, 2021, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative:  (a) immediately after December 31, 2021, in the case of the one week and two month USD settings; and (b) immediately after June 30, 2023, in the case of the remaining USD settings.  The U.S. Federal Reserve (the “Federal Reserve”) has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate.  While our senior credit agreement includes a mechanism for an alternate rate to LIBOR, there can be no assurances as to whether such alternative base rate will be more or less favorable than LIBOR, and there is no guarantee that the discontinuance of LIBOR will not result in financial market disruptions or significant increases in benchmark interest rates or borrowing costs, any of which may have an adverse effect on us.  The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR and will work to minimize the impact of any LIBOR transition.  The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

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

Our ability to maintain consistent quality throughout Company-owned restaurants depends in part upon our ability to purchase USDA Prime and Choice grade beef, seafood and other food products in accordance with our rigid specifications. During fiscal year 2021, the country experienced supply disruptions due to workforce COVID-19 infections, workforce constraints, transportation and logistics issues and high consumer demand. The Company did not experience any major disruption during the fiscal year 2021 and was able to purchase substantially all of the beef used in Company-owned Ruth’s Chris restaurants from two vendors, Sysco Specialty Meat Group (a subsidiary of Sysco) and Stock Yards Packing (a subsidiary of US Foods).  Each vendor supplied about half of the Company’s beef requirements.

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

We are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials.  There also has been increasing focus by United States and overseas governmental authorities on other environmental matters, such as climate change, the reduction of greenhouse gases and water consumption.  This increased focus may lead to new initiatives directed at regulating a yet to be specified array of environmental matters.  Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in the cost of raw materials, taxes, transportation and utilities, which could decrease our operating profits and necessitate future investments in facilities and equipment.

We rely on information technology in our operations and a failure to maintain a continuous and secure network, free from material failure, interruption, or security breach, could harm our ability to effectively operate our business, damage our reputation and negatively affect our operations and profits.

We rely on information systems across our operations, including for marketing programs, point-of-sale processing systems in our restaurants, online purchases of gift cards and various other processes and transactions. The failure of these systems to operate effectively, delays in transitioning to upgraded or replacement systems, a material network breach in the security of these systems, or any other failure to maintain a continuous and secure network could adversely affect our reputation, negatively affect our results of operations, subject us to litigation or action by regulatory authorities and result in substantial harm to us or an individual.  As privacy and information security laws and regulations change and cyber risks evolve, we may incur additional costs to ensure we remain in compliance, to protect guest, employee and Company information.  We currently carry insurance coverage to protect ourselves against some of these risks.  However, our inability to renew this coverage or to obtain such insurance coverage at reasonable costs also could have a material adverse effect on our financial condition and results of operations.

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

We frequently defend against unauthorized attempts to breach our network.  Like other companies, we have in the past experienced, and we expect to continue to experience, cyber-attacks, including phishing, attacks through vulnerabilities in widely deployed third-party software we deploy in the ordinary course of business, and other attempts to breach, or gain unauthorized access to, our systems. We employ both internal and external consultants to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption and intend to maintain and upgrade our security technology and operational procedures to prevent such damage, security breaches or other disruptive problems.  We continuously monitor data security and evaluate our network for known security breaches.  However, because the techniques used to obtain unauthorized access, to disable or degrade service, or to sabotage computer systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or successfully implement adequate preventive security measures.  There can also be no assurance that we would detect a cyber incident or prevent cyberattacks from penetrating our systems.  Any such incidents or proceedings could negatively affect our reputation and our results of operations, cause delays in guest service, require significant capital investments to remediate the problem, and could result in the imposition of penalties or cause us to incur significant unplanned losses and expenditures, including those necessary to remediate any damage to persons whose personal information may have been compromised. Furthermore, because of legislative and regulatory rules, we may be required to notify employees or the owners of the credit and debit card information of any data breaches, which could harm our reputation and financial results, as well as subject us to litigation or other proceedings by regulatory authorities.

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

We purchase large quantities of beef, particularly USDA Prime grade beef, which is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. Our beef costs represented approximately 50% of our food and beverage costs during fiscal year 2021. We typically buy our beef on the “spot” market and from time to time we will enter into longer term pricing and supply agreements.  As of December 26, 2021, we have negotiated set pricing on approximately 10% of our beef supply through mid-March 2022.  The market for USDA Prime grade beef is particularly volatile. If prices increase, or we are unsuccessful in our long-term pricing and supply agreements, or the supply of beef is reduced, our operating margins could be materially adversely affected.

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

Goodwill and owned franchise rights must be reviewed for potential impairment annually and when triggering events are detected.  We performed our annual impairment test of goodwill and franchise rights as of November 28, 2021 using a qualitative assessment.  Using the qualitative approach, we evaluated factors, including but not limited to: recent financial performance, forecasts for future cash flows, the Company’s stock price and market capitalization, recent impairment tests, legal factors, the business climate, and the competitive environment.

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

During the third quarter of fiscal year 2021 we resumed the repurchase of shares of our commons stock under our share repurchase program after temporarily ceasing the repurchase of shares due to the impacts of COVID-19.  Following the end of fiscal year 2021, we resumed paying quarterly cash dividends to holders of our common stock after a temporary suspension of such payments due to the impacts of COVID-19. Our ability to pay future quarterly cash dividends or repurchase shares of our common stock will be subject to, among other things, our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any new indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our Board of Directors deems relevant. There can be no assurance that we will resume payment of a quarterly cash dividend or repurchase shares of our common stock in the future. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of shares of our common stock under our share repurchase program could cause the market price of our common stock to decline. Moreover, in the event our payment of quarterly cash dividends is reduced or discontinued, our failure or inability to resume paying quarterly cash dividends at historical levels could result in a lower market valuation of our common stock.

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

Economic downturns have in the past and could in the future negatively impact consumer spending patterns. Any decrease in consumer spending patterns may result in a decline in our operating performance. Economic downturns may reduce guest traffic and require us to lower our prices, which reduces our revenues and operating income, which may adversely affect the market price for our common stock.  In addition, some of our restaurants are located in areas that we consider tourist or vacation destinations.  In those locations, we depend in large part on vacation travelers to frequent our Ruth’s Chris Steak House restaurants, and such destinations typically experience a reduction in visitors during economic downturns, thereby reducing the potential guests that could visit our restaurants.  A significant portion of our gross revenue comes from business guests and private dining which could also be negatively affected during an economic downturn or decrease in consumer confidence. This could have a material adverse impact on our results of operations and growth strategy.  Disasters occurring at one of our franchisee’s locations could impact our reputation and our consumers’ perception of our brand.  Moreover, these types of events could negatively impact consumer spending in the impacted regions or, depending on the severity, globally, which could adversely impact our operating results.  In fiscal year 2020 the COVID-19 outbreak caused a global economic downturn.  As of February 2022, multiple variants of the COVID-19 virus are circulating globally that are highly transmissible, and there is uncertainty around vaccine effectiveness on the new strains of the virus.  Uncertainty around vaccine supply and effectiveness are expected to impact the severity and timing with regards to the negative economic effects resulting from COVID-19, all of which may affect our business, results of operations or financial condition.

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

We remit a variety of taxes and fees to various governmental authorities, including federal and state income taxes, excise taxes, franchise taxes, property taxes, sales and use taxes, and payroll taxes. The taxes and fees remitted by us are subject to review and audit by the applicable governmental authorities, which can result in liability for additional assessments. In addition, we are subject to unclaimed or abandoned property (escheat) laws which require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period. We are subject to audits by individual U.S. states regarding our escheatment practices. The legislation and regulations related to tax and unclaimed property matters tend to be complex and subject to varying interpretations by both government authorities and taxpayers. Although management believes that the positions are reasonable, various taxing authorities have in the past and may in the future challenge certain of the positions we have taken, which may also potentially result in additional liabilities for taxes, unclaimed property and interest in excess of accrued liabilities. Our positions are reviewed as events occur such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability based on current calculations, the identification of new tax contingencies, or the rendering of relevant court decisions. An unfavorable resolution of assessments by a governmental authority could negatively impact our results of operations and cash flows in future periods.

Market volatility could adversely affect our stock price.

Many factors affect the trading price of our stock, including factors over which we have no control, such as trading activity or communications with activist investors, reports on the economy or the price of commodities, as well as negative or positive announcements by competitors, regardless of whether the report relates directly to our business. In addition to investor expectations, trading activity in our stock can reflect the portfolio strategies and investment allocation changes of institutional holders. Any failure to meet market expectations, whether for sales growth rates, earnings per share or other metrics, could adversely affect our share price. During fiscal year 2021, COVID-19 was a source of volatility in the financial markets.  This volatility also impacted the Company’s stock price.

In the future we could incur unexpected expenses resulting from the sale of the Mitchell’s Restaurants.

Effective January 21, 2015, we sold the Mitchell’s Restaurants and related assets to Landry’s, Inc. and Mitchell’s Entertainment, Inc., an affiliate of Landry’s Inc. (together with Landry’s Inc., “Landry’s”).  Pursuant to the terms of the purchase agreement, upon closing of the sale of the Mitchell’s Restaurants, Landry’s assumed the lease obligations of the Mitchell’s Restaurants.  However, we have guaranteed Landry’s lease obligations aggregating $21.2 million under four of the leases which extend until the leases terminate which may continue into 2040 assuming all options are exercised.  Separate from the purchase agreement, Landry’s has agreed to indemnify the Company in the event of a default under any of the leases.  There is a risk that adverse events may occur that require us to defend against or fulfill an indemnity claim, which could result in unexpected expense.

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

Company-owned restaurants are generally located in spaces leased by wholly-owned direct or indirect subsidiaries. Seventy-two of the Company-owned Ruth’s Chris restaurants operate in leased space, of which the majority currently provide for an option to renew for terms ranging from approximately five years to twenty years. Historically, the Company has not had difficulty in renewing its leases in a timely manner. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on sales volumes over specified levels.

The corporate headquarters reside in leased space (11,784 square feet) in Winter Park, Florida, with a term set to expire on August 31, 2026.

The Company owns the real estate for one Ruth’s Chris operating restaurant in Ft. Lauderdale, Florida (7,800 square feet).

The following table sets forth information about the Company’s existing Company-owned and franchisee-owned restaurants as of December 26, 2021. As of this same date, the Company operated 73 Ruth’s Chris restaurants and three restaurants operated under contractual agreements. In addition, franchisees operated 74 restaurants. Company-owned Ruth’s Chris restaurants range in size from approximately 4,000 to approximately 13,000 square feet with approximately 180 to 375 seats. The Company expects that future restaurants will range in size from 6,000 to 10,000 square feet with approximately 230 to 250 seats.

Company-Owned Ruth's Chris Restaurants			Franchisee-Owned Ruth's Chris Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
1972	Metairie, LA	Leased	1976	Baton Rouge, LA
1977	Lafayette, LA	Leased	1985	Mobile, AL
1985	Ft. Lauderdale, FL	Owned	1986	Atlanta, GA
1985	Austin, TX	Leased	1987	Pittsburgh, PA
1986	Nashville, TN	Leased	1987	Hartford, CT
1988	Philadelphia, PA	Leased	1991	Richmond, VA
1988	Seattle, WA	Leased	1993	Birmingham, AL
1989	Honolulu, HI	Leased	1993	San Antonio, TX
1989	Memphis, TN	Leased	1993	Taipei, Taiwan
1990	Weehawken, NJ	Leased	1993	Cancun, Mexico
1990	Scottsdale, AZ	Leased	1994	Indianapolis, IN
1992	Palm Desert, CA	Leased	1995	Toronto, Canada
1992	Minneapolis, MN	Leased	1996	Taichung, Taiwan
1993	Arlington, VA	Leased	1996	Indianapolis, IN
1993	Manhattan, NY	Leased	1997	Kowloon, Hong Kong
1994	San Diego, CA	Leased	1997	Raleigh (Cary), NC
1995	Long Island, NY	Leased	1998	Annapolis, MD
1995	Westchester, NY	Leased	1999	Atlanta, GA
1996	Dallas, TX	Leased	2000	Pikesville, MD
1996	Troy, MI	Leased	2000	San Antonio, TX
1996	Tampa, FL	Leased	2001	Kaohsiung, Taiwan
1997	Irvine, CA	Leased	2001	Queensway, Hong Kong
1997	Jacksonville, FL	Leased	2001	Cabo San Lucas, Mexico
1998	Louisville, KY	Leased	2005	Virginia Beach, VA
1998	Parsippany, NJ	Leased	2005	Baltimore, MD
1998	Northbrook, IL	Leased	2005	Atlantic City, NJ
1999	Coral Gables, FL	Leased	2005	Charlotte, NC
1999	Ponte Vedra, FL	Leased	2006	Ocean City, MD
1999	Winter Park, FL	Leased	2006	Destin, FL
2000	Sarasota, FL	Leased	2006	Huntsville, AL
2000	Del Mar, CA	Leased	2006	Edmonton, Canada
2000	Boca Raton, FL	Leased	2007	Charlotte, NC
2000	Wailea, HI	Leased	2007	Columbia, SC
2001	Orlando, FL	Leased	2007	Mishawaka, IN
2001	Greensboro, NC	Leased	2007	Tokyo, Japan
2002	Woodland Hills, CA	Leased	2007	Madison, WI
2002	Fairfax, VA	Leased	2007	Calgary, Canada
2003	Walnut Creek, CA	Leased	2007	Rogers, AR
2005	Roseville, CA	Leased	2007	Park City, UT
2005	Boston, MA	Leased	2008	Aruba
2005	Sacramento, CA	Leased	2008	Myrtle Beach, SC
2006	Bonita Springs, FL	Leased	2008	Wilmington, NC
2006	Pasadena, CA	Leased	2008	Wilkes-Barre, PA
2007	Lake Mary, FL*	Land Leased	2008	Raleigh, NC
2007	Anaheim, CA*	Land Leased	2008	Savannah, GA
2007	Biloxi, MS	Leased	2009	Greenville, SC

Company-Owned Ruth's Chris Restaurants			Franchisee-Owned Ruth's Chris Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
2007	Knoxville, TN	Leased	2009	St. Louis, MO
2007	Tyson's Corner, VA	Leased	2009	Durham, NC
2007	Waikiki, HI	Leased	2009	Kennesaw, GA
2007	West Palm Beach, FL	Leased	2010	Salt Lake City, UT
2008	Ft. Worth, TX	Leased	2011	Grand Rapids, MI
2008	New Orleans, LA	Leased	2011	Asheville, NC
2008	Princeton, NJ*	Land Leased	2012	Singapore
2008	Fresno, CA	Leased	2012	Niagara Falls, Canada
2008	South Barrington, IL*	Land Leased	2013	Las Vegas, NV
2011	Portland, OR	Leased	2013	San Juan, Puerto Rico
2012	Cincinnati, OH	Leased	2013	Chattanooga, TN
2013	Houston, TX	Leased	2013	Shanghai, China
2014	Denver, CO	Leased	2014	Alpharetta, GA
2014	Gaithersburg, MD	Leased	2014	Boise, ID
2014	Marina del Rey, CA	Leased	2014	Taipei, Taiwan
2015	St. Petersburg, FL	Leased	2015	Ann Arbor, MI
2016	Albuquerque, NM	Leased	2015	San Antonio, TX
2016	El Paso, TX	Leased	2016	Jakarta, Indonesia
2017	Waltham, MA	Leased	2016	Odenton, MD
2017	Denver, CO	Leased	2016	Greenville, SC
2018	Jersey City, NJ	Leased	2017	Chengdu, China
2018	Paramus, NJ	Leased	2017	Toronto, Canada
2019	Columbus, OH	Leased	2018	Ft. Wayne, IN
2019	Somerville, MA	Leased	2018	Markham, Canada
2020	Washington, D.C.	Leased	2019	Chongqing, China
2021	Short Hills, NJ	Leased	2020	Chesterfield, MO
2021	Lake Grove, NY	Leased	2021	Manila, Philippines
			2021	Changsha, China

			Ruth's Chris Restaurants Under Contractual Agreement
			Year Opened	Locations
			2012	Cherokee, NC
			2017	Tulsa, OK
			2018	Reno, NV

*	The Company owns the building and leases the land pursuant to a long-term ground lease.

Item 3.	LEGAL PROCEEDINGS

See Note 11 of the Notes to the consolidated financial statements for a summary of legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Select Market under the trading symbol “RUTH.” As of February 3, 2022, there were 91 holders of record of its common stock.

Common Stock Repurchase Program

During the fourth quarter of fiscal year 2019, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $60 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors.  During fiscal year 2020, as a result of the impacts to our business arising from the COVID-19 pandemic, the Company temporarily suspended its share repurchase program.  During the third quarter of fiscal year 2021 the Company resumed its share repurchase program. The Company conducts any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of its shares.  The program has no termination date.  As of December 26, 2021, $25.0 million remained available for further purchases under the new program.  The Company’s ability to make future stock purchases under the program is currently limited by our credit agreement.  The Company’s amended and restated credit agreement currently does not limit dividends and share repurchases if the Company’s Consolidated Leverage Ratio is less than 2.50:1.00 and holds a minimum liquidity of $25.0 million. As of December 26, 2021 our Consolidated Leverage Ratio was less than 2.50:1.00.

Stock repurchase activity during the fourth fiscal quarter ended December 26, 2021 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value that May Yet be Purchased under the Program – Amounts in thousands
September 27, 2021 to October 31, 2021	316,853	$19.50	$316,853	$31,546
November 1, 2021 to November 28, 2021	9,781	$18.03	9,781	$31,369
November 29, 2021 to December 26, 2021	368,779	$17.36	368,779	$24,966
Totals for the fiscal quarter	695,413	$18.35	695,413	$24,966

Unregistered Recent Sales of Securities

None.

Dividends

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, of this Annual Report on Form 10-K for information regarding dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for information regarding securities authorized for issuance under the Company’s equity compensation plans.

Performance Graph

The following table and graph show the cumulative total stockholder return on the Company’s Common Stock with the S&P 500 Stock Index, the S&P Small Cap 600 Index and the Dow Jones U.S. Restaurants & Bars Index, in each case assuming an initial investment of $100 on December 25, 2016 and full dividend reinvestment.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Ruths Hospitality Group, Inc., the S&P 500 Index,
the S&P Smallcap 600 Index and the Dow Jones US Restaurants & Bars Index

$300
$250
$200
$150
$100
$50
$0
12/25/16
12/31/17
12/30/18
12/29/19
12/27/20
12/26/21
Ruths Hospitality Group, Inc.
S&P 500
S&P Smallcap 600
Dow Jones US Restaurants & Bars

*$100 invested on 12/25/16 in stock or 12/31/16 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2022 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

CUMULATIVE TOTAL RETURN

Assuming an investment of $100 and reinvestment of dividends

	12/25/2016	12/31/2017	12/30/2018	12/29/2019	12/27/2020	12/26/2021
Ruth's Hospitality Group, Inc.	$100	$121	$127	$125	$101	$119
S&P 500	$100	$122	$116	$153	$181	$233
S&P Smallcap 600	$100	$113	$104	$127	$142	$180
Dow Jones US Restaurants & Bars	$100	$124	$135	$167	$198	$242

All amounts rounded to the nearest dollar.

**********

The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes to the consolidated financial statements. We report our financial results on a 52/53-week fiscal year, which ends on the last Sunday in December. Fiscal years 2021, 2020 and 2019 all had 52 weeks of operations.

Overview

Ruth’s Hospitality Group, Inc. develops and operates fine dining restaurants under the trade name Ruth’s Chris Steak House. As of December 26, 2021, there were 150 Ruth’s Chris Steak House restaurants, including 73 Company-owned restaurants, three restaurants operating under contractual agreements and 74 franchisee-owned restaurants, including 23 international franchisee-owned restaurants.

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

All Company-owned Ruth’s Chris Steak House restaurants are located in the United States. The franchisee-owned Ruth’s Chris Steak House restaurants include 23 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Philippines, Singapore and Taiwan.  In 2019, the Company opened two new Ruth’s Chris Steak House restaurants – one in Columbus, OH in October and one in Somerville, MA in November.  A franchisee opened a new restaurant in 2019 in Chongqing, China.  In 2020, the Company relocated one of its Ruth’s Chris Steak House restaurants in Washington, D.C. due to the expiration of a lease.   Franchisees did not open any new restaurants in 2020.  During fiscal year 2020 nine Company-owned Ruth’s Chris Steak House restaurants were permanently closed and one franchisee-owned Ruth’s Chris Steak House restaurant was permanently closed.  In 2021, the Company opened two new Ruth’s Chris Steak House restaurants – one in Short Hills, NJ in September and one in Lake Grove, NY in December.  The Company-owned Ruth’s Chris Steak House restaurant in Bellevue, WA closed in April 2021, and the  Bethesda, MD and Mauna Lani, HI locations closed in December 2021.  Franchisees opened two new Ruth’s Chris Steak Houses in fiscal year 2021 – one in Manila, Philippines in September and one in Changsha, China in November.

The Ruth’s Chris menu features a broad selection of high-quality USDA Prime and Choice grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling” and topped with butter—complemented by other traditional menu items inspired by our New Orleans heritage. The Ruth’s Chris restaurants reflect the 56-year commitment to the core values instilled by our founder, Ruth Fertel, of caring for our guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere.

Our Ruth’s Chris restaurants cater to special occasion diners and frequent customers, in addition to the business clientele traditionally served by upscale steakhouses, by providing a dining experience designed to appeal to a wide range of guests. We believe our focus on creating this broad appeal provides us with opportunities to expand into a wide range of markets, including many markets not traditionally served by upscale steakhouses. We offer USDA Prime and other high-quality steaks that are aged and prepared to exact company standards and cooked in 1,800-degree broilers. We also offer veal, lamb, poultry and seafood dishes and a broad selection of appetizers. We complement our distinctive food offerings with an award-winning wine list. During the fiscal year 2021, the average check was $89 per person at Company-owned Ruth’s Chris Restaurants.

Recap of Fiscal Year 2021 and Fiscal Year 2020 Operating Results

Operating income (loss) for fiscal year 2021 increased from fiscal year 2020 by $78.3 million to $49.7 million. Operating income for fiscal year 2021 was impacted favorably by a $141.3 million increase in restaurant sales, a reduction in loss on impairment of $14.7 million and increases in franchise income and other operating income, which were partially offset by increased food and beverage costs, restaurant operating expenses and marketing and advertising.  Increased restaurant sales were attributable to the reduction of COVID-19 pandemic effects on Company-owned restaurant sales.  After-tax net income from continuing operations during fiscal year 2021 increased from fiscal year 2020 by $67.6 million to $42.3 million.

Operating income (loss) for fiscal year 2020 decreased from fiscal year 2019 by $81.0 million to a loss of $28.5 million. Operating loss for fiscal year 2020 was impacted unfavorably by a $180.6 million decrease in restaurant sales, a loss on impairment of $16.5 million and decreases in franchise income and other operating income, which were partially offset by decreased food and beverage costs, restaurant operating expenses, marketing and advertising, and general and administrative expenses.  Lower restaurant sales were attributable to the COVID-19 pandemic effect on Company-owned restaurant sales.  After-tax net income (loss) from continuing operations during fiscal year 2020 decreased from fiscal year 2019 by $67.5 million to a loss of $25.3 million.

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

Marketing and Advertising. Marketing and advertising includes all media, production and related costs for both local restaurant advertising and national marketing. We measure the efficiency of our marketing and advertising expenditures by tracking these costs as a percentage of total revenues. We have historically spent approximately 2.5% to 4.0% of total revenues on marketing and advertising.  It is anticipated that spending in this area will increase throughout fiscal year 2022 as the economy improves.

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

Gain (Loss) on Lease Modifications.  Gain (Loss) on lease modifications consist of gains and losses related to changes in the scope of a lease or the consideration for a lease that was not included in the original terms of the lease.  Costs incurred related to the exit of a signed lease are also included.

Loss on Impairments.  Loss on impairments consist of charges recognized by which the carrying amount of an asset exceeds its fair value (net realizable value for inventory).  Impairment charges were taken on fixed assets, inventory, liquor licenses and operating lease right-of-use assets.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of total revenues, unless otherwise marked as a percentage of restaurant sales, for the periods indicated. Please refer to the Consolidated Statement of Operations for additional information regarding the Company’s results of operations.  Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Fiscal Year
	2021	2020	2019
Revenues:
Restaurant sales	93.7%	93.9%	94.3%
Franchise income	4.3%	4.2%	3.8%
Other operating income	2.0%	1.9%	1.9%
Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	32.0%	29.1%	28.9%
Restaurant operating expenses (percentage of restaurant sales)	44.7%	57.7%	48.6%
Marketing and advertising	3.1%	2.5%	3.3%
General and administrative costs	7.6%	12.0%	7.4%
Depreciation and amortization expenses	4.8%	7.9%	4.6%
Pre-opening costs	0.4%	0.6%	0.4%
Loss (gain) on lease modifications	0.2%	(0.1%)	—
Loss on impairment	0.4%	6.0%	—
Total costs and expenses	88.4%	110.3%	88.8%
Operating income (loss)	11.6%	(10.3%)	11.2%

Other income (expense):
Interest expense, net	(0.8%)	(1.7%)	(0.5%)
Other	0.0%	0.0%	0.0%
Income (loss) from continuing operations before income tax expense	10.8%	(12.0%)	10.7%
Income tax expense (benefit)	0.9%	(2.9%)	1.7%
Net income	9.9%	(9.1%)	9.0%

Fiscal Year 2021 Compared to Fiscal Year 2020

Restaurant Sales. Restaurant sales increased $141.3 million, or 54.2%, to $402.0 million during fiscal year 2021 from fiscal year 2020. Comparable Company-owned restaurant sales increased 58.6%, which consisted of an average check increase of 13.1%, and a 40.2% increase in traffic counts as local restrictions and market conditions improved relating to the COVID-19 pandemic during fiscal year 2021.

Franchise Income. Franchise income increased $6.8 million, or 57.9%, to $18.5 million during fiscal year 2021 from fiscal year 2020. The increase is primarily attributable to an increase in sales-based royalty income from a sales increase as local restrictions and market conditions improved relating to the COVID-19 pandemic during fiscal year 2021.

Other Operating Income. Other operating income increased $3.3 million, or 63.4%, to $8.6 million during fiscal year 2021 from fiscal year 2020. Other operating income includes our share of income from managed restaurants, gift card breakage revenue and miscellaneous restaurant income. The change in other operating income was primarily due to an increase of $1.5 million in income from restaurants operating under contractual agreements and $891 thousand in breakage revenue.

Food and Beverage Costs. Food and beverage costs increased $52.6 million, or 69.4%, to $128.5 million during fiscal year 2021 from fiscal year 2020. Food and beverage costs, as a percentage of restaurant sales, increased 29 basis points to 32.0% compared to fiscal year 2020 largely due to an increase of 36.5% in total beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $29.3 million, or 19.4%, to $179.7 million during fiscal year 2021 from fiscal year 2020. Restaurant operating expenses, as a percentage of restaurant sales, decreased 13.0% to 44.7% compared to fiscal year 2020 primarily due to labor efficiencies and the impact of fixed costs on higher restaurant sales in 2021.

Marketing and Advertising. Marketing and advertising expenses increased $6.6 million, or 96.3% to $13.5 million during fiscal year 2021 from fiscal year 2020. Marketing and advertising, as a percentage of total revenue, increased 60 basis points to 3.1% compared to fiscal year 2020. The increase in marketing and advertising expenses during fiscal year 2021 was attributable to $4.7 million related to digital and data transformation and increasing expenses as the Company resumes its marketing programs that were suspended as a result of its response to the COVID-19 pandemic.

General and Administrative. General and administrative expenses decreased $717 thousand or 2.2% to $32.5 million during fiscal year 2021 from fiscal year 2020.  The decrease in general and administrative costs was primarily attributable to a reduction in compensation related costs in fiscal year 2021.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $1.5 million to $20.5 million during fiscal year 2021, primarily due to reduced depreciation expenses from the permanent closure of nine Ruth’s Chris Steak House locations in fiscal year 2020.

Pre-opening Costs. Pre-opening costs of $1.9 million during fiscal year 2021 were primarily due to the planned openings of two Ruth’s Chris Steak House restaurants in Short Hills, NJ and Lake Grove, NY totaling $1.3 million.  The remaining $632 thousand of pre-opening expenses related to pre-opening rent expense on locations where the Company took possession of the property from the landlord.  Pre-opening costs of $1.6 million in fiscal year 2020 primarily related to pre-opening rent expense on locations where the Company took possession of the property from the landlord.

Losses (Gains) on Lease Modifications. Losses on lease modifications was $1.1 million in fiscal year 2021.  The Company had $206 thousand in gains on lease modifications during fiscal year 2020.  Gains and losses on lease modifications consist of gains and losses related to changes in the scope of a lease or the consideration for a lease that was not included in the original terms of the lease.  Costs incurred related to the exit of a signed lease are also included.  The losses on lease modifications during fiscal year 2021 were attributable to the termination of a lease in response to the COVID-19 pandemic.  The gains on lease modifications during fiscal year 2020 were attributable to the changes of lease terms in response to the COVID-19 pandemic.

Loss on Impairment. Loss on impairment decreased $14.7 million or 88.8% to $1.9 million in fiscal year 2021.  Loss on impairments consist of charges recognized by which the carrying amount of an asset exceeds its fair value (net realizable value for inventory).  Impairment charges were taken on fixed assets, inventory, liquor licenses and lease right-of-use assets triggered by the adverse economic impact of COVID-19.

Interest Expense. Interest expense decreased $1.2 million or 25.7% to $3.5 million during fiscal year 2021 from fiscal year 2020. The decrease in expense was primarily due to lower average debt balances and average interest rates during fiscal year 2021 compared to fiscal year 2020.

Other Income. During fiscal year 2021 we recognized $102 thousand of other income.  During fiscal year 2020 we recognized $26 thousand of other expense.

Income Tax Expense (Benefit). The effective income tax rates for fiscal years 2021 and 2020 for continuing operations were 8.8% and 23.8%, respectively. The effective tax rate for fiscal year 2021 represents an income tax expense of $4.1 million, whereas the effective tax rate for fiscal year 2019 represents income tax benefit of $7.9 million. The significant change was driven primarily by the Company’s generation of pre-tax income from continuing operations in fiscal year 2021 partially offset by the generation of a $40.0 million federal tax NOL that the Company plans to carryback to tax years 2015 and 2016, compared with the generation of pre-tax losses in fiscal year 2020.

Net Income (Loss). Net income was $42.3 million during fiscal year 2021 compared to a $25.3 million net loss during fiscal year 2020 due to the factors noted above.

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

Our business is also subject to seasonal fluctuations. Historically, the percentages of our annual total revenues during the first and fourth fiscal quarters have generally been higher due, in part, to the year-end holiday season and the popularity of dining out in the fall and winter months. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable restaurant sales for any particular period may decrease. The evolving impact of the COVID-19 pandemic may affect the seasonality of our business.

Liquidity and Capital Resources

Overview

Our principal sources of cash during fiscal year 2021 was net cash provided by operating activities. Our principal uses of cash during fiscal year 2021 were for principal repayments under our senior credit facility, capital expenditures and common stock repurchases.

In October 2019, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $60 million of outstanding common stock from time to time.  During fiscal year 2020, as a result of the impacts to our business arising from the COVID-19 pandemic, the Company suspended its share repurchase program.  During the third quarter of fiscal year 2021 the Company resumed its share repurchase program and repurchased 887,515 shares at an aggregate cost of $16.6 million or an average cost of $18.69 per share, under a Rule 10b5-1 plan. All repurchased shares were retired and cancelled. As of December 26, 2021, $25.0 million remained available for future purchases under the share repurchase program.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. In the first quarter of fiscal year 2020, we paid a cash dividend of $0.15 per share, or $4.4 million in the aggregate.  As a result of the impacts to our business arising from the COVID-19 pandemic, the Company suspended its share repurchase program and dividend payments beginning in the second fiscal quarter of 2020.  The Company’s amended and restated credit agreement currently does not limit the payment of dividends and share repurchases if our Consolidated Leverage Ratio (as defined in the revolving credit facility) as of the end of the immediately preceding fiscal quarter is less than 2.50:1.00 and holds a minimum liquidity of $25.0 million.  On January 6, 2022, we announced that our Board of Directors declared a quarterly cash dividend of $0.12 per share, or $4.1 million in the aggregate, to be paid on February 17, 2022 to common and restricted stockholders of record as of the close of business on February 3, 2022.  Future dividends will be subject to the approval of our Board of Directors.

We believe that our current cash position, $92.1 million as of December 26, 2021, coupled with our anticipated cash flow from operations should provide us with adequate liquidity for the next twelve months and, when combined with our anticipated access to additional capital, should provide us with adequate liquidity for the foreseeable future.

Senior Credit Facility

As of December 26, 2021, we had $70.0 million of outstanding indebtedness under our senior credit facility with approximately $65.3 million of borrowings available, net of outstanding letters of credit of approximately $4.7 million. As of December 26, 2021, the weighted average interest rate on our outstanding debt was 1.9% and the weighted average interest rate on our outstanding letters of credit was 1.9%.  In addition, the commitment fee on the daily unused average portion of our senior credit facility was 0.3%.

During the fourth fiscal quarter of 2021, the Company entered into an amended and restated credit agreement, which amends and restates its prior credit agreement with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (as amended and restated, the “Credit Agreement”).  The Credit Agreement provides for a revolving credit facility of $140.0 million with a $10.0 million sub-facility of letters of credit and a $5.0 million sub-facility for swingline loans. Subject to the satisfaction of certain conditions and lender consent, the revolving credit facility may be increased up to a maximum of $200.0 million. The Credit Agreement has a maturity date of October 18, 2026.

The Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants, as described below, requiring a minimum fixed coverage charge ratio as defined in the Credit Agreement (“Fixed Charge Coverage Ratio”) limiting the Company’s actual leverage ratio as defined in the Credit Agreement (“Maximum Consolidated Leverage Ratio”). The Credit Agreement restored the Fixed Charge Coverage Ratio to a ratio equal to or greater than 1.25:1.00 and restored the Maximum Consolidated Leverage Ratio to a ratio no greater than 3.00:1.00. Under the Credit Agreement, dividends and share repurchases are not limited if the Company’s Consolidated Leverage Ratio is less than 2.50:1.00 and holds a minimum liquidity of $25.0 million. As of December 26, 2021 our Consolidated Leverage Ratio was less than 2.50:1.00. The Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company. If any event of default occurs and is not cured within the applicable grace period or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments and the lenders’ commitments may be terminated. The obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries and are secured by a lien on substantially all of the Company’s personal property assets other than any equity interest in current and future subsidiaries of the Company.

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

The applicable margin and the fee for the unused commitment is based on the Company’s Maximum Consolidated Leverage Ratio, ranging (a) from 1.50% to 2.25% above the applicable LIBOR rate or (b) 0.50% to 1.25% above the applicable Base Rate.  The Credit Agreement also includes a mechanism for an alternate rate to LIBOR, which is the highest of (a) the prime rate or (b) the federal funds rate plus 0.50%.

Capital Expenditures and Acquisition of Restaurants

Capital expenditures in fiscal year 2021, which aggregated $19.7 million, pertained primarily to $9.0 million for new restaurants, $8.4 million for technology and $2.3 million for restaurant remodel and capital replacement projects.  Capital expenditures in fiscal year 2020, which aggregated $10.6 million, pertained primarily to $6.7 million for new restaurants and $3.3 million for restaurant remodel and capital replacement projects.  Capital expenditures in fiscal year 2019, which aggregated $50.3 million, pertained primarily to $14.4 million for restaurant remodel projects and capital replacement projects; $11.0 million for new restaurants and $18.6 million related to the acquisition of the MBR Franchise Acquisition from the owner franchisee. We anticipate capital expenditures in fiscal year 2022 will be approximately $53.0 to $58.0 million. We currently expect to open five more Company-owned restaurants at leased locations in fiscal year 2022.

Cash Flows

The following table summarizes our primary sources and uses of cash (in thousands):

	Fiscal Year
	2021	2020	2019
Net cash provided by (used in):
Operating activities	$81,391	$20,085	$72,910
Investing activities	(19,651)	(10,620)	(50,281)
Financing activities	(65,009)	80,370	(22,124)
Net increase (decrease) in cash and cash equivalents	$(3,269)	$89,835	$505

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

Investing Activities. Investing activities in fiscal years 2021 and 2020 primarily related to capital expenditure projects.  Fiscal year 2019 investing activities pertained primarily to both the acquisition of franchisee owned restaurants and capital expenditure projects.

Financing Activities. Financing activities provided cash in fiscal year 2020 and used cash in fiscal years 2021 and 2019.  During fiscal year 2021 we:  reduced debt by $45.0 million; repurchased common stock of $16.6 million; paid $2.8 million in employee taxes in connection with the vesting of restricted stock; and paid $612 thousand in deferred financing costs.  We paid $2.8 million in taxes in connection with the vesting of restricted stock and the exercise of stock options because some recipients elected to satisfy their individual tax withholding obligations by having us withhold a number of vested shares of restricted stock and/or a number of shares otherwise issuable pursuant to stock options.  During fiscal year 2020 we:  issued common stock for $49.6 million; increased the debt outstanding under our senior credit facility by $51.0 million; repurchased common stock of $13.2 million; paid dividends of $4.4 million; paid $1.6 million in employee taxes in connection with the vesting of restricted stock; and paid $962 thousand in deferred financing costs.  During fiscal year 2019 we:  repurchased common stock of $25.8 million; increased the debt outstanding under our senior credit facility by $23.0 million; paid dividends of $15.6 million; and paid $3.7 million in employee taxes in connection with the vesting of restricted stock and the exercise of stock options.

Contractual Obligations

The following table summarizes our contractual obligations as of December 26, 2021:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
	(in millions)
Long-term debt obligations	$78.3	$1.7	$3.3	$73.3	$—
Operating lease obligations	296.5	27.2	48.0	43.7	177.6
Total	$374.8	$28.9	$51.3	$117.0	$177.6

Long-term debt obligations include principal maturities and expected interest payments. Expected interest payments were estimated using the interest and fee rates under our senior credit facility as of December 26, 2021. Operating lease obligations do not include contingent rent, common area maintenance, property taxes and other pass through charges from our landlords. The above table does not include recorded liabilities to vendors or employees nor does it include routine purchase commitments shorter than twelve months in duration for food and supplies.

Pursuant to the terms of the purchase agreement, upon closing of the sale of the Mitchell’s Restaurants in January 2015, Landry’s assumed the lease obligations of the Mitchell’s Restaurants.  However, the Company has guaranteed Landry’s lease obligations aggregating $21.2 million under four of the leases. Separate from the purchase agreement, Landry’s has agreed to indemnify the Company in the event of a default under any of the leases. The above table does not include potential lease obligations for the Mitchell’s Restaurants.

Off-Balance Sheet Arrangements

As of December 26, 2021, we do not have any off-balance sheet arrangements.

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

Impairment of Long-Lived Assets

We review property and equipment (which includes leasehold improvements), purchased intangibles subject to amortization, and operating lease right-of-use (ROU) assets for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of permanent impairment. In determining future cash flows, we make significant estimates with respect to future operating results of each restaurant over the expected remaining life of the primary asset in the restaurant. If assets are determined to be impaired, the loss on impairment is measured by calculating the amount by which the asset-carrying amount exceeds its fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record additional losses on impairment on these assets. During fiscal year 2021, the Company recognized $1.9 million in impairment loss due to the decline in the estimated fair value of the long-lived assets, including property, plant and equipment, inventory, and lease right-of-use assets at two closed locations.

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

Generally, costs for exit or disposal activities, including restaurant closures, are expensed as incurred. The costs include the cost of disposing of the assets as well as other facility-related expenses from previously closed restaurants. For restaurants operated under operating leases, on the date we commit to a plan to abandon the related ROU asset, we evaluate the ROU asset for potential impairment and determine the go-forward accounting based on requirements in Topic 842.

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

Prior to the MBR Franchise Acquisition, the most significant acquisitions were completed in 1996, 1999, 2006, 2007 and 2017. Goodwill is not subject to amortization and franchise rights acquired prior to 2008 are also not subject to amortization. Such assets must be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The annual testing date for determining whether goodwill and other intangible assets are impaired is the last day of the Company’s 48th fiscal week, which in fiscal year 2021 was November 28, 2021.  A variety of inherently uncertain estimates, judgments and projections are used in both assessing whether there has been an indicator that an impairment of an intangible asset may have occurred.  We performed our annual impairment test of our goodwill and franchise rights using a qualitative assessment.  In using the qualitative approach, we evaluated factors, including but not limited to, recent financial performance; forecasts for future cash flows; our stock price and market capitalization; recent impairment tests; legal factors; the business climate; and the competitive environment.  If we determine that it is more likely than not that an intangible asset may be impaired, we are required to estimate its fair value. Because similar intangible assets are not bought and sold regularly in public markets, estimates of fair value of our intangible assets are inherently uncertain.

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

Recent Accounting Pronouncements

In December 2019 the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  This update was effective for the Company in the first quarter of fiscal year 2021.  This update simplifies the accounting for interim period tax law changes and loss limitations, ownership changes in equity investments, intraperiod tax allocations and the step-up of tax basis in goodwill that is not acquired during a business combination.  The adoption of ASU 2019-12 did not have a significant impact on the Company’s ongoing financial reporting.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 26, 2021, the Company had $70.0 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical 100 basis point change in interest rates as of December 26, 2021 would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2022 of approximately $700 thousand.

Effects of Healthcare Inflation

The Company is exposed to market price fluctuations related to the cost of providing healthcare to its employees.  Claim trends are predicted to outpace inflation throughout the upcoming year.  Pharmacy costs are also rising in excess of general and medical cost inflation.  If prices increase, or the Company experiences significantly more claims, operating margins could be materially adversely affected.  Holding other variables constant, a hypothetical 10% fluctuation in healthcare costs would have an approximate impact on pre-tax earnings of approximately $1.0 million for the 2022 fiscal year.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations. Franchise fee revenue from international locations aggregated $2.3 million in fiscal year 2021, $1.9 million in fiscal year 2020 and $2.9 million in fiscal year 2019.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. While the Company regularly reviews its prices, the timing of such reviews may not align with the changes to its beef and other food product purchases, which will result in the Company not being able to pass the increased costs on to its guests as quickly as it incurs the higher costs.  To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. The Company experienced 37% inflation in beef prices in fiscal year 2021 compared to fiscal year 2020.  During the third quarter of fiscal year 2021 we negotiated set pricing on approximately 10% of our beef supply from mid-September 2021 through mid-March 2022.  Subsequent to the end of the fiscal year the Company negotiated a new forward pricing agreement for approximately 10% of beef volume through mid-August 2022.  The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margins could be materially adversely affected. Holding other variables constant, a hypothetical 10% change, including market price fluctuations and general inflation, in beef prices would have an approximate impact on pre-tax earnings ranging from $6.0 million to $7.0 million for fiscal year 2022.

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

Effects of Inflation

Components of the Company’s operations subject to inflation include food, beverage, lease and labor costs. The Company’s leases require it to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. The Company believes that general inflation, excluding increases in food, labor and employee health plan costs, has not had a material impact on its results of operations in recent years but could have a material effect in the future.  Routinely, governmental entities acted to increase minimum wage rates in jurisdictions where Company-owned restaurants are located, which increases our operating costs.  Also, the U.S. government may act to further increase the federal minimum wage rate and/or decrease or eliminate the tip credit which could further increase employee compensation costs and related taxes in 2022 if adopted.  The increased minimum wage rates are not expected to materially increase employee compensation and related taxes in fiscal year 2022 compared to fiscal year 2021.  If prices increase operating margins could be materially adversely affected.  Holding other variables constant, a hypothetical 10% increase in other operating costs would have an approximately impact on pre-tax earnings ranging from $4.0 million to $5.0 million for fiscal year 2022.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 26, 2021. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 26, 2021 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2021. In making this assessment, management applied the criteria based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of the Company’s internal control over financial reporting. Based upon this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 26, 2021.

KPMG LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements included herein and issued an audit report on the Company’s internal control over financial reporting as of December 26, 2021, which follows.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 26, 2021, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Ruth’s Hospitality Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Ruth’s Hospitality Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 26, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 26, 2021 and December 27, 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 26, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Orlando, Florida

February 24, 2022

Item 9B.	OTHER INFORMATION

None.

Item 9C.       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

We have adopted a Code of Conduct and Business Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer.  The text of our Code of Conduct and Business Ethics is posted on our website:  www.rhgi.com.  We intend to disclose future amendments to, or waivers from, certain provisions of the Code of Conduct and Business Ethics on our website within four business days following the date of such amendment or waiver.  Stockholders may request a free copy of the Code of Conduct and Business Ethics from:  Ruth’s Hospitality Group, Inc., Attention:  Corporate Secretary, 1030 West Canton Avenue, Suite 100, Winter Park, Florida 32789.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is incorporated by reference to the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Information as of December 26, 2021 concerning compensation plans under which our equity securities are authorized for issuance was as follows:

			Number of Securities
			Remaining Available for
			Future Issuance Under an
	Number of Securities to	Weighted-Average	Equity Compensation Plan
	be Issued Upon Exercise	Exercise Price of	(Excluding Securities
Plan Category	of Outstanding Awards	Outstanding Awards	Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
Amended and Restated 2005 Long-Term Equity Incentive Plan	40,920	N/A	—
2018 Omnibus Incentive Plan	701,110	N/A	2,015,022

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

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3.1.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Ruth’s Hospitality Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 27, 2016).

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

10.18*

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

10.20*	Form of Addendum to Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 30, 2020).

10.21*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement, effective as of November 9, 2020, by and between Ruth’s Hospitality Group, Inc. and Kristy Chipman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 12, 2020).

Exhibit	Description

10.22*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated March 1, 2021, between the Company and Marcy Norwood Lynch (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 7, 2021).

10.23*

Terms of Employment/Letter of Understanding and Salary Continuation Agreement dated March 1, 2021, between the Company and David Hyatt (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 7, 2021).

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

February 24, 2022

RUTH’S HOSPITALITY GROUP, INC.

By:	/s/ CHERYL J. HENRY
Cheryl J. Henry Chairperson of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Dates

/s/ CHERYL J. HENRY	Chairperson of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022
Cheryl J. Henry

/s/ KRISTY CHIPMAN	Executive Vice President, Chief Financial Officer, Principal Accounting Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	February 24, 2022
Kristy Chipman

/s/ ROBIN P. SELATI	Lead Director	February 24, 2022
Robin P. Selati

/s/ GIANNELLA ALVAREZ	Director	February 24, 2022
Giannella Alvarez

/s/ MARY BAGLIVO	Director	February 24, 2022
Mary Baglivo

/s/ CARLA R. COOPER	Director	February 24, 2022
Carla R. Cooper

/s/ STEPHEN M. KING	Director	February 24, 2022
Stephen M. King

/s/ MICHAEL P. O’DONNELL	Director	February 24, 2022
Michael P. O’Donnell

/s/ MARIE L. PERRY	Director	February 24, 2022
Marie L. Perry

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Ruth’s Hospitality Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ruth’s Hospitality Group, Inc. and subsidiaries (the Company) as of December 26, 2021 and December 27, 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 26, 2021, and the related notes (collectively, the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2021 and December 27, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 26, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 26, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that:  (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the gift card breakage rate

As discussed in Notes 2(l) and 5 to the consolidated financial statements, the Company’s liability for gift cards sold but not yet redeemed as of December 26, 2021 was $68.7 million.  The liability represents the full value of all gift cards sold less the amount the Company has recognized as income for gift cards that are not expected to be redeemed.  The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage.  Gift card breakage is estimated based on historical breakage rates, including breakage rates during previous economic recessions, while considering any changes in redemption patterns as a result of the current economic environment.

We identified the evaluation of the gift card breakage rate as a critical audit matter.  Testing the gift card breakage rate involved a high degree of subjectivity, because future gift card usage may be different than historical experience and is subject to inherent uncertainty.

The following are the primary procedures we performed to address this critical audit matter.  We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter.  This included controls related to the Company’s gift card process including the gift card issuance and redemption data used to develop the breakage rate.  We assessed the Company’s estimated breakage rate, including the underlying gift card issuance and redemption data.  We compared an independent acceptable range to the amount recorded by the Company.  We compared the historically estimated breakage, including breakage during previous economic recessions and recoveries, against actual breakage to assess the Company’s ability to accurately forecast gift card breakage.  We analyzed redemptions as a percentage of sales to identify any changes in redemption patterns as a result of the current economic environment.

/s/    KPMG LLP

We have served as the Company’s auditor since 1994.

Orlando, Florida

February 24, 2022

RUTH'S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 26,	December 27,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$92,133	$95,402
Accounts receivable, less allowance for doubtful accounts 2021 - $106; 2020 - $322	41,588	24,309
Inventory	8,554	6,930
Prepaid expenses and other	3,919	3,653
Total current assets	146,194	130,294
Property and equipment, net of accumulated depreciation 2021 - $195,853; 2020 - $177,277	121,706	119,887
Operating lease right of use assets	173,754	188,386
Goodwill	45,549	45,549
Franchise rights, net of accumulated amortization 2021 - $8,779; 2020 - $6,534	42,239	44,484
Other intangibles, net of accumulated amortization 2021 - $1,698; 2020 - $1,569	4,990	4,114
Deferred income taxes	—	8,616
Other assets	1,547	1,344
Total assets	$535,979	$542,674

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$11,685	$4,101
Accrued payroll	17,097	15,344
Accrued expenses	12,924	6,449
Deferred revenue	69,029	59,030
Current operating lease liabilities	17,006	20,854
Other current liabilities	7,674	2,543
Total current liabilities	135,415	108,321
Long-term debt	70,000	115,000
Operating lease liabilities	192,666	209,654
Unearned franchise fees	2,219	2,186
Deferred income taxes	399
Other liabilities	69	69
Total liabilities	400,768	435,230
Commitments and contingencies (Note 11)	—	—
Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 33,575,337 shares issued and outstanding at December 26, 2021, 34,256,921 shares issued and outstanding at December 27, 2020	336	343
Additional paid-in capital	68,923	83,424
Retained earnings	65,952	23,677
Treasury stock, at cost; 71,950 shares at December 26, 2021 and December 27, 2020	—	—
Total shareholders' equity	135,211	107,444
Total liabilities and shareholders' equity	$535,979	$542,674

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollar amounts in thousands, except share and per share data)

	Fiscal Year Ended
	December 26,	December 27,	December 29,
	2021	2020	2019
Revenues:
Restaurant sales	$402,015	$260,763	$441,361
Franchise income	18,533	11,737	17,879
Other operating income	8,575	5,248	8,786
Total revenues	429,123	277,748	468,026

Costs and expenses:
Food and beverage costs	128,450	75,831	127,597
Restaurant operating expenses	179,671	150,420	214,715
Marketing and advertising	13,464	6,859	15,432
General and administrative costs	32,531	33,248	34,643
Depreciation and amortization expenses	20,487	21,964	21,354
Pre-opening costs	1,894	1,633	1,824
Loss (gain) on lease modifications	1,058	(206)	—
Loss on impairment	1,854	16,548	—
Total costs and expenses	379,409	306,297	415,565
Operating income (loss)	49,714	(28,549)	52,461
Other income (expense):
Interest expense, net	(3,478)	(4,681)	(2,197)
Other	102	26	115
Income (loss) from continuing operations before income tax expense	46,338	(33,204)	50,379
Income tax expense (benefit)	4,063	(7,910)	8,173
Net income (loss)	$42,275	(25,294)	$42,206

Basic earnings (loss) per common share	$1.23	$(0.80)	$1.46

Diluted earnings (loss) per common share	$1.23	$(0.80)	$1.44

Shares used in computing earnings (loss) per common share:
Basic	34,255,966	31,683,920	28,998,382
Diluted	34,468,198	31,683,920	29,376,980

Cash dividends declared per common share	$—	$0.15	$0.52

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(Amounts in thousands)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders'
	Shares	Value	Capital	Earnings	Shares	Value	Equity
Balance at December 30, 2018	29,269	$293	$61,819	$28,020	72	$—	$90,132
Net income	—	—	—	42,206	—	—	42,206
Cash dividends	—	—	—	(15,566)	—	—	(15,566)
Repurchase of common stock	(1,149)	(12)	(25,806)	—	—	—	(25,818)
Shares issued under stock compensation plan net of shares withheld for tax effects	299	3	(3,707)	—	—	—	(3,704)
Stock-based compensation	—	—	8,157	—	—	—	8,157
Cumulative effect of a change in accounting principle (Note 4)	—	—	—	(1,261)	—	—	(1,261)
Balance at December 29, 2019	28,419	284	40,462	53,399	72	—	94,145
Net loss	—	—	—	(25,294)	—	—	(25,294)
Stock issuance	6,455	65	49,493	—	—	—	49,558
Cash dividends	—	—	—	(4,428)	—	—	(4,428)
Repurchase of common stock	(902)	(9)	(13,217)	—	—	—	(13,226)
Shares issued under stock compensation plan net of shares withheld for tax effects	285	3	(1,576)	—	—	—	(1,573)
Stock-based compensation	—	—	8,261	—	—	—	8,261
Balance at December 27, 2020	34,257	343	83,424	23,677	72	—	107,444
Net income	—	—	—	42,275	—	—	42,275
Repurchase of common stock	(888)	(9)	(16,577)	—	—	—	(16,586)
Shares issued under stock compensation plan net of shares withheld for tax effects	205	2	(2,813)	—	—	—	(2,811)
Stock-based compensation	—	—	4,888	—	—	—	4,888
Balance at December 26, 2021	33,575	$336	$68,923	$65,952	72	$—	$135,211

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Fiscal Year Ended
	December 26,	December 27,	December 29,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$42,275	$(25,294)	$42,206
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,487	21,964	21,354
Deferred income taxes	9,015	(3,688)	837
Non-cash interest expense	386	346	86
Loss on impairment	1,854	16,548	—
Stock-based compensation expense	4,888	8,261	8,157
Changes in operating assets and liabilities:
Accounts receivable	(18,471)	1,939	343
Inventories	(1,713)	1,983	(52)
Prepaid expenses and other	(265)	(603)	(417)
Other assets	22	(25)	(150)
Accounts payable and accrued expenses	15,076	(13,340)	(2,624)
Deferred revenue	9,999	6,174	3,761
Operating lease liabilities and assets	(5,782)	5,530	608
Other liabilities	3,620	290	(1,199)
Net cash provided by operating activities	81,391	20,085	72,910
Cash flows from investing activities:
Acquisition of property and equipment	(19,651)	(10,620)	(31,668)
Acquisition of franchise restaurant, net of cash acquired	—	—	(18,613)
Net cash used in investing activities	(19,651)	(10,620)	(50,281)
Cash flows from financing activities:
Principal borrowings on long-term debt	—	85,000	54,000
Principal repayments on long-term debt	(45,000)	(34,000)	(31,000)
Principal borrowings from the CARES Act loan	—	20,000	—
Principal repayments on the CARES Act loan	—	(20,000)	—
Repurchase of common stock	(16,586)	(13,226)	(25,818)
Net proceeds from the sale of common stock	—	49,558	—
Cash dividend payments	—	(4,428)	(15,566)
Tax payments from the vesting of restricted stock and option exercises	(2,811)	(1,573)	(3,720)
Proceeds from the exercise of stock options	—	—	16
Deferred financing costs	(612)	(961)	(36)
Net cash provided by (used in) financing activities	(65,009)	80,370	(22,124)
Net increase (decrease) in cash and cash equivalents	(3,269)	89,835	505
Cash and cash equivalents at beginning of year	95,402	5,567	5,062
Cash and cash equivalents at end of year	$92,133	$95,402	$5,567
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest, net of capitalized interest	$3,199	$4,299	$1,988
Income taxes	$3,064	$(1,428)	$8,265
Noncash investing and financing activities:
Accrued acquisition of property and equipment	$2,263	$72	$4,374

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

As of December 26, 2021, there were 150 Ruth’s Chris Steak House restaurants, of which 73 were Company-owned, 74 were franchisee-owned, and three locations were operating under contractual agreements. All Company-owned restaurants are located in the United States. The franchisee-owned restaurants include 23 international restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Philippines, Singapore and Taiwan.  Two Company-owned Ruth’s Chris Steak House restaurant opened during 2021, in Short Hills, NJ and Lake Grove, NY and three Company-owned Ruth’s Chris Steak House locations were closed in Bellevue, WA, Bethesda, MD and Mauna Lani, HI.  Franchisees opened two Ruth’s Chris Steak House locations in Manila, Philippines and Changsha, China.

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

The following table summarizes the changes in the number of Company-owned Ruth’s Chris Steak House restaurants and franchisee-owned restaurants during the thirteen and fifty-two weeks ended December 26, 2021.

	13 Weeks Ending				52 Weeks Ending
	December 26, 2021				December 26, 2021
Ruth's Chris Steak House	Company	Franchised	Managed	Total	Company	Franchised	Managed	Total
Beginning of period	73	73	3	149	74	72	3	149
Acquired	0	0	0	0	0	0	0	0
Sold	0	0	0	0	0	0	0	0
New	2	1	0	3	2	2	0	4
Closed	2	0	0	2	3	0	0	3
End of period	73	74	3	150	73	74	3	150
% of total	49%	49%	2%	100%	49%	49%	2%	100%

COVID-19 Impact

In March 2020 the World Health Organization declared the novel coronavirus 2019 (COVID-19) a pandemic and the United States declared it a National Public Health Emergency, which has resulted in a significant reduction in revenue at the Company’s restaurants due to mandatory restaurant closures, capacity limitations, social distancing guidelines or other restrictions mandated by governments across the world, including federal, state and local governments in the United States.  As a result of these developments, the Company experienced a significant negative impact on its revenues, results of operations and cash flows compared to periods prior to the onset of the pandemic. As of December 26, 2021, all of the Company-owned and -managed restaurants were open. This continues to be an unprecedented event in the Company’s history, and as the COVID-19 pandemic continues to evolve, it remains uncertain how the conditions surrounding COVID-19 will continue to change. The Company could experience macroeconomic impacts arising from the long duration of the COVID-19 pandemic, including labor shortages and supply chain disruptions. The extent to which COVID-19 will continue to impact the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the unknown duration and severity of the COVID-19 pandemic, which may be impacted by variants of the COVID-19 virus and the adoption rate of the COVID-19 vaccines and boosters in the jurisdictions in which the Company operates, the actions taken to contain the impact of COVID-19, and further actions that may be taken to limit the resulting economic impact.

Following increases in the number of cases of COVID-19 throughout the United States and a spike in COVID-19 cases as a result of the Omicron variant, some of our restaurants are subject to COVID-19-related restrictions such as mask and/ or vaccine requirements for team members, guests or both.  We continue to monitor state, local, and federal government regulatory and public health responses to the COVID-19 pandemic.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The Company utilizes a 52- or 53-week reporting period ending on the last Sunday of December. The periods ended December 26, 2021 (fiscal year 2021), December 27, 2020 (fiscal year 2020) and December 29, 2019 (fiscal year 2019) each had a 52-week reporting period.  The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

(b) Recent Accounting Pronouncements

In December 2019 the FASB issued ASU 2019-12, Income Taxes (Topic 740).  This update modifies Topic 740 to simplify the accounting for income taxes.  This update was effective for the Company in the first quarter of fiscal year 2021.  The adoption of ASU 2019-12 did not have a significant impact on the Company’s ongoing financial reporting.

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

(e) Accounts Receivable

Accounts receivable consists primarily of bank credit cards receivable, income tax receivable, landlord contributions, franchise royalty payments receivable, receivables from gift card sales, banquet billings receivable and other miscellaneous receivables.

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

(i) Goodwill and Franchise Rights

Goodwill and intangible assets acquired in a business combination that are determined to have an indefinite useful life are not amortized, but reviewed for impairment at least annually in accordance with the provisions of FASB Accounting Standards Committee (ASC) Topic 350, Intangibles-Goodwill and Other. The annual testing date for determining whether goodwill and other intangible assets are impaired is the last day of the Company’s 48th fiscal week, which in fiscal year 2021 was November 28, 2021.  Goodwill is reviewed annually for impairment on a reporting unit basis and more frequently if events and circumstances indicate that the asset might be impaired. For purposes of testing goodwill impairment, a reporting unit is defined as a group of restaurants with similar economic characteristics. All Company-owned restaurants are deemed to have similar economic characteristics and are deemed to be one reporting unit.  An impairment loss is recognized to the extent that the financial statement carrying amount exceeds the asset’s fair value.

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

(k) Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining bank and other long-term financing. The Company paid $612 thousand in financing costs in fiscal year 2021, $961 thousand in financing costs in fiscal year 2020 and $36 financing costs during fiscal year 2019. The Company amortizes deferred financing costs using a method that approximates the effective interest method over the term of the related financing. Amortization of deferred financing costs was $386 thousand in fiscal year 2021, $346 thousand in fiscal year 2020 and $86 thousand in fiscal year 2019 and is included in interest expense on the consolidated statements of operations.

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

Deferred Revenue. Deferred revenue primarily includes (1) the Company’s liability for gift cards that have been sold but not yet redeemed and (2) the Company’s liability for franchise development and opening fees that will be recognized over the life of the applicable franchise agreements. When gift cards are redeemed (typically within five years), the Company recognizes restaurant sales and reduces the deferred revenue liability.  A portion of gift cards redeemed are used by customers to pay for sales taxes and gratuities, neither of which results in Company restaurant sales.  Company issued gift cards redeemed at franchisee-owned restaurants result in royalty-based franchise income and reduce the deferred revenue liability.  The expected redemption value of gift cards represents the full consideration received for all gift cards issued less the amount the Company has recognized as other operating income for gift cards that are not expected to be redeemed (gift card breakage).  The Company recognized gift card breakage revenue of $3.2 million in fiscal year 2021, $2.3 million in fiscal year 2020 and $3.9 million in fiscal years 2019.

(m) International Revenues

The Company currently has 23 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Philippines, Singapore and Taiwan. In accordance with its franchise agreements relating to these international restaurants, the Company receives royalty revenue from these franchisees in U.S. dollars. Franchise fee revenues from international restaurants were $2.3 million, $1.9 million and $2.9 million in fiscal years 2021, 2020 and 2019, respectively.

(n) Rent

The majority of our restaurant locations, as well as our corporate headquarters, are subject to a lease. We evaluate our leases at the lease commencement date to determine the classification as an operating or finance lease. All our existing leases are operating leases. In accordance with Topic 842, we recognize operating lease liabilities based on the present value of future minimum lease payments over the expected lease term and corresponding right-of-use assets. To determine the present value of future minimum lease payments, the Company estimates incremental secured borrowing rates based on the information available at the lease commencement dates, or the transition date at adoption.  The Company estimates its incremental borrowing rates by determining the synthetic credit rating of the Company using quantitative and qualitative analysis and then adjusting the synthetic credit rating to a collateralized credit rating.  A spread curve is then developed using the U.S. corporate bond yield curve of the same credit rating and the U.S. Treasury curve to determine the rate for different terms.

We recognize lease expense related to operating leases on a straight-line basis. Many of our leases also require payment of property taxes, insurance and maintenance costs in addition to the minimum fixed lease payments. Certain of the Company’s operating leases contain rent holidays and predetermined fixed escalations of the minimum rent during the term of the lease, as well as renewal periods. The effects of the holidays and escalations have been reflected in lease expense on a straight-line basis for operating leases over the expected term.

Many of our leases have renewal periods totaling up to 20 years, exercisable at our option. At lease inception, we include option periods that we are reasonably certain to exercise as failure to renew the lease would impose an economic penalty either from the loss of our investment in leasehold improvements or future cash flows from operating the restaurant. The consolidated financial statements reflect the same lease term for amortizing leasehold improvements as we use to determine finance versus operating lease classifications. Landlord allowances are recorded as an adjustment to the right-of-use assets.

Additionally, certain of the Company’s operating leases contain clauses that require additional variable rent based on a percentage of sales greater than certain specified target amounts. The Company recognizes variable rent expense prior to the achievement of the specified target that triggers the variable rent, provided achievement of that target is considered probable.

(o) Marketing and Advertising

Marketing and advertising expenses in the accompanying consolidated statements of operations include expenses related to advertising, online initiatives, traditional public relations and consumer research.  Advertising expenses were $2.7 million, $2.9 million and $6.3 million in fiscal years 2021, 2020 and 2019, respectively. Advertising costs are expensed as incurred.

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

(t) Earnings (Loss) Per Share

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

The goodwill for the MBR Franchise Acquisition is all deductible for federal income tax purposes.  Goodwill was measured as the excess of the consideration transferred over the net of the amounts assigned to identifiable assets acquired and the liabilities assumed as of the acquisition date, and includes the economic value of expected future cash flows not assigned to identifiable assets, efficiencies from combining the operations of the acquired restaurants with other Company-owned restaurants and an assembled workforce.  The goodwill for the MBR Franchise Acquisition, which is included with the goodwill for the reporting unit identified as the steakhouse operating segment, will be reviewed for potential impairment annually or more frequently if triggering events are detected.  The determination of the acquisition date fair value of the franchise and territory rights was based on a multi-period excess earnings approach and involved projected after-royalty future earnings discounted using a market discount rate, from which a contributory asset charge for net working capital, property and equipment and assembled workforce was subtracted.  During fiscal year 2020 $3.1 million in reacquired territory rights were impaired.  The remaining rights will be amortized over a weighted average term of 2.8 years, which reflects the remaining terms of the related franchise agreements, not including renewal options.  Property and equipment will be depreciated over a period of two to twenty years.

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

Due to the impacts of the COVID-19 pandemic, the Company initiated negotiations with its landlords to modify its restaurant lease agreements.  Where applicable, the Company has elected to account for eligible lease concessions as if they were made under the enforceable rights included in the original agreement pursuant to the Staff Q&A.  The Company has an immaterial amount of deferred rent amounts that will come due outside of what would have been normal course as a result of the lease agreements that were modified in fiscal years 2021 and 2020.  During fiscal year 2021, the Company terminated 1 lease.  During the fiscal year 2020, the Company terminated eight leases.

At December 26, 2021, all of the Company-owned Ruth’s Chris Steak House restaurants operated in leased premises, with the exception of the restaurant in Ft. Lauderdale, FL, which is an owned property, and the restaurants in Anaheim, CA, Lake Mary, FL Princeton, NJ and South Barrington, IL, which operate on leased land.  The leases generally provide for minimum annual rental payments with scheduled minimum rent payments increases during the terms of the leases.  Certain leases also provide for rent deferral during the initial term, lease incentives in the form of tenant allowances to fund leasehold improvements, and/or contingent rent provisions based on the sales at the underlying restaurants.  Most of the Company’s restaurant leases have remaining lease terms of 1 year to 20 years, most of which include options to extend the leases for 5 years or more.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The weighted average term and discount rate for operating leases as of December 26, 2021 is 12.9 years and 5.3%, respectively.  The weighted average term and discount rate for operating leases as of December 27, 2020 is 13.2 years and 5.2%, respectively.

The components of lease expense are as follows (in thousands):

		Fiscal Year Ended
	Classification	December 26, 2021	December 27, 2020
Operating lease cost	Restaurant operating expenses and General and administrative costs	$19,553	$23,286
Variable lease cost	Restaurant operating expenses and General and administrative costs	13,824	9,358
Total lease cost		$33,377	$32,644

As of December 26, 2021, maturities of lease liabilities are summarized as follows (in thousands):

Company Total
2022	$27,204
2023	24,251
2024	23,793
2025	22,342
2026	21,380
Thereafter	177,549
296,519
Imputed interest	(86,847)
$209,672

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year Ended
	December 26, 2021	December 27, 2020
Cash paid for amounts included in the measurement of lease liabilities	$21,898	$22,870
Right-of-use assets obtained in exchange for lease obligations	$13,042	$17,483
Reduction of right-of-use assets and lease obligations from lease modifications and terminations	$12,594	$12,824

Additionally, as of December 26,2021, the Company has executed six leases for new Ruth’s Chris Steak House Restaurant locations with undiscounted fixed payments over the initial term of $31.2 million.  These leases are expected to commence during the next 12 months and are expected to have an economic lease term of 20 years.  The leases will commence when the landlords make the properties available to the Company.  The Company will assess the reasonably certain lease term at the lease commencement date.

The Company previously operated eighteen Mitchell’s Fish Markets and three Mitchell’s/Cameron’s Steakhouse restaurants (collectively, the Mitchell’s Restaurants).  The sale of the Mitchell’s Restaurants to Landry’s, Inc. and Mitchell’s Entertainment, Inc., an affiliate of Landry’s Inc. (together with Landry’s Inc., Landry’s) closed on January 21, 2015. The assets sold consisted primarily of leasehold interests, leasehold improvements, restaurant equipment and furnishings, inventory, and related intangible assets, including brand names and trademarks associated with the 21 Mitchell’s Restaurants.  Pursuant to the terms of the Agreement, upon closing of the sale of the Mitchell’s Restaurants, Landry’s assumed the lease obligations of the Mitchell’s Restaurants.  The Company guaranteed Landry’s lease obligations aggregating $21.2 million under four of the Mitchell’s Restaurants’ leases which extend until the leases terminate which may continue into 2040, including remaining lease options.  The Company did not record a financial accounting liability for the lease guarantees, because the likelihood of Landry’s defaulting on the lease agreements was deemed to be remote.  Separate from the purchase agreement, Landry’s has agreed to indemnify the Company in the event of a default under any of the leases.  The above tables do not include potential lease obligations for the Mitchell’s Restaurants.

(5) Revenue

In the following tables, the Company’s revenue is disaggregated by major component for each category on the consolidated statements of operations (in thousands).

52 Weeks Ended December 26, 2021:	Domestic	International	Total Revenue
Restaurant sales	$402,015	$—	$402,015
Franchise income	16,263	2,270	18,533
Other operating income	8,575	—	8,575
Total revenue	$426,853	$2,270	$429,123

52 Weeks Ended December 27, 2020:	Domestic	International	Total Revenue
Restaurant sales	$260,763	$—	$260,763
Franchise income	9,880	1,857	11,737
Other operating income	5,248	—	5,248
Total revenue	$275,891	$1,857	$277,748

52 Weeks Ended December 29, 2019:	Domestic	International	Total Revenue
Restaurant sales	$441,361	$—	$441,361
Franchise income	15,004	2,875	17,879
Other operating income	8,786	—	8,786
Total revenue	$465,151	$2,875	$468,026

The following table provides information about receivables and deferred revenue liabilities from contracts with customers (in thousands).

	December 26,	December 27,
	2021	2020
Accounts receivable, less allowance for doubtful accounts 2021 - $106; 2020 - $322	$24,179	$16,578
Deferred revenue	$69,029	$59,030
Unearned franchise fees	$2,219	$2,186

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the fifty-two weeks of fiscal years 2021 and 2020 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 29, 2019	$52,856	$2,489
Decreases in the beginning balance from gift card redemptions	(24,579)	—
Increases due to proceeds received, excluding amounts recognized during the period	30,365	—
Decreases due to recognition of franchise development and opening fees	—	(303)
Other	388	—
Balance at December 27, 2020	59,030	2,186
Decreases in the beginning balance from gift card redemptions	(30,741)	—
Increases due to proceeds received, excluding amounts recognized during the period	40,757	265
Decreases due to recognition of franchise development and opening fees	—	(232)
Other	(17)	—
Balance at December 26, 2021	$69,029	$2,219

The projected recognition of revenue related to deferred franchise development and opening fees is as follows (in thousands).

	Balance as of December 26, 2021	Fiscal Year 2022	Fiscal Year 2023	Fiscal Years 2024-2026	More Than 5 Years
Franchise development and opening fees	$2,219	$231	$231	$671	$1,086

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

•

Borrowings under the senior credit facility as of December 26, 2021 and December 27, 2020 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

During fiscal year 2021, primarily due to the impacts of the COVID-19 pandemic and certain permanent restaurant closures, the Company determined that triggering events had occurred requiring an impairment evaluation of certain long-lived and inventory assets.  In fiscal year 2021, the Company recorded $1.8 million of impairment losses related to long-lived assets at two restaurant locations and $88 thousand of impairment losses related to inventory at one closed restaurant.  The impairments of long-lived assets were measured based on the amount by which the carrying amount of the assets exceeded fair value.  Fair value was estimated based on both the market and income approaches utilizing market participant assumptions reflecting all available information as of the balance sheet date.  The impairment losses are included in the loss on impairment caption in the accompanying condensed consolidated statement of operations.  See Note 2(j) for a description of the valuation techniques used to measure fair value of long-lived assets, as well as information used to develop the inputs to the fair value measurements.

The Company’s non-financial assets measured at fair value on a non-recurring basis as of December 26, 2021 were as follows (in thousands):

	Fair Value as of December 26, 2021	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment
Long-lived assets	$—	$—	$—	$1,766

The Company’s non-financial assets measured at fair value on a non-recurring basis as of December 27, 2020 were as follows (in thousands):

	Fair Value as of December 27, 2020	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment
Long-lived assets	$1,708	$1,708	$—	$12,736
Territory rights	$—	$—	$—	$3,101

(7) Goodwill and Intangible Assets

In accordance with FASB ASC Topic 350, goodwill and owned franchise rights with indefinite useful lives must be reviewed for potential impairment annually and when triggering events are detected.  The Company performed its annual impairment test of its goodwill and franchise rights as of November 28, 2021 using a qualitative assessment.  Using the qualitative approach, the Company evaluated factors, including but not limited to, recent financial performance; forecasts for future cash flows; the Company’s stock price and market capitalization; recent impairment tests; legal factors; the business climate; and the competitive environment.  Based on the results of the qualitative assessment, the Company determined that it is not more likely than not that the carrying values of goodwill and franchise rights exceed the fair values.  During the first quarter of fiscal year 2020, primarily due to the impacts of the COVID-19 pandemic, the Company determined that a triggering event had occurred requiring an impairment evaluation of its franchise rights and goodwill.  After performing the impairment evaluation, the Company determined there was no impairment of goodwill and franchise rights with indefinite lives in the first quarter of fiscal year 2020.

If the qualitative assessment is not performed, or if the Company determines that it is not more likely than not that the fair values of the intangible assets exceed the carrying values, then the Company performs an analysis for franchise rights and goodwill to measure fair values.

The financial statement carrying values of the Company’s franchise rights and other intangible assets were as follows (amounts in thousands):

	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets:
Franchise rights	4.7 yrs	$18,818	$(8,779)	$10,039
Lease assets	8.9 yrs	2,000	(1,250)	750
Other assets	0.9 yrs	490	(448)	42
		21,308	(10,477)	10,831
Indefinite-lived intangible assets:
Franchise rights		32,200	—	32,200
Liquor licenses		4,080	—	4,080
Other assets		118	—	118
		36,398	—	36,398
Total intangible assets		$57,706	$(10,477)	$47,229

Aggregate amortization expense for amortizing intangible assets was $2.4 million for the fiscal year 2021, $2.5 million for the fiscal year 2020 and $2.2 million for the fiscal year 2019.  Estimated amortization expense for the next five years is:  $2.4 million in fiscal years 2022, $2.3 million in fiscal year 2023, $2.2 million in fiscal year 2024 and $1.6 million in fiscal years 2025 and 2026.

The financial statement carrying values of the Company’s goodwill was as follows (amounts in thousands):

	Gross Goodwill	Accumulated Goodwill Impairment Losses	Net Carrying Value of Goodwill
Balance as of December 27, 2020	$56,107	$(10,558)	$45,549
Balance as of December 26, 2021	$56,107	$(10,558)	$45,549

(8) Property and Equipment, net

The Company recognized $18.1 million, $19.5 million and $19.1 million in depreciation expense during fiscal years 2021, 2020 and 2019, respectively.

Property and equipment consist of the following (amounts in thousands):

	December 26,	December 27,
	2021	2020
Land	$616	$616
Building and building improvements	25,503	25,503
Equipment	43,427	41,771
Computer equipment	16,657	16,500
Furniture and fixtures	26,436	26,076
Leasehold improvements	187,905	181,206
Construction-in-progress	17,015	5,492
	317,559	297,164
Less accumulated depreciation	(195,853)	(177,277)
	$121,706	$119,887

As of December 26, 2021, $8.5 million of capitalized software and technology is included in construction-in-progress which was not present in fiscal year 2020.

(9) Long-term Debt

Long-term debt consists of the following (amounts in thousands):

	December 26,	December 27,
	2021	2020
Senior Credit Facility:
Revolving credit facility	$70,000	$115,000
Less current maturities	—	—
	$70,000	$115,000

As of December 26, 2021, the Company had $70.0 million of outstanding indebtedness under its senior credit facility with approximately $65.3 million of borrowings available, net of outstanding letters of credit of approximately $4.7 million. As of December 26, 2021, the weighted average interest rate on the Company’s outstanding debt was 1.9% and the weighted average interest rate on our outstanding letters of credit was 1.9%.  In addition, the commitment fee on the daily unused average portion of the Company’s senior credit facility was 0.3%.

On October 18, 2021, the Company entered into an amended and restated credit agreement, which amends and restates its prior credit agreement with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (as amended and restated, the “Credit Agreement”).  The Credit Agreement provides for a revolving credit facility of $140.0 million with a $10.0 million sub-facility of letters of credit and a $5.0 million sub-facility for swingline loans. Subject to the satisfaction of certain conditions and lender consent, the revolving credit facility may be increased up to a maximum of $200.0 million. The Credit Agreement has a maturity date of October 18, 2026.

The Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants, as described below, requiring a minimum fixed coverage charge ratio as defined in the Credit Agreement (“Fixed Charge Coverage Ratio”) limiting the Company’s actual leverage ratio as defined in the Credit Agreement (“Maximum Consolidated Leverage Ratio”). The October 2021 amendment and restatement of the Credit Agreement set the Fixed Charge Coverage Ratio and Maximum Consolidated Leverage Ratio to a Fixed Charge Coverage Ratio equal to or greater than 1.25:1.00 and Maximum Consolidated Leverage Ratio no greater than 3.00:1.00. Effective with the October 2021 amendment and restatement of the Credit Agreement, dividends and share repurchases are not limited if the Company’s Consolidated Leverage Ratio is less than 2.50:1.00 and holds a minimum liquidity of $25.0 million. The Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company. If any event of default occurs and is not cured within the applicable grace period or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments and the lenders’

commitments may be terminated. The obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries and are secured by a lien on substantially all of the Company’s personal property assets other than any equity interest in current and future subsidiaries of the Company.

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

The Company currently has 74 franchisee-owned Ruth’s Chris Steak House restaurants, including 23 international restaurants. Two franchisee-owned restaurants opened in fiscal year 2021 in Manila, Philippines in September and Changsha, China in November.  One franchisee-owned restaurant relocated in fiscal year 2020 from Clayton, MO to Chesterfield, MO in November. One new franchisee-owned restaurants opened in fiscal year 2019 in Chongqing, China in February. One franchisee-owned Ruth’s Chris Steak House restaurant closed in fiscal year 2020 in Charleston, SC in March.  In July 2019, the Company acquired the restaurants associated with the MBR Franchise Acquisition.  No franchisee-owned restaurants were sold or purchased during fiscal years 2021 or 2020. Franchise income includes opening and development fees and income generated from existing franchisee-owned restaurants. The Company classifies franchise income separately in the consolidated statements of operations (in thousands):

	Fiscal Year
	2021	2020	2019
Franchise income:
Income from existing franchise locations	$18,533	$11,663	$17,689
Opening, closing and development fee income	—	74	190
Total franchise income:	$18,533	$11,737	$17,879

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

On February 26, 2018, a former restaurant hourly employee filed a class action lawsuit in the Superior Court of the State of California for the County of Riverside, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to pay minimum wages, pay overtime wages, permit required meal and rest breaks and provide accurate wage statements, among other claims. On September 2, 2020, the class action lawsuit was amended to include two additional proposed class representatives.  This lawsuit seeks unspecified penalties under the California’s Private Attorney’s General Act in addition to other monetary payments (Quiroz Guerrero, et al. v. Ruth’s Hospitality Group, Inc., et al.; Case No RIC1804127).  The parties are currently engaged in discovery and the court has set a briefing schedule on class certification for mid-2022. Although the ultimate outcome of this matter, including any possible loss, cannot be predicted or reasonably estimated at this time, we have vigorously defended this matter and intend to continue doing so. Additionally, on July 29, 2021, September 17, 2021, and October 19, 2021, other former restaurant hourly employees filed complaints in the Superior Court of the State of California for the County of San Francisco, the County of Los Angeles, and the County of Contra Costa alleging causes of action substantially similar to the allegations made in the Quiroz Guerrero action, which cases may be consolidated with the Quiroz Guerrero action.

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

In October 2019, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $60 million of outstanding common stock from time to time.  During fiscal year 2021, 887,515 shares were purchased at an aggregate cost of $16.6 million or an average cost of $18.69 per share under this program.  As of December 26, 2021, $25.0 million remained available for future purchases under the program.  Share repurchases were accounted for under the cost method and all repurchased shares were retired and cancelled. The excess of the purchase price over the par value of the shares was recorded as a reduction in additional paid-in capital.

The Company repurchased 887,515; 902,000; and 1,148,515 shares under all share repurchase programs during fiscal years 2021, 2020, and 2019, respectively.

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

As a result of the impacts to our business arising from the COVID-19 pandemic, the Company temporarily suspended its share repurchase program and dividend payments in 2020.  The share repurchase program was resumed during the third quarter of fiscal year 2021 and the dividend program was resumed subsequent to the end of fiscal year 2021.  On January 6, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.12 per share, payable on February 17, 2022, to all common shareholders on record as of the close of business on February 3, 2022.  The Company’s Credit Agreement currently does not limit dividends and share repurchases to if our Consolidated Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 2.50:1.00 and holds a minimum liquidity of $25.0 million.

(13) Employee Benefit Plan

In 2000, the Company established a 401(k) and Profit Sharing Plan. The Company may make matching contributions in an amount determined by the Board of Directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. The Company matches the employees’ contributions at year end. Employees vest in the Company’s contributions based upon their years of service. The Company’s expenses relating to matching contributions were approximately $242 thousand, $240 thousand and $357 thousand for fiscal years 2021, 2020 and 2019, respectively.  During the fourth quarter of fiscal year 2021 the Company established a Safe-Harbor 401(k) Plan effective January 1, 2022.  The Company matches 100.0% of employee contributions up to 3.0% of an employee’s compensation and then 50.0% of an employee’s additional contributions up to a maximum of 5.0% of their compensation.

(14) Incentive and Stock Option Plans

Long-Term Equity Incentive Plans

In connection with the initial public offering, the Company adopted the Ruth’s Chris Steak House, Inc. 2005 Long-Term Equity Incentive Plan (the 2005 Equity Incentive Plan), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to non-employee directors, officers, key employees and other key individuals performing services for the Company. The restricted stock units are settled in shares upon vest.  Initially, 2.4 million shares were authorized for issuance under the 2005 Equity Incentive Plan. The 2005 Equity Incentive Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable, and restricted stock vests, at various periods ranging from one to five years from date of grant. Effective May 22, 2008, the 2005 Equity Incentive Plan was amended, with stockholder approval, to increase the number of shares authorized for issuance under the plan by 1.5 million shares. The Amended and Restated 2005 Equity Incentive Plan was adopted on October 26, 2012, and the number of shares authorized for issuance under the Amended and Restated 2005 Long-Term Equity Incentive Plan was increased by 2.0 million shares at the 2013 annual meeting of stockholders.  On May 15, 2018, the Company’s stockholders approved a new 2018 Omnibus Incentive Plan (the 2018 Equity Incentive Plan) which replaces the Amended and Restated 2005 Equity Incentive Plan which expired on May 30, 2018.  The 2018 Equity Incentive Plan authorizes 2.5 million shares reserved for future grants.  Awards that were previously awarded under the 2005 Equity Incentive Plan that are forfeited or cancelled in the future will be made available for grant or issuance under the 2018 Equity Incentive Plan.  The 1,649,394 shares that were authorized but unissued under the 2005 Equity Incentive Plan as of May 15, 2018 were cancelled.  As of December 26, 2021, there are 40,920 currently outstanding unvested restricted stock awards under the 2005 Equity Incentive Plan and 701,110 shares of currently outstanding unvested restricted stock awards and units outstanding under the 2018 Equity Incentive Plan and 2.0 million shares available for future grants.

During fiscal year 2019, the Company issued 274,453 awards of restricted stock awards to certain non-employee directors, employees and 22,824 awards of restricted stock units to non-employee directors from available shares under the 2018 Plan.  The shares were issued with a grant date fair market value equal to the closing price of the stock on the date of the grants. Of the 297,277 shares of restricted stock issued during 2019, 55,834 shares will vest in fiscal year 2020, 152,189 shares will vest in fiscal year 2021, 66,544 shares will vest in fiscal year 2022, and 22,710 shares will vest in fiscal year 2024.

During fiscal year 2020, the Company issued 251,934 awards of restricted stock awards and 31,108 performance stock awards (in the form of market stock units) to certain employees and executive officers.  The Company also issued 35,676 awards of restricted stock units to non-employee directors from available shares under the 2018 Plan. The restricted stock award shares were issued with a grant date fair value equal to the closing price of the stock on the date of the grants.  The performance stock award shares were issued with a grant date fair market value based on a Monte Carlo valuation model. Of the 318,718 shares of restricted stock and market stock units issued during 2020, 66,493 shares will vest in fiscal year 2021, 100,932 shares will vest in fiscal year 2022, 89,146 shares will vest in fiscal year 2023, 15,554 shares will vest in fiscal year 2024 and 8,364 will vest in fiscal year 2025.  Additionally, 38,229 shares of restricted stock granted during fiscal year 2020 were also fully vested in fiscal year 2020 in accordance with a modification of an existing employment agreement.  This modification resulted in an additional $1.4 million in stock compensation expense during fiscal year 2020.

During fiscal year 2021, the Company issued 295,690 awards of restricted stock awards to certain employees and executive officers and 34,755 awards of restricted stock units to non-employee directors from available shares under the 2018 Plan.  The shares were issued with a grant date fair market value equal to the closing price of the stock on the date of the grants.  Of the 330,445 shares of restricted stock and market stock units issued during 2021, 67,808 shares will vest in fiscal year 2022, 176,606 shares will vest in fiscal year 2023, 79,491 shares will vest in 2024 and 6,540 will vest in fiscal year 2026.

The Company recorded $4.9 million, $8.2 million and $8.3 million in total stock option and restricted stock compensation expense during fiscal years 2021, 2020, and 2019, respectively that was classified primarily as general and administrative costs. The Company recognized $165 thousand and $466 thousand in income tax benefit related to stock-based compensation plans during fiscal years 2021 and 2019, respectively.  During fiscal year 2020, the Company recognized income tax expense of $494 thousand related to stock-based compensation plans.

A summary of the status of non-vested restricted stock, restricted stock units, and market stock units as of December 26, 2021 and changes during fiscal year 2021 is presented below.

	2021
	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested shares at beginning of year	744,514	$22.22
Granted	330,445	21.09
Vested	(321,882)	21.76
Forfeited	(11,046)	23.56
Non-vested shares at end of year	742,031	$21.72

As of December 26, 2021, there was $10.6 million of total unrecognized compensation cost related to 742,031 shares of non-vested restricted stock and market stock units. This cost is expected to be recognized over a weighted-average period of approximately 1.9 years. The total grant date fair value of restricted stock vested in fiscal years 2021, 2020, and 2019 was $7.0 million, $4.4 million and $7.9 million, respectively.

As of December 27, 2020, there was no activity and no unrecognized compensation cost related to non-vested stock options. The total intrinsic value of options exercised in fiscal year 2019 was $89 thousand.

During fiscal year 2019, the Company received $16 thousand in cash related to the exercise of options. The exercise of shares was fulfilled from shares reserved for issuance under the Amended and Restated 2005 Equity Incentive Plan and resulted in an increase in issued shares outstanding.

(15) Income Taxes

Total income tax expense (benefit) for fiscal years 2021, 2020, and 2019 was (in thousands):

	2021	2020	2019
Total consolidated income tax expense (benefit)	$4,063	$(7,910)	$8,173

Income tax expense (benefit) from continuing operations consists of the following (in thousands):

	Current	Deferred	Total
Year ended December 26, 2021
U.S. Federal	$(7,846)	$8,780	$934
State	2,690	235	2,925
Foreign	204	—	204
	$(4,952)	$9,015	$4,063
Year ended December 27, 2020
U.S. Federal	$(4,061)	$(4,986)	$(9,047)
State	(364)	1,298	934
Foreign	203	—	203
	$(4,222)	$(3,688)	$(7,910)
Year ended December 29, 2019
U.S. Federal	$4,350	$563	$4,913
State	2,685	274	2,959
Foreign	301	—	301
	$7,336	$837	$8,173

Income tax expense (benefit) differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows (in thousands):

	2021	2020	2019
Income tax expense (benefit) at statutory rates	$9,731	$(6,973)	$10,580
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	1,937	(1,410)	2,317
Employment-related tax credits, net	(4,277)	(2,827)	(4,976)
Non-deductible executive compensation	960	1,160	1,023
Stock-based compensation	(141)	377	(392)
Impact of federal carryback under CARES Act	(4,556)	(1,026)	—
Change in valuation allowance	298	2,630	29
Other	111	159	(408)
	$4,063	$(7,910)	$8,173
Effective tax rate	8.8%	23.8%	16.2%

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

The Company took advantage of the CARES Act’s liquidity-enhancing provisions in the following manner:

•	Claimed refundable employee retention credits of $381 thousand and $2.5 million in fiscal periods ending December 26, 2021 and December 27, 2020, respectively;
•

Elected to defer $3.9 million of the employer-paid portion of social security taxes during the fiscal year ended December 27, 2020. The deferred payroll taxes were repaid in full during the fiscal year ended December 26, 2021;

•	Accelerated $32.7 million in tax depreciation deductions in the tax year ended December 27, 2020 as a result of the technical amendments to QIP; and

•	Generated a federal tax NOL of $40.0 million in the tax year ended December 27, 2020 that the Company intends to carryback to tax years 2015 and 2016.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	2021	2020
Deferred tax assets:
Accounts payable and accrued expenses	$12,223	$11,855
Operating lease liabilities	51,221	55,862
Net state operating loss carryforwards	4,197	4,736
Tax credit carryforwards	389	4,241
Other	63	61
Total gross deferred tax assets	68,093	76,755
Less valuation allowance	(4,847)	(4,549)
Net deferred tax assets	63,246	72,206
Deferred tax liabilities:
Property and equipment	(7,201)	(3,279)
Intangible assets	(13,301)	(12,617)
Operating lease right of use assets	(43,143)	(47,694)
Total gross deferred tax liabilities	(63,645)	(63,590)
Net deferred tax assets (liabilities)	$(399)	$8,616

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment.  Based on this evaluation, management has recorded a valuation allowance against the Company’s gross deferred tax assets of $4.8 million and $4.5 million as of December 26, 2021 and December 27, 2020, respectively, related to certain state specific deferred tax assets that are not likely to be offset by future state taxable income.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the net deferred tax assets.

As of December 26, 2021, the Company has state net operating loss carry-forwards of $82.8 million and state tax credit carry-forwards of $492 thousand, which are available to offset state taxable income.  The first of these carry forwards expires in 2021, with the last of such benefit expiring in 2040.

As of December 26, 2021, the Company’s gross unrecognized tax benefits totaled approximately $300 thousand, of which $237 thousand, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the unrecognized tax benefits within the next 12 months. Our continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (amounts in thousands):

Unrecognized tax benefits balance at December 27, 2020	$291
Gross increases for tax positions of prior years	9
Unrecognized tax benefits balance at December 26, 2021	$300

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state and local income tax examinations for fiscal years before 2017.

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

The following table sets forth the computation of basic earnings (loss) per common share (amounts in thousands, except share and per share data):

	Fiscal Year
	2021	2020	2019
Net income (loss)	$42,275	$(25,294)	$42,206
Shares:
Weighted average number of common shares outstanding - basic	34,255,966	31,683,920	28,998,382

Basic earnings (loss) per common share	$1.23	$(0.80)	$1.46

Diluted earnings (loss) per share for fiscal years 2021, 2020 and 2019 excludes 2,832, 162,043 and 25,915 restricted shares with no exercise price, respectively, which were outstanding during the periods but were anti-dilutive. Fiscal year 2020 does not have any dilutive shares due to the fact that the Company has a net loss.

The following table sets forth the computation of diluted earnings (loss) per share (amounts in thousands, except share and per share data):

	Fiscal Year
	2021	2020	2019
Net income (loss)	$42,275	$(25,294)	$42,206
Shares:
Weighted average number of common shares outstanding - basic	34,255,966	31,683,920	28,998,382
Dilutive shares	212,232	—	378,598
Weighted average number of common shares outstanding - diluted	34,468,198	31,683,920	29,376,980

Diluted earnings (loss) per common share	$1.23	$(0.80)	$1.44

(17) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment.  The Company does not rely on any major customers as a source of revenue.

The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers.  Revenues are derived principally from food and beverage sales. As of December 26, 2021, (i) the Company-owned steakhouse restaurant segment included 73 Ruth’s Chris Steak House restaurants and three Ruth’s Chris Steak House restaurants operating under a management agreement and (ii) the franchise operations segment included 74 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments.  Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the segments for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment. Segment information related to the Company’s two reportable business segments follows.

	Fiscal Year
	2021	2020	2019
		(dollar amounts in thousands)
Revenues:
Company-owned steakhouse restaurants	$407,418	$263,731	$446,257
Franchise operations	18,533	11,737	17,879
Unallocated other revenue and revenue discounts	3,172	2,280	3,890
Total revenues	$429,123	$277,748	$468,026

Segment profits:
Company-owned steakhouse restaurants	$99,297	$37,480	$103,945
Franchise operations	18,533	11,737	17,879
Total segment profit	117,830	49,217	121,824

Unallocated operating income	3,172	2,280	3,890
Marketing and advertising expenses	(13,464)	(6,859)	(15,432)
General and administrative costs	(32,531)	(33,248)	(34,643)
Depreciation and amortization expenses	(20,487)	(21,964)	(21,354)
Pre-opening costs	(1,894)	(1,633)	(1,824)
Gain on lease modifications	(1,058)	206	—
Loss on impairment	(1,854)	(16,548)	—
Interest expense, net	(3,478)	(4,681)	(2,197)
Other income	102	26	115
Income (loss) from continuing operations before income tax expense	$46,338	$(33,204)	$50,379

Capital expenditures:
Company-owned steakhouse restaurants	$11,292	$10,294	$30,026
Corporate assets	8,359	326	1,642
Total capital expenditures	$19,651	$10,620	$31,668

	Fiscal Year
	December 26,	December 27,	December 29,
	2021	2020	2019
		(dollar amounts in thousands)
Total assets:
Company-owned steakhouse restaurants	$404,929	$420,245	$471,756
Franchise operations	2,801	1,705	2,435
Corporate assets - unallocated	128,249	112,108	17,756
Deferred income taxes - unallocated	—	8,616	4,929
Total assets	$535,979	$542,674	$496,876

(18) Supplemental Consolidated Financial Statement Information

(a)	Accounts Receivable, net

Accounts receivable, net consists of the following (amounts in thousands):

	December 26,	December 27,
	2021	2020
Bank credit card receivables	$10,820	$6,643
Landlord contributions	1,734	4,108
Franchise fees	2,801	1,600
Trade receivables	574	662
Receivable from gift card issuances	9,847	7,845
Income tax receivable	15,225	3,371
Other	693	402
Allowance for doubtful accounts	(106)	(322)
	$41,588	$24,309

(b) Other Assets

Other assets consist of the following (amounts in thousands):

	December 26,	December 27,
	2021	2020
Deposits	$501	$524
Deferred financing costs, net	1,046	820
	$1,547	$1,344

(19) Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (amounts in thousands, except per share information):

	Quarter Ended
	March 28,	June 27,	September 26,	December 26,
	2021	2021	2021	2021	Total
Total revenues	$87,283	$110,910	$104,187	$126,743	$429,123
Cost and expenses	(75,201)	(94,650)	(95,154)	(114,405)	(379,409)
Operating income (loss)	12,082	16,260	9,033	12,338	49,714
Interest expense, net	(1,303)	(1,128)	(678)	(368)	(3,478)
Other	44	36	(18)	39	102
Income (loss) from continuing operations before income tax expense	10,823	15,168	8,337	12,009	46,338
Income tax expense (benefit)	1,698	2,757	1,398	(1,791)	4,063
Net income (loss)	$9,125	$12,411	$6,939	$13,800	$42,275
Basic earnings (loss) per share:
Basic earnings (loss) per share	$0.27	$0.36	$0.20	$0.41	$1.23
Diluted earnings (loss) per share:
Diluted earnings (loss) per share	$0.26	$0.36	$0.20	$0.40	$1.23
Dividends declared per common share	$—	$—	$—	$—	$—

	Quarter Ended
	March 29,	June 28,	September 27,	December 27,
	2020	2020	2020	2020	Total
Total revenues	$108,536	$28,417	$63,423	$77,372	$277,748
Cost and expenses	(112,645)	(52,477)	(68,538)	(72,637)	(306,297)
Operating income	(4,109)	(24,060)	(5,115)	4,735	(28,549)
Interest expense, net	(628)	(1,291)	(1,422)	(1,340)	(4,681)
Other	33	3	(48)	38	26
Income from continuing operations before income tax expense	(4,704)	(25,348)	(6,585)	3,433	(33,204)
Income tax expense	(886)	(7,750)	(1,284)	2,010	(7,910)
Net income	$(3,818)	$(17,598)	$(5,301)	$1,423	$(25,294)
Basic earnings per share:
Basic earnings per share	$(0.13)	$(0.59)	$(0.15)	$0.04	$(0.80)
Diluted earnings per share:
Diluted earnings per share	$(0.13)	$(0.59)	$(0.15)	$0.04	$(0.80)
Dividends declared per common share	$0.15	$—	$—	$—	$0.15