Form 10-Q
period 2022-03-27
Ruths Hospitality Group, Inc.
filed 2022-05-06
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2022

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

The number of shares outstanding of the registrant’s common stock as of April 25, 2022 was 34,322,588, which includes 1,017,940 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	March 27,	December 26,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$66,786	$92,133
Accounts receivable, less allowance for doubtful accounts 2022 - $127; 2021 - $106	26,828	41,588
Inventory	7,890	8,554
Prepaid expenses and other	3,108	3,919
Total current assets	104,612	146,194
Property and equipment, net of accumulated depreciation 2022 - $196,932; 2021 - $195,853	128,113	121,706
Operating lease right of use assets	188,270	173,754
Goodwill	45,549	45,549
Franchise rights, net of accumulated amortization 2022 - $9,341; 2021 - $8,779	41,677	42,239
Other intangibles, net of accumulated amortization 2022 - $1,731; 2021 - $1,698	4,958	4,990
Other assets	1,704	1,547
Total assets	$514,883	$535,979

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$6,903	$11,685
Accrued payroll	10,053	17,097
Accrued expenses	10,045	12,924
Deferred revenue	61,298	69,029
Current operating lease liabilities	16,999	17,006
Other current liabilities	5,064	7,674
Total current liabilities	110,362	135,415
Long-term debt	50,000	70,000
Operating lease liabilities	209,144	192,666
Unearned franchise fees	2,444	2,219
Deferred income taxes	316	399
Other liabilities	69	69
Total liabilities	372,335	400,768
Commitments and contingencies (Note 11)	—	—

Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 33,659,346 shares issued and outstanding at March 27, 2022, 33,575,337 shares issued and outstanding at December 26, 2021	337	336
Additional paid-in capital	69,955	68,923
Retained earnings	72,256	65,952
Treasury stock, at cost; 71,950 shares at March 27, 2022 and December 26, 2021	—	—
Total shareholders' equity	142,548	135,211
Total liabilities and shareholders' equity	$514,883	$535,979

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statement—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended
	March 27,	March 28,
	2022	2021
Revenues:
Restaurant sales	$118,713	$81,636
Franchise income	4,730	3,792
Other operating income	2,689	1,855
Total revenues	126,132	87,283

Costs and expenses:
Food and beverage costs	38,611	22,921
Restaurant operating expenses	54,640	37,583
Marketing and advertising	4,915	1,993
General and administrative costs	9,241	7,196
Depreciation and amortization expenses	4,793	5,063
Pre-opening costs	881	445
Total costs and expenses	113,081	75,201

Operating income	13,051	12,082

Other income (expense):
Interest expense, net	(324)	(1,303)
Other	28	44

Income before income taxes	12,755	10,823
Income tax expense	2,342	1,698
Net income	$10,413	$9,125

Basic earnings per common share	$0.31	$0.27

Diluted earnings per common share	$0.31	$0.26

Shares used in computing earnings per common share:
Basic	33,589,838	34,282,733
Diluted	33,885,076	34,599,764

Cash dividends declared per common share	$0.12	$—

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

(Amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders'
	Shares	Value	Capital	Earnings	Shares	Value	Equity
Balance at December 26, 2021	33,575	$336	$68,923	$65,952	72	$—	$135,211
Net income	—	—	—	10,413	—	—	10,413
Cash dividends, $0.12 per common share	—	—	—	(4,109)	—	—	(4,109)
Shares issued under stock compensation plan net of shares withheld for tax effects	84	1	(722)	—	—	—	(721)
Stock-based compensation	—	—	1,754	—	—	—	1,754
Balance at March 27, 2022	33,659	$337	$69,955	$72,256	72	$—	$142,548

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders'
	Shares	Value	Capital	Earnings	Shares	Value	Equity
Balance at December 27, 2020	34,257	$343	$83,424	$23,677	72	$—	$107,444
Net income	—	—	—	9,125	—	—	9,125
Shares issued under stock compensation plan net of shares withheld for tax effects	128	1	(1,802)	—	—	—	(1,801)
Stock-based compensation	—	—	1,564	—	—	—	1,564
Balance at March 28, 2021	34,385	$344	$83,186	$32,802	72	$—	$116,332

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	13 Weeks Ended
	March 27,	March 28,
	2022	2021
Cash flows from operating activities:
Net income	$10,413	$9,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,793	5,063
Deferred income taxes	(83)	607
Non-cash interest expense	54	108
Stock-based compensation expense	1,754	1,564
Changes in operating assets and liabilities:
Accounts receivable	12,894	8,013
Inventories	664	(258)
Prepaid expenses and other	811	794
Other assets	(211)	11
Accounts payable and accrued expenses	(15,754)	(430)
Deferred revenue	(7,731)	(4,461)
Operating lease liabilities and assets	3,821	(1,454)
Other liabilities	(1,892)	526
Net cash provided by operating activities	9,533	19,208
Cash flows from investing activities:
Acquisition of property and equipment	(10,050)	(359)
Net cash used in investing activities	(10,050)	(359)
Cash flows from financing activities:
Principal repayments on long-term debt	(20,000)	—
Cash dividend payments	(4,109)	—
Tax payments from the vesting of restricted stock	(721)	(1,801)
Deferred financing costs	—	(132)
Net cash (used in) financing activities	(24,830)	(1,933)
Net (decrease) increase in cash and cash equivalents	(25,347)	16,916
Cash and cash equivalents at beginning of period	92,133	95,402
Cash and cash equivalents at end of period	$66,786	$112,318
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$260	$1,345
Income taxes	$—	$39
Noncash investing and financing activities:
Accrued acquisition of property and equipment	$1,471	$46

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the "Company") as of  March 27, 2022 and December 26, 2021 and for the thirteen week periods ended March 27, 2022 and March 28, 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of March 27, 2022, there were 151 Ruth’s Chris Steak House restaurants, including 74 Company-owned restaurants, three restaurants operating under contractual agreements and 74 franchisee-owned restaurants, including 23 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Philippines, Singapore and Taiwan. All Company-owned restaurants are located in the United States. A new Company-owned Ruth's Chris Steak House restaurant was opened in March 2022 in Aventura, Florida.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended March 27, 2022 and March 28, 2021 are not necessarily indicative of the results that may be achieved for the full fiscal year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2021.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended March 27, 2022 and March 28, 2021 each contained thirteen weeks and are referred to herein as the first quarter of fiscal year 2022 and the first quarter of fiscal year 2021, respectively. Fiscal years 2022 and 2021 are both 52-week years.

COVID-19 Impact

In March 2020 the World Health Organization declared the novel coronavirus 2019 (COVID-19) a pandemic and the United States declared it a National Public Health Emergency, which has resulted in a significant reduction in revenue at the Company’s restaurants due to mandatory restaurant closures, capacity limitations, social distancing guidelines or other restrictions mandated by governments across the world, including federal, state and local governments in the United States. As a result of these developments, the Company has experienced a significant negative impact on its revenues, results of operations and cash flows compared to periods prior to the onset of the pandemic. As of March 27, 2022, all of the Company-owned and -managed restaurants were open. This continues to be an unprecedented event in the Company’s history, and as the COVID-19 pandemic continues to evolve, it remains uncertain how the conditions surrounding COVID-19 will continue to change. The Company has and could continue to experience macroeconomic impacts arising from the long duration of the COVID-19 pandemic, including operating restrictions, labor shortages and supply chain disruptions. The extent to which COVID-19 will continue to impact the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the unknown duration and severity of the COVID-19 pandemic, which may be impacted by new and evolving variants of the COVID-19 virus, the adoption rate of the COVID-19 vaccines in the jurisdictions in which the Company operates, the actions taken to contain the impact of COVID-19, and further actions that may be taken to limit the resulting public health and economic impact.

Following increases in the number of cases of COVID-19 throughout the United States and a spike in COVID-19 cases as a result of the Omicron, Omicron BA.2 and Omicron XE variants, some of our restaurants are subject to COVID-19-related restrictions such as mask and/or vaccine requirements for team members, guests or both.  We continue to monitor state, local, and federal government regulatory and public health responses to the COVID-19 pandemic.

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

(2) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of March 27, 2022 and December 26, 2021 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying value, plus unpaid interest and deferred financing costs of $992 thousand at March 27, 2022, represents a reasonable estimate of fair value (Level 2).

The Company did not have any non-financial assets measured at fair value on a non-recurring basis as of March 27, 2022.

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

As of March 27, 2022, all of the Company-owned Ruth’s Chris Steak House restaurants operated in leased premises, with the exception of the restaurant in Ft. Lauderdale, FL, which is an owned property, and the restaurants in Anaheim, CA, Lake Mary, FL, Princeton, NJ and South Barrington, IL, which operate on leased land. The leases generally provide for minimum annual rental payments with scheduled minimum rent payment increases during the terms of the leases. Certain leases also provide for rent deferral during the initial term, lease incentives in the form of tenant allowances to fund leasehold improvements, and/or contingent rent provisions based on the sales at the underlying restaurants. Most of the Company’s restaurant leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of March 27, 2022, the weighted average remaining lease term and discount rate for operating leases is 13.5 years and 5.4%, respectively.

The components of lease expense are as follows (in thousands):

		13 Weeks Ended	13 Weeks Ended
	Classification	March 27, 2022	March 28, 2021
Operating lease cost	Restaurant operating expenses and general and administrative costs	$6,158	$4,409
Variable lease cost	Restaurant operating expenses and general and administrative costs	3,365	2,945
Total lease cost		$9,523	$7,354

As of March 27, 2022, maturities of lease liabilities are summarized as follows (in thousands):

Operating Leases
2022, excluding the first thirteen weeks ended March 27, 2022	$24,724
2023	25,599
2024	25,224
2025	23,794
2026	22,654
Thereafter	207,445
Total future minimum rental commitments	329,440
Imputed interest	(103,297)
$226,143

Supplemental cash flow information related to operating leases was as follows (in thousands):

	13 Weeks Ended	13 Weeks Ended
	March 27, 2022	March 28, 2021
Cash paid for amounts included in the measurement of lease liabilities	$6,315	$5,420
Right-of-use assets obtained in exchange for lease obligations	$19,932	$1,092

Additionally, as of March 27, 2022, the Company has executed four leases for new Ruth’s Chris Steak House Restaurant locations with undiscounted fixed payments over the initial term of $19.7 million. These leases will commence when the landlords make the properties available to the Company. These leases are expected to commence during the next 18 months. These leases are expected to have an economic lease term of 20 years. The Company will assess the reasonably certain lease term at the lease commencement date.

(4) Revenue

In the following tables, the Company’s revenue is disaggregated by major component for each category on the consolidated statements of operations (in thousands).

Thirteen Weeks Ended March 27, 2022:	Domestic	International	Total Revenue
Restaurant sales	$118,713	$—	$118,713
Franchise income	4,102	628	4,730
Other operating income	2,689	—	2,689
Total revenue	$125,504	$628	$126,132

Thirteen Weeks Ended March 28, 2021:	Domestic	International	Total Revenue
Restaurant sales	$81,636	$—	$81,636
Franchise income	3,328	464	3,792
Other operating income	1,855	—	1,855
Total revenue	$86,819	$464	$87,283

The following table provides information about receivables and deferred revenue liabilities from contracts with customers (in thousands).

	March 27,	December 26,
	2022	2021
Accounts receivable, less allowance for doubtful accounts 2022 - $127; 2021 - $106	$12,426	$24,179
Deferred revenue	$61,298	$69,029
Unearned franchise fees	$2,444	$2,219

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the first thirteen weeks of fiscal year 2022 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 26, 2021	$69,029	$2,219
Decreases in the beginning balance from gift card redemptions	(13,790)	—
Increases due to proceeds received, excluding amounts recognized during the period	6,057	—
Decreases due to recognition of franchise development and opening fees	—	(75)
Increases due to proceeds received for franchise development and opening fees	—	300
Other	2	—
Balance at March 27, 2022	$61,298	$2,444

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the first thirteen weeks of fiscal year 2021 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 27, 2020	$59,030	$2,186
Decreases in the beginning balance from gift card redemptions	(10,668)	—
Increases due to proceeds received, excluding amounts recognized during the period	6,200	—
Decreases due to recognition of franchise development and opening fees	—	(58)
Increases due to proceeds received for franchise development and opening fees	—	—
Other	7	—
Balance at March 28, 2021	$54,569	$2,128

(5) Long-term Debt

Long-term debt consists of the following (in thousands):

	March 27,	December 26,
	2022	2021

Senior Credit Facility:
Revolving credit facility	$50,000	$70,000
Less current maturities	—	—
	$50,000	$70,000

As of March 27, 2022, the Company had $50.0 million of outstanding indebtedness under its senior credit facility with approximately $85.3 million of borrowings available, net of outstanding letters of credit of approximately $4.7 million. As of March 27, 2022, the weighted average interest rate on the Company’s outstanding debt was 2.6% and the weighted average interest rate on its outstanding letters of credit was 1.9%. In addition, the fee on the Company’s unused senior credit facility was 0.3%.

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

The Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants, as described below, requiring a minimum fixed coverage charge ratio as defined in the Credit Agreement (“Fixed Charge Coverage Ratio”) limiting the Company’s actual leverage ratio as defined in the Credit Agreement (“Maximum Consolidated Leverage Ratio”). The October 2021 amendment and restatement of the Credit Agreement restored the Fixed Charge Coverage Ratio and Maximum Consolidated Leverage Ratio to a Fixed Charge Coverage Ratio equal to or greater than 1.25:1.00 and Maximum Consolidated Leverage Ratio no greater than 3.00:1.00. Effective with the October 2021 amendment and restatement of the Credit Agreement, dividends and share repurchases are not limited if the Company's Consolidated Leverage Ratio is less than 2.50:1.00 and holds a minimum liquidity of $25.0 million. The Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company. If any event of default occurs and is not cured within the applicable grace period or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments and the lenders’ commitments may be terminated. The obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries and are secured by a lien on substantially all of the Company’s personal property assets other than any equity interest in current and future subsidiaries of the Company.

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

The applicable margin is based on the Company’s Maximum Consolidated Leverage Ratio, ranging from (a) 1.50% to 2.25% above the applicable LIBOR rate or (b) 0.50% to 1.25% above the applicable Base Rate.

As of March 27, 2022, we were in compliance with all covenants pertaining to the Credit Agreement.  Subsequent to the end of the first quarter of fiscal year 2022, the Company paid down $25.0 million in outstanding indebtedness under its senior credit facility.

(6) Shareholders’ Equity

In October 2019, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time. As a result of the impacts to our business arising from the COVID-19 pandemic, the Company suspended its share repurchase program. During the third quarter of fiscal year 2021 the Company resumed its share repurchase program and 887,515 shares were repurchased at an aggregate cost of $16.6 million, or an average cost of $18.69 per share, through   December 27, 2021. There were no shares repurchased during the first quarter of fiscal year 2022.  As of March 27, 2022, $25.0 million remained available for future purchases under the share repurchase program.

As a result of the impacts to our business arising from the COVID-19 pandemic, the Company suspended its dividend payments. During the first quarter of fiscal year 2022, the Company resumed its dividend. The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2022
January 6, 2022	$0.12	February 3, 2022	$4,109	February 17, 2022

Subsequent to the end of the first quarter of fiscal year 2022, the Company's Board of Directors declared a regular quarterly cash dividend of $0.14 per common and restricted share, or approximately $4.9 million in the aggregate based on the number of shares currently outstanding, payable on June 2, 2022 to stockholders of record as of the close of business on May 19, 2022.

Outstanding unvested restricted stock is not included in common stock outstanding amounts. Restricted stock awards outstanding as of March 27, 2022 totaled 747,189 shares. Restricted stock units outstanding as of March 27, 2022 totaled 79,143 shares. Performance-based stock awards (in the form of market stock units and performance stock units) outstanding as of March 27, 2022 totaled 205,769 shares.

(7) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment. The Company does not rely on any major customers as a source of revenue. The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of March 27, 2022, (i) the Company-owned steakhouse restaurant segment included 74 Ruth’s Chris Steak House restaurants and three Ruth’s Chris Steak House restaurants operating under contractual agreements and (ii) the franchise operations segment included 74 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the Company-owned steakhouse segment for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment.

Segment information related to the Company’s two reportable business segments follows (in thousands):

	13 Weeks Ended
	March 27,	March 28,
	2022	2021

Revenues:
Company-owned steakhouse restaurants	$119,993	$82,693
Franchise operations	4,730	3,792
Unallocated other revenue and revenue discounts	1,409	798
Total revenues	$126,132	$87,283

Segment profits:
Company-owned steakhouse restaurants	$26,742	$22,189
Franchise operations	4,730	3,792
Total segment profit	31,472	25,981

Unallocated operating income	1,409	798
Marketing and advertising expenses	(4,915)	(1,993)
General and administrative costs	(9,241)	(7,196)
Depreciation and amortization expenses	(4,793)	(5,063)
Pre-opening costs	(881)	(445)
Interest expense, net	(324)	(1,303)
Other income	28	44
Income before income tax expense	$12,755	$10,823

Capital expenditures:
Company-owned steakhouse restaurants	$6,907	$359
Corporate assets	3,143	—
Total capital expenditures	$10,050	$359

	March 27,	December 26,
	2022	2021
Total assets:
Company-owned steakhouse restaurants	$417,018	$404,929
Franchise operations	2,154	2,801
Corporate assets - unallocated	95,711	128,249
Total assets	$514,883	$535,979

(8) Stock-Based Employee Compensation

On May 15, 2018, the Company’s stockholders approved a new 2018 Omnibus Incentive Plan (the "2018 Plan") which replaced the Amended and Restated 2005 Equity Incentive Plan (the "2005 Plan"), which expired on May 30, 2018. The 2018 Plan authorizes 2.5 million shares reserved for future grants. Awards that were previously awarded under the 2005 Plan that are forfeited or cancelled in the future will be made available for grant or issuance under the 2018 Plan. The 1,649,394 shares that were authorized but unissued under the 2005 Plan as of May 15, 2018 were cancelled. As of March 27, 2022, there were no shares of common stock issuable upon exercise of currently outstanding options, and 40,920 currently outstanding unvested restricted stock awards under the 2005 Plan. As of March 27, 2022, there were 991,180 currently outstanding unvested restricted stock awards, restricted stock units, and performance stock awards under the 2018 Plan. As of March 27, 2022, the 2018 Plan has 1,640,943 shares available for future grants. During the first thirteen weeks of fiscal year 2022, the Company issued 250,704 restricted stock awards and units and 174,661 performance-based stock units to directors, officers and other employees of the Company. Of the 425,365 restricted stock units, restricted stock units and performance stock awards issued during the first thirteen weeks of fiscal year 2022, 94,341 shares will vest in fiscal year 2023, 94,341 shares will vest in fiscal year 2024, 229,463 shares will vest in fiscal year 2025 and 7,220 shares will vest in fiscal year 2027. Total stock compensation expense recognized during the first thirteen weeks of fiscal years 2022 and 2021 was $1.8 million and $1.6 million, respectively.

(9) Income Taxes

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	13 Weeks Ended
	March 27,	March 28,
	2022	2021
Income tax expense at statutory rates	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	3.9%	4.3%
Federal employment tax credits	(8.3%)	(10.0%)
Non-deductible executive compensation	1.9%	1.6%
Stock-based compensation	(0.1%)	(1.1%)
Other	(0.0%)	(0.1%)
Effective tax rate	18.4%	15.7%

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

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and many state jurisdictions, respectively.  With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations for the years before 2017.

(10) Earnings Per Share

The following table sets forth the computation of earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended
	March 27,	March 28,
	2022	2021
Net income (loss)	$10,413	$9,125
Shares:
Weighted average number of common shares outstanding - basic	33,589,838	34,282,733
Weighted average number of common shares outstanding - diluted	33,885,076	34,599,764

Basic earnings (loss) per common share	$0.31	$0.27

Diluted earnings (loss) per common share	$0.31	$0.26

Diluted earnings per share for the first quarter of fiscal years 2022 and 2021 excludes restricted shares of 11,006 and 4,005, respectively, which were outstanding during the period but were anti-dilutive and had no exercise price.

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

The Company is subject to unclaimed or abandoned property (escheat) laws which require the Company to turn over to certain state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. The Company is subject to audit of its escheatment practices by individual U.S. states.

On February 26, 2018, a former restaurant hourly employee filed a class action lawsuit in the Superior Court of the State of California for the County of Riverside, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to pay minimum wages, permit required meal and rest breaks and provide accurate wage statements, among other claims.  On September 2, 2020, the class action lawsuit was amended to include two additional proposed class representatives.  This lawsuit seeks unspecified penalties under the California's Private Attorney's General Act in addition to other monetary payments (Quiroz Guerrero, et al. v. Ruth's Hospitality Group, Inc, et al.; Case No RIC1804127).  The parties are currently engaged in discovery and the court has set a briefing schedule on class certification for mid-2022.  Although the ultimate outcome of this matter, including any possible loss, cannot be predicted, or reasonably estimated at this time, we have vigorously defended this matter and intend to continue to do so.  Additionally, on July 29, 2021, September 17, 2021, and October 19, 2021, other former restaurant hourly employees filed complaints in the Superior Court of the State of California for the County of San Francisco, the County of Los Angeles, and the County of Contra Costa alleging causes of action substantially similar to the allegations made in the Quiroz Guerrero action, which cases may be consolidated with the Quiroz Guerrero action.

The Company currently buys a majority of its beef from two suppliers. Although there are a limited number of beef suppliers, management believes that other suppliers could provide similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely.  The COVID-19 pandemic has affected and will continue to adversely affect our revenue, operating costs and liquidity, and we cannot predict how long the outbreak will last or what other government responses may occur.

Our restaurant operations could be further disrupted if large numbers of our employees are diagnosed with COVID-19.  If a significant portion of our workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially materially adversely affecting our liquidity, financial condition, or results of operations.

Our suppliers could be adversely impacted by the COVID-19 pandemic.  If our suppliers' employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face shortages of food items or other supplies at our restaurants, and our operations and sales could be adversely impacted by such supply interruptions.

Additional government regulations or legislation as a result of COVID-19 in addition to decisions we have made and may make in the future relating to the compensation of and benefit offerings for our restaurant Team Members could also have an adverse effect on our business.  We cannot predict the types of additional government regulations or legislation that may be passed relating to employee compensation or benefits as a result of the COVID-19 pandemic.

The Company could experience other potential impacts as a result of the COVID-19 pandemic that are not completely known at this time, including, but not limited to, charges from potential adjustments to the carrying amount of goodwill, indefinite-lived intangibles and long-lived impairment charges.  Our actual results may differ materially from the Company's current estimates as the scope of the COVID-19 pandemic evolves, depending largely though not exclusively on the duration of the disruption to its business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely result,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek”, “should,” “target,” “will be,” “will continue,” “will likely result,” “would” and other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals, including with respect to restaurant openings/re-openings and acquisitions or closures, capital expenditures, strategy, financial outlook, liquidity outlook, our effective tax rate, and the impact of inflation and recent accounting pronouncements, also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: the negative impact the COVID-19 pandemic has had and will continue to have on our business, financial condition, results of operations and cash flows; reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; impacts from the conflict in Ukraine, including potential supply disruptions, changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to income taxes, unclaimed property, Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; political conditions, civil unrest or other developments and risks in the markets where the Company’s restaurants are located; harmful actions taken by the Company’s franchisees; the inability to successfully integrate franchisee acquisitions into the Company’s business operations; economic, regulatory and other limitations on the Company’s ability to pursue new restaurant openings and other organic growth opportunities; a material failure, interruption or security breach of the Company’s information technology network; the Company’s indemnification obligations in connection with its sale of the Mitchell’s Restaurants; the Company’s ability to protect its name and logo and other proprietary information; an impairment in the financial statement carrying value of our goodwill, other intangible assets or property; gains or losses on lease modifications; the impact of litigation; the restrictions imposed by the Company’s credit agreement; changes in, or the suspension or discontinuation of the Company’s quarterly cash dividend payments or share repurchase program; and the inability to secure additional financing on terms acceptable to the Company. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Part II Item 1A of this Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2021, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have not occurred.

Overview

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of March 27, 2022, there were 151 Ruth’s Chris Steak House restaurants, including 74 Company-owned restaurants, three restaurants operating under contractual agreements and 74 franchisee-owned restaurants. A new Company-owned Steak House restaurant opened in March 2022 in Aventura, Florida.

The Ruth’s Chris menu features a broad selection of USDA Prime and other high-quality steaks and other premium offerings served in Ruth’s Chris’ signature fashion – “sizzling” and topped with butter – complemented by other traditional menu items inspired by our New Orleans heritage. The Ruth’s Chris restaurants reflect over 50 years committed to the core values instilled by our founder, Ruth Fertel, of caring for our guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere.

All Company-owned Ruth’s Chris Steak House restaurants are located in the United States. The franchisee-owned Ruth’s Chris Steak House restaurants include 23 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Philippines, Singapore and Taiwan.

In March 2020 the World Health Organization declared the novel coronavirus 2019 (COVID-19) a pandemic and the United States declared it a National Public Health Emergency, which has resulted in a significant reduction in revenue at the Company’s restaurants due to mandatory restaurant closures, capacity limitations, social distancing guidelines or other restrictions mandated by governments across the world, including federal, state, and local governments in the United States. As a result of these developments, the Company has experienced a significant negative impact on its revenues, results of operations and cash flows compared to periods prior to the onset of the pandemic. As of March 27, 2022, all of the Company-owned and -managed restaurants were open. This continues to be an unprecedented event in the Company’s history, and as the COVID-19 pandemic continues to evolve, it remains uncertain how the conditions surrounding COVID-19 will continue to change. The Company could experience macroeconomic impacts arising from the long duration of the COVID-19 pandemic, including labor shortages and supply chain disruptions. The extent to which COVID-19 will continue to impact the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the unknown duration and severity of the COVID-19 pandemic, which may be impacted by new and evolving variants of the COVID-19 virus, the adoption rate of the COVID-19 vaccines and boosters in the jurisdictions in which the Company operates, actions taken to contain the impact of COVID-19, and further actions that may be taken to limit the resulting public health and economic impact.

Following increases in the number of cases of COVID-19 throughout the United States and a spike in COVID-19 cases as a result of the Omicron, Omicron BA.2 and Omicron XE variant, some of our restaurants are subject to COVID-19-related restrictions such as mask and/ or vaccine requirements for team members, guests or both.  We continue to monitor state, local, and federal government regulatory and public health responses to the COVID-19 pandemic.

Our business is subject to seasonal fluctuations. Historically, our first and fourth quarters have tended to be the strongest revenue quarters due largely to the year-end holiday season and the popularity of dining out during the fall and winter months. Due to the impacts of COVID-19, it is uncertain whether future quarters will be stronger or weaker than the first fiscal quarter of 2022. Consequently, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any period may decrease.

Our Annual Report on Form 10-K for the fiscal year ended December 26, 2021 provides additional information about our business, operations and financial condition.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of total revenues for the periods indicated, except as otherwise noted. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	13 Weeks Ended
	March 27,	March 28,
	2022	2021
Revenues:
Restaurant sales	94.1%	93.5%
Franchise income	3.8%	4.3%
Other operating income	2.1%	2.2%
Total revenues	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	32.5%	28.1%
Restaurant operating expenses (percentage of restaurant sales)	46.0%	46.0%
Marketing and advertising	3.9%	2.3%
General and administrative costs	7.3%	8.2%
Depreciation and amortization expenses	3.8%	5.8%
Pre-opening costs	0.7%	0.5%
Total costs and expenses	89.7%	86.2%
Operating income	10.3%	13.8%
Other income (expense):
Interest expense, net	(0.2%)	(1.5%)
Other	0.0%	0.1%
Income before income taxes	10.1%	12.4%
Income tax expense	1.8%	1.9%
Net income	8.3%	10.5%

First Quarter Ended March 27, 2022 (13 Weeks) Compared to First Quarter Ended March 28, 2021 (13 Weeks)

Overview. Operating income increased by $969 thousand to $13.1 million for the first quarter of fiscal year 2022 from the income reported for the first quarter of fiscal year 2021. Operating income for the first quarter of fiscal year 2022 was favorably impacted by a $37.1 million increase in restaurant sales, a $938 thousand increase in franchise income and a $834 thousand increase in other operating income, offset by a $17.1 million increase in restaurant operating expenses, a $15.7 million increase in food and beverage costs, a $2.9 million increase in marketing and advertising costs, and a $2.0 million increase in general and administrative costs. Net income increased from the first quarter of fiscal year 2021 by $1.3 million to $10.4 million.

Segment Profits. Segment profitability information is presented in Note 7 in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements”. Segment profit for the first quarter of fiscal year 2022 for the Company-owned steakhouse restaurant segment increased by $4.6 million to a $26.7 million profit compared to the first quarter of fiscal year 2021. The increase was driven primarily by a $37.3 million increase in restaurant sales offset by a $17.1 million increase in restaurant operating expenses and a $15.7 million increase in food and beverage costs. Franchise income increased $938 thousand in the first quarter of fiscal year 2022 compared to the first quarter of fiscal year 2021.

Restaurant Sales. Restaurant sales increased by $37.1 million, or 45.4%, to $118.7 million in the first quarter of fiscal year 2022 from the first quarter of fiscal year 2021.  Company-owned comparable restaurant sales in the first quarter of fiscal year 2022 were $115.1 million, which represented an increase of $33.7 million, or 41.5%,  compared to the first quarter of fiscal year 2021.

Franchise Income. Franchise income in the first quarter of fiscal year 2022 increased by $938 thousand, or 24.7%, to $4.7 million compared to the first quarter of fiscal year 2021. The increase in franchise income compared to the first quarter of fiscal year 2021 was due to an increase in franchisee-owned restaurant sales.

Other Operating Income. Other operating income increased by $834 thousand in the first quarter of fiscal year 2022 compared to the first quarter of fiscal year 2021. The increase was primarily due to an increase in breakage income of $611 thousand resulting from an increase in gift card redemptions and a $228 thousand increase in income from miscellaneous charges generated in the restaurants. The increase in these items was primarily due to increases in restaurant sales and gift card redemptions.

Food and Beverage Costs. Food and beverage costs increased by $15.7 million, or 68.5%, to $38.6 million in the first quarter of fiscal year 2022 compared to the first quarter of fiscal year 2021 primarily due to increased restaurant sales. As a percentage of restaurant sales, food and beverage costs increased to 32.5% in the first quarter of fiscal year 2022 from 28.1% in the first quarter of fiscal year 2021, primarily driven by a 37% increase in beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased by $17.1 million, or 45.4%, to $54.6 million in the first quarter of fiscal year 2022 from the first quarter of fiscal year 2021. Restaurant operating expenses, as a percentage of restaurant sales, were unchanged at 46.0% in the first quarter of fiscal year 2022 compared to the first quarter of fiscal year 2021.

Marketing and Advertising. Marketing and advertising expenses increased by $2.9 million, or 146.6%, to $4.9 million in the first quarter of fiscal year 2022 from the first quarter of fiscal year 2021. The increase in marketing and advertising expenses in the first quarter of fiscal year 2022 was attributable to a $1.4 million increase in digital and data transformation expenses and increasing expenses as the Company resumes its marketing programs that were suspended as a result of its response to the COVID-19 pandemic.

General and Administrative Costs. General and administrative costs increased by $2.0 million, or 28.4%, to $9.2 million in the first quarter of fiscal year 2022 from the first quarter of fiscal year 2021. The increase in general and administrative costs in the first quarter of fiscal year 2022 was primarily attributable to a $992 thousand increase in incentive-based compensation and a $544 thousand increase in professional fees over the first fiscal quarter of 2021.  As a percentage of revenue, general and administrative costs decreased from 8.2% in the first quarter of fiscal year 2021 to 7.3% in the first quarter of fiscal year 2022 primarily due to increased sales.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased by $270 thousand to $4.8 million in the first quarter of fiscal year 2022 from the first quarter of fiscal year 2021.

Pre-opening Costs. Pre-opening costs were $881 thousand in the first quarter of fiscal year 2022. These expenses are primarily due to the opening of the Ruth’s Chris Steak House restaurant in Aventura, Florida in March 2022 and recognition of rent expense at unopened Ruth’s Chris Steak House restaurants where the Company has taken possession of the property. Pre-opening costs were $445 thousand in the first quarter of fiscal year 2021 primarily due to the recognition of rent expense at four unopened Ruth’s Chris Steak House restaurants where the Company had taken possession of the properties.

Interest Expense. Interest expense decreased $979 thousand to $324 thousand in the first quarter of fiscal year 2022 compared to $1.3 million in the first quarter of fiscal year 2021. The decrease is primarily due to a lower average debt balance in the first quarter of fiscal year 2022.

Other Income and Expense. During the first quarter of fiscal year 2021, we recognized other income of $28 thousand. During the first quarter of fiscal year 2021, we recognized other income of $44 thousand.

Income Tax Expense. During the first quarter of fiscal year 2022, we recognized income tax expense of $2.3 million compared to $1.7 million during the first quarter of fiscal year 2021. The effective tax rate, including the impact of discrete items, increased to 18.4% for the first quarter of fiscal year 2022 compared to 15.7% for the first quarter of fiscal year 2021, primarily due to a higher level of pre-tax income generation in the first quarter of fiscal year 2022 compared to the first quarter of fiscal year 2021. Fiscal year 2022 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2022 to differ from the effective tax rate for the first quarter of fiscal year 2022.

Net Income. Net income was $10.4 million in the first quarter of fiscal year 2022, which reflected an increase of $1.3 million compared to $9.1 million in the first quarter of fiscal year 2021. The increase was attributable to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal sources of cash have been historically provided by our operating activities as well as periodic borrowings from our senior credit facility. During the first thirteen weeks of fiscal year 2022 our principal uses of cash flow were debt repayments, capital expenditures and dividend payments.

During the fourth quarter of fiscal year 2019, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $60 million of outstanding common stock from time to time. As a result of the impacts to our business arising from the COVID-19 pandemic, the Company suspended its share repurchase program. During the third quarter of fiscal year 2021 the Company resumed its share repurchase program and repurchased 887,515 shares at an aggregate cost of $16.6 million or an average cost of $18.69 per share through December 27, 2021. All repurchased shares were retired and cancelled.  No shares were repurchased during the first quarter of fiscal year 2022.

The Company also resumed payments of dividends in the first quarter of fiscal year 2022 with a $0.12 per share dividend paid on February 17, 2022.  Subsequent to the end of the first quarter of fiscal year 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.14 per share payable on June 2, 2022, to shareholders of record as of the close of business on May 19, 2022.

We believe that our current cash position, coupled with our anticipated cash flow from operations should provide us with adequate liquidity for the next twelve months and, when combined with our access to additional capital, should provide us with adequate liquidity for the foreseeable future.  As of March 27, 2022, we were in compliance with all covenants pertaining to the Credit Agreement.

Senior Credit Facility

As of March 27, 2022, we had $50.0 million of outstanding indebtedness under our senior credit facility and approximately $4.7 million of outstanding letters of credit, pursuant to a credit agreement entered into with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (as amended, as of the end of fiscal year 2021, the “Credit Agreement ”). As of March 27, 2022, the weighted average interest rate on our outstanding debt was 2.6% and the weighted average interest rate on our outstanding letters of credit was 1.9%. In addition, the fee on the unused portion of our senior credit facility was 0.3%.  Subsequent to the end of the first quarter of fiscal year 2022, the Company paid down $25.0 million in outstanding indebtedness under the Credit Agreement, resulting in outstanding indebtedness under the Credit Agreement of $25.0 million as of April 22, 2022.

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

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	13 Weeks Ended
	March 27,	March 28,
	2022	2021
Net cash provided by (used in):
Operating activities	$9,533	$19,208
Investing activities	(10,050)	(359)
Financing activities	(24,830)	(1,933)
Net (decrease) increase in cash and cash equivalents	$(25,347)	$16,916

Operating Activities. Operating activities provided cash during the first thirteen weeks of fiscal year 2022 and the first thirteen weeks of fiscal year 2021. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising, general and administrative costs, and income taxes. Operating activities provided cash flows primarily because operating revenues have exceeded cash-based expenses.

Investing Activities. Cash used in investing activities totaled $10.1 million in the first thirteen weeks of fiscal year 2022 compared with $359 thousand used in the first thirteen weeks of fiscal year 2021. Cash used in investing projects during the first thirteen weeks of fiscal year 2022 primarily pertained to $6.1 million for new restaurants, $2.5 million for technology investments and upgrades, and $1.5 million for restaurant remodel and capital replacement projects. Cash used in investing activities during the first thirteen weeks of fiscal year 2021 primarily pertained capital replacement projects.

Financing Activities. Financing activities used cash during the first thirteen weeks of fiscal year 2022 and the first thirteen weeks of fiscal year 2021. During the first thirteen weeks of fiscal year 2022, we reduced debt by $20.0 million, paid $4.1 million in dividends and paid $721 thousand in employee withholding taxes in connection with the vesting of restricted stock. We paid the $721 thousand in taxes in connection with the vesting of restricted stock for recipients who elected to satisfy their individual tax withholding obligations by having us withhold a number of vested shares of restricted stock. During the first thirteen weeks of fiscal year 2021, we paid $1.8 million in employee withholding taxes in connection the with vesting of restricted stock and paid $132 thousand in deferred financing costs.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 26, 2021 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first thirteen weeks of fiscal year 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At March 27, 2022, the Company had $50.0 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2022 of approximately $500 thousand.

Effect of Healthcare Inflation

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

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first thirteen weeks of fiscal years 2022 and 2021, franchise income attributable to international locations was approximately $628 thousand and $464 thousand, respectively, which is less than 1% of total annual revenue.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices.  Given the historical volatility of beef and other food prices, this exposure can impact the Company's food and beverage costs.  As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. The Company experienced 37% inflation in beef prices in the first quarter of fiscal year 2022 compared to the first quarter of fiscal year 2021.  During the third quarter of fiscal year 2021, we negotiated set pricing on approximately 10% of our beef supply from mid-September 2021 into mid-March 2022. During the first quarter of fiscal year 2022, we negotiated set pricing on approximately 20% of our beef supply from mid-March 2022 through mid-August 2022.  The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. Holding other variables constant, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $6.0 million to $7.0 million for fiscal year 2022.

From time to time, the Company enters into purchase price agreements for other lower-volume food products, including poultry and seafood. In the past, certain types of poultry and seafood have experienced fluctuations in availability. Poultry and seafood is also subject to fluctuations in price based on availability, which is often seasonal. If certain types of poultry and seafood are unavailable, or if the Company’s costs increase, the Company’s results of operations could be adversely affected.

Effects of Inflation

Components of the Company's operations subject to inflation include food, beverage, lease and labor costs.  The Company's leases require it to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases.  The Company believes that general inflation, excluding increases in food, employee wages and employee health plan costs, has not had a material impact on its results of operations in recent years. Routinely, governmental entities acted to increase minimum wage rates in jurisdictions where Company-owned restaurants are located, which increases our operating costs.  Also, the U.S. government may act to further increase the federal minimum wage rate and/or decrease or eliminate the tip credit which could further increase employee compensation costs and related taxes in 2022 if adopted.  The increased minimum wage rates are not expected to materially increase employee compensation and related taxes in fiscal year 2022 compared to fiscal year 2021. If prices increase, operating margins could be materially adversely affected.  Holding other variables constant, a hypothetical 10% increase in other operating costs would have an approximate impact on pre-tax earnings ranging from $5.0 million to $6.0 million for fiscal year 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 27, 2022. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 27, 2022 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended March 27, 2022, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11 in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements” for a summary of legal proceedings.

ITEM 1A. RISK FACTORS

See our risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2021. Circumstances and events described in such risk factors could result in significant adverse effects on our financial position, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the first quarter ended March 27, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased under the Program – Amounts in thousands

December 27, 2021 to January 30, 2022	—	—	—	$24,966
January 31, 2022 to February 27, 2022	—	—	—	$24,966
February 28, 2022 to March 27, 2022	—	—	—	$24,966
Totals for the fiscal quarter	—	$—	—	$24,966

In October 2019, the Company’s Board of Directors approved a share repurchase program authorizing us to repurchase up to $60 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors. During the first thirteen weeks of fiscal year 2022, the Company did not repurchase any shares as part of the share repurchase program. The Company conducts any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.  The share repurchase program does not obligate the Company to repurchase any dollar amount or number of its shares, and the program has no termination date. As of March 27, 2022, $25.0 million remained available for further purchases under the program.  The Company's Credit Agreement currently does not limit dividends and share repurchases if the Company's Consolidated Leverage Ratio is less than 2.50:1.00 and holds a minimum liquidity of $25.0 million.  As of March 27, 2022 our Consolidated Leverage Ratio was less than 2.50:1.00.

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
Kristy Chipman
Executive Vice President, Chief Financial Officer, and Chief Operating Officer (Principal Financial and Accounting Officer)

Date: May 6, 2022