Form 10-Q
period 2022-06-26
Ruths Hospitality Group, Inc.
filed 2022-08-05
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2022

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

The number of shares outstanding of the registrant’s common stock as of July 29, 2022 was 33,790,585, which includes 1,005,872 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	June 26,	December 26,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$44,866	$92,133
Accounts receivable, less allowance for doubtful accounts 2022 - $99; 2021 - $106	34,263	41,588
Inventory	8,199	8,554
Prepaid expenses and other	4,543	3,919
Total current assets	91,871	146,194
Property and equipment, net of accumulated depreciation 2022 - $201,473; 2021 - $195,853	135,879	121,706
Operating lease right of use assets	192,461	173,754
Goodwill	45,549	45,549
Franchise rights, net of accumulated amortization 2022 - $9,902; 2021 - $8,779	41,116	42,239
Other intangibles, net of accumulated amortization 2022 - $1,763; 2021 - $1,698	5,062	4,990
Deferred income taxes	221	—
Other assets	1,653	1,547
Total assets	$513,812	$535,979

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$8,780	$11,685
Accrued payroll	12,188	17,097
Accrued expenses	15,001	12,924
Deferred revenue	58,689	69,029
Current operating lease liabilities	17,168	17,006
Other current liabilities	3,105	7,674
Total current liabilities	114,931	135,415
Long-term debt	40,000	70,000
Operating lease liabilities	215,787	192,666
Unearned franchise fees	2,377	2,219
Deferred income taxes	—	399
Other liabilities	69	69
Total liabilities	373,164	400,768
Commitments and contingencies (Note 11)	—	—

Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 33,142,303 shares issued and outstanding at June 26, 2022, 33,575,337 shares issued and outstanding at December 26, 2021	331	336
Additional paid-in capital	62,406	68,923
Retained earnings	77,911	65,952
Treasury stock, at cost; 71,950 shares at June 26, 2022 and December 26, 2021	—	—
Total shareholders' equity	140,648	135,211
Total liabilities and shareholders' equity	$513,812	$535,979

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statement—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended		26 Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2022	2021	2022	2021
Revenues:
Restaurant sales	$120,758	$104,165	$239,472	$185,801
Franchise income	5,129	4,528	9,860	8,320
Other operating income	2,760	2,217	5,447	4,072
Total revenues	128,647	110,910	254,779	198,193

Costs and expenses:
Food and beverage costs	35,962	31,607	74,573	54,528
Restaurant operating expenses	54,241	45,400	108,880	82,983
Marketing and advertising	4,747	3,232	9,662	5,225
General and administrative costs	9,327	8,774	18,568	15,970
Depreciation and amortization expenses	5,135	5,084	9,928	10,147
Pre-opening costs	743	159	1,625	604
Loss on legal settlement	6,000	—	6,000	—
Loss on impairment	—	394	—	394
Total costs and expenses	116,155	94,650	229,236	169,851

Operating income	12,492	16,260	25,543	28,342

Other income (expense):
Interest expense, net	(239)	(1,128)	(563)	(2,431)
Other	34	36	62	80

Income before income taxes	12,287	15,168	25,042	25,991
Income tax expense	1,952	2,757	4,294	4,455
Net income	$10,335	$12,411	$20,748	$21,536

Basic earnings per common share	$0.31	$0.36	$0.62	$0.63

Diluted earnings per common share	$0.31	$0.36	$0.61	$0.62

Shares used in computing earnings per common share:
Basic	33,529,727	34,398,251	33,559,783	34,340,492
Diluted	33,866,977	34,652,869	33,868,651	34,620,626

Cash dividends declared per common share	$0.14	$—	$0.26	$—

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

(Amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders'
	Shares	Value	Capital	Earnings	Shares	Value	Equity
Balance at December 26, 2021	33,575	$336	$68,923	$65,952	72	$—	$135,211
Net income	—	—	—	10,413	—	—	10,413
Cash dividends, $0.12 per common share	—	—	—	(4,109)	—	—	(4,109)
Shares issued under stock compensation plan net of shares withheld for tax effects	84	1	(722)	—	—	—	(721)
Stock-based compensation	—	—	1,754	—	—	—	1,754
Balance at March 27, 2022	33,659	$337	$69,955	$72,256	72	$—	$142,548
Net income	—	—	—	10,335	—	—	10,335
Cash dividends, $0.14 per common share	—	—	—	(4,680)	—	—	(4,680)
Repurchase of common stock	(530)	(5)	(9,537)	—	—	—	(9,542)
Shares issued under stock compensation plan net of shares withheld for tax effects	13	(1)	(127)	—	—	—	(128)
Stock-based compensation	—	—	2,116	—	—	—	2,116
Balance at June 26, 2022	33,142	$331	$62,406	$77,911	72	$—	$140,648

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders'
	Shares	Value	Capital	Earnings	Shares	Value	Equity
Balance at December 27, 2020	34,257	$343	$83,424	$23,677	72	$—	$107,444
Net income	—	—	—	9,125	—	—	9,125
Shares issued under stock compensation plan net of shares withheld for tax effects	128	1	(1,802)	—	—	—	(1,801)
Stock-based compensation	—	—	1,564	—	—	—	1,564
Balance at March 28, 2021	34,385	$344	$83,186	$32,802	72	$—	$116,332
Net loss	—	—	—	12,411			12,411
Shares issued under stock compensation plan net of shares withheld for tax effects	42	—	(618)	—	—	—	(618)
Stock-based compensation	—	—	1,184	—	—	—	1,184
Balance at June 27, 2021	34,427	$344	$83,753	$45,213	72	$—	$129,310

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	26 Weeks Ended
	June 26,	June 27,
	2022	2021
Cash flows from operating activities:
Net income	$20,748	$21,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,928	10,147
Deferred income taxes	(620)	1,297
Non-cash interest expense	108	284
Loss on impairment	—	394
Stock-based compensation expense	3,870	2,748
Changes in operating assets and liabilities:
Accounts receivable	11,492	8,393
Inventories	355	(518)
Prepaid expenses and other	(624)	(682)
Other assets	(213)	11
Accounts payable and accrued expenses	(6,416)	6,825
Deferred revenue	(10,340)	(5,303)
Operating lease liabilities and assets	407	(4,719)
Other liabilities	(3,689)	1,591
Net cash provided by operating activities	25,006	42,004
Cash flows from investing activities:
Acquisition of property and equipment	(23,093)	(2,504)
Net cash used in investing activities	(23,093)	(2,504)
Cash flows from financing activities:
Principal borrowings on long-term debt	15,000	—
Principal repayments on long-term debt	(45,000)	(45,000)
Repurchase of common stock	(9,542)	—
Cash dividend payments	(8,789)	—
Tax payments from the vesting of restricted stock	(849)	(2,418)
Deferred financing costs	—	(145)
Net cash used in financing activities	(49,180)	(47,563)
Net decrease in cash and cash equivalents	(47,267)	(8,063)
Cash and cash equivalents at beginning of period	92,133	95,402
Cash and cash equivalents at end of period	$44,866	$87,339
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$431	$2,199
Income taxes	$10,286	$1,275
Noncash investing and financing activities:
Accrued acquisition of property and equipment	$749	$1,475

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the "Company") as of  June 26, 2022 and December 26, 2021 and for the thirteen and twenty-six week periods ended June 26, 2022 and June 27, 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of June 26, 2022, there were 151 Ruth’s Chris Steak House restaurants, including 74 Company-owned restaurants, three restaurants operating under contractual agreements and 74 franchisee-owned restaurants, including 23 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Philippines, Singapore and Taiwan. All Company-owned restaurants are located in the United States.  Subsequent to the end of the quarter, two new Company-owned Ruth's Chris Steak House restaurants were opened in Worcester, MA and Long Beach, CA.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended June 26, 2022 and June 27, 2021 are not necessarily indicative of the results that may be achieved for the full fiscal year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2021.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended June 26, 2022 and June 27, 2021 each contained thirteen weeks and are referred to herein as the second quarter of fiscal year 2022 and the second quarter of fiscal year 2021, respectively. Fiscal years 2022 and 2021 are both 52-week years.

COVID-19 Impact

In March 2020 the World Health Organization declared the novel coronavirus 2019 (COVID-19) a pandemic and the United States declared it a National Public Health Emergency, which has resulted in a significant reduction in revenue at the Company’s restaurants due to mandatory restaurant closures, capacity limitations, social distancing guidelines or other restrictions mandated by governments across the world, including federal, state and local governments in the United States. As a result of these developments, the Company has experienced a significant negative impact on its revenues, results of operations and cash flows compared to periods prior to the onset of the pandemic. As of June 26, 2022, all of the Company-owned and -managed restaurants were open. This continues to be an unprecedented event in the Company’s history, and as the COVID-19 pandemic continues to evolve, it remains uncertain how the conditions surrounding COVID-19 will continue to change. The Company has and could continue to experience macroeconomic impacts arising from the long duration of the COVID-19 pandemic, including operating restrictions, labor shortages and supply chain disruptions. The extent to which COVID-19 will continue to impact the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the unknown duration and severity of the COVID-19 pandemic, which may be impacted by new and evolving variants of the COVID-19 virus, the adoption rate of the COVID-19 vaccines in the jurisdictions in which the Company operates, the actions taken to contain the impact of COVID-19, and further actions that may be taken to limit the resulting public health and economic impact.

Following increases in the number of cases of COVID-19 throughout the United States and a spike in COVID-19 cases as a result of the Omicron and subsequent variants, some of our restaurants may become subject to COVID-19-related restrictions such as mask requirements for team members, guests or both.  We continue to monitor state, local, and federal government regulatory and public health responses to the COVID-19 pandemic.

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

(2) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of June 26, 2022 and December 26, 2021 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying value, plus unpaid interest and deferred financing costs of $938 thousand at June 26, 2022, represents a reasonable estimate of fair value (Level 2).

The Company did not have any non-financial assets measured at fair value on a non-recurring basis as of June 26, 2022.

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

As of June 26, 2022, all of the Company-owned Ruth’s Chris Steak House restaurants operated in leased premises, with the exception of the restaurant in Ft. Lauderdale, FL, which is an owned property, and the restaurants in Anaheim, CA, Lake Mary, FL, Princeton, NJ and South Barrington, IL, which operate on leased land. The leases generally provide for minimum annual rental payments with scheduled minimum rent payment increases during the terms of the leases. Certain leases also provide for rent deferral during the initial term, lease incentives in the form of tenant allowances to fund leasehold improvements, and/or contingent rent provisions based on the sales at the underlying restaurants. Most of the Company’s restaurant leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of June 26, 2022, the weighted average remaining lease term and discount rate for operating leases is 13.7 years and 5.4%, respectively.

The components of lease expense are as follows (in thousands):

		13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	Classification	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Operating lease cost	Restaurant operating expenses and general and administrative costs	$6,302	$4,125	$12,401	$8,476
Variable lease cost	Restaurant operating expenses and general and administrative costs	3,378	4,315	6,684	7,260
Total lease cost		$9,680	$8,440	$19,085	$15,736

As of June 26, 2022, maturities of lease liabilities are summarized as follows (in thousands):

Operating Leases
2022, excluding the first twenty-six weeks ended June 26, 2022	$18,326
2023	26,110
2024	25,900
2025	24,902
2026	23,657
Thereafter	220,812
Total future minimum rental commitments	339,707
Imputed interest	(106,752)
$232,955

Supplemental cash flow information related to operating leases was as follows (in thousands):

	26 Weeks Ended	26 Weeks Ended
	June 26, 2022	June 27, 2021
Cash paid for amounts included in the measurement of lease liabilities	$12,532	$10,760
Right-of-use assets obtained in exchange for lease obligations	$29,997	$1,096
Reduction of right-of-use assets and lease obligations from lease modifications and terminations	$—	$(8,572)

Additionally, as of June 26, 2022, the Company has executed three leases for new Ruth’s Chris Steak House Restaurant locations with undiscounted fixed payments over the initial term of $13.2 million. These leases will commence when the landlords make the properties available to the Company. These leases are expected to commence during the next 12 months. These leases are expected to have an economic lease term of 20 years. The Company will assess the reasonably certain lease term at the lease commencement date.

(4) Revenue

In the following tables, the Company’s revenue is disaggregated by major component for each category on the consolidated statements of operations (in thousands).

Thirteen Weeks Ended June 26, 2022:	Domestic	International	Total Revenue
Restaurant sales	$120,758	$—	$120,758
Franchise income	4,476	653	5,129
Other operating income	2,760	—	2,760
Total revenue	$127,994	$653	$128,647

Thirteen Weeks Ended June 27, 2021:	Domestic	International	Total Revenue
Restaurant sales	$104,165	$—	$104,165
Franchise income	4,106	422	4,528
Other operating income	2,217	—	2,217
Total revenue	$110,488	$422	$110,910

Twenty-Six Weeks Ended June 26, 2022:	Domestic	International	Total Revenue
Restaurant sales	$239,472	$—	$239,472
Franchise income	8,578	1,282	9,860
Other operating income	5,447	—	5,447
Total revenue	$253,497	$1,282	$254,779

Twenty-Six Weeks Ended June 27, 2021:	Domestic	International	Total Revenue
Restaurant sales	$185,801	$—	$185,801
Franchise income	7,434	886	8,320
Other operating income	4,072	—	4,072
Total revenue	$197,307	$886	$198,193

The following table provides information about receivables and deferred revenue liabilities from contracts with customers (in thousands).

	June 26,	December 26,
	2022	2021
Accounts receivable, less allowance for doubtful accounts 2022 - $99; 2021 - $106	$12,757	$24,179
Deferred revenue	$58,689	$69,029
Unearned franchise fees	$2,377	$2,219

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the first twenty-six weeks of fiscal year 2022 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 26, 2021	$69,029	$2,219
Decreases in the beginning balance from gift card redemptions	(22,729)	—
Increases due to proceeds received, excluding amounts recognized during the period	12,494	—
Decreases due to recognition of franchise development and opening fees	—	(142)
Increases due to proceeds received for franchise development and opening fees	—	300
Other	(105)	—
Balance at June 26, 2022	$58,689	$2,377

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the first twenty-six weeks of fiscal year 2021 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 27, 2020	$59,030	$2,186
Decreases in the beginning balance from gift card redemptions	(18,380)	—
Increases due to proceeds received, excluding amounts recognized during the period	13,065	—
Decreases due to recognition of franchise development and opening fees	—	(116)
Increases due to proceeds received for franchise development and opening fees	—	—
Other	12	—
Balance at June 27, 2021	$53,727	$2,070

(5) Long-term Debt

Long-term debt consists of the following (in thousands):

	June 26,	December 26,
	2022	2021

Senior Credit Facility:
Revolving credit facility	$40,000	$70,000
Less current maturities	—	—
	$40,000	$70,000

As of June 26, 2022, the Company had $40.0 million of outstanding indebtedness under its senior credit facility with approximately $95.3 million of borrowings available, net of outstanding letters of credit of approximately $4.7 million. As of June 26, 2022, the weighted average interest rate on the Company’s outstanding debt was 3.7% and the weighted average interest rate on its outstanding letters of credit was 1.9%. In addition, the fee on the Company’s unused senior credit facility was 0.3%.

The amended and restated credit agreement the Company entered into on October 18, 2021 with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (as amended, "Credit Agreement") provides for a revolving credit facility of $140.0 million with a $10.0 million sub-facility of letters of credit and a $5.0 million sub-facility for swingline loans. Subject to the satisfaction of certain conditions and lender consent, the revolving credit facility may be increased up to a maximum of $200.0 million. The Credit Agreement has a maturity date of October 18, 2026.

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

Interest rate margins and the fee for the unused commitment are calculated based on the Maximum Consolidated Leverage Ratio, and at the Company’s option, revolving loans may bear interest at either:

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

As of June 26, 2022, we were in compliance with all covenants pertaining to the Credit Agreement.

(6) Shareholders’ Equity

In October 2019, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $60 million of outstanding common stock from time to time. As a result of the impacts to our business arising from the COVID-19 pandemic, the Company suspended its share repurchase program. During the third quarter of fiscal year 2021 the Company resumed its share repurchase program and 887,515 shares were repurchased at an aggregate cost of $16.6 million, or an average cost of $18.69 per share, through   December 27, 2021. During the first twenty-six weeks of fiscal year 2022, 529,734  shares were repurchased at an aggregate cost of $9.5 million, or an average cost of $18.01 per share.  As of June 26, 2022, $15.4 million remained available for future purchases under the share repurchase program.  Subsequent to the end of the second quarter our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $60 million of outstanding common stock from time to time.  This share repurchase plan replaced the previous share repurchase plan announced in October 2019, which has been retired.

As a result of the impacts to our business arising from the COVID-19 pandemic, the Company previously suspended its dividend payments. During the first quarter of fiscal year 2022, the Company resumed its dividend. The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2022
January 6, 2022	$0.12	February 3, 2022	$4,109	February 17, 2022
May 6, 2022	$0.14	May 19, 2022	$4,680	June 2, 2022

Subsequent to the end of the second quarter of fiscal year 2022, the Company's Board of Directors declared a regular quarterly cash dividend of $0.14 per common and restricted share, or approximately $4.8 million in the aggregate based on the number of shares currently outstanding, payable on September 2, 2022 to stockholders of record as of the close of business on August 19, 2022.

Outstanding unvested restricted stock is not included in common stock outstanding amounts. Restricted stock awards outstanding as of June 26, 2022 totaled 729,694 shares. Restricted stock units outstanding as of June 26, 2022 totaled 79,143 shares. Performance-based stock awards (in the form of market stock units and performance stock units) outstanding as of June 26, 2022 totaled 205,769 shares.

(7) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment. The Company does not rely on any major customers as a source of revenue. The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of June 26, 2022, (i) the Company-owned steakhouse restaurant segment included 74 Ruth’s Chris Steak House restaurants and three Ruth’s Chris Steak House restaurants operating under contractual agreements and (ii) the franchise operations segment included 74 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the Company-owned steakhouse segment for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment.

Segment information related to the Company’s two reportable business segments follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2022	2021	2022	2021

Revenues:
Company-owned steakhouse restaurants	$122,417	$105,474	$242,409	$188,167
Franchise operations	5,129	4,528	9,860	8,320
Unallocated other revenue and revenue discounts	1,101	908	2,510	1,706
Total revenues	$128,647	$110,910	$254,779	$198,193

Segment profits:
Company-owned steakhouse restaurants	$32,214	$28,467	$58,956	$50,656
Franchise operations	5,129	4,528	9,860	8,320
Total segment profit	37,343	32,995	68,816	58,976

Unallocated operating income	1,101	908	2,510	1,706
Marketing and advertising expenses	(4,747)	(3,232)	(9,662)	(5,225)
General and administrative costs	(9,327)	(8,774)	(18,568)	(15,970)
Depreciation and amortization expenses	(5,135)	(5,084)	(9,928)	(10,147)
Pre-opening costs	(743)	(159)	(1,625)	(604)
Loss on settlement	(6,000)	—	(6,000)	—
Loss on impairment	—	(394)	—	(394)
Interest expense, net	(239)	(1,128)	(563)	(2,431)
Other income	34	36	62	80
Income before income tax expense	$12,287	$15,168	$25,042	$25,991

Capital expenditures:
Company-owned steakhouse restaurants	$9,634	$2,054	$16,541	$2,413
Corporate assets	3,409	91	6,552	91
Total capital expenditures	$13,043	$2,145	$23,093	$2,504

	June 26,	December 26,
	2022	2021
Total assets:
Company-owned steakhouse restaurants	$417,088	$404,929
Franchise operations	2,712	2,801
Corporate assets - unallocated	94,012	128,249
Total assets	$513,812	$535,979

(8) Stock-Based Employee Compensation

On May 15, 2018, the Company’s stockholders approved a new 2018 Omnibus Incentive Plan (the "2018 Plan") which replaced the Amended and Restated 2005 Equity Incentive Plan (the "2005 Plan"), which expired on May 30, 2018. The 2018 Plan authorizes 2.5 million shares reserved for future grants. Awards that were previously awarded under the 2005 Plan that are forfeited or cancelled in the future are made available for grant or issuance under the 2018 Plan. The 1,649,394 shares that were authorized but unissued under the 2005 Plan as of May 15, 2018 were cancelled. As of June 26, 2022, there were no shares of common stock issuable upon exercise of currently outstanding options, and 33,420 currently outstanding unvested restricted stock awards under the 2005 Plan. As of June 26, 2022, there were 981,185 currently outstanding unvested restricted stock awards, restricted stock units, and performance stock awards under the 2018 Plan. As of June 26, 2022, the 2018 Plan has 1,643,633 shares available for future grants. During the first twenty-six weeks of fiscal year 2022, the Company issued 250,704 restricted stock awards and units and 174,661performance-based stock units to directors, officers and other employees of the Company. Of the 425,365 restricted stock units, restricted stock units and performance stock awards issued during the first twenty-six weeks of fiscal year 2022, 94,341 shares will vest in fiscal year 2023, 94,341 shares will vest in fiscal year 2024, 229,463 shares will vest in fiscal year 2025 and 7,220 shares will vest in fiscal year 2027. Of the 229,463 shares that will vest in fiscal year 2025, 174,661 shares are variable, based on performance targets, and are reflected assuming they will be earned at 100% of target.  Total stock compensation expense recognized during the first twenty-six weeks of fiscal years 2022 and 2021 was $3.9 million and $2.7 million, respectively.

(9) Income Taxes

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	26 Weeks Ended
	June 26,	June 27,
	2022	2021
Income tax expense at statutory rates	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.0%	4.5%
Federal employment tax credits	(10.0%)	(9.7%)
Non-deductible executive compensation	2.2%	2.0%
Stock-based compensation	(0.0%)	(0.6%)
Other	(0.0%)	(0.1%)
Effective tax rate	17.2%	17.1%

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

(10) Earnings Per Share

The following table sets forth the computation of earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended		26 Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2022	2021	2022	2021
Net income	$10,335	$12,411	$20,748	$21,536
Shares:
Weighted average number of common shares outstanding - basic	33,529,727	34,398,251	33,559,783	34,340,492
Weighted average number of common shares outstanding - diluted	33,866,977	34,652,869	33,868,651	34,620,626

Basic earnings per common share	$0.31	$0.36	$0.62	$0.63

Diluted earnings per common share	$0.31	$0.36	$0.61	$0.62

Diluted earnings per share for the second quarter of fiscal year 2022 excludes restricted shares of 45,683 which were outstanding during the period but were anti-dilutive and had no exercise price.  There were no anti-dilutive shares during the second quarter of fiscal year 2021.  Diluted earnings per share for the first twenty-six weeks of fiscal year 2022 and 2021 excludes restricted shares of 22,714 and 347, respectively, which were outstanding during the period but were anti-dilutive and had no exercise price.

(11) Commitments and Contingencies

The Company is subject to various claims, possible legal actions and other matters arising in the normal course of business. Management does not expect disposition of these other matters to have a material adverse effect on the financial position, results of operations or liquidity of the Company. The Company expenses legal fees as incurred.

The legislation and regulations related to tax and unclaimed property matters are complex and subject to varying interpretations by both government authorities and taxpayers. The Company remits a variety of taxes and fees to various governmental authorities, including excise taxes, property taxes, sales and use taxes, and payroll taxes. The taxes and fees remitted by the Company are subject to review and audit by the applicable governmental authorities which could assert claims for additional assessments. Although management believes that its tax positions are reasonable, various taxing authorities may challenge certain of the positions taken by the Company which may result in additional liability for taxes and interest. These tax positions are reviewed periodically based on the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the identification of new tax contingencies, or the rendering of relevant court decisions. An unfavorable resolution of assessments by a governmental authority could negatively impact the Company’s results of operations and cash flows in future periods.

The Company is subject to unclaimed or abandoned property (escheat) laws which require the Company to turn over to certain state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. The Company is subject to audit of its escheatment practices by individual U.S. states.

On February 26, 2018, a former restaurant hourly employee filed a class action lawsuit in the Superior Court of the State of California for the County of Riverside, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to pay minimum wages, permit required meal and rest breaks and provide accurate wage statements, among other claims.  On September 2, 2020, the class action lawsuit was amended to include two additional proposed class representatives.  This lawsuit seeks unspecified penalties under California's Private Attorney's General Act in addition to other monetary payments (Quiroz Guerrero, et al. v. Ruth's Hospitality Group, Inc, et al.; Case No RIC1804127) (the "Quiroz Guerroro Action").   Additionally, on July 29, 2021, September 17, 2021, and October 19, 2021, other former restaurant hourly employees filed complaints in the Superior Court of the State of California for the County of San Francisco, the County of Los Angeles, and the County of Contra Costa alleging causes of action substantially similar to the allegations made in the Quiroz Guerrero Action (collectively, with the Quiroz Guerroro Action, the "Class Action Litigations"), which cases may be consolidated with the Quiroz Guerrero Action.  On May 11, 2022 a Memorandum of Understanding was signed with the plaintiffs in the Class Action Litigations agreeing to a $6.0 million legal settlement.  On June 8, 2022, the plaintiffs submitted a Petition for Coordination and Motion for Stay to the Chairperson of the Judicial Council, requesting assignment of a judge to determine whether it is appropriate to coordinate the Class Action Litigations to effectuate settlement approval in one venue.

The Company currently buys a majority of its beef from two suppliers. Although there are a limited number of beef suppliers, management believes that other suppliers could provide similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely.  The COVID-19 pandemic has affected and may again in the future adversely affect our revenue and operating costs, and we cannot predict how long the pandemic will last or what other government responses may occur.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely result,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek”, “should,” “target,” “will be,” “will continue,” “will likely result,” “would” and other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals, including with respect to restaurant openings/re-openings and acquisitions or closures, capital expenditures, strategy, financial outlook, liquidity outlook, our effective tax rate, and the impact of inflation and recent accounting pronouncements, also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: the negative impact the COVID-19 pandemic has had and will continue to have on our business, financial condition, results of operations and cash flows; reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; impacts from the conflict in Ukraine, including potential supply disruptions, and changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences; the ability to respond to anticipated inflationary pressures, including reductions in consumer discretionary income and our ability to pass along rising costs through increased selling prices, and unfavorable global or regional economic conditions, including economic slowdown or recession; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to income taxes, unclaimed property, Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; political conditions, civil unrest or other developments and risks in the markets where the Company’s restaurants are located; harmful actions taken by the Company’s franchisees; the inability to successfully integrate franchisee acquisitions into the Company’s business operations; economic, regulatory and other limitations on the Company’s ability to pursue new restaurant openings and other organic growth opportunities; a material failure, interruption or security breach of the Company’s information technology network; the Company’s indemnification obligations in connection with its sale of the Mitchell’s Restaurants; the Company’s ability to protect its name and logo and other proprietary information; an impairment in the financial statement carrying value of our goodwill, other intangible assets or property; gains or losses on lease modifications; the impact of litigation; the restrictions imposed by the Company’s credit agreement; changes in, or the suspension or discontinuation of the Company’s quarterly cash dividend payments or share repurchase program; and the inability to secure additional financing on terms acceptable to the Company. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Part II Item 1A of this Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2021, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have not occurred.

Overview

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of June 26, 2022, there were 151 Ruth’s Chris Steak House restaurants, including 74 Company-owned restaurants, three restaurants operating under contractual agreements and 74 franchisee-owned restaurants.  Subsequent to the end of the quarter two new Company-owned Ruth's Chris Steak House restaurants were opened in Worcester, MA and Long Beach, CA.

The Ruth’s Chris menu features a broad selection of USDA Prime and other high-quality steaks and other premium offerings served in Ruth’s Chris’ signature fashion – “sizzling” and topped with butter – complemented by other traditional menu items inspired by our New Orleans heritage. The Ruth’s Chris restaurants reflect over 55 years of commitment to the core values instilled by our founder, Ruth Fertel, of caring for our guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere.

All Company-owned Ruth’s Chris Steak House restaurants are located in the United States. The franchisee-owned Ruth’s Chris Steak House restaurants include 23 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Philippines, Singapore and Taiwan.

In March 2020 the World Health Organization declared the novel coronavirus 2019 (COVID-19) a pandemic and the United States declared it a National Public Health Emergency, which has resulted in a significant reduction in revenue at the Company’s restaurants due to mandatory restaurant closures, capacity limitations, social distancing guidelines or other restrictions mandated by governments across the world, including federal, state, and local governments in the United States. As a result of these developments, the Company has experienced a significant negative impact on its revenues, results of operations and cash flows compared to periods prior to the onset of the pandemic. As of June 26, 2022, all of the Company-owned and -managed restaurants were open. This continues to be an unprecedented event in the Company’s history, and as the COVID-19 pandemic continues to evolve, it remains uncertain how the conditions surrounding COVID-19 will continue to change. The Company has had and could continue to experience macroeconomic impacts arising from the long duration of the COVID-19 pandemic, including labor shortages and supply chain disruptions. The extent to which COVID-19 will continue to impact the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the unknown duration and severity of the COVID-19 pandemic, which may be impacted by new and evolving variants of the COVID-19 virus, the adoption rate of the COVID-19 vaccines and boosters in the jurisdictions in which the Company operates, actions taken to contain the impact of COVID-19, and further actions that may be taken to limit the resulting public health and economic impact.

Following increases in the number of cases of COVID-19 throughout the United States and a spike in COVID-19 cases as a result of the Omicron and subsequent variants, some of our restaurants are subject to COVID-19-related restrictions such as mask requirements for team members, guests or both. We continue to monitor state, local, and federal government regulatory and public health responses to the COVID-19 pandemic.

Our business is subject to seasonal fluctuations. Historically, our first and fourth quarters have tended to be the strongest revenue quarters due largely to the year-end holiday season and the popularity of dining out during the fall and winter months. Due to the impacts of COVID-19, it is uncertain whether future quarters will be stronger or weaker than the second fiscal quarter fiscal year 2022 or the first twenty-six weeks of fiscal year 2022. Consequently, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable restaurant sales for any period may decrease.

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

	13 Weeks Ended		26 Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2022	2021	2022	2021
Revenues:
Restaurant sales	93.9%	93.9%	94.0%	93.7%
Franchise income	4.0%	4.1%	3.9%	4.2%
Other operating income	2.1%	2.0%	2.1%	2.1%
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	29.8%	30.3%	31.1%	29.3%
Restaurant operating expenses (percentage of restaurant sales)	44.9%	43.6%	45.5%	44.7%
Marketing and advertising	3.7%	2.9%	3.8%	2.6%
General and administrative costs	7.3%	7.9%	7.3%	8.1%
Depreciation and amortization expenses	4.0%	4.6%	3.9%	5.1%
Pre-opening costs	0.6%	0.1%	0.6%	0.3%
Loss on legal settlement	4.7%	—	2.4%	—
Loss on impairment	—	0.4%	—	0.2%
Total costs and expenses	90.3%	85.3%	90.0%	85.7%
Operating income	9.7%	14.7%	10.0%	14.3%
Other income (expense):
Interest expense, net	(0.2%)	(1.0%)	(0.2%)	(1.2%)
Other	0.0%	0.0%	0.0%	0.0%
Income before income taxes	9.5%	13.7%	9.8%	13.1%
Income tax expense	1.5%	2.5%	1.7%	2.2%
Net income	8.0%	11.2%	8.1%	10.9%

Second Quarter Ended June 26, 2022 (13 Weeks) Compared to Second Quarter Ended June 27, 2021 (13 Weeks)

Overview. Operating income decreased by $3.8 million to $12.5 million for the second quarter of fiscal year 2022 from the operating income reported for the second quarter of fiscal year 2021. Operating income for the second quarter of fiscal year 2022 was favorably impacted by a $16.6 million increase in restaurant sales, a $601 thousand increase in franchise income and a $543 thousand increase in other operating income, offset by an $8.8 million increase in restaurant operating expenses, a $6.0 million increase in settlement losses, a $4.4 million increase in food and beverage costs, a $1.5 million increase in marketing and advertising costs, a $584 thousand increase in pre-opening costs and a $553 thousand increase in general and administrative costs. Net income decreased from the second quarter of fiscal year 2021 by $2.1 million to $10.3 million.

Segment Profits. Segment profitability information is presented in Note 7 in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements”. Segment profit for the second quarter of fiscal year 2022 for the Company-owned steakhouse restaurant segment increased by $3.7 million to a $32.2 million profit compared to the second quarter of fiscal year 2021. The increase was driven primarily by a $16.9 million increase in restaurant sales offset by an $8.8 million increase in restaurant operating expenses and a $4.4 million increase in food and beverage costs. Franchise income increased $601 thousand in the second quarter of fiscal year 2022 compared to the second quarter of fiscal year 2021.

Restaurant Sales. Restaurant sales increased by $16.6 million, or 15.9%, to $120.8 million in the second quarter of fiscal year 2022 from the second quarter of fiscal year 2021.  Company-owned comparable restaurant sales in the second quarter of fiscal year 2022 were $116.5 million, which represented an increase of $13.0 million, or 12.6%, compared to the second quarter of fiscal year 2021.

Franchise Income. Franchise income in the second quarter of fiscal year 2022 increased by $601 thousand, or 13.3%, to $5.1 million compared to the second quarter of fiscal year 2021. The increase in franchise income compared to the second quarter of fiscal year 2021 was due to an increase in franchisee-owned restaurant sales.

Other Operating Income. Other operating income increased by $543 thousand in the second quarter of fiscal year 2022 compared to the second quarter of fiscal year 2021. The increase was primarily due to an increase in breakage income of $192 thousand resulting from an increase in gift card redemptions and a $395 thousand increase in income from miscellaneous charges generated in the restaurants. The increase in these items was primarily due to increases in restaurant sales and gift card redemptions.

Food and Beverage Costs. Food and beverage costs increased by $4.4 million, or 13.8%, to $36.0 million in the second quarter of fiscal year 2022 compared to the second quarter of fiscal year 2021 primarily due to increased restaurant sales. As a percentage of restaurant sales, food and beverage costs decreased to 29.8% in the second quarter of fiscal year 2022 from 30.3% in the second quarter of fiscal year 2021, primarily driven by a 6.5% decrease in beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased by $8.8 million, or 19.5%, to $54.2 million in the second quarter of fiscal year 2022 from the second quarter of fiscal year 2021. Restaurant operating expenses, as a percentage of restaurant sales, were 44.9% in the second quarter of fiscal year 2022 compared to 43.6% in the second quarter of fiscal year 2021 primarily driven by higher labor costs from adding staff to our restaurants.

Marketing and Advertising. Marketing and advertising expenses increased by $1.5 million, or 46.9%, to $4.7 million in the second quarter of fiscal year 2022 from the second quarter of fiscal year 2021. The increase in marketing and advertising expenses in the second quarter of fiscal year 2022 was primarily attributable to a $1.0 million increase in digital and data transformation expenses.

General and Administrative Costs. General and administrative costs increased by $553 thousand, or 6.3%, to $9.3 million in the second quarter of fiscal year 2022 from the second quarter of fiscal year 2021.  As a percentage of revenue, general and administrative costs decreased from 7.9% in the second quarter of fiscal year 2021 to 7.3% in the second quarter of fiscal year 2022 primarily due to increased sales.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased by $51 thousand to $5.1 million in the second quarter of fiscal year 2022 from the second quarter of fiscal year 2021.

Pre-opening Costs. Pre-opening costs were $743 thousand in the second quarter of fiscal year 2022. These expenses are primarily due to the anticipated openings of three Ruth’s Chris Steak House restaurants in the third quarter of fiscal year 2022 and recognition of rent expense at unopened Ruth’s Chris Steak House restaurants where the Company has taken possession of the property. Pre-opening costs were $159 thousand in the second quarter of fiscal year 2021 primarily due to the recognition of rent expense at unopened Ruth’s Chris Steak House restaurants where the Company had taken possession of the properties.

Loss on Settlement.  During the second quarter of fiscal year 2022, the Company recorded a $6.0 million loss on settlement.  This expense relates to the signing of a Memorandum of Understanding to settle certain class action litigations.  Further information can be found in Note 11 in the condensed consolidated financial statements included in Item 1. "Financial Statements".

Loss on Impairment.  During the second quarter of fiscal year 2021, the Company recorded a $394 thousand loss on impairment of which $306 thousand related to long-lived assets as described in Note 2 in the notes to the condensed consolidated financial statements included in Item 1. "Financial Statements".  No loss on impairment was reported for the second quarter of fiscal year 2022.

Interest Expense. Interest expense decreased $889 thousand to $239 thousand in the second quarter of fiscal year 2022 compared to $1.1 million in the second quarter of fiscal year 2021. The decrease is primarily due to a lower average debt balance in the second quarter of fiscal year 2022, partially offset by a higher interest rate.

Other Income and Expense. During the second quarter of fiscal year 2021, we recognized other income of $34 thousand. During the second quarter of fiscal year 2021, we recognized other income of $36 thousand.

Income Tax Expense. During the second quarter of fiscal year 2022, we recognized income tax expense of $2.0 million compared to $2.8 million during the second quarter of fiscal year 2021. The effective tax rate, including the impact of discrete items, decreased to 15.9% for the second quarter of fiscal year 2022 compared to 18.2% for the second quarter of fiscal year 2021. Fiscal year 2022 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2022 to differ from the effective tax rate for the second quarter of fiscal year 2022.

Net Income. Net income was $10.3 million in the second quarter of fiscal year 2022, which reflected a decrease of $2.1 million compared to $12.4 million in the second quarter of fiscal year 2021. The decrease was attributable to the factors noted above.

Twenty-Six Weeks Ended June 26, 2022 (26 Weeks) Compared to Twenty-Six Weeks Ended June 27, 2021 (26 Weeks)

Overview. Operating income decreased by $2.8 million to $25.5 million for the first twenty-six weeks of fiscal year 2022 from the income reported for the first twenty-six weeks of fiscal year 2021. Operating income for the first twenty-six weeks of fiscal year 2022 was favorably impacted by a $53.7 million increase in restaurant sales, a $1.5 million increase in franchise income and a $1.4 million increase in other operating income, offset by a $25.9 million increase in restaurant operating expenses, a $20.0 million increase in food and beverage costs, a $6.0 million increase in settlement losses, a $4.4 million increase in marketing and advertising costs, a $2.6 million increase in general and administrative costs and a $1.0 million increase in pre-opening costs. Net income decreased from the first twenty-six weeks of fiscal year 2021 by $788 thousand to $20.7 million.

Segment Profits. Segment profitability information is presented in Note 7 in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements”. Segment profit for the first twenty-six weeks of fiscal year 2022 for the Company-owned steakhouse restaurant segment increased by $8.3 million to a $59.0 million profit compared to the first twenty-six weeks of fiscal year 2021. The increase was driven primarily by a $54.2 million increase in restaurant sales offset by a $25.9 million increase in restaurant operating expenses and a $20.0 million increase in food and beverage costs. Franchise income increased $1.5 million in the first twenty-six weeks of fiscal year 2022 compared to the first twenty-six weeks of fiscal year 2021.

Restaurant Sales. Restaurant sales increased by $53.7 million, or 28.9%, to $239.5 million in the first twenty-six weeks of fiscal year 2022 from the first twenty-six weeks of fiscal year 2021.  Company-owned comparable restaurant sales in the first twenty-six weeks of fiscal year 2022 were $231.6 million, which represented an increase of $46.8 million, or 25.3%, compared to the first twenty-six weeks of fiscal year 2021.

Franchise Income. Franchise income in the first twenty-six weeks of fiscal year 2022 increased by $1.5 million, or 18.5%, to $9.9 million compared to the first twenty-six weeks of fiscal year 2021. The increase in franchise income compared to the first twenty-six weeks of fiscal year 2021 was due to an increase in franchisee-owned restaurant sales.

Other Operating Income. Other operating income increased by $1.4 million in the first twenty-six weeks of fiscal year 2022 compared to the first twenty-six weeks of fiscal year 2021. The increase was primarily due to an increase in breakage income of $804 thousand resulting from an increase in gift card redemptions and a $622 thousand increase in income from miscellaneous charges generated in the restaurants. The increase in these items was primarily due to increases in restaurant sales and gift card redemptions.

Food and Beverage Costs. Food and beverage costs increased by $20.0 million, or 36.8%, to $74.6 million in the first twenty-six weeks of fiscal year 2022 compared to the first twenty-six weeks of fiscal year 2021 primarily due to increased restaurant sales. As a percentage of restaurant sales, food and beverage costs increased to 31.1% in the first twenty-six weeks of fiscal year 2022 from 29.3% in the first twenty-six weeks of fiscal year 2021, primarily driven by a 10.3% increase in beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased by $25.9 million, or 31.2%, to $108.9 million in the first twenty-six weeks of fiscal year 2022 from the first twenty-six weeks of fiscal year 2021. Restaurant operating expenses, as a percentage of restaurant sales, were 45.5% in the first twenty-six weeks of fiscal year 2022 compared to 44.7% in the first twenty-six weeks of fiscal year 2021 primarily driven by higher labor costs from adding staff to our restaurants.

Marketing and Advertising. Marketing and advertising expenses increased by $4.4 million, or 84.9%, to $9.7 million in the first twenty-six weeks of fiscal year 2022 from the first twenty-six weeks of fiscal year 2021. The increase in marketing and advertising expenses in the first twenty-six weeks of fiscal year 2022 was attributable to a $2.5 million increase in digital and data transformation expenses and increasing expenses as the Company resumes its marketing programs that were suspended as a result of its response to the COVID-19 pandemic.

General and Administrative Costs. General and administrative costs increased by $2.6 million, or 16.3%, to $18.6 million in the first twenty-six weeks of fiscal year 2022 from the first twenty-six weeks of fiscal year 2021. The increase in general and administrative costs in the first twenty-six weeks of fiscal year 2022 was primarily attributable to a $1.6 million in compensation related expenses, a $684 thousand increase in professional fees and a $308 thousand increase in travel related expenses over the first twenty-six weeks of 2021.  As a percentage of revenue, general and administrative costs decreased from 8.1% in the first twenty-six weeks of fiscal year 2021 to 7.3% in the first twenty-six weeks of fiscal year 2022 primarily due to increased sales.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased by $219 thousand to $9.9 million in the first twenty-six weeks of fiscal year 2022 from the first twenty-six weeks of fiscal year 2021.

Pre-opening Costs. Pre-opening costs were $1.6 million in the first twenty-six weeks of fiscal year 2022. These expenses are primarily due to the to the anticipated openings of three Ruth’s Chris Steak House restaurants in the third quarter of fiscal year 2022, the opening of the Ruth’s Chris Steak House restaurant in Aventura, Florida in March 2022 and recognition of rent expense at unopened Ruth’s Chris Steak House restaurants where the Company has taken possession of the property. Pre-opening costs were $604 thousand in the first twenty-six weeks of fiscal year 2021 primarily due to the recognition of rent expense at four unopened Ruth’s Chris Steak House restaurants where the Company had taken possession of the properties.

Loss on Settlement.  During the first twenty-six weeks of fiscal year 2022, the Company recorded a $6.0 million loss on settlement.  This expense relates to the signing of a Memorandum of Understanding to settle certain class action litigations.  Further information can be found in Note 11 in the condensed consolidated financial statements included in Item 1. "Financial Statements".

Loss on Impairment.  During the first twenty-six weeks of fiscal year 2021, the Company recorded a $394 thousand loss on impairment of which $306 thousand related to long-lived assets as described in Note 2 in the notes to the condensed consolidated financial statements included in Item 1. "Financial Statements".  No loss on impairment was reported for the first twenty-six weeks of fiscal year 2022.

Interest Expense. Interest expense decreased $1.9 million to $563 thousand in the first twenty-six weeks of fiscal year 2022 compared to $2.4 million in the first twenty-six weeks of fiscal year 2021. The decrease is primarily due to a lower average debt balance in the first twenty-six weeks of fiscal year 2022.

Other Income and Expense. During the first twenty-six weeks of fiscal year 2021, we recognized other income of $62 thousand. During the first twenty-six weeks of fiscal year 2021, we recognized other income of $80 thousand.

Income Tax Expense. During the first twenty-six weeks of fiscal year 2022, we recognized income tax expense of $4.3 million compared to $4.5 million during the first twenty-six weeks of fiscal year 2021. The effective tax rate, including the impact of discrete items, increased to 17.2% for the first twenty-six weeks of fiscal year 2022 compared to 17.1% for the first twenty-six weeks of fiscal year 2021. Fiscal year 2022 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2022 to differ from the effective tax rate for the first twenty-six weeks of fiscal year 2022.

Net Income. Net income was $20.7 million in the first twenty-six weeks of fiscal year 2022, which reflected a decrease of $788 thousand compared to $21.5 million in the first twenty-six weeks of fiscal year 2021. The decrease was attributable to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal sources of cash have been historically provided by our operating activities as well as periodic borrowings from our senior credit facility. During the first twenty-six weeks of fiscal year 2022 our principal uses of cash flow were debt repayments, capital expenditures, repurchase of common stock and dividend payments.

During the fourth quarter of fiscal year 2019, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $60 million of outstanding common stock from time to time. As a result of the impacts to our business arising from the COVID-19 pandemic, the Company suspended its share repurchase program. During the third quarter of fiscal year 2021, the Company resumed its share repurchase program and repurchased 887,515 shares at an aggregate cost of $16.6 million or an average cost of $18.69 per share through December 27, 2021. All repurchased shares were retired and cancelled.  During the first twenty-six weeks of fiscal year 2022 the Company repurchased 529,734 shares at an aggregate cost of $9.5 million or an average cost of $18.01 per share.

The Company also resumed payments of dividends in the first quarter of fiscal year 2022 with a $0.12 per share dividend paid on February 17, 2022, and a $0.14 per share dividend paid on June 2, 2022.  Subsequent to the end of the second quarter of fiscal year 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.14 per share payable on September 2, 2022, to shareholders of record as of the close of business on August 19, 2022.

We believe that our current cash position, coupled with our anticipated cash flow from operations, should provide us with adequate liquidity for the next twelve months and, when combined with our access to additional capital, should provide us with adequate liquidity for the foreseeable future.  As of June 26, 2022, we were in compliance with all covenants pertaining to the Credit Agreement.

Senior Credit Facility

As of June 26, 2022, we had $40.0 million of outstanding indebtedness under our senior credit facility and approximately $4.7 million of outstanding letters of credit, pursuant to a credit agreement entered into with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (as amended, the “Credit Agreement”). As of June 26, 2022, the weighted average interest rate on our outstanding debt was 3.7% and the weighted average interest rate on our outstanding letters of credit was 1.9%. In addition, the fee on the unused portion of our senior credit facility was 0.3%.

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

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	26 Weeks Ended
	June 26,	June 27,
	2022	2021
Net cash provided by (used in):
Operating activities	$25,006	$42,004
Investing activities	(23,093)	(2,504)
Financing activities	(49,180)	(47,563)
Net decrease in cash and cash equivalents	$(47,267)	$(8,063)

Operating Activities. Operating activities provided cash of $25.0 million during the first twenty-six weeks of fiscal year 2022 and $42.0 million during the first twenty-six weeks of fiscal year 2021. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising, general and administrative costs, and income taxes. Operating activities provided cash flows primarily because operating revenues have exceeded cash-based expenses.

Investing Activities. Cash used in investing activities totaled $23.1 million in the first twenty-six weeks of fiscal year 2022 compared with $2.5 million used in the first twenty-six weeks of fiscal year 2021. Cash used in investing projects during the first twenty-six weeks of fiscal year 2022 primarily pertained to $14.0 million for new restaurants, $6.6 million for technology investments and upgrades, and $2.3 million for restaurant remodel and capital replacement projects. Cash used in investing activities during the first twenty-six weeks of fiscal year 2021 primarily pertained to $1.4 million for new restaurants and $981 thousand for capital replacement projects.

Financing Activities. Financing activities used cash during the first twenty-six weeks of fiscal year 2022 and the first twenty-six weeks of fiscal year 2021. During the first twenty-six weeks of fiscal year 2022, we repaid debt in the amount of $45.0 million, paid $9.5 million for the repurchase of common stock, paid $8.8 million in dividends and paid $849 thousand in employee withholding taxes in connection with the vesting of restricted stock. We paid the $849 thousand in taxes in connection with the vesting of restricted stock for recipients who elected to satisfy their individual tax withholding obligations by having us withhold a number of vested shares of restricted stock. These cash payments were partially offset by $15.0 million in proceeds from long-term debt.  During the first twenty-six weeks of fiscal year 2021, we reduced debt by $45 million, paid $2.4 million in employee withholding taxes in connection the with vesting of restricted stock and paid $145 thousand in deferred financing costs.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 26, 2021 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first twenty-six weeks of fiscal year 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At June 26, 2022, the Company had $40.0 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2022 of approximately $400 thousand.

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

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first twenty-six weeks of fiscal years 2022 and 2021, franchise income attributable to international locations was approximately $1.3 million and $886 thousand, respectively, which is less than 1% of total annual revenue.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices.  Given the historical volatility of beef and other food prices, this exposure can impact the Company's food and beverage costs.  As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. The Company has experienced 10.3% inflation in beef pricing during the first twenty-six weeks of fiscal year 2022 compared to the first twenty-six weeks of fiscal year 2021.  The Company has seen a reduction in beef prices during the second quarter of fiscal year 2022 of 6.5% compared to the second quarter of fiscal year 2021.  During the third quarter of fiscal year 2021, we negotiated set pricing on approximately 10% of our beef supply from mid-September 2021 into mid-March 2022.  During the first quarter of fiscal year 2022, we negotiated set pricing on approximately 20% of our beef supply from mid-March 2022 through mid-August 2022.  This pricing agreement was extended from mid-August 2022 through mid-November 2022.  The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. Holding other variables constant, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $6.0 million to $7.0 million for fiscal year 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 26, 2022. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 26, 2022 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended June 26, 2022, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

None.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the second quarter ended June 26, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased under the Program – Amounts in thousands

March 28, 2022 to May 1, 2022	—	—	—	$24,966
May 2, 2022 to May 29, 2022	238,715	$18.75	238,715	$20,489
May 30, 2022 to June 26, 2022	291,019	17.41	291,019	$15,423
Totals for the fiscal quarter	529,734	$18.01	529,734	$15,423

Subsequent to the end of the second quarter, the Company's Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $60.0 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors.  The new share repurchase program replaces, as of August 9, 2022,  the Company's previous share repurchase program announced in October 2019.  The previous share repurchase program had permitted the repurchase of up to $60 million of outstanding common stock, of which approximately $15.4 million remains unused.  The share repurchase program does not obligate the Company to repurchase any dollar amount or number of its shares, and the program has no termination date. The Company intends to conduct any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.  The Company's Credit Agreement currently does not limit dividends and share repurchases if the Company's Consolidated Leverage Ratio is less than 2.50:1.00 and holds a minimum liquidity of $25.0 million.  As of June 26, 2022 our Consolidated Leverage Ratio was less than 2.50:1.00.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Amendments to Articles of Incorporation or Bylaws.

On August 4, 2022, the Board of Directors (the "Board") of the Company approved amendments to the Company’s bylaws (as amended, the “Amended and Restated Bylaws”), effective as of that date.

The amendments add a new Section 10 of Article VI to specify the forum in which certain state law-based claims may be brought against or on behalf of the Company.  With respect to the advance notice provisions concerning stockholder nominations of directors and stockholder proposals (other than pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended) to be brought before a meeting of stockholders, the amendments clarify Sections 11 and 12 of Article II, respectively, with regard to eligibility requirements and expand the information and representations that a stockholder proponent must include in a written notice to the Company for purposes of making such nominations or proposing such matters. In particular, Article II, Sections 11 and 12 of the Amended and Restated Bylaws were revised to require, among others, a signed questionnaire and written representation agreement from each person a stockholder proposes to nominate for election as a director and additional information about a stockholder proponent’s financial interests and intentions.

The foregoing description of the bylaw amendments is only a summary and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, a copy of which is attached hereto as Exhibit 3.1 and is incorporated herein by reference.

Compensatory Arrangements of Certain Officers.

On August 4, 2022, the Board, at the recommendation of the Compensation Committee of the Board (the “Committee”), authorized and approved revised employment agreements by and between the Company and each of Cheryl J. Henry (the “Henry Employment Agreement”), Kristy Chipman (the “Chipman Employment Agreement”), Marcy Lynch (the “Lynch Employment Agreement”), and David Hyatt (the “Hyatt Employment Agreement”). These employment agreements were executed on August 4, 2022 and were effective as of August 1, 2022.

Henry Employment Agreement

The principal changes in the Henry Employment Agreement were to clarify the circumstances under which Ms. Henry may terminate her employment for “Good Reason” and to clarify the Severance Benefits and Change in Control payments to be paid to Ms. Henry in the event of a termination and/or a Change in Control.  The Henry Employment Agreement also reflects Ms. Henry’s current salary amount, which was approved by the Board earlier this year.

Chipman, Lynch, and Hyatt Employment Agreements

The principal changes in each of the Chipman Employment Agreement, Lynch Employment Agreement, and Hyatt Employment Agreement were to clarify the circumstances under which Ms. Chipman, Ms. Lynch, and Mr. Hyatt may terminate their respective employment for “Good Reason” and to provide for accelerated vesting of all granted equity incentives in the event their respective employment is terminated by the Company without “Cause” or by the employee for “Good Reason” within 18 months following a Change in Control. In addition to other conforming changes, these agreements also reflect current salary amounts for Ms. Chipman, Ms. Lynch, and Mr. Hyatt, which were approved by the Board earlier this year.

The foregoing descriptions of the Henry Employment Agreement, Chipman Employment Agreement, Lynch Employment Agreement, and Hyatt Employment Agreement are qualified in their entirety by reference to such agreements, which are attached hereto as exhibits 10.1 – 10.4, respectively, and are incorporated herein by reference.

ITEM 6. EXHIBITS

3.1	Amended and Restated By-Laws of Ruth's Hospitality Group, Inc.

10.1	Employment Agreement dated August 1, 2022, between the Company and Cheryl J. Henry.

10.2	Employment Agreement dated August 1, 2022, between the Company and Kristy Chipman.

10.3	Employment Agreement dated August 1, 2022, between the Company and Marcy Lynch.

10.4	Employment Agreement dated August 1, 2022, between the Company and David Hyatt.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

Date: August 5, 2022