Form 10-Q
period 2022-09-25
Ruths Hospitality Group, Inc.
filed 2022-11-04
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2022

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

(407) 333-7440

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2022 was 33,202,136, which includes 956,882 shares of unvested restricted stock.

		Page
Part I — Financial Information

Item 1	Financial Statements:	3

	Condensed Consolidated Balance Sheets as of September 25, 2022 and December 26, 2021	3

	Condensed Consolidated Statements of Operations for the Thirteen and Thirty-nine Week Periods ended September 25, 2022 and September 26, 2021	4

	Condensed Consolidated Statements of Shareholders’ Equity for the Thirteen and Thirty-nine Week Periods ended September 25, 2022 and September 26, 2021	5

	Condensed Consolidated Statements of Cash Flows for the Thirty-nine Week Periods ended September 25, 2022 and September 26, 2021	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4	Controls and Procedures	20

Part II — Other Information		21

Item 1	Legal Proceedings	21

Item 1A	Risk Factors	21

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3	Defaults Upon Senior Securities	21

Item 4	Mine Safety Disclosures	21

Item 5	Other Information	22

Item 6	Exhibits	22

Signatures		23

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	September 25,	December 26,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$20,793	$92,133
Accounts receivable, less allowance for doubtful accounts 2022 - $151; 2021 - $106	36,627	41,588
Inventory	8,273	8,554
Prepaid expenses and other	6,279	3,919
Total current assets	71,972	146,194
Property and equipment, net of accumulated depreciation 2022 - $208,396; 2021 - $195,853	142,091	121,706
Operating lease right of use assets	197,029	173,754
Goodwill	45,549	45,549
Franchise rights, net of accumulated amortization 2022 - $10,276; 2021 - $8,779	40,742	42,239
Other intangibles, net of accumulated amortization 2022 - $1,785; 2021 - $1,698	5,042	4,990
Deferred income taxes	366	—
Other assets	1,571	1,547
Total assets	$504,362	$535,979

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$6,661	$11,685
Accrued payroll	12,959	17,097
Accrued expenses	13,623	12,924
Deferred revenue	59,004	69,029
Current operating lease liabilities	17,614	17,006
Other current liabilities	3,437	7,674
Total current liabilities	113,298	135,415
Long-term debt	30,000	70,000
Operating lease liabilities	221,041	192,666
Unearned franchise fees	2,305	2,219
Deferred income taxes	—	399
Other liabilities	69	69
Total liabilities	366,713	400,768
Commitments and contingencies (Note 11)	—	—

Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 32,875,424 shares issued and outstanding at September 25, 2022, 33,575,337 shares issued and outstanding at December 26, 2021	327	336
Additional paid-in capital	58,768	68,923
Retained earnings	78,554	65,952
Treasury stock, at cost; 71,950 shares at September 25, 2022 and December 26, 2021	—	—
Total shareholders' equity	137,649	135,211
Total liabilities and shareholders' equity	$504,362	$535,979

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statement—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended		39 Weeks Ended
	September 25,	September 26,	September 25,	September 26,
	2022	2021	2022	2021
Revenues:
Restaurant sales	$105,792	$97,537	$345,264	$283,339
Franchise income	4,906	4,742	14,766	13,062
Other operating income	2,041	1,908	7,488	5,980
Total revenues	112,739	104,187	367,518	302,381

Costs and expenses:
Food and beverage costs	33,505	33,401	108,079	87,929
Restaurant operating expenses	53,084	46,030	161,964	129,013
Marketing and advertising	3,419	2,436	13,082	7,661
General and administrative costs	9,372	7,721	27,939	23,691
Depreciation and amortization expenses	5,535	4,985	15,462	15,131
Pre-opening costs	1,093	581	2,718	1,185
Loss on legal settlement	—	—	6,000	—
Loss on impairment	—	—	—	394
Total costs and expenses	106,008	95,154	335,244	265,004

Operating income	6,731	9,033	32,274	37,377

Other income (expense):
Interest expense, net	(434)	(678)	(998)	(3,109)
Other	53	(18)	116	61

Income before income taxes	6,350	8,337	31,392	34,329
Income tax expense	852	1,398	5,146	5,854
Net income	$5,498	$6,939	$26,246	$28,475

Basic earnings per common share	$0.17	$0.20	$0.79	$0.83

Diluted earnings per common share	$0.16	$0.20	$0.78	$0.82

Shares used in computing earnings per common share:
Basic	33,135,562	34,421,570	33,418,376	34,367,518
Diluted	33,459,508	34,592,930	33,729,577	34,606,611

Cash dividends declared per common share	$0.14	$—	$0.40	$—

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

(Amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders'
	Shares	Value	Capital	Earnings	Shares	Value	Equity
Balance at December 26, 2021	33,575	$336	$68,923	$65,952	72	$—	$135,211
Net income	—	—	—	10,413	—	—	10,413
Cash dividends, $0.12 per common share	—	—	—	(4,109)	—	—	(4,109)
Shares issued under stock compensation plan net of shares withheld for tax effects	84	1	(722)	—	—	—	(721)
Stock-based compensation	—	—	1,754	—	—	—	1,754
Balance at March 27, 2022	33,659	$337	$69,955	$72,256	72	$—	$142,548
Net income	—	—	—	10,335	—	—	10,335
Cash dividends, $0.14 per common share	—	—	—	(4,680)	—	—	(4,680)
Repurchase of common stock	(530)	(5)	(9,537)	—	—	—	(9,542)
Shares issued under stock compensation plan net of shares withheld for tax effects	13	(1)	(127)	—	—	—	(128)
Stock-based compensation	—	—	2,116	—	—	—	2,116
Balance at June 26, 2022	33,142	$331	$62,406	$77,911	72	$—	$140,648
Net income	—	—	—	5,498	—	—	5,498
Cash dividends, $0.14 per common share	—	—	—	(4,854)	—	—	(4,854)
Repurchase of common stock	(299)	(5)	(5,352)				(5,357)
Shares issued under stock compensation plan net of shares withheld for tax effects	31	1	(363)	—	—	—	(362)
Stock-based compensation	—	—	2,077	—	—	—	2,077
Balance at September 25, 2022	32,874	$327	$58,768	$78,554	72	$—	$137,649

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders'
	Shares	Value	Capital	Earnings	Shares	Value	Equity
Balance at December 27, 2020	34,257	$343	$83,424	$23,677	72	$—	$107,444
Net income	—	—	—	9,125	—	—	9,125
Shares issued under stock compensation plan net of shares withheld for tax effects	128	1	(1,802)	—	—	—	(1,801)
Stock-based compensation	—	—	1,564	—	—	—	1,564
Balance at March 28, 2021	34,385	$344	$83,186	$32,802	72	$—	$116,332
Net loss	—	—	—	12,411			12,411
Shares issued under stock compensation plan net of shares withheld for tax effects	42	—	(618)	—	—	—	(618)
Stock-based compensation	—	—	1,184	—	—	—	1,184
Balance at June 27, 2021	34,427	$344	$83,752	$45,213	72	$—	$129,309
Net income	—	—	—	$6,939	—	—	$6,939
Shares issued under stock compensation plan net of shares withheld for tax effects	26	—	(334)	—	—	—	(334)
Stock-based compensation	—	—	1,028	—	—	—	1,028
Repurchase of common stock	(192)	(1)	(3,827)	—	—	—	(3,828)
Balance at September 26, 2021	34,261	$343	$80,619	$52,152	72	$—	$133,114

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	39 Weeks Ended
	September 25,	September 26,
	2022	2021
Cash flows from operating activities:
Net income	$26,246	$28,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,462	15,131
Deferred income taxes	(765)	1,511
Non-cash interest expense	163	390
Loss on impairment	—	394
Stock-based compensation expense	5,947	3,776
Changes in operating assets and liabilities:
Accounts receivable	10,028	7,476
Inventories	281	(699)
Prepaid expenses and other	(2,360)	401
Other assets	(188)	21
Accounts payable and accrued expenses	(8,645)	1,810
Deferred revenue	(10,025)	(6,847)
Operating lease liabilities and assets	640	(4,458)
Other liabilities	(3,605)	1,140
Net cash provided by operating activities	33,179	48,521
Cash flows from investing activities:
Acquisition of property and equipment	(34,765)	(8,418)
Net cash used in investing activities	(34,765)	(8,418)
Cash flows from financing activities:
Principal borrowings on long-term debt	15,000	—
Principal repayments on long-term debt	(55,000)	(45,000)
Repurchase of common stock	(14,899)	(3,828)
Cash dividend payments	(13,643)	—
Tax payments from the vesting of restricted stock	(1,212)	(2,753)
Deferred financing costs	—	(145)
Net cash used in financing activities	(69,754)	(51,726)
Net decrease in cash and cash equivalents	(71,340)	(11,623)
Cash and cash equivalents at beginning of period	92,133	95,402
Cash and cash equivalents at end of period	$20,793	$83,779
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$737	$2,745
Income taxes	$10,773	$2,256
Noncash investing and financing activities:
Accrued acquisition of property and equipment	$364	$4,205

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the "Company") as of  September 25, 2022 and December 26, 2021 and for the thirteen and thirty-nine week periods ended September 25, 2022 and September 26, 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement.  As of September 25, 2022, there were 154 Ruth’s Chris Steak House restaurants, including 77 Company-owned restaurants, three restaurants operating under contractual agreements and 74 franchisee-owned restaurants, including 23 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Philippines, Singapore and Taiwan.  All Company-owned restaurants are located in the United States.  Three new Company-owned Ruth's Chris Steak House restaurants were opened in August 2022 in Worcester, MA, Long Beach, CA and Melville, NY.  Subsequent to the end of the quarter ended September 25, 2022, a Ruth's Chris Steak House restaurant was relocated within Winter Park, FL.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended September 25, 2022 and September 26, 2021 are not necessarily indicative of the results that may be achieved for the full fiscal year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2021.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended September 25, 2022 and September 26, 2021 each contained thirteen weeks and are referred to herein as the third quarter of fiscal year 2022 and the third quarter of fiscal year 2021, respectively. Fiscal years 2022 and 2021 are both 52-week years.

C

OVID-19 Impact

In March 2020, the World Health Organization declared the novel coronavirus 2019 (COVID-19) a pandemic and the United States declared it a National Public Health Emergency, which has resulted in a significant reduction in revenue at the Company’s restaurants due to mandatory restaurant closures, capacity limitations, social distancing guidelines or other restrictions mandated by governments across the world, including federal, state and local governments in the United States. As a result of these developments, the Company has experienced a significant negative impact on its revenues, results of operations and cash flows compared to periods prior to the onset of the pandemic. As of September 25, 2022, all of the Company-owned and -managed restaurants were open. This continues to be an unprecedented event in the Company’s history, and as the COVID-19 pandemic continues to evolve, it remains uncertain how the conditions surrounding COVID-19 will continue to change. The Company has experienced and could continue to experience macroeconomic impacts, including those arising from the long duration of the COVID-19 pandemic, including operating restrictions, labor shortages and supply chain disruptions. The extent to which COVID-19 will continue to impact the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the unknown duration and severity of the COVID-19 pandemic, which may be impacted by new and evolving variants of the COVID-19 virus, the actions taken to contain the impact of COVID-19, and further actions that may be taken to limit the resulting public health and economic impact.

We continue to monitor state, local, and federal government regulatory and public health responses to the COVID-19 pandemic, including the number of cases of COVID-19 throughout the United States, which could bring about restrictions such as mask requirements for team members, guests or both if the case counts were to spike.

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

(2) Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to their short duration. Borrowings classified as long-term debt as of September 25, 2022 and December 26, 2021 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying value, plus unpaid interest and deferred financing costs of $884 thousand at September 25, 2022, represents a reasonable estimate of fair value (Level 2).

The Company did not have any non-financial assets measured at fair value on a non-recurring basis as of September 25, 2022.

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

As of September 25, 2022, all of the Company-owned Ruth’s Chris Steak House restaurants operated in leased premises, with the exception of the restaurant in Ft. Lauderdale, FL, which is an owned property, and the restaurants in Anaheim, CA, Lake Mary, FL, Princeton, NJ and South Barrington, IL, which operate on leased land. The leases generally provide for minimum annual rental payments with scheduled minimum rent payment increases during the terms of the leases. Certain leases also provide for rent deferral during the initial term, lease incentives in the form of tenant allowances to fund leasehold improvements, and/or contingent rent provisions based on the sales at the underlying restaurants. Most of the Company’s restaurant leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of September 25, 2022, the weighted average remaining lease term and discount rate for operating leases is 13.7 years and 5.5%, respectively.

The components of lease expense are as follows (in thousands):

		13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	Classification	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Operating lease cost	Restaurant operating expenses and general and administrative costs	$6,686	$5,410	$19,087	$13,886
Variable lease cost	Restaurant operating expenses and general and administrative costs	2,690	3,200	9,374	10,460
Total lease cost		$9,376	$8,610	$28,461	$24,346

As of September 25, 2022, maturities of lease liabilities are summarized as follows (in thousands):

Operating Leases
2022, excluding the first thirty-nine weeks ended September 25, 2022	$12,299
2023	26,918
2024	26,734
2025	25,745
2026	24,508
Thereafter	231,043
Total future minimum rental commitments	347,247
Imputed interest	(108,592)
$238,655

Supplemental cash flow information related to operating leases was as follows (in thousands):

	39 Weeks Ended	39 Weeks Ended
	September 25, 2022	September 26, 2021
Cash paid for amounts included in the measurement of lease liabilities	$19,811	$19,128
Right-of-use assets obtained in exchange for lease obligations	$38,220	$2,776
Reduction of right-of-use assets and lease obligations from lease modifications and terminations	$—	$11,285

Additionally, as of September 25, 2022, the Company has executed two leases for new Ruth’s Chris Steak House Restaurant locations with undiscounted fixed payments over the initial term of $9.8 million. Subsequent to the end of the quarter ended September 25, 2022, the Company executed a lease for another Ruth's Chris Steak House Restaurants with undiscounted fixed payments over the initial term of $3.7 million.  These leases will commence when the landlords make the properties available to the Company. These leases are expected to commence during the next 12 months and are expected to have an economic lease term of 20 years. The Company will assess the reasonably certain lease term at the lease commencement date.

(4) Revenue

In the following tables, the Company’s revenue is disaggregated by major component for each category on the consolidated statements of operations (in thousands).

Thirteen Weeks Ended September 25, 2022:	Domestic	International	Total Revenue
Restaurant sales	$105,792	$—	$105,792
Franchise income	4,189	717	4,906
Other operating income	2,041	—	2,041
Total revenue	$112,022	$717	$112,739

Thirteen Weeks Ended September 26, 2021:	Domestic	International	Total Revenue
Restaurant sales	$97,537	$—	$97,537
Franchise income	4,161	581	4,742
Other operating income	1,908	—	1,908
Total revenue	$103,606	$581	$104,187

Thirty-Nine Weeks Ended September 25, 2022:	Domestic	International	Total Revenue
Restaurant sales	$345,264	$—	$345,264
Franchise income	12,767	1,999	14,766
Other operating income	7,488	—	7,488
Total revenue	$365,519	$1,999	$367,518

Thirty-Nine Weeks Ended September 26, 2021:	Domestic	International	Total Revenue
Restaurant sales	$283,339	$—	$283,339
Franchise income	11,595	1,467	13,062
Other operating income	5,980	—	5,980
Total revenue	$300,914	$1,467	$302,381

The following table provides information about receivables and deferred revenue liabilities from contracts with customers (in thousands).

	September 25,	December 26,
	2022	2021
Accounts receivable, less allowance for doubtful accounts 2022 - $151; 2021 - $106	$10,338	$24,179
Deferred revenue	$59,004	$69,029
Unearned franchise fees	$2,305	$2,219

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the first thirty-nine weeks of fiscal year 2022 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 26, 2021	$69,029	$2,219
Decreases in the beginning balance from gift card redemptions	(29,877)	—
Increases due to proceeds received, excluding amounts recognized during the period	19,799	—
Decreases due to recognition of franchise development and opening fees	—	(214)
Increases due to proceeds received for franchise development and opening fees	—	300
Other	53	—
Balance at September 25, 2022	$59,004	$2,305

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the first thirty-nine weeks of fiscal year 2021 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 27, 2020	$59,030	$2,186
Decreases in the beginning balance from gift card redemptions	(24,293)	—
Increases due to proceeds received, excluding amounts recognized during the period	17,440	—
Decreases due to recognition of franchise development and opening fees	—	(9)
Increases due to proceeds received for franchise development and opening fees	—	—
Other	7	—
Balance at September 26, 2021	$52,184	$2,177

(5) Long-term Debt

Long-term debt consists of the following (in thousands):

	September 25,	December 26,
	2022	2021

Senior Credit Facility:
Revolving credit facility	$30,000	$70,000
Less current maturities	—	—
	$30,000	$70,000

As of September 25, 2022, the Company had $30.0 million of outstanding indebtedness under its senior credit facility with approximately $105.3 million of borrowings available, net of outstanding letters of credit of approximately $4.7 million. As of September 25, 2022, the weighted average interest rate on the Company’s outstanding debt was 4.7% and the weighted average interest rate on its outstanding letters of credit was 1.6%. In addition, the fee on the Company’s unused senior credit facility was 0.2%.

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

As of September 25, 2022, we were in compliance with all covenants pertaining to the Credit Agreement.

(6) Shareholders’ Equity

In July 2022, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $60 million of outstanding common stock from time to time. The new share repurchase program replaces the previous share repurchase program announced in October 2019, which has been terminated.  Share repurchases under both programs were accounted for under the cost method and all repurchased shares were retired and cancelled.  The excess of the purchase price over the par value of the shares was recorded as a reduction in additional paid-in capital.  During the first thirty-nine weeks of fiscal year 2022, 828,348 shares were repurchased at an aggregate cost of $14.9 million, or an average cost of $17.99 per share.  As of September 25, 2022, $54.6 million remained available for future purchases under the new share repurchase program.  Share repurchases under both programs were accounted for under the cost method.  The excess of the purchase price over the par value of the shares was recorded as a reduction in additional paid-in capital.

As a result of the impacts to our business arising from the COVID-19 pandemic, the Company previously suspended its dividend payments. During the first quarter of fiscal year 2022, the Company resumed its dividend. The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2022
January 6, 2022	$0.12	February 3, 2022	$4,109	February 17, 2022
May 6, 2022	$0.14	May 19, 2022	$4,680	June 2, 2022
August 5, 2022	$0.14	August 19, 2022	$4,854	September 2, 2022

Subsequent to the end of the third quarter of fiscal year 2022, the Company's Board of Directors declared a regular quarterly cash dividend of $0.14 per common and restricted share, or approximately $4.7 million in the aggregate based on the number of shares currently outstanding, payable on December 2, 2022 to stockholders of record as of the close of business on November 18, 2022.

Outstanding unvested restricted stock is not included in common stock outstanding amounts. Restricted stock awards outstanding as of September 25, 2022 totaled 694,469 shares. Restricted stock units outstanding as of September 25, 2022 totaled 79,143 shares. Performance-based stock awards (in the form of market stock units and performance stock units) outstanding as of September 25, 2022 totaled 205,769 shares.

(7) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment. The Company does not rely on any major customers as a source of revenue. The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of September 25, 2022, (i) the Company-owned steakhouse restaurant segment included 77 Ruth’s Chris Steak House restaurants and three Ruth’s Chris Steak House restaurants operating under contractual agreements and (ii) the franchise operations segment included 74 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the Company-owned steakhouse segment for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment.

Segment information related to the Company’s two reportable business segments follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 25,	September 26,	September 25,	September 26,
	2022	2021	2022	2021

Revenues:
Company-owned steakhouse restaurants	$107,042	$98,713	$349,451	$286,880
Franchise operations	4,906	4,742	14,766	13,062
Unallocated other revenue and revenue discounts	791	732	3,301	2,439
Total revenues	$112,739	$104,187	$367,518	$302,381

Segment profits:
Company-owned steakhouse restaurants	$20,453	$19,282	$79,408	$69,938
Franchise operations	4,906	4,742	14,766	13,062
Total segment profit	25,359	24,024	94,174	83,000

Unallocated operating income	791	732	3,301	2,439
Marketing and advertising expenses	(3,419)	(2,436)	(13,082)	(7,661)
General and administrative costs	(9,372)	(7,721)	(27,939)	(23,691)
Depreciation and amortization expenses	(5,535)	(4,985)	(15,462)	(15,131)
Pre-opening costs	(1,093)	(581)	(2,718)	(1,185)
Loss on settlement	—	—	(6,000)	—
Loss on impairment	—	—	—	(394)
Interest expense, net	(434)	(678)	(998)	(3,109)
Other income	53	(18)	116	61
Income before income tax expense	$6,350	$8,337	$31,392	$34,329

Capital expenditures:
Company-owned steakhouse restaurants	$10,138	$3,759	$26,679	$6,172
Corporate assets	1,534	2,155	8,086	2,246
Total capital expenditures	$11,672	$5,914	$34,765	$8,418

	September 25,	December 26,
	2022	2021
Total assets:
Company-owned steakhouse restaurants	$433,998	$404,929
Franchise operations	1,486	2,801
Corporate assets - unallocated	68,878	128,249
Total assets	$504,362	$535,979

(8) Stock-Based Employee Compensation

On May 15, 2018, the Company’s stockholders approved a new 2018 Omnibus Incentive Plan (the "2018 Plan") which replaced the Amended and Restated 2005 Equity Incentive Plan (the "2005 Plan"), which expired on May 30, 2018. The 2018 Plan authorizes 2.5 million shares reserved for future grants. Awards that were previously awarded under the 2005 Plan that are forfeited or cancelled in the future are made available for grant or issuance under the 2018 Plan. The 1,649,394 shares that were authorized but unissued under the 2005 Plan as of May 15, 2018 were cancelled. As of September 25, 2022, there were no shares of common stock issuable upon exercise of currently outstanding options, and 33,420 currently outstanding unvested restricted stock awards under the 2005 Plan. As of September 25, 2022, there were 945,960 currently outstanding unvested restricted stock awards, restricted stock units, and performance stock awards under the 2018 Plan. As of September 25, 2022, the 2018 Plan has 1,647,123 shares available for future grants. During the first thirty-nine weeks of fiscal year 2022, the Company issued 268,988 restricted stock awards and units and 174,661 performance-based stock units to directors, officers and other employees of the Company. Of the 443,649 restricted stock units, restricted stock units and performance stock awards issued during the first thirty-nine weeks of fiscal year 2022, 98,769 shares will vest in fiscal year 2023, 98,769 shares will vest in fiscal year 2024, 238,891 shares will vest in fiscal year 2025 and 7,220 shares will vest in fiscal year 2027. Of the 238,891 shares that will vest in fiscal year 2025, 174,661 shares are variable, based on performance targets, and are reflected assuming they will be earned at 100% of target.  Total stock compensation expense recognized during the first thirty-nine weeks of fiscal years 2022 and 2021 was $5.9 million and $3.8 million, respectively.

(9) Income Taxes

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	39 Weeks Ended
	September 25,	September 26,
	2022	2021
Income tax expense at statutory rates	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.0%	4.6%
Federal employment tax credits	(10.5%)	(10.1%)
Non-deductible executive compensation	2.2%	2.1%
Stock-based compensation	0.1%	(0.4%)
Other	(0.4%)	(0.2%)
Effective tax rate	16.4%	17.0%

The employment tax credits line in the effective tax rate schedule above is comprised mainly of federal FICA tip credits which the Company utilizes to reduce its periodic federal income tax expense. A restaurant company employer may claim a credit against its federal income taxes for FICA taxes paid on certain wages (the FICA tip credit). The credit against income tax liability is for the full amount of eligible FICA taxes. Employers cannot deduct from taxable income the amount of FICA taxes taken into account in determining the credit.

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and many state jurisdictions, respectively.  With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations for the years before 2017.

(10) Earnings Per Share

The following table sets forth the computation of earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended		39 Weeks Ended
	September 25,	September 26,	September 25,	September 26,
	2022	2021	2022	2021
Net income	$5,498	$6,939	$26,246	$28,475
Shares:
Weighted average number of common shares outstanding - basic	33,135,562	34,421,570	33,418,376	34,367,518
Weighted average number of common shares outstanding - diluted	33,459,508	34,592,930	33,729,577	34,606,611

Basic earnings per common share	$0.17	$0.20	$0.79	$0.83

Diluted earnings per common share	$0.16	$0.20	$0.78	$0.82

Diluted earnings per share for the third quarter of fiscal years 2022 and 2021 excludes restricted shares of 43,276 and 3,546, respectively, which were outstanding during the period but were anti-dilutive and had no exercise price.  Diluted earnings per share for the first thirty-nine weeks of fiscal year 2022 and 2021 excludes restricted shares of 28,006 and 1,244, respectively, which were outstanding during the period but were anti-dilutive and had no exercise price.

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

On February 26, 2018, a former restaurant hourly employee filed a class action lawsuit in the Superior Court of the State of California for the County of Riverside, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to pay minimum wages, permit required meal and rest breaks and provide accurate wage statements, among other claims.  On September 2, 2020, the class action lawsuit was amended to include two additional proposed class representatives.  This lawsuit seeks unspecified penalties under California's Private Attorney's General Act in addition to other monetary payments (Quiroz Guerrero, et al. v. Ruth's Hospitality Group, Inc, et al.; Case No RIC1804127) (the "Quiroz Guerrero Action").   Additionally, on July 29, 2021, September 17, 2021, and October 19, 2021, other former restaurant hourly employees filed complaints in the Superior Court of the State of California for the County of San Francisco, the County of Los Angeles, and the County of Contra Costa alleging causes of action substantially similar to the allegations made in the Quiroz Guerrero Action (collectively, with the Quiroz Guerrero Action, the "Class Action Litigations"), which cases may be consolidated with the Quiroz Guerrero Action.  On May 11, 2022 a Memorandum of Understanding was signed with the plaintiffs in the Class Action Litigations agreeing to a $6.0 million legal settlement.  On June 8, 2022, the plaintiffs submitted a Petition for Coordination and Motion for Stay to the Chairperson of the Judicial Council, requesting assignment of a judge to determine whether it is appropriate to coordinate the Class Action Litigations to effectuate settlement approval in one venue.  On September 12, 2022, the Superior Court of the State of California, County of Riverside, granted the petition to consolidate the Class Action Litigations and recommended to the Chair of the Judicial Council that a judge of the Riverside County Superior Court be assigned to hear and determine the coordinated cases.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely result,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek”, “should,” “target,” “will be,” “will continue,” “will likely result,” “would” and other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals, including with respect to restaurant openings/re-openings and acquisitions or closures, capital expenditures, strategy, financial outlook, liquidity outlook, our effective tax rate, and the impact of inflation and recent accounting pronouncements, also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: the negative impact the COVID-19 pandemic has had and will continue to have on our business, financial condition, results of operations and cash flows; reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; impacts from the conflict in Ukraine, including potential supply disruptions, and changes in economic conditions and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences; the ability to respond to anticipated inflationary pressures, including reductions in consumer discretionary income and our ability to pass along rising costs through increased selling prices, and unfavorable global or regional economic conditions, including interest rate increases, economic slowdown or recession; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to income taxes, unclaimed property, Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; political conditions, civil unrest or other developments and risks in the markets where the Company’s restaurants are located; harmful actions taken by the Company’s franchisees; the inability to successfully integrate franchisee acquisitions into the Company’s business operations; economic, regulatory and other limitations on the Company’s ability to pursue new restaurant openings and other organic growth opportunities; a material failure, interruption or security breach of the Company’s information technology network; the Company’s indemnification obligations in connection with its sale of the Mitchell’s Restaurants; the Company’s ability to protect its name and logo and other proprietary information; an impairment in the financial statement carrying value of our goodwill, other intangible assets or property; gains or losses on lease modifications; the impact of litigation; the restrictions imposed by the Company’s credit agreement; changes in, or the suspension or discontinuation of the Company’s quarterly cash dividend payments or share repurchase program; and the inability to secure additional financing on terms acceptable to the Company. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Part II Item 1A of this Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2021, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have not occurred.

Overview

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of September 25, 2022, there were 154 Ruth’s Chris Steak House restaurants, including 77 Company-owned restaurants, three restaurants operating under contractual agreements and 74 franchisee-owned restaurants.  Three new Company-owned Ruth's Chris Steak House restaurants were opened in August 2022 in Worcester, MA, Long Beach, CA and Melville, NY.  Subsequent to the end of the quarter ended September 25, 2022, a Ruth's Chris Steak House restaurant was relocated within Winter Park, FL.

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

In March 2020, the World Health Organization declared the novel coronavirus 2019 (COVID-19) a pandemic and the United States declared it a National Public Health Emergency, which has resulted in a significant reduction in revenue at the Company’s restaurants due to mandatory restaurant closures, capacity limitations, social distancing guidelines or other restrictions mandated by governments across the world, including federal, state, and local governments in the United States. As a result of these developments, the Company has experienced a significant negative impact on its revenues, results of operations and cash flows compared to periods prior to the onset of the pandemic. As of September 25, 2022, all of the Company-owned and -managed restaurants were open. This continues to be an unprecedented event in the Company’s history, and as the COVID-19 pandemic continues to evolve, it remains uncertain how the conditions surrounding COVID-19 will continue to change. The Company has experienced and could continue to experience macroeconomic impacts, including those arising from the long duration of the COVID-19 pandemic, including operating restrictions, labor shortages and supply chain disruptions. The extent to which COVID-19 will continue to impact the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the unknown duration and severity of the COVID-19 pandemic, which may be impacted by new and evolving variants of the COVID-19 virus, the actions taken to contain the impact of COVID-19, and further actions that may be taken to limit the resulting public health and economic impact.

We continue to monitor state, local, and federal government regulatory and public health responses to the COVID-19 pandemic, including the number of cases of COVID-19 throughout the United States, which could bring about restrictions such as mask requirements for team members, guests or both if case counts were to spike.

Our business is subject to seasonal fluctuations. Historically, our first and fourth quarters have tended to be the strongest revenue quarters due largely to the year-end holiday season and the popularity of dining out during the fall and winter months. Due to the impacts of COVID-19, it is uncertain whether future quarters will be stronger or weaker than the third fiscal quarter fiscal year 2022 or the first thirty-nine weeks of fiscal year 2022. Consequently, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable restaurant sales for any period may decrease.

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

	13 Weeks Ended		39 Weeks Ended
	September 25,	September 26,	September 25,	September 26,
	2022	2021	2022	2021
Revenues:
Restaurant sales	93.8%	93.6%	93.9%	93.7%
Franchise income	4.4%	4.6%	4.0%	4.3%
Other operating income	1.8%	1.8%	2.1%	2.0%
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	31.7%	34.2%	31.3%	31.0%
Restaurant operating expenses (percentage of restaurant sales)	50.2%	47.2%	46.9%	45.5%
Marketing and advertising	3.0%	2.3%	3.6%	2.5%
General and administrative costs	8.3%	7.4%	7.6%	7.8%
Depreciation and amortization expenses	4.9%	4.8%	4.2%	5.0%
Pre-opening costs	1.0%	0.6%	0.7%	0.4%
Loss on legal settlement	—	—	1.6%	—
Loss on impairment	—	—	—	0.1%
Total costs and expenses	94.0%	91.3%	91.2%	87.6%
Operating income	6.0%	8.7%	8.8%	12.4%
Other income (expense):
Interest expense, net	(0.4%)	(0.7%)	(0.3%)	(1.0%)
Other	0.0%	(0.0%)	0.0%	0.0%
Income before income taxes	5.6%	8.0%	8.5%	11.4%
Income tax expense	0.8%	1.3%	1.4%	1.9%
Net income	4.8%	6.7%	7.1%	9.5%

Third Quarter Ended September 25, 2022 (13 Weeks) Compared to Third Quarter Ended September 26, 2021 (13 Weeks)

Overview. Operating income decreased by $2.3 million to $6.7 million for the third quarter of fiscal year 2022 from the operating income reported for the third quarter of fiscal year 2021. Operating income for the third quarter of fiscal year 2022 was favorably impacted by an $8.3 million increase in restaurant sales offset by a $7.1 million increase in restaurant operating expenses, a $1.7 million increase in general and administrative costs, a $983 thousand increase in marketing and advertising costs, a $550 thousand increase in depreciation and amortization, and a $512 thousand increase in pre-opening costs. Net income decreased from the third quarter of fiscal year 2021 by $1.4 million to $5.5 million.

Segment Profits. Segment profitability information is presented in Note 7 in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements”. Segment profit for the third quarter of fiscal year 2022 for the Company-owned steakhouse restaurant segment increased by $1.2 million to a $20.5 million profit compared to the third quarter of fiscal year 2021. The increase was driven primarily by an $8.3 million increase in restaurant sales offset by a $7.1 million increase in restaurant operating expenses. Franchise income increased $164 thousand in the third quarter of fiscal year 2022 compared to the third quarter of fiscal year 2021.

Restaurant Sales. Restaurant sales increased by $8.3 million, or 8.5%, to $105.8 million in the third quarter of fiscal year 2022 from the third quarter of fiscal year 2021.  Company-owned comparable restaurant sales in the third quarter of fiscal year 2022 were $99.7 million, which represented an increase of $2.8 million, or 2.9%, compared to the third quarter of fiscal year 2021.

Franchise Income. Franchise income in the third quarter of fiscal year 2022 increased by $164 thousand, or 3.5%, to $4.9 million compared to the third quarter of fiscal year 2021. The increase in franchise income compared to the third quarter of fiscal year 2021 was due to an increase in franchisee-owned restaurant sales.

Other Operating Income. Other operating income increased by $133 thousand, or 7.0%, to $2.0 million in the third quarter of fiscal year 2022 compared to the third quarter of fiscal year 2021. The increase was primarily due to an increase in breakage income of $58 thousand resulting from an increase in gift card redemptions and a $59 thousand increase in income from restaurants operating under contractual agreements.

Food and Beverage Costs. Food and beverage costs increased by $104 thousand, or 0.3%, to $33.5 million in the third quarter of fiscal year 2022 compared to the third quarter of fiscal year 2021 primarily due to increased restaurant sales. As a percentage of restaurant sales, food and beverage costs decreased to 31.7% in the third quarter of fiscal year 2022 from 34.2% in the third quarter of fiscal year 2021, primarily driven by a 14% decrease in beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased by $7.1 million, or 15.3%, to $53.1 million in the third quarter of fiscal year 2022 from the third quarter of fiscal year 2021. Restaurant operating expenses, as a percentage of restaurant sales, were 50.2% in the third quarter of fiscal year 2022 compared to 47.2% in the third quarter of fiscal year 2021 primarily driven by higher labor costs from adding staff to our restaurants.

Marketing and Advertising. Marketing and advertising expenses increased by $983 thousand, or 40.4%, to $3.4 million in the third quarter of fiscal year 2022 from the third quarter of fiscal year 2021. The increase in marketing and advertising expenses in the third quarter of fiscal year 2022 was primarily attributable to a $1.2 million increase in digital and data transformation expenses.

General and Administrative Costs. General and administrative costs increased by $1.7 million, or 21.4%, to $9.4 million in the third quarter of fiscal year 2022 from the third quarter of fiscal year 2021.  The increase in general and administrative costs was primarily due to a $756 thousand increase in compensation related costs, a $479 thousand increase in legal related expenses and other professional fees and $131 thousand in travel expenses in fiscal year 2022.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased by $550 thousand to $5.5 million in the third quarter of fiscal year 2022 from the third quarter of fiscal year 2021 primarily due to the opening of six new Ruth's Chris Steak House restaurants since the third quarter of fiscal year 2021 and placement of data and digital assets into service during fiscal year 2022.

Pre-opening Costs. Pre-opening costs were $1.1 million in the third quarter of fiscal year 2022. These expenses are primarily due to the openings of three Ruth’s Chris Steak House restaurants in the third quarter of fiscal year 2022 and recognition of rent expense at unopened Ruth’s Chris Steak House restaurants where the Company has taken possession of the property. Pre-opening costs were $581 thousand in the third quarter of fiscal year 2021 primarily due to the planned opening of the Ruth's Chris Steak House restaurant in Short Hills, NJ and recognition of rent expense at unopened Ruth’s Chris Steak House restaurants where the Company had taken possession of the properties.

Interest Expense. Interest expense decreased $244 thousand to $434 thousand in the third quarter of fiscal year 2022 compared to $678 thousand in the third quarter of fiscal year 2021. The decrease is primarily due to a lower average debt balance in the third quarter of fiscal year 2022, partially offset by a higher interest rate.

Other Income and Expense. During the third quarter of fiscal year 2022, we recognized other income of $53 thousand. During the third quarter of fiscal year 2021, we recognized other expense of $18 thousand.

Income Tax Expense. During the third quarter of fiscal year 2022, we recognized income tax expense of $852 thousand compared to $1.4 million during the third quarter of fiscal year 2021. The effective tax rate, including the impact of discrete items, decreased to 13.4% for the third quarter of fiscal year 2022 compared to 16.8% for the third quarter of fiscal year 2021. Fiscal year 2022 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2022 to differ from the effective tax rate for the third quarter of fiscal year 2022.

Net Income. Net income was $5.5 million in the third quarter of fiscal year 2022, which reflected a decrease of $1.4 million compared to $6.9 million in the third quarter of fiscal year 2021. The decrease was attributable to the factors noted above.

Thirty-Nine Weeks Ended September 25, 2022 (39 Weeks) Compared to Thirty-Nine Weeks Ended September 26, 2021 (39 Weeks)

Overview. Operating income decreased by $5.1 million to $32.3 million for the first thirty-nine weeks of fiscal year 2022 from the income reported for the first thirty-nine weeks of fiscal year 2021. Operating income for the first thirty-nine weeks of fiscal year 2022 was favorably impacted by a $61.9 million increase in restaurant sales, a $1.7 million increase in franchise income and a $1.5 million increase in other operating income, offset by a $33.0 million increase in restaurant operating expenses, a $20.2 million increase in food and beverage costs, a $6.0 million increase in settlement losses, a $5.4 million increase in marketing and advertising costs, a $4.2 million increase in general and administrative costs and a $1.5 million increase in pre-opening costs. Net income decreased from the first thirty-nine weeks of fiscal year 2021 by $2.2 million to $26.2 million.

Segment Profits. Segment profitability information is presented in Note 7 in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements”. Segment profit for the first thirty-nine weeks of fiscal year 2022 for the Company-owned steakhouse restaurant segment increased by $9.5 million to a $79.4 million profit compared to the first thirty-nine weeks of fiscal year 2021. The increase was driven primarily by a $62.6 million increase in restaurant sales offset by a $33.0 million increase in restaurant operating expenses and a $20.2 million increase in food and beverage costs. Franchise income increased $1.7 million in the first thirty-nine weeks of fiscal year 2022 compared to the first thirty-nine weeks of fiscal year 2021.

Restaurant Sales. Restaurant sales increased by $61.9 million, or 21.9%, to $345.3 million in the first thirty-nine weeks of fiscal year 2022 from the first thirty-nine weeks of fiscal year 2021.  Company-owned comparable restaurant sales in the first thirty-nine weeks of fiscal year 2022 were $331.2 million, which represented an increase of $49.5 million, or 17.6%, compared to the first thirty-nine weeks of fiscal year 2021.

Franchise Income. Franchise income in the first thirty-nine weeks of fiscal year 2022 increased by $1.7 million, or 13.0%, to $14.8 million compared to the first thirty-nine weeks of fiscal year 2021. The increase in franchise income compared to the first thirty-nine weeks of fiscal year 2021 was due to an increase in franchisee-owned restaurant sales.

Other Operating Income. Other operating income increased by $1.5 million in the first thirty-nine weeks of fiscal year 2022 compared to the first thirty-nine weeks of fiscal year 2021. The increase was primarily due to an increase in breakage income of $862 thousand resulting from an increase in gift card redemptions and a $647 thousand increase in income from miscellaneous charges generated in the restaurants.

Food and Beverage Costs. Food and beverage costs increased by $20.2 million, or 22.9%, to $108.1 million in the first thirty-nine weeks of fiscal year 2022 compared to the first thirty-nine weeks of fiscal year 2021 primarily due to increased restaurant sales. As a percentage of restaurant sales, food and beverage costs increased to 31.3% in the first thirty-nine weeks of fiscal year 2022 from 31.0% in the first thirty-nine weeks of fiscal year 2021, primarily driven by inflation in non-beef food costs.

Restaurant Operating Expenses. Restaurant operating expenses increased by $33.0 million, or 25.5%, to $162.0 million in the first thirty-nine weeks of fiscal year 2022 from the first thirty-nine weeks of fiscal year 2021. Restaurant operating expenses, as a percentage of restaurant sales, were 46.9% in the first thirty-nine weeks of fiscal year 2022 compared to 45.5% in the first thirty-nine weeks of fiscal year 2021 primarily driven by higher labor costs from adding staff to our restaurants.

Marketing and Advertising. Marketing and advertising expenses increased by $5.4 million, or 70.8%, to $13.1 million in the first thirty-nine weeks of fiscal year 2022 from the first thirty-nine weeks of fiscal year 2021. The increase in marketing and advertising expenses in the first thirty-nine weeks of fiscal year 2022 was attributable to a $5.7 million increase in digital and data transformation expenses and increasing expenses as the Company resumes its marketing programs that were suspended as a result of its response to the COVID-19 pandemic.

General and Administrative Costs. General and administrative costs increased by $4.2 million, or 17.9%, to $27.9 million in the first thirty-nine weeks of fiscal year 2022 from the first thirty-nine weeks of fiscal year 2021. The increase in general and administrative costs in the first thirty-nine weeks of fiscal year 2022 was primarily attributable to a $2.3 million in compensation related expenses, a $1.0 million increase in professional fees and a $440 thousand increase in travel related expenses over the first thirty-nine weeks of 2021.  As a percentage of revenue, general and administrative costs decreased from 7.8% in the first thirty-nine weeks of fiscal year 2021 to 7.6% in the first thirty-nine weeks of fiscal year 2022 primarily due to increased sales.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased by $331 thousand to $15.5 million in the first thirty-nine weeks of fiscal year 2022 from the first thirty-nine weeks of fiscal year 2021.

Pre-opening Costs. Pre-opening costs were $2.7 million in the first thirty-nine weeks of fiscal year 2022. These expenses are primarily due to the to the openings of four Ruth’s Chris Steak House restaurants in fiscal year 2022 and recognition of rent expense at unopened Ruth’s Chris Steak House restaurants where the Company has taken possession of the property. Pre-opening costs were $1.2 million and in the first thirty-nine weeks of fiscal year 2021 primarily due to the planned opening of the Ruth's Chris Steak House restaurant in Short Hills, NJ and recognition of rent expense at unopened Ruth’s Chris Steak House restaurants where the Company had taken possession of the properties.

Loss on Settlement.  During the first thirty-nine weeks of fiscal year 2022, the Company recorded a $6.0 million loss on settlement.  This expense relates to the signing of a Memorandum of Understanding to settle certain class action litigations.  Further information can be found in Note 11 in the condensed consolidated financial statements included in Item 1. "Financial Statements".

Loss on Impairment.  During the first thirty-nine weeks of fiscal year 2021, the Company recorded a $394 thousand loss on impairment of which $306 thousand related to long-lived assets as described in Note 2 in the notes to the condensed consolidated financial statements included in Item 1. "Financial Statements".  No loss on impairment was reported for the first thirty-nine weeks of fiscal year 2022.

Interest Expense. Interest expense decreased $2.1 million to $998 thousand in the first thirty-nine weeks of fiscal year 2022 compared to $3.1 million in the first thirty-nine weeks of fiscal year 2021. The decrease is primarily due to a lower average debt balance in the first thirty-nine weeks of fiscal year 2022.

Other Income and Expense. During the first thirty-nine weeks of fiscal year 2022, we recognized other income of $116 thousand. During the first thirty-nine weeks of fiscal year 2021, we recognized other income of $61 thousand.

Income Tax Expense. During the first thirty-nine weeks of fiscal year 2022, we recognized income tax expense of $5.1 million compared to $5.9 million during the first thirty-nine weeks of fiscal year 2021. The effective tax rate, including the impact of discrete items, decreased to 16.4% for the first thirty-nine weeks of fiscal year 2022 compared to 17.0% for the first thirty-nine weeks of fiscal year 2021. Fiscal year 2022 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2022 to differ from the effective tax rate for the first thirty-nine weeks of fiscal year 2022.

Net Income. Net income was $26.2 million in the first thirty-nine weeks of fiscal year 2022, which reflected a decrease of $2.2 million compared to $28.5 million in the first thirty-nine weeks of fiscal year 2021. The decrease was attributable to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal sources of cash have been historically provided by our operating activities as well as periodic borrowings from our senior credit facility. During the first thirty-nine weeks of fiscal year 2022 our principal uses of cash flow were debt repayments, capital expenditures, repurchases of common stock and dividend payments.

In July 2022, the Company's Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $60 million of outstanding common stock from time to time.  The new share repurchase program replaced the previous share repurchase program announced in October 2019, which has been terminated.  During the first thirty-nine weeks of fiscal year 2022, the Company repurchased 828,348 shares at an aggregate cost of $14.9 million or an average cost of $17.99 per share.  All repurchased shares were retired and cancelled.  As of September 25, 2022, $54.6 million remained available for future purchases under the share repurchase program.

The Company also resumed payments of dividends in the first quarter of fiscal year 2022 with a $0.12 per share dividend paid on February 17, 2022, a $0.14 per share dividend paid on June 2, 2022 and a $0.14 per share dividend paid on September 2, 2022.  Subsequent to the end of the third quarter of fiscal year 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.14 per share payable on December 2, 2022, to shareholders of record as of the close of business on November 18, 2022.

We believe that our current cash position, coupled with our anticipated cash flow from operations, should provide us with adequate liquidity for the next twelve months and, when combined with our access to additional capital, should provide us with adequate liquidity for the foreseeable future.  As of September 25, 2022, we were in compliance with all covenants pertaining to the Credit Agreement.

Senior Credit Facility

As of September 25, 2022, we had $30.0 million of outstanding indebtedness under our senior credit facility and approximately $4.7 million of outstanding letters of credit, pursuant to a credit agreement entered into with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (as amended, the “Credit Agreement”). As of September 25, 2022, the weighted average interest rate on our outstanding debt was 4.7% and the weighted average interest rate on our outstanding letters of credit was 1.6%. In addition, the fee on the unused portion of our senior credit facility was 0.2%.

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

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	39 Weeks Ended
	September 25,	September 26,
	2022	2021
Net cash provided by (used in):
Operating activities	$33,179	$48,521
Investing activities	(34,765)	(8,418)
Financing activities	(69,754)	(51,726)
Net decrease in cash and cash equivalents	$(71,340)	$(11,623)

Operating Activities. Operating activities provided cash of $33.2 million during the first thirty-nine weeks of fiscal year 2022 and $48.5 million during the first thirty-nine weeks of fiscal year 2021. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising, general and administrative costs, and income taxes. Operating activities provided cash flows primarily because operating revenues have exceeded cash-based expenses.

Investing Activities. Cash used in investing activities totaled $34.8 million in the first thirty-nine weeks of fiscal year 2022 compared with $8.4 million used in the first thirty-nine weeks of fiscal year 2021. Cash used in investing projects during the first thirty-nine weeks of fiscal year 2022 primarily pertained to $21.2 million for new restaurants, $8.1 million for technology investments and upgrades, and $5.2 million for restaurant remodel and capital replacement projects. Cash used in investing activities during the first thirty-nine weeks of fiscal year 2021 primarily pertained to $4.3 million for new restaurants, $4.1 million for restaurant remodel and capital replacement projects.

Financing Activities. Financing activities used cash during the first thirty-nine weeks of fiscal year 2022 and the first thirty-nine weeks of fiscal year 2021. During the first thirty-nine weeks of fiscal year 2022, we repaid debt in the amount of $55.0 million, paid $14.9 million for the repurchase of common stock, paid $13.6 million in dividends and paid $1.2 million in employee withholding taxes in connection with the vesting of restricted stock. We paid the $1.2 million in taxes in connection with the vesting of restricted stock for recipients who elected to satisfy their individual tax withholding obligations by having us withhold a number of vested shares of restricted stock. These cash payments were partially offset by $15.0 million in proceeds from long-term debt.  During the first thirty-nine weeks of fiscal year 2021, we reduced debt by $45.0 million, repurchased $3.8 million in common stock, paid $2.8 million in employee withholding taxes in connection the with vesting of restricted stock and paid $145 thousand in deferred financing costs.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 26, 2021 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first thirty-nine weeks of fiscal year 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At September 25, 2022, the Company had $30.0 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2022 of approximately $300 thousand.

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

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first thirty-nine weeks of fiscal years 2022 and 2021, franchise income attributable to international locations was approximately $2.0 million and $1.5 million, respectively, which is less than 1% of total annual revenue.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices.  Given the historical volatility of beef and other food prices, this exposure can impact the Company's food and beverage costs.  As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. The Company has experienced 4.9% deflation in beef pricing during the first thirty-nine weeks of fiscal year 2022 compared to the first thirty-nine weeks of fiscal year 2021.  The Company has seen a reduction in beef prices during the third quarter of fiscal year 2022 of 14% compared to the third quarter of fiscal year 2021.  During the third quarter of fiscal year 2021, we negotiated set pricing on approximately 10% of our beef supply from mid-September 2021 into mid-March 2022.  During the first quarter of fiscal year 2022, we negotiated set pricing on approximately 20% of our beef supply from mid-March 2022 through mid-August 2022.  This pricing agreement was extended from mid-August 2022 through mid-November 2022.  The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. Holding other variables constant, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $6.0 million to $7.0 million for fiscal year 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 25, 2022. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 25, 2022 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended September 25, 2022, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the third quarter ended September 25, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased under the Program – Amounts in thousands

June 27, 2022 to July 31, 2022	—	—	—	$60,000
August 1, 2022 to August 28, 2022	—	—	—	$60,000
August 29, 2022 to September 25, 2022	298,614	17.94	298,614	$54,643
Totals for the fiscal quarter	298,614	$17.94	298,614	$54,643

In July 2022, the Company's Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $60.0 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors.  The new share repurchase program replaced, as of August 9, 2022,  the Company's previous share repurchase program announced in October 2019.  The previous share repurchase program had permitted the repurchase of up to $60 million of outstanding common stock, of which approximately $15.4 million was unused.  The share repurchase program does not obligate the Company to repurchase any dollar amount or number of its shares, and the program has no termination date. The Company intends to conduct any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.  The Company's Credit Agreement currently does not limit dividends and share repurchases if the Company's Consolidated Leverage Ratio is less than 2.50:1.00 and holds a minimum liquidity of $25.0 million.  As of September 25, 2022 our Consolidated Leverage Ratio was less than 2.50:1.00.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated By-Laws of Ruth's Hospitality Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed August 5, 2022).

10.1	Employment Agreement dated August 1, 2022, between the Company and Cheryl J. Henry (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed August 5, 2022).

10.2	Employment Agreement dated August 1, 2022, between the Company and Kristy Chipman (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed August 5, 2022).

10.3	Employment Agreement dated August 1, 2022, between the Company and Marcy Lynch (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed August 5, 2022).

10.4	Employment Agreement dated August 1, 2022, between the Company and David Hyatt (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed August 5, 2022).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

Date: November 4, 2022