Form 10-K
period 2022-12-25
Ruths Hospitality Group, Inc.
filed 2023-02-23
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 25, 2022

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

☒	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recover period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐   No   ☒

As of June 24, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding common stock, par value $0.01 per share, held by non-affiliates was $586,618,763.

The number of shares outstanding of the registrant’s common stock as of February 17, 2023, was 32,003,406 which excludes 926,430 shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

Auditor Name: KPMG LLP	Location: Orlando, FL	Auditor Firm ID: 185

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”, as defined in the Private Securities Litigation Reform Act of 1995 that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely result,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek”, “should,” “target,” “will be,” “will continue,” “will likely result,” “would” and other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals, including with respect to restaurant closures and re-openings, new restaurant openings and acquisitions or closures, capital expenditures, strategy, financial outlook, liquidity outlook, our effective tax rate, and the impact of inflation and recent accounting pronouncements, also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: the negative impact the COVID-19 pandemic has had and may continue to have on our business, financial condition, results of operations and cash flows; reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; changes in economic conditions, including inflation, increasing interest rates, higher unemployment, slowing growth or recession, reductions in consumer discretionary income, and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending or our ability to pass along rising costs through selling prices; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to income taxes, unclaimed property, Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; political conditions, civil unrest or other developments and risks in the markets where the Company’s restaurants are located; harmful actions taken by the Company’s franchisees; the inability to successfully integrate franchisee acquisitions into the Company’s business operations; economic, regulatory and other limitations on the Company’s ability to pursue new restaurant openings and other organic growth opportunities; a failure, interruption or security breach of the Company’s information technology network; the Company’s indemnification obligations in connection with its sale of the Mitchell’s Restaurants; the Company’s ability to protect its name and logo and other proprietary information; an impairment in the financial statement carrying value of our goodwill, other intangible assets or property; gains or losses on lease modifications; the impact of litigation; the restrictions imposed by the Company’s credit agreement; changes in, or the suspension or discontinuation of, the Company’s quarterly cash dividend payments or share repurchase program; and the inability to secure additional financing on terms acceptable to the Company. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in this Annual Report on Form 10-K. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Annual Report on Form 10-K to reflect events or circumstances after the date thereof. You should not assume that material events subsequent to the date of this Annual Report on Form 10-K have not occurred.

Unless the context otherwise indicates, all references in this report to the “Company,” “Ruth’s,” “we,” “us”, “our” or similar words are to Ruth’s Hospitality Group, Inc. and its subsidiaries.

PART I

Item 1.         BUSINESS

Introduction

Ruth’s Hospitality Group, Inc. develops and operates fine dining restaurants under the trade name Ruth’s Chris Steak House. As of December 25, 2022, there were 154 Ruth’s Chris Steak House restaurants, including 77 Company-owned restaurants, three restaurants operating under contractual agreements and 74 franchisee-owned restaurants, including 23 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Philippines, Singapore and Taiwan. All Company-owned restaurants are located in the United States.

The Company has a 52/53-week fiscal year ending the last Sunday in December. Fiscal years 2022, 2021, and 2020 each had 52 weeks. The 2022 fiscal year ended December 25, 2022, the 2021 fiscal year ended December 26, 2021, and the 2020 fiscal year ended December 27, 2020. Fiscal year 2023 will have 53 weeks.

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

COVID-19 Impact

The novel coronavirus 2019 (COVID-19) pandemic resulted in a significant reduction in revenue at the Company’s restaurants due to mandatory restaurant closures, capacity limitations, social distancing guidelines or other restrictions mandated by governments across the world, including federal, state and local governments in the United States. As a result of these developments, the Company experienced a significant negative impact on its revenues, results of operations and cash flows. As of December 25, 2022, all of the Company-owned and managed Ruth’s Chris Steak House restaurant dining rooms were open and its revenues, results of operations and cash flows were comparable to periods prior to the pandemic.

Ruth’s Chris Steak House

With 154 restaurants as of December 25, 2022, Ruth’s Chris Steak House is one of the largest upscale steakhouse companies in the world. The menu features a broad selection of high-quality USDA Prime and Choice grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion —“sizzling”— complemented by other traditional menu items inspired by its New Orleans heritage. Ruth’s Chris complements its distinctive food offerings with an award-winning wine list.

The Ruth’s Chris brand reflects its 57-year commitment to the core values instilled by its founder, Ruth Fertel, of caring for guests by delivering the highest quality food, beverages and genuine hospitality in a warm and inviting atmosphere.

Strengths

The Company believes that the key strengths of its business model are the following:

Premier Upscale Steakhouse Brand

With 154 restaurants as of December 25, 2022, Ruth’s Chris Steak House is one of the strongest fine-dining steak house brands with 68% awareness on the most recent YouGov America Brand Ratings survey (Q4 2022). It also consistently ranks as one of the most beloved steak house chains in the US with high ratings for taste, service, and ambiance.

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

Strategy

Historically, the Company’s strategy is to deliver a total return to shareholders by maintaining a healthy core business, growing with a disciplined investment approach and returning excess capital to shareholders. The Company strives to maintain a healthy core business by growing sales through traffic, managing operating margins and leveraging its infrastructure. The Company has a balanced strategy that is focused on maintaining a healthy balance sheet and a healthy core business, being disciplined in evaluating future growth opportunities and returning excess capital to shareholders. The Company evaluates disciplined growth opportunities in markets with attractive sales attributes and solid financial returns. The Company believes that its franchisee program is a point of competitive differentiation and looks to grow its franchisee-owned restaurant locations as well. From time to time, the Company may also consider acquiring franchisee-owned restaurants at terms that it believes are beneficial to the Company.

Improve Sales/Profitability

The Company strives to improve sales and profitability by focusing on:

•	Ensuring food quality through consistent preparation and presentation;

•	Developing enhanced digital capabilities across commercial and operational platforms;

•	Increasing brand awareness through enhanced media advertising at the national and local levels;

•	Enhancing and/or developing innovative marketing programs through its website (e.g., www.ruthschris.com), social media, digital media and email communication;

•	Creating and/or growing revenue opportunities via Ruth’s Anywhere, Private Dining, the sale of Gift Cards and opening for lunch in selected markets; and

•	Opening new restaurants and remodeling existing restaurants.

Expand Relationships with New and Existing Franchisees and Others

The Company intends to grow its franchising business primarily by expanding the rights of existing franchisees to open new restaurants. The Company believes that building relationships with quality franchisees is a cost-effective way to grow and strengthen the Ruth’s Chris brand and generate additional revenues. The Company intends to continue to focus on providing operational guidance to its franchisees, including the sharing of “best practices” from Company-owned Ruth’s Chris restaurants.

In fiscal year 2022 one franchisee-owned restaurant was relocated within Wilmington, N.C. In fiscal year 2021 two new franchisee-owned restaurants were opened in Manila, Philippines and Changsha, China. In fiscal year 2020 one franchisee-owned restaurant was relocated within Chesterfield, MO.

The Company and its franchise and licensing partners have opened or relocated twelve new Ruth’s Chris Steak Houses worldwide during the three-year period ended December 2022.

Menu

The Ruth’s Chris menu features a broad selection of high-quality USDA Prime grade steaks and other premium offerings served in Ruth’s Chris signature fashion—“sizzling” on a 500 degree plate and topped with butter and fresh parsley—complemented by other classic American steakhouse menu items. USDA Prime is the highest meat grade level, which refers to the superior quality and evenly distributed marbling that enhances the flavor of the steak. The Ruth’s Chris menu also includes premium quality chicken, crab, fish, lamb chops and lobster.

The Ruth’s Chris restaurants offer a variety of appetizer items, including calamari, New Orleans-style barbequed shrimp, mushrooms stuffed with crabmeat, seared ahi tuna, spicy shrimp, veal osso buco ravioli, goat cheese & artichoke dip, shrimp cocktail, chilled seafood tower and sizzling crab cakes, as well as four different salads. Our restaurants also offer a variety of potatoes and vegetables as side dishes. For dessert, crème brûlée, traditional bread pudding with whiskey sauce, chocolate sin cake, cheesecake and other selections are available.

The Company’s wine list features bottles typically ranging in price from $48 to over $1,000. Individual restaurants may supplement their 175 – 185 bottle core wine list with approximately 20 additional selections that reflect local market tastes. Most of the Company’s Ruth’s Chris restaurants also offer over 19-21 wines-by-the-glass, 10 handcrafted cocktails and numerous beers, premium liquors and alcoholic dessert drinks.

Dinner entrees are generally priced from $38 to $115. Ruth’s Chris is predominately open during dinner hours with only a limited number of restaurants open for lunch. The lunch menu offers lunch-specific entrees generally ranging in price from $16 to $41 and also features their signature steaks and seafood ranging in price from $42 to $71. The blended guest check average at Ruth’s Chris was approximately $97 during fiscal year 2022 with food sales representing 80% of the guest check and the remainder represented by beverage sales. While the Ruth’s Chris core menu is similar at all of its restaurants, the Company seasonally introduces new items such as limited time and prix fixe offerings that allow it to give its guests additional choices while taking advantage of fresh sourcing and advantageous cost opportunities.

Restaurant Operations and Management

The Ruth’s Chris Chief Executive Officer, Chief Operating Officer and Vice President of Operations have primary responsibility for managing Company-owned restaurants and participate in analyzing restaurant-level performance and strategic planning. The Company has eight regional vice presidents who oversee restaurant operations at Company-owned restaurants, one regional vice president who has oversight responsibility for certain company owned and all franchisee-owned restaurants and one vice president to whom the regional vice presidents report. In addition, restaurant education and training is overseen by a regional staff dedicated to the ongoing training and development of customer service employees and kitchen staff.

A typical Company-owned restaurant employs four to five managers, including a general manager, two or three front-of-the-house managers and an executive chef. The Company-owned restaurants also typically have approximately 55-65 hourly employees (higher volume locations will have more staff).  Staffing levels at most Company-owned restaurants continue to be lower than pre-COVID levels due to labor efficiencies as well as the challenging labor market.

Purchasing

The Company’s ability to maintain consistent quality throughout its restaurants depends in part upon its ability to acquire food and other supplies from reliable sources in accordance with its specifications. Purchasing for the restaurants is directed by the Vice President of Purchasing, Menu and Culinary as well as the Executive Chef using the Company's purchasing philosophy and specifications.

During fiscal year 2022, the Company purchased substantially all the beef it used in Company-owned Ruth’s Chris restaurants from two vendors, Sysco Specialty Meat Group (a subsidiary of Sysco) and Stock Yards Packing (a subsidiary of US Foods). Each vendor supplied about half of the Company’s beef requirements. In addition, the Company has a distribution arrangement with a national food and restaurant supply distributor, Distribution Market Advantage, Inc. (DMA), which purchases products for the Company from various suppliers and through which all the Company-owned Ruth’s Chris Steak House restaurants receive a significant portion of their food supplies.

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

Marketing and Promotions

The goals of the Company’s marketing efforts are to increase restaurant sales by attracting new guests, increasing the frequency of visits by current guests, enhancing the guest experience, driving innovation, improving brand recognition in new markets or markets where it intends to open a restaurant and to communicate the overall uniqueness, value and quality exemplified by the restaurants. The Company and its franchisees use multiple media channels to accomplish these goals and complements its national advertising with targeted local media such as print, digital media, influencer marketing, search engine marketing and outdoor billboards.

Advertising

In fiscal year 2022, the Company spent $17.4 million, or 3.4% of its revenues, in total marketing and advertising expenditures, which included spending on data and digital initiatives, in-store gift card promotion, traditional public relations, social media and influencer marketing. During fiscal year 2022, the Company’s online strategy also included an emphasis on continued website improvement and personalized and targeted emails with special offers and announcements, as well as emails regarding off-premise dining options, holiday offers and personalized birthday and anniversary invitations. The Company's franchisees also conduct their own local media and advertising plans.

Gift Cards

The Company sells Ruth’s Chris gift cards at most of its Ruth’s Chris Steak House restaurants, including franchises, on its website and through its toll-free number. E-gift cards, which may be purchased on the Company’s e-commerce gift card website, are emailed directly to the recipient and are redeemable in the same manner as physical gift cards. Ruth’s Chris gift cards are also sold in third-party retail outlets and are available through redemption of American Express Membership Rewards points. Offering gift cards at third-party retailers and e-gift cards gives Ruth’s Chris the opportunity to maximize last-minute gift-giving and address its patrons’ requests for convenient, immediate purchases.  Ruth’s Chris patrons frequently purchase gift cards for holidays, including Christmas, Hanukkah, Valentine’s Day, Mother’s Day and Father’s Day, and other special occasions. In fiscal year 2022, Company and franchise sales of Ruth’s Chris gift cards aggregated approximately $74.9 million system-wide, compared to $72.6 million in fiscal year 2021. Ruth’s Chris gift cards are redeemable at both Company and franchisee-owned Ruth’s Chris restaurants.

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

As of December 25, 2022, the Company’s 74 franchisee-owned Ruth’s Chris restaurants are owned by 24 franchisees with the three largest franchisees owning 36 restaurants in total.

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

Seasonality

The Company’s business is subject to seasonal fluctuations. Historically, absent the impact of COVID-19 in fiscal years 2020 and 2021, the percentage of its annual revenues earned during the first and fourth fiscal quarters have been higher relative to other quarters due, in large part, to increased restaurant sales during the year-end holiday season and the popularity of dining out in the fall and winter months.

Human Capital

Our approach to Human Capital is defined by our strong culture of taking care of people, which reflect our roots in the single steak house started by Ruth Fertel over fifty-seven years ago, define the essence of Ruth’s Chris Steak House, and determine how we take care of each of Our People: Guests, Team Members, Franchise Owners, Vendor Partners, Community, and Investors.

None of the Company’s employees (our “Team Members”) are covered by a collective bargaining agreement. Over the course of 2022, the Company completed our transition out of its “COVID-response” approach to Human Capital, continued to adjust our health and safety protocols to align with changing federal, state and local requirements, and refocused our efforts on ensuring our restaurants were fully staffed, opening new restaurants, and developing our team members. As of December 25, 2022, our number of employees by functional area is set forth in the table below:

Functional Area	Number of Employees
Senior Officers / Corporate VPs / Operations VPs	18
General Managers/Regional General Managers	76
Managers	199
Executive Chefs/Regional Corporate Chefs	79
Non-Salaried Restaurant Staff	4,302
Corporate Salaried	58
Corporate Non-salaried	36
Total number of employees	4,768

We believe the stability of our leadership team is a critical driver of our ability to steward the Company’s brand and to deliver consistently the brand standards and experiences our Guests expect. The average tenure of our Field Leadership (VP Level) is approximately sixteen years, the average tenure of our Restaurant Leadership (General Managers and Chefs) is approximately nine years, and the average tenure of our home office leadership is just shy of nine years. In addition, 23% of our General Managers and approximately 30% of our Chefs have been with the Company for more than fifteen years.

Our diverse team reflects our commitment to attracting, retaining, and developing a workforce that reflects the communities in which we live and work. Across the Company, approximately 55% of our Team Members are racially or ethnically diverse and 36% identify as female. Of our Named Executive Officers 60% identify as female and 63% of our Board of Directors identify as female. Consistent with our commitment to diversity, we hired a Director of Diversity and Inclusion in November of 2020.

We believe that providing competitive benefits to our Team Members is integral to ensuring we achieve our goal of attracting and retaining the best team in the industry. As such, we offer our Team Members competitive pay and health care benefits. Hourly Team Members are eligible for health care and vacation benefits after one year of service if they average 24 hours of work and receive company-paid life insurance when meeting the same criteria. We also held Team Member contributions to health care premiums flat in 2022 and shifted our 401(k) plan to a Safe Harbor plan. This new plan was accompanied by an increase in the amount and frequency of our Company match and allowing all Team Members to participate in the plan after 90 days of service.

Our commitment to our Team Members does not stop with providing competitive pay and benefits. In 2005, following the impact of Hurricane Katrina, we created the RUTHS Fund to support our Team Members experiencing hardship. The RUTHS Fund is supported primarily by home office and field Team Member contributions. Over the course of 2020 through 2022 the fund paid out $871 thousand in grants benefiting over 730 of our Team Members who applied for support.

Our commitment to our Team Members also extends to creating promotional opportunities for them and ensuring they are well prepared for those opportunities. In 2022, we took several steps to ensure we develop and retain our talent including only opening new restaurants with experienced Ruth's Chris management teams, expanding our Key Development program to provide the experiences needed to seamlessly enter Management, and implemented a Regional General Manager program to prepare our next generation of Regional Vice Presidents (multi-unit leaders).

Government Regulation

The Company is subject to extensive federal, state and local government regulation, including regulations relating to public health and safety, zoning and fire codes and the sale of alcoholic beverages and food. The Company maintains the necessary restaurant, alcoholic beverage and retail licenses, permits and approvals. Federal and state laws govern the Company’s relationship with its employees, including laws relating to minimum wage requirements, overtime, tips, tip credits and working conditions. A significant number of the Company’s hourly employees are paid at rates related to federal or state minimum wage. During 2022, governmental entities acted to increase minimum wage rates in several jurisdictions where Company-owned restaurants are located, and further increases are anticipated to take effect in coming years.

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

Available Information

The Company maintains a website at www.rhgi.com. The Company makes available free of charge, through the investor relations section of its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Such information is available on the Company’s website as soon as reasonably practicable after it is filed with the SEC. Additionally, the Company’s Code of Ethics may be accessed within the Investor Relations section of its website. Information found on the Company’s website is not incorporated into this Annual Report on Form 10-K or any other report filed with the SEC.

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

We purchase large quantities of beef, particularly USDA Prime grade beef, which is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. Beef costs represent approximately 49% of our food and beverage costs during fiscal year 2022 . We typically buy our beef on the “spot” market and from time to time we will enter into longer term pricing and supply agreements. The market for USDA Prime grade beef is particularly volatile. If prices increase, or we are unsuccessful in our long-term pricing and supply agreements, or the supply of beef is reduced, our operating margins could be materially adversely affected.

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

The COVID-19 outbreak has disrupted and may continue to disrupt our business, which has and could continue to materially affect our operations, financial condition and results of operations for an extended period of time.

The government responses related to COVID-19 across the world and our Company’s responses to the outbreak have disrupted and may continue to disrupt our business and adversely affect our revenue and operating margin and we cannot predict how long the outbreak will ultimately last or what other government responses may occur.

As of December 25, 2022, we were engaged in legal proceedings with three landlords. Subsequent to fiscal year 2022, we resolved two of these outstanding legal proceedings. We have pursued and continue to pursue the remaining outstanding matter vigorously, but there can be no assurance that we will prevail in litigation.

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

We cannot predict the duration of the COVID-19 pandemic or future governmental regulations or legislation that may be passed as a result of ongoing or future COVID-19 outbreaks. The continued impact of COVID-19 and the enactment of additional governmental regulations and restrictions may further adversely impact the global economy, the restaurant industry, and our business specifically, despite prior or future actions taken by us.

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

Our senior credit agreement contains, and any agreements governing future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us. Our senior credit agreement, which was entered into on February 2, 2017 and was amended and restated on October 18, 2021, may limit our ability, among other things, to:

•	pay dividends or purchase stock in excess of the limits permitted under the credit facility;
•	borrow money or issue guarantees;
•	make investments;
•	use assets as security in other transactions;
•	sell assets or merge with or into other companies;
•	enter into transactions with affiliates; and
•	create or permit restrictions on our subsidiaries’ ability to make payments to us.

Our ability to engage in these types of transactions is limited even if we believe that a specific transaction would contribute to our future growth or improve our operating results. Our senior credit agreement also requires us to maintain compliance with certain financial ratios. Our ability to comply with these ratios may be affected by events outside of our control. Any non-compliance would result in a default under our senior credit agreement and could result in our lenders declaring our senior debt immediately due and payable, which would have a material adverse effect on our financial position, consolidated results of operations and liquidity. For more information about senior credit agreement, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Credit Facility, of this Annual Report on the Form 10-K.

We pay interest under our senior credit agreement based on the London Interbank Offered Rate (“LIBOR”).  At the end of 2021, the ICE Benchmark Administration, the administrator for LIBOR, ceased publishing one-week and two-month U.S. dollar LIBOR and will cease publishing all remaining U.S dollar LIBOR tenors in mid-2023. Concurrently, the United Kingdom's Financial Conduct Authority announced the cessation or loss of representativeness of the U.S dollar LIBOR tenors from those dates. The U.S Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of, among other entities, large U.S financial institutions, has recommended replacing U.S. dollar LIBOR with a new index that measures the cost of borrowing cash overnight, backed by U.S Treasury securities (“SOFR”). SOFR is observed and backward-looking, which stands in contrast with LIBOR, which is an estimated forward-looking rate and relies, to some degree, on the expert judgement of submitting panel members. The consequences of these developments with respect to LIBOR cannot be entirely predicted and may result in the level of interest payments on the portion of our indebtedness under our senior credit agreement to be affected, which may adversely affect the amount of our interest payments under such debt.

In the future, we may depend on external sources of capital, which may not be available.

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

Our ability to maintain consistent quality throughout Company-owned restaurants depends in part upon our ability to purchase USDA Prime and Choice grade beef, seafood and other food products in accordance with our rigid specifications. The Company did not experience any major disruption during the fiscal year 2022 and was able to purchase substantially all of the beef used in Company-owned Ruth’s Chris restaurants from two vendors, Sysco Specialty Meat Group (a subsidiary of Sysco) and Stock Yards Packing (a subsidiary of US Foods). Each vendor supplied about half of the Company’s beef requirements.

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

Evolving corporate governance and public disclosure regulations and expectations, including with respect to our environmental, social and governance (ESG) commitments and disclosures, could expose us to numerous risks.

We are subject to the evolving rules and regulations with respect to ESG matters of a number of governmental and self-regulatory bodies and organizations, including the SEC, Nasdaq and the Financial Accounting Standards Board, that could make compliance more difficult and uncertain. In addition, regulators, guests, investors, employees and other stakeholders are increasingly focused on ESG matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention to comply with or meet those regulations and expectations. Developing and acting on ESG initiatives and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming. Further, ESG-related information is subject to evolving reporting standards, including the SEC's proposed climate-related reporting requirements. Our ESG initiatives and goals could be difficult and expensive to implement, and we could be criticized for the accuracy, adequacy or completeness of our ESG disclosures. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG goals on a timely basis, or at all, our reputation and financial results could be adversely affected.

Risks Related to Financial Performance or General Economic Conditions

An impairment in the financial statement carrying value of our goodwill, other intangible assets or property could adversely affect our financial condition and consolidated results of operations.

Goodwill and owned franchise rights must be reviewed for potential impairment annually and when triggering events are detected. We performed our annual impairment test of goodwill and franchise rights as of November 27, 2022 using a qualitative assessment. Using the qualitative approach, we evaluated factors, including but not limited to: recent financial performance, forecasts for future cash flows, the Company’s stock price and market capitalization, recent impairment tests, legal factors, the business climate, and the competitive environment.

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

We repurchase of shares of our common stock under our share repurchase program. In fiscal year 2022, we resumed paying quarterly cash dividends to holders of our common stock. Our ability to pay future quarterly cash dividends or repurchase shares of our common stock will be subject to, among other things, our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any new indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our Board of Directors deems relevant. There can be no assurance that we will resume payment of a quarterly cash dividend or repurchase shares of our common stock in the future. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of shares of our common stock under our share repurchase program could cause the market price of our common stock to decline. Moreover, in the event our payment of quarterly cash dividends is reduced or discontinued, our failure or inability to resume paying quarterly cash dividends at historical levels could result in a lower market valuation of our common stock.

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

Economic downturns have in the past and could in the future negatively impact consumer spending patterns. Any decrease in consumer spending patterns or demand specific to our business may result in a decline in our operating performance. Economic downturns may reduce guest traffic and require us to lower our prices, which reduces our revenues and operating income, which may adversely affect the market price for our common stock. In addition, some of our restaurants are located in areas that we consider tourist or vacation destinations. In those locations, we depend in large part on vacation travelers to frequent our Ruth’s Chris Steak House restaurants, and such destinations typically experience a reduction in visitors during economic downturns, thereby reducing the potential guests that could visit our restaurants. A significant portion of our gross revenue comes from business guests and private dining which could also be negatively affected during an economic downturn or decrease in consumer confidence. This could have a material adverse impact on our results of operations and growth strategy. Disasters occurring at one of our franchisee’s locations could impact our reputation and our consumers’ perception of our brand. Moreover, these types of events could negatively impact consumer spending in the impacted regions or, depending on the severity, globally, which could adversely impact our operating results.

Litigation concerning food quality, health, employment practices, real estate and other issues could require us to incur additional liabilities and/or cause guests to avoid our restaurants.

Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to our restaurants. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees, claims from landlords, claims from suppliers, claims alleging violations of federal and state law regarding workplace and employment matters, harassment and discrimination and similar matters. In addition, we have in the past and could in the future become subject to class action lawsuits related to these matters. These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination; guest discrimination; food safety issues including poor food quality, food-borne illness, food tampering, food contamination, and adverse health effects from consumption of various food productions or high-calorie foods. We, and other companies in the restaurant industry, have also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In addition, we are subject to “dram shop” statutes. These statutes generally permit a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The restaurant industry has also faced recent claims related to sexual harassment. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment that significantly exceeds our insurance coverage for any claims or for matters not covered by insurance could materially adversely affect our financial condition and results of operations. Our inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on our financial condition and results of operations. Adverse publicity or a failure to respond effectively resulting from these claims may also negatively impact our reputation and revenues at one or more of our restaurants.

If we fail to comply with applicable federal, state and local employment and labor laws and regulations, it could have a material, adverse impact on our business.

Various federal, state and local employment and labor laws and regulations govern our relationships with our employees. These laws and regulations relate to matters such as employment discrimination, wage and hour laws, requirements to provide and document meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules, healthcare laws, and anti-discrimination and anti-harassment laws. We incur substantial costs to comply with these laws and regulations and non-compliance could expose us to significant liabilities. For example, a number of lawsuits previously have been filed against us alleging violations of federal and state laws regarding employee wages and payment of overtime, meal and rest breaks, employee classification, employee record-keeping and related practices with respect to our employees. We incur legal costs to defend these cases, and we could incur losses from these and similar cases, and the amount of such losses or costs could be material.

In addition, several jurisdictions, including New York City, Philadelphia, Seattle, and Oregon have implemented fair workweek or “secure scheduling” legislation, which impose complex requirements related to scheduling for certain restaurant and retail employees, and additional jurisdictions are considering similar legislation. Several jurisdictions also have implemented sick pay and paid time off legislation, which requires employers to provide paid time off to employees, and “just cause” termination legislation, which restricts companies’ ability to terminate employees or reduce employees’ hours unless they can prove “just cause” or a “bona fide economic reason” for the termination or reduction in hours. All of these regulations impose additional obligations on us and our failure to comply with any of these regulations could subject us to penalties and other legal liabilities, which could adversely affect our business and results of operations and potentially cause us to close or reduce operating hours of some restaurants in these jurisdictions.

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

Effective January 21, 2015, we sold the Mitchell’s Restaurants and related assets to Landry’s, Inc. and Mitchell’s Entertainment, Inc., an affiliate of Landry’s Inc. (together with Landry’s Inc., “Landry’s”). Pursuant to the terms of the purchase agreement, upon closing of the sale of the Mitchell’s Restaurants, Landry’s assumed the lease obligations of the Mitchell’s Restaurants. However, we have guaranteed Landry’s lease obligations aggregating $8.3 million under four of the leases which extend until the leases terminate which may continue into 2040 assuming all options are exercised. Separate from the purchase agreement, Landry’s has agreed to indemnify the Company in the event of a default under any of the leases. There is a risk that adverse events may occur that require us to defend against or fulfill an indemnity claim, which could result in unexpected expense.

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

The operation of restaurants by franchisees in international markets also create additional risks to our brands and reputation.

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

The corporate headquarters reside in leased space 11,784 square feet in Winter Park, Florida, with a term set to expire on August 31, 2026.

The Company owns the real estate for one Ruth’s Chris operating restaurant in Ft. Lauderdale, Florida (7,800 square feet).

The following table sets forth information about the Company’s existing Company-owned and franchisee-owned restaurants as of December 25, 2022. As of this same date, the Company operated 77 Ruth’s Chris restaurants and three restaurants operated under contractual agreements. In addition, franchisees operated 74 restaurants. Company-owned Ruth’s Chris restaurants range in size from approximately 4,000 to approximately 13,000 square feet with approximately 180 to 375 seats. The Company expects that future restaurants will range in size from 6,000 to 10,000 square feet with approximately 200 to 300 seats.

Company-Owned Ruth's Chris Restaurants			Franchisee-Owned Ruth's Chris Restaurants
Year Opened	Locations	Property Leased or Owned	Year Opened	Locations
1972	Metairie, LA	Leased	1976	Baton Rouge, LA
1977	Lafayette, LA	Leased	1985	Mobile, AL
1985	Ft. Lauderdale, FL	Owned	1986	Atlanta, GA
1985	Austin, TX	Leased	1987	Pittsburgh, PA
1986	Nashville, TN	Leased	1987	Hartford, CT
1988	Philadelphia, PA	Leased	1991	Richmond, VA
1988	Seattle, WA	Leased	1993	Birmingham, AL
1989	Honolulu, HI	Leased	1993	San Antonio, TX
1989	Memphis, TN	Leased	1993	Taipei, Taiwan
1990	Weehawken, NJ	Leased	1993	Cancun, Mexico
1990	Scottsdale, AZ	Leased	1994	Indianapolis, IN
1992	Palm Desert, CA	Leased	1995	Toronto, Canada
1992	Minneapolis, MN	Leased	1996	Taichung, Taiwan
1993	Arlington, VA	Leased	1996	Indianapolis, IN
1993	Manhattan, NY	Leased	1997	Kowloon, Hong Kong
1994	San Diego, CA	Leased	1997	Raleigh (Cary), NC
1995	Long Island, NY	Leased	1998	Annapolis, MD
1995	Westchester, NY	Leased	1999	Atlanta, GA
1996	Dallas, TX	Leased	2000	Pikesville, MD
1996	Troy, MI	Leased	2000	San Antonio, TX
1996	Tampa, FL	Leased	2001	Kaohsiung, Taiwan
1997	Irvine, CA	Leased	2001	Queensway, Hong Kong
1997	Jacksonville, FL	Leased	2001	Cabo San Lucas, Mexico
1998	Louisville, KY	Leased	2005	Virginia Beach, VA
1998	Parsippany, NJ	Leased	2005	Baltimore, MD
1998	Northbrook, IL	Leased	2005	Atlantic City, NJ
1999	Coral Gables, FL	Leased	2005	Charlotte, NC
1999	Ponte Vedra, FL	Leased	2006	Ocean City, MD
2000	Sarasota, FL	Leased	2006	Destin, FL
2000	Del Mar, CA	Leased	2006	Huntsville, AL
2000	Boca Raton, FL	Leased	2006	Edmonton, Canada
2000	Wailea, HI	Leased	2007	Charlotte, NC
2001	Orlando, FL	Leased	2007	Columbia, SC
2001	Greensboro, NC	Leased	2007	Mishawaka, IN
2002	Woodland Hills, CA	Leased	2007	Tokyo, Japan
2002	Fairfax, VA	Leased	2007	Madison, WI
2003	Walnut Creek, CA	Leased	2007	Calgary, Canada
2005	Roseville, CA	Leased	2007	Rogers, AR
2005	Boston, MA	Leased	2007	Park City, UT
2005	Sacramento, CA	Leased	2008	Aruba
2006	Bonita Springs, FL	Leased	2008	Myrtle Beach, SC
2006	Pasadena, CA	Leased	2008	Wilkes-Barre, PA
2007	Lake Mary, FL*	Land Leased	2008	Raleigh, NC
2007	Anaheim, CA*	Land Leased	2008	Savannah, GA
2007	Biloxi, MS	Leased	2009	Greenville, SC
2007	Knoxville, TN	Leased	2009	St. Louis, MO
2007	Tyson's Corner, VA	Leased	2009	Durham, NC
2007	Waikiki, HI	Leased	2009	Kennesaw, GA
2007	West Palm Beach, FL	Leased	2010	Salt Lake City, UT
2008	Ft. Worth, TX	Leased	2011	Grand Rapids, MI
2008	New Orleans, LA	Leased	2011	Asheville, NC
2008	Princeton, NJ*	Land Leased	2012	Singapore
2008	Fresno, CA	Leased	2012	Niagara Falls, Canada
2008	South Barrington, IL*	Land Leased	2013	Las Vegas, NV
2011	Portland, OR	Leased	2013	San Juan, Puerto Rico
2012	Cincinnati, OH	Leased	2013	Chattanooga, TN
2013	Houston, TX	Leased	2013	Shanghai, China
2014	Denver, CO	Leased	2014	Alpharetta, GA
2014	Gaithersburg, MD	Leased	2014	Boise, ID
2014	Marina del Rey, CA	Leased	2014	Taipei, Taiwan
2015	St. Petersburg, FL	Leased	2015	Ann Arbor, MI
2016	Albuquerque, NM	Leased	2015	San Antonio, TX
2016	El Paso, TX	Leased	2016	Jakarta, Indonesia
2017	Waltham, MA	Leased	2016	Odenton, MD
2017	Denver, CO	Leased	2016	Greenville, SC
2018	Jersey City, NJ	Leased	2017	Chengdu, China
2018	Paramus, NJ	Leased	2017	Toronto, Canada
2019	Columbus, OH	Leased	2018	Ft. Wayne, IN
2019	Somerville, MA	Leased	2018	Markham, Canada
2020	Washington, D.C.	Leased	2019	Chongqing, China
2021	Short Hills, NJ	Leased	2020	Chesterfield, MO
2021	Lake Grove, NY	Leased	2021	Manila, Philippines
2022	Worcester, MA	Leased	2021	Changsha, China
2022	Long Beach, CA	Leased	2022	Wilmington, NC
2022	Melville, NY	Leased
2022	Aventura, FL	Leased
2022	Winter Park, FL	Leased

			Ruth's Chris Restaurants Under Contractual Agreement
			Year Opened	Locations
			2012	Cherokee, NC
			2017	Tulsa, OK
			2018	Reno, NV

Item 3.         LEGAL PROCEEDINGS

See Note 10 of the Notes to the consolidated financial statements for a summary of legal proceedings.

Item 4.         MINE SAFETY DISCLOSURES

None.

PART II

Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Select Market under the trading symbol “RUTH.” As of February 17, 2023, there were 87 holders of record of its common stock.

Common Stock Repurchase Program

In July 2022, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $60 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors. The new share repurchase program replaced, as of August 9, 2022, the Company's previous share repurchase program announced in October 2019. The previous share repurchase program had permitted the repurchase of up to $60 million of outstanding common stock, of which approximately $15.4 million was unused. The Company conducts any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of its shares. The program has no termination date. As of December 25, 2022, $40.0 million remained available for further purchases under the new program. The Company’s ability to make future stock purchases under the program is currently limited by our credit agreement. The Company’s amended and restated credit agreement currently does not limit dividends and share repurchases if the Company’s Consolidated Leverage Ratio is less than 2.50:1.00 and holds a minimum liquidity of $25.0 million. As of December 25, 2022 our Consolidated Leverage Ratio was less than 2.50:1.00.

Stock repurchase activity during the fourth fiscal quarter ended December 25, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value that May Yet be Purchased under the Program – Amounts in thousands
September 26, 2022 to October 30, 2022	282,516	$16.50	282,516	$49,982
October 31, 2022 to November 27, 2022	-	-	-	$-
November 28, 2022 to December 25, 2022	622,241	$16.08	622,241	$39,979
Totals for the fiscal quarter	904,757	$16.21	904,757	$39,979

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

Performance Graph

The following table and graph show the cumulative total stockholder return on the Company’s Common Stock along with the S&P 500 Stock Index, the S&P Small Cap 600 Index and the Dow Jones U.S. Restaurants & Bars Index, in each case assuming an initial investment of $100 on December 31, 2017 and full dividend reinvestment.

CUMULATIVE TOTAL RETURN

Assuming an investment of $100 and reinvestment of dividends

	12/31/2017	12/30/2018	12/29/2019	12/27/2020	12/26/2021	12/25/2022
Ruth's Hospitality Group, Inc.	$100	$105	$104	$83	$98	$77
S&P 500	$100	$96	$126	$149	$192	$157
S&P Smallcap 600	$100	$92	$112	$125	$159	$133
Dow Jones US Restaurants & Bars	$100	$109	$135	$159	$195	$180

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

Item 6.         [RESERVED]

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes to the consolidated financial statements. We report our financial results on a 52/53-week fiscal year, which ends on the last Sunday in December. Fiscal years 2022, 2021 and 2020 all had 52 weeks of operations.

Overview

Ruth’s Hospitality Group, Inc. develops and operates fine dining restaurants under the trade name Ruth’s Chris Steak House. As of December 25, 2022, there were 154 Ruth’s Chris Steak House restaurants, including 77 Company-owned restaurants, three restaurants operating under contractual agreements and 74 franchisee-owned restaurants, including 23 international franchisee-owned restaurants.

All Company-owned Ruth’s Chris Steak House restaurants are located in the United States. The franchisee-owned Ruth’s Chris Steak House restaurants include 23 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Philippines, Singapore and Taiwan. In fiscal year 2020, the Company relocated one of its Ruth’s Chris Steak House restaurants in Washington, D.C. Franchisees did not open any new restaurants in 2020. During fiscal year 2020 nine Company-owned Ruth’s Chris Steak House restaurants were permanently closed and one franchisee-owned Ruth’s Chris Steak House restaurant was permanently closed. In fiscal year 2021, the Company opened two new Ruth’s Chris Steak House restaurants – one in Short Hills, NJ in September and one in Lake Grove, NY in December. The Company-owned Ruth’s Chris Steak House restaurant in Bellevue, WA closed in April 2021, and the Bethesda, MD and Mauna Lani, HI locations closed in December 2021. Franchisees opened two new Ruth’s Chris Steak Houses in fiscal year 2021 – one in Manila, Philippines in September and one in Changsha, China in November. In fiscal year 2022, four Company-owned restaurants were opened in Aventura, FL, Worchester, MA, Long Beach, CA and Melville, NY. In fiscal year 2022, one Company-owned restaurant was relocated in October 2022 in Winter Park, FL.  In fiscal year 2022, one franchisee-owned restaurant was relocated within Wilmington, N.C.

The Ruth’s Chris menu features a broad selection of high-quality USDA Prime and Choice grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion—“sizzling” and topped with butter—complemented by other traditional menu items inspired by our New Orleans heritage. The Ruth’s Chris restaurants reflect the 57-year commitment to the core values instilled by our founder, Ruth Fertel, of caring for our guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere.

Our Ruth’s Chris restaurants cater to special occasion diners and frequent customers, in addition to the business clientele traditionally served by upscale steakhouses, by providing a dining experience designed to appeal to a wide range of guests. We believe our focus on creating this broad appeal provides us with opportunities to expand into a wide range of markets, including many markets not traditionally served by upscale steakhouses. We offer USDA Prime and other high-quality steaks that are aged and prepared to exact company standards and cooked in 1,800-degree broilers. We also offer veal, lamb, poultry and seafood dishes and a broad selection of appetizers. We complement our distinctive food offerings with an award-winning wine list. During the fiscal year 2022, the blended guest check average was $97 per person at Company-owned Ruth’s Chris Restaurants.

Recap of Fiscal Year 2022 and Fiscal Year 2021 Operating Results

Operating income for fiscal year 2022 decreased from fiscal year 2021 by $2.7 million to $47.0 million. Operating income for fiscal year 2022 was impacted favorably by a $73.4 million increase in restaurant sales, a $2.0 million increase in franchise income, a $1.3 million increase in other operating income, a reduction in a loss of lease modification of $1.0 million and a reduction in a loss of impairment of $1.3 million, which were offset by a $6.0 million loss on legal settlement along with a combined $75.7 million increase in food and beverage costs, restaurant operating expenses, marketing and advertising, general and administrative costs, depreciation and amortization expenses, and pre-opening costs. Increased restaurant sales were attributable to an increase in average check and increase in traffic counts. After-tax net income during fiscal year 2022 decreased from fiscal year 2021 by $3.7 million to $38.6 million primarily due to the factors described above and an increase in income tax expense of $2.9 million, partially offset by an $2.0 million decrease in interest expense.

Operating income for fiscal year 2021 increased from fiscal year 2020 by $78.3 million to $49.7 million. Operating income for fiscal year 2021 was impacted favorably by a $141.3 million increase in restaurant sales, a reduction in loss on impairment of $14.7 million and increases in franchise income and other operating income, which were partially offset by increased food and beverage costs, restaurant operating expenses and marketing and advertising. Increased restaurant sales were attributable to the reduction of COVID-19 pandemic effects on Company-owned restaurant sales. After-tax net income from continuing operations during fiscal year 2021 increased from fiscal year 2020 by $67.6 million to $42.3 million.

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

Marketing and Advertising. Marketing and advertising includes all media, production, consumer insight and related costs for both local restaurant advertising and national marketing. We measure the efficiency of our marketing and advertising expenditures by tracking these costs as a percentage of total revenues. We have historically spent approximately 2.5% to 4.0% of total revenues on marketing and advertising.

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

Loss (gain) on Lease Modifications. Loss (gain) on lease modifications consist of gains and losses related to changes in the scope of a lease or the consideration for a lease that was not included in the original terms of the lease. Costs incurred related to the exit of a signed lease are also included.

Loss on Legal Settlement. Loss on legal settlement relates to the signing of a Memorandum of Understanding to settle certain class action litigations.

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

	Fiscal Year Ended
	2022	2021	2020
Revenues:
Restaurant sales	94.0%	93.7%	93.9%
Franchise income	4.1%	4.3%	4.2%
Other operating income	2.0%	2.0%	1.9%
Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	31.8%	32.0%	29.1%
Restaurant operating expenses (percentage of restaurant sales)	46.6%	44.7%	57.7%
Marketing and advertising	3.4%	3.1%	2.5%
General and administrative costs	7.3%	7.6%	12.0%
Depreciation and amortization expenses	4.4%	4.8%	7.9%
Pre-opening costs	0.6%	0.4%	0.6%
Loss (gain) on lease modifications	0.0%	0.2%	(0.1%)
Loss on legal settlement	1.2%	—	—
Loss on impairment	0.1%	0.4%	6.0%
Total costs and expenses	90.7%	88.4%	110.3%
Operating income (loss)	9.3%	11.6%	(10.3%)

Other income (expense):
Interest expense, net	(0.3%)	(0.8%)	(1.7%)
Other	0.0%	0.0%	0.0%
Income (loss) from continuing operations before income tax expense	9.0%	10.8%	(12.0%)
Income tax expense (benefit)	1.4%	0.9%	(2.9%)
Net income	7.6%	9.9%	(9.1%)

Fiscal Year 2022 Compared to Fiscal Year 2021

Restaurant Sales. Restaurant sales increased $73.4 million, or 18.2%, to $475.4 million during fiscal year 2022 from fiscal year 2021 driven by a $54.7 million or 13.8% increase in Company-owned comparable restaurant sales with the balance from non-comparable sales, primarily sales from six new restaurants. The increase in Company-owned comparable restaurant sales in fiscal year 2022 primarily from an increase of 8.3% in average check combined with a 5.1% increase in traffic.

Franchise Income. Franchise income increased $2.1 million, or 11.4%, to $20.6 million during fiscal year 2022 from fiscal year 2021. The increase is primarily attributable to an increase in sales-based royalty income from increased sales at franchisee-owned restaurants during fiscal year 2022.

Other Operating Income. Other operating income increased $1.3 million, or 15.6%, to $9.9 million during fiscal year 2022 from fiscal year 2021. Other operating income includes our share of income from managed restaurants, gift card breakage revenue and miscellaneous restaurant income. The change in other operating income was primarily due to an increase of $1.0 million in breakage revenue.

Food and Beverage Costs. Food and beverage costs increased $22.8 million or 17.8%, to $151.3 million during fiscal year 2022 from fiscal year 2021. Food and beverage costs, as a percentage of restaurant sales, decreased 13 basis points to 31.8% compared to fiscal year 2021 largely due to a decrease of 1.4% in total beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased $41.7 million, or 23.2%, to $221.4 million during fiscal year 2022 from fiscal year 2021. Restaurant operating expenses, as a percentage of restaurant sales, increased 187 basis points to 46.6% compared to fiscal year 2021 primarily due to a 160 basis point increase in labor costs.

Marketing and Advertising. Marketing and advertising expenses increased $3.9 million, or 28.9% to $17.4 million during fiscal year 2022 from fiscal year 2021. Marketing and advertising, as a percentage of total revenue, increased 30 basis points to 3.4% compared to fiscal year 2021. The increase in marketing and advertising expenses during fiscal year 2022 was primarily attributable to $1.3 million related to national and local advertising campaigns, $1.5 million related to digital and data transformation and $853 thousand related to gift card expenses.

General and Administrative. General and administrative expenses increased $4.5 million or 14.0% to $37.1 million during fiscal year 2022 from fiscal year 2021. The variance is due to $800 thousand in professional fees and the remaining difference is primarily related to compensation expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $1.6 million to $22.1 million during fiscal year 2022, primarily due to depreciation expense from capital expenditures for new restaurants, technology, restaurant remodel and capital replacement projects.

Pre-opening Costs. Pre-opening costs of $3.1 million during fiscal year 2022 were primarily due to the openings of four new restaurants and the relocation of our Winter Park, FL restaurant. Pre-opening costs of $1.9 million in fiscal year 2021 were primarily related to openings of two new restaurants.

Losses (Gains) on Lease Modifications. Losses on lease modifications was $90 thousand in fiscal year 2022. The Company had $1.1 million in losses on lease modifications during fiscal year 2021. The losses in both 2022 and 2021 were due to terminating leases associated with closed restaurants.

Loss on Legal Settlement. During the fiscal year ended 2022, the Company recorded a $6.0 million loss on settlement. This expense relates to the signing of a Memorandum of Understanding to settle class action litigations. Further information can be found in Note 10 in the consolidated financial statements.

Loss on Impairment. Loss on impairment was $574 thousand in fiscal year 2022 and $1.9 million in fiscal year in 2021.  Loss on impairments consist of charges recognized by which the carrying amount of an asset exceeds its fair value (net realizable value for inventory). In fiscal year 2022, impairment charges were taken on fixed assets and the lease right-of-use asset for one location with a lease expiring in 2023. In fiscal year 2021, impairment charges were taken on fixed assets, inventory, liquor licenses and lease right-of-use assets triggered by the adverse economic impact of COVID-19.

Interest Expense. Interest expense decreased $2.0 million or 56.7% to $1.5 million during fiscal year 2022 from fiscal year 2021. The decrease in expense was primarily due to lower average debt balances partially offset by an increase in average interest rates during fiscal year 2022 compared to fiscal year 2021.

Other Income (Expense). During fiscal year 2022 we recognized $178 thousand of other income. During fiscal year 2021 we recognized $102 thousand of other income.

Income Tax Expense (Benefit). The effective income tax rates for fiscal years 2022 and 2021 for continuing operations were 15.4% and 8.8%, respectively. The fiscal year 2021 continuing operations effective income tax rate is significantly lower than that of fiscal year 2022 as a result of the Company recognizing a discrete income tax benefit of $4.6 million in fiscal year 2021 related to the carryback of its tax year 2020 federal net operating loss (NOL) to tax years 2015 and 2016.

Net Income. Net income was $38.6 million during fiscal year 2022 compared to net income of $42.3 during fiscal year 2021 due to the factors noted above.

Fiscal Year 2021 Compared to Fiscal Year 2020

Restaurant Sales. Restaurant sales increased $141.3 million, or 54.2%, to $402.0 million during fiscal year 2021 from fiscal year 2020. Comparable Company-owned restaurant sales increased 58.6%, which consisted of an average check increase of 13.1%, and a 40.2% increase in traffic counts as a local restrictions and market conditions related to the COVID-19 pandemic during fiscal year 2021

Franchise Income. Franchise income increased $6.8 million, or 57.9%, to $18.5 million during fiscal year 2021 from fiscal year 2020. The increase is primarily attributable to an increase in sales-based royalty income from a sales increase as local restrictions and market conditions improved relating to the COVID-19 pandemic during fiscal year 2021.

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

Income Tax Expense (Benefit). The effective income tax rates for fiscal years 2021 and 2020 for continuing operations were 8.8% and 23.8%, respectively. The effective tax rate for fiscal year 2021 represents an income tax expense of $4.1 million, whereas the effective tax rate for fiscal year 2020 represents income tax benefit of $7.9 million. The significant change was driven primarily by the Company’s generation of a pre-tax income from continuing operations in fiscal year 2021 partially offset by the generation of a $40.0 million federal tax NOL that the Company plans to carryback to tax years 2015 and 2016, compared with the generation of pre-tax losses in fiscal year 2020.

Net Income (Loss). Net income was $42.3 million during fiscal year 2021 compared to a $25.3 million net loss during fiscal year 2020 due to the factors noted above.

Segment Profitability

Segment profitability information for the Company’s two operating segments is presented in Note 16 of the consolidated financial statements.

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

Liquidity and Capital Resources

Overview

Our principal sources of cash during fiscal year 2022 was net cash provided by operating activities and borrowings from our senior credit facility. Our principal uses of cash during fiscal year 2022 were for operating expenses, principal repayments under our senior credit facility, capital expenditures, common stock repurchases and dividend payments.

In July 2022, the Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $60.0 million of outstanding common stock. The new share repurchase program replaced, as of August 9, 2022, the Company's previous share repurchase program announced in October 2019. The previous share repurchase program has permitted the repurchase of up to $60 million of outstanding common stock, of which approximately $15.4 million was unused. During fiscal year 2020, as a result of the impacts to our business arising from the COVID-19 pandemic, the Company suspended its share repurchase program. During the third quarter of fiscal year 2021 the Company resumed its share repurchase program and repurchased 887,515 shares at an aggregate cost of $16.6 million or an average cost of $18.69 per share. In fiscal year 2022, the Company repurchased 1,733,105  at an aggregate cost of $29.6 million or an average cost of $17.06 per share. All repurchased shares were retired and cancelled. As of December 25, 2022, $40.0 million remained available for future purchases under the share repurchase program.

During the second quarter of fiscal year 2013, we commenced paying quarterly cash dividends to holders of common and restricted stock. The Company’s amended and restated credit agreement currently does not limit the payment of dividends and share repurchases if our Consolidated Leverage Ratio (as defined in the revolving credit facility) as of the end of the immediately preceding fiscal quarter is less than 2.50:1.00 and we have a minimum liquidity of $25.0 million, defined as unrestricted cash and undrawn revolver availability. In the first quarter of fiscal year 2022, we paid a cash dividend of $0.12 per share, or $4.0 million in the aggregate. In each of the second, third and fourth quarters, we paid a cash dividend of $0.14 per share, or $4.7 million, $4.7 million and $4.6 million in the aggregate, respectively. On February 9, 2023, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share, or $5.3 million in the aggregate, to be paid on March 24, 2023 to common and restricted stockholders of record as of the close of business on March 10, 2023. Future dividends will be subject to the approval of our Board of Directors.

We believe that our current cash position, $23.0 million as of December 25, 2022, coupled with our anticipated cash flow from operations should provide us with adequate liquidity for the next twelve months and, when combined with our anticipated access to additional capital, should provide us with adequate liquidity for the foreseeable future

Senior Credit Facility

As of December 25, 2022 , we had $30.0 million of outstanding indebtedness under our senior credit facility with approximately $105.3 million of borrowings available, net of outstanding letters of credit of approximately $4.7 million. As of December 25, 2022 , the interest rate on our outstanding debt was 5.5% and the weighted average interest rate on our outstanding letters of credit was 1.6%. In addition, the commitment fee on the daily unused average portion of our senior credit facility was 0.3%.

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

The Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants, as described below, requiring a minimum fixed coverage charge ratio as defined in the Credit Agreement (“Fixed Charge Coverage Ratio”) limiting the Company’s actual leverage ratio as defined in the Credit Agreement (“Maximum Consolidated Leverage Ratio”). The Credit Agreement restored the Fixed Charge Coverage Ratio to a ratio equal to or greater than 1.25:1.00 and restored the Maximum Consolidated Leverage Ratio to a ratio no greater than 3.00:1.00. Under the Credit Agreement, dividends and share repurchases are not limited if the Company’s Consolidated Leverage Ratio is less than 2.50:1.00 and holds a minimum liquidity of $25.0 million. As of December 25, 2022 our Consolidated Leverage Ratio was less than 2.50:1.00. The Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company. If any event of default occurs and is not cured within the applicable grace period or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments and the lenders’ commitments may be terminated. The obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries and are secured by a lien on substantially all of the Company’s personal property assets other than any equity interest in current and future subsidiaries of the Company.

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

Subsequent to the end of fiscal year 2022, in January 2023, the Company paid down $15.0 million of the outstanding indebtedness on the revolving credit facility and increased its outstanding letters of credits to $5.0 million.

Capital Expenditures and Acquisition of Restaurants

Capital expenditures in fiscal year 2022, which aggregated to $47.0 million, pertained primarily to $23.9 million for new restaurants, $8.8 million for technology and $14.3 million for restaurant remodel and capital replacement projects. Capital expenditures in fiscal year 2021, which aggregated $19.7 million, pertained primarily to $9.0 million for new restaurants, $8.4 million for technology and $2.3 million for restaurant remodel and capital replacement projects. Capital expenditures in fiscal year 2020, which aggregated $10.6 million, pertained primarily to $6.7 million for new restaurants and $3.3 million for restaurant remodel and capital replacement projects. We anticipate capital expenditures in fiscal year 2023 will be approximately $45.0 to $50.0 million. We currently expect to open four more Company-owned restaurants at leased locations in fiscal year 2023.

Cash Flows

The following table summarizes our primary sources and uses of cash (in thousands):

	Fiscal Year Ended
	2022	2021	2020
Net cash provided by (used in):
Operating activities	$67,201	$81,391	$20,085
Investing activities	(46,958)	(19,651)	(10,620)
Financing activities	(89,374)	(65,009)	80,370
Net increase (decrease) in cash and cash equivalents	$(69,131)	$(3,269)	$89,835

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

Investing Activities. Investing activities in fiscal years 2022, 2021 and 2020 primarily related to capital expenditure projects.

Financing Activities. Financing activities used cash in fiscal years 2022 and 2021 and provided cash in fiscal year 2020. During fiscal year 2022 we: reduced debt by $40.0 million; repurchased common stock of $29.6 million; paid dividends of $18.3 million; and paid $1.5 million in employee taxes in connection with the vesting of restricted stock. We paid $1.5 million in taxes in connection with vesting of restricted stock because some recipients elected to satisfy their individual tax withholding obligations by having us withhold a number of vested shares of restricted stock. During fiscal year 2021 we: reduced debt by $45.0 million; repurchased common stock of $16.6 million; paid $2.8 million in employee taxes in connection with the vesting of restricted stock; and paid $612 thousand in deferred financing costs. During fiscal year 2020 we: issued common stock for $49.6 million; increased the debt outstanding under our senior credit facility by $51.0 million; repurchased common stock of $13.2 million; paid dividends of $4.4 million; paid $1.6 million in employee taxes in connection with the vesting of restricted stock; and paid $962 thousand in deferred financing costs.

Contractual Obligations

The following table summarizes our contractual obligations as of December 25, 2022:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
	(in millions)
Long-term debt obligations	$37.5	$2.0	$3.9	$31.6	$-
Operating lease obligations	$345.7	$28.8	$53.1	$49.2	$214.6
Total	$383.2	$30.8	$57.0	$80.8	$214.6

Long-term debt obligations include principal maturities and expected interest payments. Expected interest payments were estimated using the interest and fee rates under our senior credit facility as of December 25, 2022. Operating lease obligations do not include contingent rent, common area maintenance, property taxes and other pass through charges from our landlords. The above table does not include recorded liabilities to vendors or employees nor does it include routine purchase commitments shorter than twelve months in duration for food and supplies.

Pursuant to the terms of the purchase agreement, upon closing of the sale of the Mitchell’s Restaurants in January 2015, Landry’s assumed the lease obligations of the Mitchell’s Restaurants. However, the Company has guaranteed Landry’s lease obligations aggregating to $8.3 million under four of the leases. Separate from the purchase agreement, Landry’s has agreed to indemnify the Company in the event of a default under any of the leases. The above table does not include potential lease obligations for the Mitchell’s Restaurants.

Off-Balance Sheet Arrangements

As of December 25, 2022, we do not have any off-balance sheet arrangements.

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

Impairment of Long-Lived Assets

We review property and equipment (which includes leasehold improvements), purchased intangibles subject to amortization, and operating lease right-of-use (ROU) assets for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of permanent impairment. In determining future cash flows, we make significant estimates with respect to future operating results of each restaurant over the expected remaining life of the primary asset in the restaurant. If assets are determined to be impaired, the loss on impairment is measured by calculating the amount by which the asset-carrying amount exceeds its fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record additional losses on impairment on these assets. During fiscal year 2022, the Company recorded a $574 thousand impairment charge for one restaurant location.

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

Goodwill is not subject to amortization and franchise rights acquired prior to 2008 are also not subject to amortization. Such assets must be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The annual testing date for determining whether goodwill and franchise rights are impaired is the last day of the Company’s 48th fiscal week, which in fiscal year 2022 was November 27, 2022. A variety of inherently uncertain estimates, judgments and projections are used in both assessing whether there has been an indicator that an impairment of an intangible asset may have occurred. We performed our annual impairment test of our goodwill and franchise rights using a qualitative assessment. In using the qualitative approach, we evaluated factors, including but not limited to, recent financial performance; forecasts for future cash flows; our stock price and market capitalization; recent impairment tests; legal factors; the business climate; and the competitive environment. If we determine that it is more likely than not that an intangible asset may be impaired, we are required to estimate its fair value. Because similar intangible assets are not bought and sold regularly in public markets, estimates of fair value of our intangible assets are inherently uncertain.

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

Item 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under the Company’s credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. As of December 25, 2022, the Company had $30.0 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates. Holding other variables constant (such as debt levels), a hypothetical 100 basis point change in interest rates as of December 25, 2022 would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2023 of approximately $300 thousand.

Effects of Healthcare Inflation

The Company is exposed to market price fluctuations related to the cost of providing healthcare to its employees. Claim trends are predicted to outpace inflation throughout the upcoming year. Pharmacy costs are also rising in excess of general and medical cost inflation. If prices increase, or the Company experiences significantly more claims, operating margins could be materially adversely affected. Holding other variables constant, a hypothetical 10% fluctuation in healthcare costs would have an approximate impact on pre-tax earnings of approximately $1.0 million for the 2023 fiscal year.

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations. Franchise fee revenue from international locations aggregated $2.8 million in fiscal year 2022, $2.3 million in fiscal year 2021 and $1.9 million in fiscal year 2020.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact the Company’s food and beverage costs. As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. While the Company regularly reviews its prices, the timing of such reviews may not align with the changes to its beef and other food product purchases, which will result in the Company not being able to pass the increased costs on to its guests as quickly as it incurs the higher costs. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. The Company experienced 1.4% deflation in beef prices in fiscal year 2022 compared to fiscal year 2021.  The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margins could be materially adversely affected. Holding other variables constant, a hypothetical 10% change, including market price fluctuations and general inflation, in beef prices would have an approximate impact on pre-tax earnings ranging from $6.0 million to $7.0 million for fiscal year 2023.

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

Effects of Inflation

Components of the Company’s operations subject to inflation include food, beverage, lease and labor costs. The Company’s leases require it to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. Routinely, governmental entities acted to increase minimum wage rates in jurisdictions where Company-owned restaurants are located, which increases our operating costs. Also, the U.S. government may act to further increase the federal minimum wage rate and/or decrease or eliminate the tip credit which could further increase employee compensation costs and related taxes in 2023 if adopted. The increased minimum wage rates are not expected to materially increase employee compensation and related taxes in fiscal year 2023 compared to fiscal year 2022. If prices increase, operating margins could be materially adversely affected. Holding other variables constant, a hypothetical 10% increase in restaurant operating costs, including labor, occupancy and other operating costs, would have an approximate impact on pre-tax earnings ranging from $24.0 million to $25.0 million for fiscal year 2023.

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

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 25, 2022. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 25, 2022 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2022. In making this assessment, management applied the criteria based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of the Company’s internal control over financial reporting. Based upon this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 25, 2022.

KPMG LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements included herein and issued an audit report on the Company’s internal control over financial reporting as of December 25, 2022, which follows.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 25, 2022, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Ruth’s Hospitality Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Ruth’s Hospitality Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 25, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 25, 2022 and December 26, 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 25, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

February 23, 2023

Item 9B.          OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 11.         EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is incorporated by reference to the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Information as of December 25, 2022 concerning compensation plans under which our equity securities are authorized for issuance was as follows:

			Number of Securities
			Remaining Available for
			Future Issuance Under an
	Number of Securities to	Weighted-Average	Equity Compensation Plan
	be Issued Upon Exercise	Exercise Price of	(Excluding Securities
Plan Category	of Outstanding Awards	Outstanding Awards	Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
Amended and Restated 2005 Long-Term Equity Incentive Plan	30,396	N/A	—
2018 Omnibus Incentive Plan	916,938	N/A	1,654,859

(a)

The number of securities to be issued includes outstanding restricted stock awards made to employees and officers of the Company and outstanding restricted stock units awarded to non-employee directors.

(b)	The outstanding awards in column (a) do not have an exercise price.

(c)	The total reflects all shares available for grant and could include restricted stock as further described in Note 13 of the accompanying consolidated financial statements.

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.         EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

See Index to Consolidated Financial Statements appearing on page F-1. All schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

(b) Exhibits.

See Exhibit Index appearing on page 40 for a list of exhibits filed with or incorporated by reference as part of this Annual Report on Form 10-K.

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

3.2	Amended and Restated By-Laws of Ruth's Hospitality Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed August 5, 2022).

4.1	Description of Registrant Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed February 27, 2020).

10.1	License Agreement dated July 16, 1999 between Ruth U. Fertel and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed April 25, 2005).

10.2*	Amended and Restated 2005 Long-Term Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed April 19, 2013).

10.3*	Amendment No. 1 to Amended and Restated 2005 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed March 8, 2017).

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

10.16*	Employment Agreement dated August 1, 2022, between the Company and Cheryl J. Henry (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed August 5, 2022)

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

10.20*	Form of Addendum to Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 30, 2020).

10.21*	Employment Agreement dated August 1, 2022, between the Company and Kristy Chipman (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 10-Q filed on August 5, 2022)

10.22*	Employment Agreement dated August 1, 2022 between the Company and Marcy Lynch (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 10-Q filed on August 5, 2022)

10.23*	Employment Agreement dated August 1, 2022 between the Company and David Hyatt (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 10-Q filed on August 5, 2022)

10.24*	Employment Agreement dated November 14, 2022, between the Company and Mark Kupferman

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because it's XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

*         Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 23, 2023

RUTH’S HOSPITALITY GROUP, INC.

By:	/s/ CHERYL J. HENRY
Cheryl J. Henry Chairperson of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Dates

/s/ CHERYL J. HENRY	Chairperson of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2023
Cheryl J. Henry

/s/ KRISTY CHIPMAN	Executive Vice President, Chief Financial Officer, Principal Accounting Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	February 23, 2023
Kristy Chipman

/s/ ROBIN P. SELATI	Lead Director	February 23, 2023
Robin P. Selati

/s/ GIANNELLA ALVAREZ	Director	February 23, 2023
Giannella Alvarez

/s/ MARY BAGLIVO	Director	February 23, 2023
Mary Baglivo

/s/ CARLA R. COOPER	Director	February 23, 2023
Carla R. Cooper

/s/ STEPHEN M. KING	Director	February 23, 2023
Stephen M. King

/s/ MICHAEL P. O’DONNELL	Director	February 23, 2023
Michael P. O’Donnell

/s/ MARIE L. PERRY	Director	February 23, 2023
Marie L. Perry

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Ruth’s Hospitality Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ruth’s Hospitality Group, Inc. and subsidiaries (the Company) as of December 25, 2022 and December 26, 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 25, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2022 and December 26, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 25, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 25, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the gift card breakage rate

As discussed in Notes 2(k) and 4 to the consolidated financial statements, the Company’s liability for gift cards sold but not yet redeemed as of December 25, 2022 was $74.1 million. The liability represents the full value of all gift cards sold less the amount the Company has recognized as income for gift cards that are not expected to be redeemed. The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage. Gift card breakage is estimated based on historical breakage rates, including breakage rates during previous economic recessions, while considering any changes in redemption patterns as a result of the current economic environment.

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

Orlando, Florida

February 23, 2023

RUTH'S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 25,	December 26,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$23,002	$92,133
Accounts receivable, less allowance for doubtful accounts 2022 - $57; 2021 - $106	45,013	41,588
Inventory	9,138	8,554
Prepaid expenses and other	4,662	3,919
Total current assets	81,815	146,194
Property and equipment, net of accumulated depreciation 2022 - $205,849; 2021 - $195,853	148,837	121,706
Operating lease right of use assets	195,703	173,754
Goodwill	45,549	45,549
Franchise rights, net of accumulated amortization 2022 - $11,025; 2021 - $8,779	39,993	42,239
Other intangibles, net of accumulated amortization 2022 - $1,333; 2021 - $1,698	5,002	4,990
Deferred income taxes	3,388	—
Other assets	1,519	1,547
Total assets	$521,806	$535,979

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	8,736	11,685
Accrued payroll	17,107	17,097
Accrued expenses	16,997	12,924
Deferred revenue	74,375	69,029
Current operating lease liabilities	16,557	17,006
Other current liabilities	4,497	7,674
Total current liabilities	138,269	135,415
Long-term debt	30,000	70,000
Operating lease liabilities	218,804	192,666
Unearned franchise fees	2,257	2,219
Deferred income taxes	—	399
Other liabilities	145	69
Total liabilities	389,475	400,768
Commitments and contingencies (Note 10)	-	-
Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 32,010,919 shares issued and outstanding at December 25, 2022, 33,575,337 shares issued and outstanding at December 26, 2021	320	336
Additional paid-in capital	45,727	68,923
Retained earnings	86,284	65,952
Treasury stock, at cost; 71,950 shares at December 25, 2022 and December 26, 2021	—	—
Total shareholders' equity	132,331	135,211
Total liabilities and shareholders' equity	$521,806	$535,979

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollar amounts in thousands, except share and per share data)

	Fiscal Year Ended
	December 25,	December 26,	December 27,
	2022	2021	2020
Revenues:
Restaurant sales	$475,371	$402,015	$260,763
Franchise income	20,571	18,533	11,737
Other operating income	9,916	8,575	5,248
Total revenues	505,858	429,123	277,748

Costs and expenses:
Food and beverage costs	151,290	128,450	75,831
Restaurant operating expenses	221,352	179,671	150,420
Marketing and advertising	17,360	13,464	6,859
General and administrative costs	37,071	32,531	33,248
Depreciation and amortization expenses	22,103	20,487	21,964
Pre-opening costs	3,058	1,894	1,633
Loss on legal settlement	6,000	—	—
Loss (gain) on lease modifications	90	1,058	(206)
Loss on impairment	574	1,854	16,548
Total costs and expenses	458,898	379,409	306,297
Operating income (loss)	46,960	49,714	(28,549)
Other income (expense):
Interest expense, net	(1,507)	(3,478)	(4,681)
Other	178	102	26
Income (loss) before income tax expense	45,631	46,338	(33,204)
Income tax expense (benefit)	7,010	4,063	(7,910)
Net income (loss)	$38,621	$42,275	$(25,294)

Basic earnings (loss) per common share	$1.16	$1.23	$(0.80)

Diluted earnings (loss) per common share	$1.15	$1.23	$(0.80)

Shares used in computing earnings (loss) per common share:
Basic	33,203,263	34,255,966	31,683,920
Diluted	33,495,888	34,468,195	31,683,920

Cash dividends declared per common share	$0.54	$—	$0.15

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(Amounts in thousands)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders'
	Shares	Value	Capital	Earnings	Shares	Value	Equity
Balance at December 29, 2019	28,419	$284	$40,462	$53,399	72	—	$94,145
Net loss	—	—	—	(25,294)	—	—	(25,294)
Stock issuance	6,455	65	49,493	—	—	—	49,558
Cash dividends	—	—	—	(4,428)	—	—	(4,428)
Repurchase of common stock	(902)	(9)	(13,217)	—	—	—	(13,226)
Shares issued under stock compensation plan net of shares withheld for tax effects	285	3	(1,576)	—	—	—	(1,573)
Stock-based compensation	—	—	8,261	—	—	—	8,261
Balance at December 27, 2020	34,257	343	83,424	23,677	72	—	107,444
Net income	—	—	—	42,275	—	—	42,275
Repurchase of common stock	(888)	(9)	(16,577)	—	—	—	(16,586)
Shares issued under stock compensation plan net of shares withheld for tax effects	205	2	(2,813)	—	—	—	(2,811)
Stock-based compensation	—	—	4,888	—	—	—	4,888
Balance at December 26, 2021	33,575	336	68,923	65,952	72	—	135,211
Net income	—	—	—	38,621	—	—	38,621
Cash dividends	—	—	—	(18,289)	—	—	(18,289)
Repurchase of common stock	(1,733)	(17)	(29,547)	—	—	—	(29,564)
Shares issued under stock compensation plan net of shares withheld for tax effects	169	1	(1,521)	—	—	—	(1,520)
Stock-based compensation	—	—	7,872	—	—	—	7,872
Balance at December 25, 2022	32,011	$320	$45,727	$86,284	72	—	$132,331

See accompanying notes to consolidated financial statements.

RUTH'S HOSPITALITY GROUP, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Fiscal Year Ended
	December 25,	December 26,	December 27,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$38,621	$42,275	$(25,294)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,103	20,487	21,964
Deferred income taxes	(3,787)	9,015	(3,688)
Non-cash interest expense	217	386	346
Loss on impairment	574	1,854	16,548
Stock-based compensation expense	7,872	4,888	8,261
Changes in operating assets and liabilities:
Accounts receivable	342	(18,471)	1,939
Inventories	(716)	(1,713)	1,983
Prepaid expenses and other	(215)	(265)	(603)
Other assets	(188)	22	(25)
Accounts payable and accrued expenses	172	15,076	(13,340)
Deferred revenue	5,346	9,999	6,174
Operating lease liabilities and assets	(29)	(5,782)	5,530
Other liabilities	(3,111)	3,620	290
Net cash provided by operating activities	67,201	81,391	20,085
Cash flows from investing activities:
Acquisition of property and equipment	(46,958)	(19,651)	(10,620)
Net cash used in investing activities	(46,958)	(19,651)	(10,620)
Cash flows from financing activities:
Principal borrowings on long-term debt	15,000	—	85,000
Principal repayments on long-term debt	(55,000)	(45,000)	(34,000)
Principal borrowings from the CARES Act loan	—	—	20,000
Principal repayments on the CARES Act loan	—	—	(20,000)
Repurchase of common stock	(29,564)	(16,586)	(13,226)
Net proceeds from the sale of common stock	—	—	49,558
Cash dividend payments	(18,289)	—	(4,428)
Tax payments from the vesting of restricted stock	(1,521)	(2,811)	(1,573)
Deferred financing costs	—	(612)	(961)
Net cash provided by (used in) financing activities	(89,374)	(65,009)	80,370
Net increase (decrease) in cash and cash equivalents	(69,131)	(3,269)	89,835
Cash and cash equivalents at beginning of year	92,133	95,402	5,567
Cash and cash equivalents at end of year	$23,002	$92,133	$95,402
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest, net of capitalized interest	$1,162	$3,199	$4,299
Income taxes	$12,240	$3,064	$(1,428)
Noncash investing and financing activities:
Accrued acquisition of property and equipment	$473	$2,263	$72

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

As of December 25, 2022, there were 154 Ruth’s Chris Steak House restaurants, of which 77 were Company-owned, 74 were franchisee-owned, and three locations were operating under contractual agreements. All Company-owned restaurants are located in the United States. The franchisee-owned restaurants include 23 international restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Philippines, Singapore and Taiwan. Four Company-owned Ruth’s Chris Steak House restaurant opened during 2022, in Aventura, FL, Worchester, MA, Melville, NY and Long Beach, CA.

The following table summarizes the changes in the number of Company-owned Ruth’s Chris Steak House restaurants and franchisee-owned restaurants during the thirteen and fifty-two weeks ended December 25, 2022.

	13 Weeks Ending				52 Weeks Ending
	December 25, 2022				December 25, 2022
Ruth's Chris Steak House	Company	Franchised	Managed	Total	Company	Franchised	Managed	Total
Beginning of period	77	74	3	154	73	74	3	150
Acquired	0	0	0	0	0	0	0	0
Sold	0	0	0	0	0	0	0	0
New	0	0	0	0	4	0	0	4
Closed	0	0	0	0	0	0	0	0
End of period	77	74	3	154	77	74	3	154
% of total	50%	48%	2%	100%	50%	48%	2%	100%

COVID-19 Impact

The novel coronavirus 2019 (COVID-19) pandemic resulted in a significant reduction in revenue at the Company’s restaurants due to mandatory restaurant closures, capacity limitations, social distancing guidelines or other restrictions mandated by governments across the world, including federal, state and local governments in the United States. As a result of these developments, the Company experienced a significant negative impact on its revenues, results of operations and cash flows compared to periods prior to the onset of the pandemic. As of and throughout the fiscal year ended  December 25, 2022, all of the Company-owned and -managed restaurants were open. The extent to which COVID-19 will continue to impact the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and impact of variants of the COVID-19 virus and the continued effectiveness of the COVID-19 vaccines and boosters in the jurisdictions in which the Company operates, the actions taken to contain the impact of COVID-19, and further actions that may be taken to limit the resulting economic impact.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The Company utilizes a 52- or 53-week reporting period ending on the last Sunday of December. The periods ended December 25, 2022 (fiscal year 2022), December 26, 2021 (fiscal year 2021) and December 27, 2020 (fiscal year 2020) each had a 52-week reporting period. The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

(b) Contingencies

The Company recognizes liabilities for contingencies when there is an exposure that indicates it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of impairment or loss can be reasonably estimated.

(c) Cash Equivalents

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

(h) Goodwill and Franchise Rights

Goodwill and franchise rights acquired in a business combination that are determined to have an indefinite useful life are not amortized, but reviewed for impairment at least annually in accordance with the provisions of FASB Accounting Standards Committee (ASC) Topic 350, Intangibles-Goodwill and Other. The annual testing date for determining whether goodwill and franchise rights are impaired is the last day of the Company’s 48th fiscal week, which in fiscal year 2022 was November 27, 2022. Goodwill is reviewed annually for impairment on a reporting unit basis and more frequently if events and circumstances indicate that the asset might be impaired. For purposes of testing goodwill impairment, a reporting unit is defined as a group of restaurants with similar economic characteristics. All Company-owned restaurants are deemed to have similar economic characteristics and are deemed to be one reporting unit. An impairment loss is recognized to the extent that the financial statement carrying amount exceeds the asset’s fair value.

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

(i) Impairment or Disposal of Long-Lived Assets

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

(j) Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining bank and other long-term financing. The Company paid $612 thousand in financing costs in fiscal year 2021 and $961 financing costs during fiscal year 2020. The Company did not pay any financing costs in fiscal year 2022. The Company amortizes deferred financing costs using a method that approximates the effective interest method over the term of the related financing. Amortization of deferred financing costs was $217 thousand in fiscal year 2022, $386 thousand in fiscal year 2021 and $346 thousand in fiscal year 2020 and is included in interest expense on the consolidated statements of operations.

(k) Revenues

Revenues are derived principally from food and beverage sales. The Company does not rely on any major customers as a source of revenue.

Restaurant Sales. Restaurant sales consist of food and beverage sales by Company-owned restaurants. Revenue from restaurant sales is recognized when food and beverage products are sold. Restaurant sales are presented net of sales taxes and discounts. Gratuities remitted by customers for the benefit of restaurant staff are not included in either revenues or operating expenses. Restaurant sales are primarily influenced by total operating weeks in the relevant period and comparable restaurant sales growth. Total operating weeks is the total number of Company-owned restaurants multiplied by the number of weeks each is in operation during the relevant period. Comparable restaurant sales growth reflects the change in year-over-year or quarter-over-quarter, as applicable, sales for the comparable restaurants. The Company defines comparable restaurants to be those Company-owned restaurants in operation for not less than eighteen months prior to the beginning of the fiscal period.

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

Deferred Revenue. Deferred revenue primarily includes (1) the Company’s liability for gift cards that have been sold but not yet redeemed and (2) the Company’s liability for franchise development and opening fees that will be recognized over the life of the applicable franchise agreements. When gift cards are redeemed (typically within five years), the Company recognizes restaurant sales and reduces the deferred revenue liability. A portion of gift cards redeemed are used by customers to pay for sales taxes and gratuities, neither of which results in Company restaurant sales. Company issued gift cards redeemed at franchisee-owned restaurants result in royalty-based franchise income and reduce the deferred revenue liability. The expected redemption value of gift cards represents the full consideration received for all gift cards issued less the amount the Company has recognized as other operating income for gift cards that are not expected to be redeemed (gift card breakage). The Company recognized gift card breakage revenue of $4.2 million in fiscal year 2022, $3.2 million in fiscal year 2021 and $2.3 million in fiscal years 2020.

(l) International Revenues

The Company currently has 23 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Philippines, Singapore and Taiwan. In accordance with its franchise agreements relating to these international restaurants, the Company receives royalty revenue from these franchisees in U.S. dollars. Franchise fee revenues from international restaurants were $2.8 million, $2.3 million and $1.9 million in fiscal years 2022, 2021 and 2020, respectively.

(m) Rent

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

(n) Marketing and Advertising

Marketing and advertising expenses in the accompanying consolidated statements of operations include expenses related to advertising, online initiatives, traditional public relations and consumer research. Advertising expenses were $3.1 million, $2.7 million and $2.9 million in fiscal years 2022, 2021 and 2020, respectively. Advertising costs are expensed as incurred.

(o) Insurance Liability

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

(p) Stock-Based Compensation

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

(q) Pre-Opening Costs

Pre-opening costs incurred with the opening of new restaurants are expensed as incurred. These costs include rent expense, wages, benefits, travel and lodging for the training and opening management teams, and food, beverage and other restaurant operating expenses incurred prior to a restaurant opening for business.

(r) Income Taxes

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

(s) Earnings (Loss) Per Share

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

(3) Leases

At December 25, 2022, all of the Company-owned Ruth’s Chris Steak House restaurants operated in leased premises, with the exception of the restaurant in Ft. Lauderdale, FL, which is an owned property, and the restaurants in Anaheim, CA, Lake Mary, FL Princeton, NJ and South Barrington, IL, which operate on leased land. The leases generally provide for minimum annual rental payments with scheduled minimum rent payments increases during the terms of the leases. Certain leases also provide for rent deferral during the initial term, lease incentives in the form of tenant allowances to fund leasehold improvements, and/or contingent rent provisions based on the sales at the underlying restaurants. Most of the Company’s restaurant leases have remaining lease terms of 1 year to 20 years, most of which include options to extend the leases for 5 years or more. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The weighted average term and discount rate for operating leases as of December 25, 2022 is 13.5 years and 5.7%, respectively. The weighted average term and discount rate for operating leases as of December 26, 2021 is 12.9 years and 5.3%, respectively.

The components of lease expense are as follows (in thousands):

		Fiscal Year Ended
	Classification	December 25, 2022	December 26, 2021
Operating lease cost	Restaurant operating expenses and General and administrative costs	$25,789	$19,553
Variable lease cost	Restaurant operating expenses and General and administrative costs	12,833	13,824
Total lease cost		$38,622	$33,377

As of December 25, 2022, maturities of lease liabilities are summarized as follows (in thousands):

Company Total
2023	$28,812
2024	27,125
2025	26,002
2026	24,812
2027	24,388
Thereafter	214,601
345,740
Imputed interest	(110,379)
$235,361

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year Ended
	December 25, 2022	December 26, 2021
Cash paid for amounts included in the measurement of lease liabilities	$25,716	$21,898
Right-of-use assets obtained in exchange for lease obligations	$40,741	$13,042
Reduction of right-of-use assets and lease obligations from lease modifications and terminations	$570	$12,594

Additionally, as of December 25, 2022, the Company has executed four leases for new Ruth’s Chris Steak House Restaurant locations with undiscounted fixed payments over the initial term of $21.7 million. These leases are expected to commence during the next 12 months and are expected to have an economic lease term of approximately 20 years. The leases will commence when the landlords make the properties available to the Company. The Company will assess the reasonably certain lease term at the lease commencement date.

The Company previously operated eighteen Mitchell’s Fish Markets and three Mitchell’s/Cameron’s Steakhouse restaurants (collectively, the Mitchell’s Restaurants).  The sale of the Mitchell’s Restaurants to Landry’s, Inc. and Mitchell’s Entertainment, Inc., an affiliate of Landry’s Inc. (together with Landry’s Inc., Landry’s) closed on January 21, 2015. The assets sold consisted primarily of leasehold interests, leasehold improvements, restaurant equipment and furnishings, inventory, and related intangible assets, including brand names and trademarks associated with the 21 Mitchell’s Restaurants.  Pursuant to the terms of the Agreement, upon closing of the sale of the Mitchell’s Restaurants, Landry’s assumed the lease obligations of the Mitchell’s Restaurants. The Company guaranteed Landry’s lease obligations aggregating $8.3 million under four of the Mitchell’s Restaurants’ leases which extend until the leases terminate which may continue into 2040, including remaining lease options. The Company did not record a financial accounting liability for the lease guarantees, because the likelihood of Landry’s defaulting on the lease agreements was deemed to be remote. Separate from the purchase agreement, Landry’s has agreed to indemnify the Company in the event of a default under any of the leases. The above tables do not include potential lease obligations for the Mitchell’s Restaurants.

(4) Revenue

In the following tables, the Company’s revenue is disaggregated by major component for each category on the consolidated statements of operations (in thousands).

52 Weeks Ended December 25, 2022:	Domestic	International	Total Revenue
Restaurant sales	$475,371	$—	$475,371
Franchise income	17,726	2,845	20,571
Other operating income	9,916	—	9,916
Total revenue	$503,013	$2,845	$505,858

52 Weeks Ended December 26, 2021:	Domestic	International	Total Revenue
Restaurant sales	$402,015	$—	$402,015
Franchise income	16,263	2,270	18,533
Other operating income	8,575	—	8,575
Total revenue	$426,853	$2,270	$429,123

52 Weeks Ended December 27, 2020:	Domestic	International	Total Revenue
Restaurant sales	$260,763	$—	$260,763
Franchise income	9,880	1,857	11,737
Other operating income	5,248	—	5,248
Total revenue	$275,891	$1,857	$277,748

The following table provides information about receivables and deferred revenue liabilities from contracts with customers (in thousands).

	December 25,	December 26,
	2022	2021
Accounts receivable, less allowance for doubtful accounts 2022 - $57; 2021 - $106	$27,223	$24,179
Deferred revenue	$74,375	$69,029
Unearned franchise fees	$2,257	$2,219

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the fifty-two weeks of fiscal years 2022 and 2021 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 27, 2020	$59,030	$2,186
Decreases in the beginning balance from gift card redemptions	(30,741)	—
Increases due to proceeds received, excluding amounts recognized during the period	40,757	265
Decreases due to recognition of franchise development and opening fees	—	(232)
Other	(17)	—
Balance at December 26, 2021	69,029	2,219
Decreases in the beginning balance from gift card redemptions	(36,235)	—
Increases due to proceeds received, excluding amounts recognized during the period	41,844	305
Decreases due to recognition of franchise development and opening fees	(239)	(299)
Other	(24)	32
Balance at December 25, 2022	$74,375	$2,257

The projected recognition of revenue related to deferred franchise development and opening fees is as follows (in thousands).

	Balance as of December 25, 2022	Fiscal Year 2023	Fiscal Year 2024	Fiscal Year 2025	Fiscal Year 2026	Fiscal Year 2027	Thereafter
Franchise development and opening fees	$2,257	$231	$231	231	231	$231	$1,102

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

•

Borrowings under the senior credit facility as of December 25, 2022 and December 26, 2021 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

During fiscal year 2022, the Company determined that triggering events had occurred requiring an impairment evaluation of certain long-lived and inventory assets.  In fiscal year 2022, the Company recorded a $574 thousand impairment charge at one restaurant location. In fiscal year 2021, the Company recorded $1.8 million of impairment losses related to long-lived assets at two restaurant locations and $88 thousand of impairment losses related to inventory at one closed restaurant. The impairments of long-lived assets were measured based on the amount by which the carrying amount of the assets exceeded fair value. Fair value was estimated based on the income approach utilizing market participant assumptions reflecting all available information as of the balance sheet date. The impairment losses are included in the loss on impairment caption in the accompanying condensed consolidated statement of operations. See Note 2(i) for a description of the valuation techniques used to measure fair value of long-lived assets, as well as information used to develop the inputs to the fair value measurements.

The Company’s non-financial assets measured at fair value on a non-recurring basis as of December 25, 2022 were as follows (in thousands):

	Fair Value as of December 25, 2022	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment
Long-lived assets	$281	$—	$281	$574

The Company’s non-financial assets measured at fair value on a non-recurring basis as of December 26, 2021 were as follows (in thousands):

	Fair Value as of December 26, 2021	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses on Impairment
Long-lived assets	$—	$—	$—	$1,766

(6) Goodwill and Intangible Assets

In accordance with FASB ASC Topic 350, goodwill and owned franchise rights with indefinite useful lives must be reviewed for potential impairment annually and when triggering events are detected. The Company performed its annual impairment test of its goodwill and franchise rights as of November 27, 2022 using a qualitative assessment. Using the qualitative approach, the Company evaluated factors, including but not limited to, recent financial performance; forecasts for future cash flows; the Company’s stock price and market capitalization; recent impairment tests; legal factors; the business climate; and the competitive environment.

If the qualitative assessment is not performed, or if the Company determines that it is not more likely than not that the fair values of the intangible assets exceed the carrying values, then the Company performs an analysis for franchise rights and goodwill to measure fair values.

The financial statement carrying values of the Company's goodwill was as follows (amounts in thousands):

	Gross Goodwill	Accumulated Goodwill Impairment Losses	Net Carrying Value of Goodwill
Balance as of December 25, 2022	$56,107	$(10,558)	$45,549
Balance as of December 26, 2021	$56,107	$(10,558)	$45,549

The financial statement carrying values of the Company’s franchise rights and other intangible assets were as follows (amounts in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizing intangible assets:
Franchise rights	3.8	$18,818	$(11,025)	$7,793
Lease assets	8.1	2,000	(1,333)	667
		20,818	(12,358)	8,460
Indefinite-lived intangible assets:
Franchise rights		32,200	—	32,200
Liquor licenses		4,217	—	4,217
Other assets		118	—	118
		36,535	—	36,535
Total intangible assets		$57,353	$(12,358)	$44,995

Aggregate amortization expense for amortizing intangible assets was $2.4 million for the fiscal year 2022, $2.4 million for the fiscal year 2021 and $2.5 million for the fiscal year 2020. Estimated amortization expense for the next five years is: $2.4 million in fiscal years 2023, $2.2 million in fiscal year 2024, $1.6 million in fiscal year 2025 and $1.6 million in fiscal year 2026, $470 thousand in fiscal year 2027 and $243 thousand thereafter.

(7) Property and Equipment, net

The Company recognized $19.7 million, $18.1 million and $19.5 million in depreciation expense during fiscal years 2022, 2021 and 2020, respectively.

Property and equipment consist of the following (amounts in thousands):

	December 25,	December 26,
	2022	2021
Land	$616	$616
Building and building improvements	25,496	25,503
Equipment	46,512	43,427
Computer hardware and software	33,358	16,657
Furniture and fixtures	28,677	26,436
Leasehold improvements	205,269	187,905
Construction-in-progress	14,758	17,015
	354,686	317,559
Less accumulated depreciation	(205,849)	(195,853)
	$148,837	$121,706

(8) Long-term Debt

Long-term debt consists of the following (amounts in thousands):

	December 25,	December 26,
	2022	2021
Senior Credit Facility:
Revolving credit facility	$30,000	$70,000
Less current maturities	—	—
	$30,000	$70,000

As of December 25, 2022, the Company had $30.0 million of outstanding indebtedness under its senior credit facility with approximately $105.3 million of borrowings available, net of outstanding letters of credit of approximately $4.7 million. As of December 25, 2022, the interest rate on the Company’s outstanding debt was 5.5% and the weighted average interest rate on our outstanding letters of credit was 1.6%. In addition, the commitment fee on the daily unused average portion of the Company’s senior credit facility was 0.3%.

On October 18, 2021, the Company entered into an amended and restated credit agreement, which amended and restated its prior credit agreement with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (as amended and restated, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility of $140.0 million with a $10.0 million sub-facility of letters of credit and a $5.0 million sub-facility for swingline loans. Subject to the satisfaction of certain conditions and lender consent, the revolving credit facility may be increased up to a maximum of $200.0 million. The Credit Agreement has a maturity date of October 18, 2026.

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

Subsequent to the end of fiscal year 2022, in January 2023, the Company paid down $15.0 million of the outstanding indebtedness on the revolving credit facility and increased its outstanding letters of credit to $5.0 million.

(9) Franchise Operations

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

The Company currently has 74 franchisee-owned Ruth’s Chris Steak House restaurants, including 23 international restaurants.  In fiscal year 2022 one franchisee-owned restaurant was relocated within Wilmington, NC. In fiscal year 2021, two new franchisee-owned restaurants were opened in Manila, Philippines and Changsha, China. In fiscal year 2020 no new franchisee-owned restaurants were opened however one franchisee-owned restaurant was located within Chesterfield, MO. Franchise income includes opening and development fees and income generated from existing franchisee-owned restaurants. The Company classifies franchise income separately in the consolidated statements of operations (in thousands):

	Fiscal Year
	2022	2021	2020
Franchise income:
Income from existing franchise locations	$20,496	$18,533	$11,663
Opening, closing and development fee income	75	—	74
Total franchise income:	$20,571	$18,533	$11,737

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

On February 26, 2018, a former restaurant hourly employee filed a class action lawsuit in the Superior Court of the State of California for the County of Riverside, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to pay minimum wages, permit required meal and rest breaks, and provide accurate wage statements, among other claims. On September 2, 2020, the class action lawsuit was amended to include two additional proposed class representatives. This lawsuit seeks unspecified penalties under the California’s Private Attorney’s General Act in addition to other monetary payments (Quiroz Guerrero, et al. v. Ruth’s Hospitality Group, Inc., et al.; Case No RIC1804127). (the "Quiroz Guerrero Action"). Additionally, on July 29, 2021, September 17, 2021, and October 19, 2021, other former restaurant hourly employees filed complaints in the Superior Court of the State of California for the County of San Francisco, the County of Los Angeles, and the County of Contra Costa alleging causes of action substantially similar to the allegations made in the Quiroz Guerrero Action (collectively, with the Quiroz Guerrero Action, the "Class Action Litigations"), which cases have been coordinated with the Quiroz Guerrero Action. On May 11, 2022, a Memorandum of Understanding was signed with the plaintiffs in the Class Action Litigations agreeing to a $6.0 million legal settlement. On June 8, 2022, the plaintiffs submitted a Petition for Coordination and Motion for Stay to the Chairperson of the Judicial Council, requesting assignment of a judge to determine whether it is appropriate to coordinate the Class Action Litigations to effectuate settlement approval in one venue. On September 12, 2022, the Superior Court of the State of California, County of Riverside, granted the petition to coordinate the Class Action Litigations and recommended to the Chair of the Judicial Council that a judge of the Riverside County Superior Court be assigned to hear and determine the coordinated cases.  On October 27, 2022, the Superior Court of California, County of Riverside, assigned a coordination trial judge to the coordinated actions. The parties must still agree to the terms of a final settlement agreement, which could vary in certain respects from the terms of the Memorandum of Understanding, and such final settlement agreement remains subject to court approval.  The $6.0 million legal settlement amount remains accrued and unpaid on December 25, 2022.

The Company currently buys a majority of its beef from two suppliers. Although there are a limited number of beef suppliers, management believes that other suppliers could provide similar product on comparable terms. A change in suppliers, however, could cause supply shortages and a possible loss of sales, which would affect operating results adversely.

The Company could experience other potential impacts as a result of the COVID-19 pandemic that are not completely known at this time, including, but not limited to, disruptions to our workforce and suppliers, additional government regulations or legislation and charges from potential adjustments to the carrying amount of goodwill, indefinite-lived intangibles and long-lived impairment charges.  Our actual results  may differ materially from the Company's current estimates as the scope of the COVID-19 pandemic evolves.

(11) Shareholders’ Equity

The holders of the Company’s common stock are entitled to one vote per share on all matters to be voted on by the Company’s shareholders.

In July 2022, the Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $60.0 million of outstanding common stock. The new share repurchase program replaced, as of August 9, 2022, the Company's previous share repurchase program announced in October 2019. The previous share repurchase program had permitted the repurchase of up to $60 million of outstanding common stock, of which approximately $15.4 million was unused. During fiscal year 2022, 1,203,371 shares were purchased at an aggregate cost of $20.0 million or an average cost of $16.61 per share under the new program and 529,734 shares were purchased at an aggregate cost of $9.5 million or an average cost of $18.01 per share under the original program. As of December 25, 2022, $40.0 million remained available for future purchases under the program.

The Company repurchased 1,733,105, 887,515 and 902,000 shares under all repurchase programs during fiscal year 2022, 2021 and 2020 respectively. Share repurchases were accounted for under the cost method and all repurchased shares were retired and cancelled. The excess of the purchase price over the par value was recorded as a reduction in additional paid-in capital.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2022
January 6, 2022	$0.12	February 2, 2022	$4,109	February 17, 2022
May 6, 2022	$0.14	May 19, 2022	$4,680	June 2, 2022
August 5, 2022	$0.14	August 19, 2022	$4,854	September 2, 2022
November 4, 2022	$0.14	November 18, 2022	$4,646	December 2, 2022

Fiscal Year 2020
February 21, 2020	$0.15	March 6, 2020	$4,428	March 20, 2020

The Company’s Credit Agreement currently does not limit dividends and share repurchases to if our Consolidated Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 2.50:1.00 and holds a minimum liquidity of $25.0 million.

(12) Employee Benefit Plan

In 2000, the Company established a 401(k) and Profit-Sharing Plan. During the fourth quarter of fiscal year 2021, the Company established a Safe-Harbor 401(k) Plan effective January 1, 2022. The Company matches 100.0% of employee contributions up to 3.0% of an employee's compensation and then 50.0% of an employee's additional contributions up to a maximum of 5.0% of their compensation.  The Company’s expenses relating to matching contributions were approximately $1.6 million, $242 thousand and $240 thousand for fiscal years 2022,2021 and 2020, respectively.

(13) Incentive and Stock Option Plans

Long-Term Equity Incentive Plans

In connection with the initial public offering, the Company adopted the Ruth’s Chris Steak House, Inc. 2005 Long-Term Equity Incentive Plan (the 2005 Equity Incentive Plan), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to non-employee directors, officers, key employees and other key individuals performing services for the Company. The restricted stock units are settled in shares upon vest. Initially, 2.4 million shares were authorized for issuance under the 2005 Equity Incentive Plan. The 2005 Equity Incentive Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable, and restricted stock vests, at various periods ranging from one to five years from date of grant. Effective May 22, 2008, the 2005 Equity Incentive Plan was amended, with stockholder approval, to increase the number of shares authorized for issuance under the plan by 1.5 million shares. The Amended and Restated 2005 Equity Incentive Plan was adopted on October 26, 2012, and the number of shares authorized for issuance under the Amended and Restated 2005 Long-Term Equity Incentive Plan was increased by 2.0 million shares at the 2013 annual meeting of stockholders. On May 15, 2018, the Company’s stockholders approved a new 2018 Omnibus Incentive Plan (the 2018 Equity Incentive Plan) which replaces the Amended and Restated 2005 Equity Incentive Plan which expired on May 30, 2018. The 2018 Equity Incentive Plan authorizes 2.5 million shares reserved for future grants. Awards that were previously awarded under the 2005 Equity Incentive Plan that are forfeited or cancelled in the future will be made available for grant or issuance under the 2018 Equity Incentive Plan. The 1,649,394 shares that were authorized but unissued under the 2005 Equity Incentive Plan as of May 15, 2018 were cancelled. As of December 25, 2022, there are 30,396 currently outstanding unvested restricted stock awards under the 2005 Equity Incentive Plan and 916,938 shares of currently outstanding unvested restricted stock awards and units outstanding under the 2018 Equity Incentive Plan and 1,654,859 shares available for future grants.

During fiscal year 2022, the Company issued 247,163 awards of restricted stock awards to certain employees and executive officers, 184,931 awards of performance stock units and 33,625 awards of restricted stock units to non-employee directors from available shares under the 2018 Plan. All shares were issued with a grant date fair market value equal to the closing price of the stock on the date of the grants. The performance stock units will vest based on performance metrics at the end of a three year cycle, with the number of units that ultimately vest to be determined by the achievement of certain performance criteria. As of and for the fiscal year ended December 25, 2022, the Company assumed 100% of the awards to be vested at the end of the three year performance cycle. Of the 280,788 shares of restricted stock issued during 2022, 103,389 shares will vest in fiscal year 2023, 103,389 shares will vest in fiscal year 2024, 66,789 shares will vest in fiscal year 2025 and 7,220 will vest in fiscal year 2027. The 184,931 awards of performance stock units will vest in fiscal year 2025.

The Company recorded $7.9 million, $4.9 million and $8.2 million in total restricted stock compensation expense during fiscal years 2022, 2021, and 2020, respectively that was classified primarily as general and administrative costs. The Company recognized $165 thousand in income tax benefit related to stock-based compensation plans during fiscal year 2021. During fiscal years 2022 and 2020, the Company recognized income tax expense of $29 thousand and $494 thousand, respectively, related to stock-based compensation plans.

A summary of the status of non-vested restricted stock, restricted stock units, performance stock units and market stock units as of December 25, 2022 and changes during fiscal year 2022 is presented below.

	2022
	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested shares at beginning of year	744,531	$21.72
Granted	465,719	24.01
Vested	(227,059)	22.69
Forfeited	(35,857)	21.18
Non-vested shares at end of year	947,334	$21.72

As of December 25, 2022, there was $13.0 million of total unrecognized compensation cost related to 947,334 shares of non-vested restricted stock and market stock units. This cost is expected to be recognized over a weighted-average period of approximately 3.3 years.

(14) Income Taxes

Total income tax expense (benefit) for fiscal years 2022, 2021, and 2020 was (in thousands):

	2022	2021	2020
Total consolidated income tax expense (benefit)	$7,010	$4,063	$(7,910)

Income tax expense (benefit) from continuing operations consists of the following (in thousands):

	Current	Deferred	Total
Year Ended December 25, 2022
U.S. Federal	$7,012	$(3,410)	$3,602
State	3,424	(377)	3,047
Foreign	360	-	361
	$10,796	$(3,787)	$7,010
Year Ended December 26, 2021
U.S. Federal	$(7,846)	$8,780	$934
State	2,690	235	2,925
Foreign	204	—	204
	$(4,952)	$9,015	$4,063
Year Ended December 27, 2020
U.S. Federal	$(4,061)	$(4,986)	$(9,047)
State	(364)	1,298	934
Foreign	203	—	203
	$(4,222)	$(3,688)	$(7,910)

Income tax expense (benefit) differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows (in thousands):

	2022	2021	2020
Income tax expense (benefit) at statutory rates	$9,583	$9,731	$(6,973)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	2,121	1,937	(1,410)
Employment-related tax credits, net	(5,372)	(4,277)	(2,827)
Non-deductible executive compensation	1,095	960	1,160
Stock-based compensation	25	(141)	377
Impact of federal carryback under CARES Act	-	(4,556)	(1,026)
Change in valuation allowance	(690)	298	2,630
Other	248	111	159
	7,010	$4,063	$(7,910)
Effective tax rate	15.4%	8.8%	23.8%

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

•	Accelerated $32.7 million in tax depreciation deductions in the tax year ended December 27, 2020 as a result of the technical amendments to QIP; and
•	Generated a federal tax NOL of $40.0 million in the tax year ended December 27, 2020 that the Company carried back to tax years 2015 and 2016.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	2022	2021
Deferred tax assets:
Accounts payable and accrued expenses	$15,088	$12,223
Operating lease liabilities	57,650	51,221
Net state operating loss carryforwards	3,235	4,197
Tax credit carryforwards	338	389
Other	-	63
Total gross deferred tax assets	76,311	68,093
Less valuation allowance	(4,026)	(4,847)
Net deferred tax assets	72,285	63,246
Deferred tax liabilities:
Property and equipment	(6,848)	(7,201)
Intangible assets	(12,636)	(13,301)
Operating lease right of use assets	(49,391)	(43,143)
Other	(22)	-
Total gross deferred tax liabilities	(68,897)	(63,645)
Net deferred tax assets (liabilities)	3,388	$(399)

As of December 25, 2022, the Company has state net operating loss carry-forwards of $64.4 million and state tax credit carry-forwards of $428 thousand, which are available to offset state taxable income. The first of these carry forwards expires in 2022, with the last of such benefit expiring in 2041.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based on this evaluation, management has recorded a valuation allowance against the Company’s gross deferred tax assets of $4.0 million and $4.8 million as of December 25, 2022 and December 26, 2021, respectively, related to certain state net operating loss carry-forwards and tax credit carry-forwards. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the net deferred tax assets.

As of December 25, 2022, the Company’s gross unrecognized tax benefits totaled approximately $308 thousand, of which $244 thousand, if recognized, would impact the effective tax rate. The Company does not anticipate there will be any material changes in the unrecognized tax benefits within the next 12 months. Our continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (amounts in thousands):

Unrecognized tax benefits balance at December 26, 2021	$300
Gross increases for tax positions of prior years	8
Unrecognized tax benefits balance at December 25, 2022	$308

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state and local income tax examinations for fiscal years before 2018.

(15) Earnings (Loss) Per Share

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

The following table sets forth the computation of basic earnings (loss) per common share (amounts in thousands, except share and per share data):

	Fiscal Year Ended
	2022	2021	2020
Net income (loss)	$38,621	$42,275	$(25,294)
Shares:
Weighted average number of common shares outstanding - basic	33,203,263	34,255,966	31,683,920

Basic earnings (loss) per common share	$1.16	$1.23	$(0.80)

Diluted earnings (loss) per share for fiscal years 2022, 2021 and 2020 excludes 19,716, 2,832 and 162,043 restricted shares with no exercise price, respectively, which were outstanding during the periods but were anti-dilutive. Fiscal year 2020 does not have any dilutive shares due to the fact that the Company has a net loss.

The following table sets forth the computation of diluted earnings (loss) per share (amounts in thousands, except share and per share data):

	Fiscal Year Ended
	2022	2021	2020
Net income (loss)	$38,621	$42,275	$(25,294)
Shares:
Weighted average number of common shares outstanding - basic	33,203,263	34,255,966	31,683,920
Dilutive shares	292,625	212,229	-
Weighted average number of common shares outstanding - diluted	33,495,888	34,468,195	31,683,920

Diluted earnings (loss) per common share	$1.15	$1.23	$(0.80)

(16) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment.

The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of December 25, 2022, (i) the Company-owned steakhouse restaurant segment included 77 Ruth’s Chris Steak House restaurants and three Ruth’s Chris Steak House restaurants operating under a management agreement and (ii) the franchise operations segment included 74 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the segments for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment. Segment information related to the Company’s two reportable business segments follows.

	Fiscal Year Ended
	2022	2021	2020
		(dollar amounts in thousands)
Revenues:
Company-owned steakhouse restaurants	$481,129	$407,418	$263,731
Franchise operations	20,571	18,533	11,737
Unallocated other revenue and revenue discounts	4,158	3,172	2,280
Total revenues	$505,858	$429,123	$277,748

Segment profits:
Company-owned steakhouse restaurants	$108,487	$99,297	$37,480
Franchise operations	20,571	18,533	11,737
Total segment profit	129,058	117,830	49,217

Unallocated operating income	4,158	3,172	2,280
Marketing and advertising expenses	(17,360)	(13,464)	(6,859)
General and administrative costs	(37,071)	(32,531)	(33,248)
Depreciation and amortization expenses	(22,103)	(20,487)	(21,964)
Pre-opening costs	(3,058)	(1,894)	(1,633)
Gain (loss) on lease modifications	(90)	(1,058)	206
Loss on impairment	(574)	(1,854)	(16,548)
Loss on legal settlement	(6,000)	—	—
Interest expense, net	(1,507)	(3,478)	(4,681)
Other income (expense)	178	102	26
Income (loss) from continuing operations before income tax expense	$45,631	$46,338	$(33,204)

Capital expenditures:
Company-owned steakhouse restaurants	$38,110	$11,292	$10,294
Corporate assets	8,848	8,359	326
Total capital expenditures	$46,958	$19,651	$10,620

	Fiscal Year Ended
	December 25,	December 26,	December 27,
	2022	2021	2020
		(dollar amounts in thousands)
Total assets:
Company-owned steakhouse restaurants	$453,650	$404,929	$420,245
Franchise operations	2,487	2,801	1,705
Corporate assets - unallocated	62,281	128,249	112,108
Deferred income taxes - unallocated	3,388	-	8,616
Total assets	$521,806	$535,979	$542,674

(17) Supplemental Consolidated Financial Statement Information

Accounts Receivable, net

Accounts receivable, net consists of the following (amounts in thousands):

	December 25,	December 26,
	2022	2021
Bank credit card receivables	$12,744	$10,820
Landlord contributions	4,598	1,734
Franchise fees	2,487	2,801
Trade receivables	750	574
Receivable from gift card issuances	11,299	9,847
Income tax receivable	13,103	15,225
Other	89	693
Allowance for doubtful accounts	(57)	(106)
	$45,013	$41,588