Form 10-Q
period 2023-03-26
Ruths Hospitality Group, Inc.
filed 2023-05-05
CIK 1324272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2023

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

The number of shares outstanding of the registrant’s common stock as of April 28, 2023 was 32,132,941 shares, which excludes 1,085,842 shares of unvested restricted stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Amounts in thousands, except share and per share data)

	March 26,	December 25,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$16,000	$23,002
Accounts receivable, less allowance for doubtful accounts 2023 - $38; 2022 - $57	28,653	45,013
Inventory	8,439	9,138
Prepaid expenses and other	3,112	4,662
Total current assets	56,204	81,815
Property and equipment, net of accumulated depreciation 2023 - $211,809; 2022 - $205,849	152,132	148,837
Operating lease right of use assets	197,998	195,703
Goodwill	45,549	45,549
Franchise rights, net of accumulated amortization 2023 - $11,586; 2022 - $11,025	39,432	39,993
Other intangibles, net of accumulated amortization 2023 - $1,354; 2022 - $1,333	4,981	5,002
Deferred income taxes	3,784	3,388
Other assets	1,463	1,519
Total assets	$501,543	$521,806

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$7,947	$8,736
Accrued payroll	13,155	17,107
Accrued expenses	17,096	16,997
Deferred revenue	65,056	74,375
Current operating lease liabilities	14,308	16,557
Other current liabilities	4,704	4,497
Total current liabilities	122,266	138,269
Long-term debt	15,000	30,000
Operating lease liabilities	222,205	218,804
Unearned franchise fees	2,197	2,257
Other liabilities	237	145
Total liabilities	361,905	389,475
Commitments and contingencies (Note 11)	-	-

Shareholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized, 32,120,035 shares issued and outstanding at March 26, 2023, 32,010,919 shares issued and outstanding at December 25, 2022	321	320
Additional paid-in capital	47,135	45,727
Retained earnings	92,182	86,284
Treasury stock, at cost; 71,950 shares at March 26, 2023 and December 25, 2022	-	-
Total shareholders' equity	$139,638	132,331
Total liabilities and shareholders' equity	$501,543	$521,806

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statement—Unaudited

(Amounts in thousands, except share and per share data)

	13 Weeks Ended
	March 26,	March 27,
	2023	2022
Revenues:
Restaurant sales	$128,885	$118,713
Franchise income	5,269	4,730
Other operating income	2,703	2,689
Total revenues	136,857	126,132

Costs and expenses:
Food and beverage costs	42,419	38,611
Restaurant operating expenses	60,202	54,640
Marketing and advertising	4,510	4,915
General and administrative costs	9,507	9,241
Depreciation and amortization expenses	6,543	4,793
Pre-opening costs	522	881
Gain on lease modifications	(869)	—
Total costs and expenses	122,834	113,081

Operating income	14,023	13,051

Other income (expense):
Interest expense, net	(252)	(324)
Other	6	28

Income before income taxes	13,777	12,755
Income tax expense	2,435	2,342
Net income	$11,342	$10,413

Basic earnings per common share	$0.35	$0.31

Diluted earnings per common share	$0.35	$0.31

Shares used in computing earnings per common share:
Basic	32,030,543	33,589,838
Diluted	32,437,410	33,885,076

Cash dividends declared per common share	$0.16	$0.12

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity—Unaudited

(Amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders'
	Shares	Value	Capital	Earnings	Shares	Value	Equity
Balance at December 25, 2022	32,011	320	$45,727	$86,284	72	$—	$132,331
Net income	—	—	—	11,342	—	—	11,342
Dividends, $0.16 per common share	—	—	—	(5,444)	—	—	(5,444)
Shares issued under stock compensation plan net of shares withheld for tax effects	109	1	(861)	—	—	—	(860)
Stock-based compensation	—	—	2,269	—	—	—	2,269
Balance at March 26, 2023	32,120	$321	$47,135	92,182	72	$—	$139,638

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders'
	Shares	Value	Capital	Earnings	Shares	Value	Equity
Balance at December 26, 2021	33,575	$336	$68,923	$65,952	72	$—	$135,211
Net income	—	—	—	10,413	—	—	10,413
Dividends, $0.12 per share	—	—	—	(4,109)	—	—	(4,109)
Shares issued under stock compensation plan net of shares withheld for tax effects	84	1	(722)	—	—	—	(721)
Stock-based compensation	—	—	1,754	—	—	—	1,754
Balance at March 27, 2022	33,659	$337	$69,955	$72,256	72	$—	$142,548

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Amounts in thousands)

	13 Weeks Ended
	March 26,	March 27,
	2023	2022
Cash flows from operating activities:
Net income	$11,342	$10,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,543	4,793
Deferred income taxes	(396)	(83)
Non-cash interest expense	54	54
Stock-based compensation expense	2,269	1,754
Changes in operating assets and liabilities:
Accounts receivable	17,411	12,894
Inventories	699	664
Prepaid expenses and other	1,551	811
Other assets	-	(211)
Accounts payable and accrued expenses	(5,791)	(15,754)
Deferred revenue	(9,319)	(7,731)
Operating lease liabilities and assets	(2,193)	3,821
Other liabilities	300	(1,892)
Net cash provided by operating activities	22,470	9,533
Cash flows from investing activities:
Acquisition of property and equipment	(8,261)	(10,050)
Net cash used in investing activities	(8,261)	(10,050)
Cash flows from financing activities:
Principal repayments on long-term debt	(15,000)	(20,000)
Cash dividend payments	(5,351)	(4,109)
Tax payments from the vesting of restricted stock	(860)	(721)
Net cash used in financing activities	(21,211)	(24,830)
Net decrease in cash and cash equivalents	(7,002)	(25,347)
Cash and cash equivalents at beginning of period	23,002	92,133
Cash and cash equivalents at end of period	$16,000	$66,786
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$401	$260
Income taxes	$1	$—
Noncash investing and financing activities:
Accrued acquisition of property and equipment	$994	$1,471

See accompanying notes to condensed consolidated financial statements.

RUTH’S HOSPITALITY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

(1) The Company and Basis of Presentation

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement.  As of March 26, 2023, there were 154 Ruth’s Chris Steak House restaurants, including 77 Company-owned restaurants, three restaurants operating under contractual agreements and 74 franchisee-owned restaurants, including 23 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Philippines, Singapore and Taiwan.  All Company-owned restaurants are located in the United States. Subsequent to the end of the fiscal quarter ended March 26, 2023, a Company-owned Ruth's Chris Steak House restaurant was opened in Reston, VA, and a Company-owned Ruth's Chris Steak House was closed in Manhattan, NY.

The accompanying unaudited condensed consolidated financial statements of Ruth’s Hospitality Group, Inc. and its subsidiaries (collectively, the "Company") as of  March 26, 2023 and December 25, 2022 and for the thirteen week periods ended March 26, 2023 and March 27, 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements include the financial statements of Ruth’s Hospitality Group, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. The interim results of operations for the periods ended March 26, 2023 and March 27, 2022 are not necessarily indicative of the results that may be achieved for the full fiscal year. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2022.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in December. The fiscal quarters ended March 26, 2023 and March 27, 2022 each contained thirteen weeks and are referred to herein as the first quarter of fiscal year 2023 and the first quarter of fiscal year 2022, respectively. Fiscal year 2023 is a 53-week year and fiscal year 2022 is a 52-week year.

COVID-19 Impact

The novel coronavirus 2019 (COVID-19) pandemic resulted in a significant reduction in revenue at the Company’s restaurants due to mandatory restaurant closures, capacity limitations, social distancing guidelines or other restrictions mandated by governments across the world, including federal, state and local governments in the United States. As a result of these developments, the Company experienced a significant negative impact on its revenues, results of operations and cash flows. As of and for the thirteen-week periods ended March 26,2023 and March 27, 2022, all of the Company-owned and managed Ruth’s Chris Steak House restaurant dining rooms were open and its revenues, results of operations and cash flows were comparable to periods prior to the pandemic.

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

•

Borrowings under the senior credit facility as of  March 26, 2023 and  December 25, 2022 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value (Level 2).

The Company did not have any non-financial assets measured at fair value on a non-recurring basis as of March 26, 2023.

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

As of March 26, 2023, all of the Company-owned Ruth’s Chris Steak House restaurants operated in leased premises, with the exception of the restaurant in Ft. Lauderdale, FL, which is an owned property, and the restaurants in Anaheim, CA, Lake Mary, FL, Princeton, NJ and South Barrington, IL, which operate on leased land. The leases generally provide for minimum annual rental payments with scheduled minimum rent payment increases during the terms of the leases. Certain leases also provide for rent deferral during the initial term, lease incentives in the form of tenant allowances to fund leasehold improvements, and/or contingent rent provisions based on the sales at the underlying restaurants. Most of the Company’s restaurant leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of March 26, 2023, the weighted average remaining lease term and discount rate for operating leases is 13.6 years and 5.8%, respectively.

The components of lease expense are as follows (in thousands):

		13 Weeks Ended	13 Weeks Ended
	Classification	March 26, 2023	March 27, 2022
Operating lease cost	Restaurant operating expenses and general and administrative costs	$6,726	$6,158
Variable lease cost	Restaurant operating expenses and general and administrative costs	3,564	3,365
Total lease cost		$10,290	$9,523

As of March 26, 2023, maturities of lease liabilities are summarized as follows (in thousands):

Operating Leases
2023, excluding the first thirteen weeks ended March 26, 2023	$19,797
2024	27,719
2025	26,596
2026	25,407
2027	24,983
Thereafter	225,800
Imputed interest	(113,789)
$236,513

Supplemental cash flow information related to operating leases was as follows (in thousands):

	13 Weeks Ended	13 Weeks Ended
	March 26, 2023	March 27, 2022
Cash paid for amounts included in the measurement of lease liabilities	$6,907	$6,315
Right-of-use assets obtained in exchange for lease obligations	$7,008	$19,932

Additionally, as of March 26, 2023, the Company has executed two leases for new Ruth’s Chris Steak House Restaurant locations with undiscounted fixed payments over the initial term of $15.6 million.  These leases will commence when the landlords make the properties available to the Company. These leases are expected to commence during the next 12 months and are expected to have an economic lease term of 20 years. The Company will assess the reasonably certain lease term at the lease commencement date.

(4) Revenue

In the following tables, the Company’s revenue is disaggregated by major component for each category on the consolidated statements of operations (in thousands).

Thirteen Weeks Ended March 26, 2023:	Domestic	International	Total Revenue
Restaurant sales	$128,885	$—	$128,885
Franchise income	4,332	937	5,269
Other operating income	2,703	—	2,703
Total revenue	$135,920	$937	$136,857

Thirteen Weeks Ended March 27, 2022:	Domestic	International	Total Revenue
Restaurant sales	$118,713	$-	$118,713
Franchise income	4,102	628	4,730
Other operating income	2,689	-	2,689
Total revenue	$125,504	$628	$126,132

The following table provides information about receivables and deferred revenue liabilities from contracts with customers (in thousands).

	March 26,	December 25,
	2023	2022
Accounts receivable, less allowance for doubtful accounts 2023 - $38; 2022 - $57	$11,093	$27,223
Deferred revenue	$65,056	$74,375
Unearned franchise fees	$2,197	$2,257

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the first thirteen weeks of fiscal year 2023 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 25, 2022	$74,375	$2,257
Decreases in the beginning balance from gift card redemptions	(15,283)	—
Increases due to proceeds received, excluding amounts recognized during the period	5,888	—
Decreases due to recognition of franchise development and opening fees	—	(60)
Other	76	—
Balance at March 26, 2023	$65,056	$2,197

Significant changes in the deferred revenue balance and the unearned franchise fees balance during the first thirteen weeks of fiscal year 2022 are presented in the following table (in thousands).

	Deferred	Unearned
	Revenue	Franchise Fees
Balance at December 26, 2021	$69,029	$2,219
Decreases in the beginning balance from gift card redemptions	(13,790)	—
Increases due to proceeds received, excluding amounts recognized during the period	6,057	—
Decreases due to recognition of franchise development and opening fees	—	(75)
Increases due to proceeds received for franchise development and opening fees	—	300
Other	2	—
Balance at March 27, 2022	$61,298	$2,444

(5) Long-term Debt

Long-term debt consists of the following (in thousands):

	March 26,	December 25,
	2023	2022

Senior Credit Facility:
Revolving credit facility	$15,000	$30,000
Less current maturities	—	—
	$15,000	$30,000

As of March 26, 2023, the Company had $15.0 million of outstanding indebtedness under its senior credit facility with approximately $120.0 million of borrowings available, net of outstanding letters of credit of approximately $5.0 million. As of March 26, 2023, the interest rate on the Company’s outstanding debt was 6.1% and the weighted average interest rate on its outstanding letters of credit was 1.6%. In addition, the fee on the Company’s unused senior credit facility was 0.2%.

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

The Credit Agreement contains customary representations and affirmative and negative covenants (including limitations on indebtedness and liens) as well as financial covenants, as described below, requiring a minimum fixed coverage charge ratio as defined in the Credit Agreement (“Fixed Charge Coverage Ratio”) limiting the Company’s actual leverage ratio as defined in the Credit Agreement (“Maximum Consolidated Leverage Ratio”). The Fixed Charge Coverage Ratio must be equal to or greater than 1.25:1.00 and the Maximum Consolidated Leverage Ratio must be no greater than 3.00:1.00. Dividends and share repurchases are not limited if the Company's Consolidated Leverage Ratio is less than 2.50:1.00 and holds a minimum liquidity of $25.0 million. The Credit Agreement also contains events of default customary for credit facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company. If any event of default occurs and is not cured within the applicable grace period or waived, the outstanding loans may be accelerated by lenders holding a majority of the commitments and the lenders’ commitments may be terminated. The obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries and are secured by a lien on substantially all of the Company’s personal property assets other than any equity interest in current and future subsidiaries of the Company.

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

As of March 26, 2023, the Company was in compliance with all covenants pertaining to the Credit Agreement.

Subsequent to the end of first quarter of fiscal year 2023, the Company received proceeds of $5.0 million from a draw on the revolving credit facility.

(6) Shareholders’ Equity

In July 2022, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $60 million of outstanding common stock from time to time. No shares were repurchased during the first quarter of fiscal year 2023 and the first quarter of fiscal year 2022. As of March 26, 2023, $40.0 million remained available for further purchases under the new program.

The Company’s Board of Directors declared the following dividends during the periods presented (amounts in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2023
February 8, 2023	$0.16	3/10/2023	$5,444	3/24/2023

Outstanding unvested restricted stock is not included in common stock outstanding amounts. Restricted stock awards outstanding as of March 26, 2023 totaled 677,541 shares. Restricted stock units outstanding as of March 26, 2023 totaled 103,912 shares. Performance-based stock awards (in the form of market stock units and performance stock units) outstanding as of March 26, 2023 totaled 326,170 shares.

(7) Segment Information

The Company has two reportable segments – the Company-owned steakhouse segment and the franchise operations segment. The Company does not rely on any major customers as a source of revenue. The Company-owned Ruth’s Chris Steak House restaurants, all of which are located in North America, operate within the full-service dining industry, providing similar products to similar customers. Revenues are derived principally from food and beverage sales. As of March 26, 2023, (i) the Company-owned steakhouse restaurant segment included 77 Ruth’s Chris Steak House restaurants and three Ruth’s Chris Steak House restaurants operating under contractual agreements and (ii) the franchise operations segment included 74 franchisee-owned Ruth’s Chris Steak House restaurants. Segment profits for the Company-owned steakhouse restaurant segments equal segment revenues less segment expenses. Segment revenues for the Company-owned steakhouse restaurants include restaurant sales, management agreement income and other restaurant income. Gift card breakage revenue is not allocated to operating segments. Not all operating expenses are allocated to operating segments. Segment expenses for the Company-owned steakhouse segment include food and beverage costs and restaurant operating expenses.  No other operating costs are allocated to the Company-owned steakhouse segment for the purpose of determining segment profits because such costs are not directly related to the operation of individual restaurants. The accounting policies applicable to each segment are consistent with the policies used to prepare the consolidated financial statements. The profit of the franchise operations segment equals franchise income, which consists of franchise royalty fees and franchise opening fees. No costs are allocated to the franchise operations segment.

Segment information related to the Company’s two reportable business segments follows (in thousands):

	13 Weeks Ended
	March 26,	March 27,
	2023	2022

Revenues:
Company-owned steakhouse restaurants	$130,161	$119,993
Franchise operations	5,269	4,730
Unallocated other revenue and revenue discounts	1,427	1,409
Total revenues	$136,857	$126,132

Segment profits:
Company-owned steakhouse restaurants	$27,541	$26,742
Franchise operations	5,269	4,730
Total segment profit	32,810	31,472

Unallocated operating income	1,426	1,409
Marketing and advertising expenses	(4,510)	(4,915)
General and administrative costs	(9,507)	(9,241)
Depreciation and amortization expenses	(6,543)	(4,793)
Pre-opening costs	(522)	(881)
Gain on lease modifications	869	—
Interest expense, net	(252)	(324)
Other income	6	28
Income before income tax expense	$13,777	$12,755

Capital expenditures:
Company-owned steakhouse restaurants	$7,458	$6,907
Corporate assets	803	3,143
Total capital expenditures	$8,261	$10,050

	March 26,	December 25,
	2023	2022
Total assets:
Company-owned steakhouse restaurants	450,486	$453,650
Franchise operations	3,124	2,487
Corporate assets - unallocated	44,149	62,281
Deferred income taxes - unallocated	3,784	3,388
Total assets	$501,543	$521,806

(8) Stock-Based Employee Compensation

On May 15, 2018, the Company’s shareholders approved a new 2018 Omnibus Incentive Plan (the "2018 Plan") which replaced the Amended and Restated 2005 Equity Incentive Plan (the "2005 Plan"), which expired on May 30, 2018. The 2018 Plan authorizes 2.5 million shares reserved for future grants. Awards that were previously awarded under the 2005 Plan that are forfeited or cancelled in the future are made available for grant or issuance under the 2018 Plan. The 1,649,394 shares that were authorized but unissued under the 2005 Plan as of May 15, 2018 were cancelled. As of March 26, 2023, there were no shares of common stock issuable upon exercise of currently outstanding options, and 19,596 currently outstanding unvested restricted stock awards under the 2005 Plan. As of March 26, 2023, there were 1,107,623 currently outstanding unvested restricted stock awards, restricted stock units, and performance stock awards (in the form of market stock units and performance stock units) under the 2018 Plan. As of March 26, 2023, the 2018 Plan has 1,372,374 shares available for future grants. During the first thirteen weeks of fiscal year 2023, the Company issued 220,469 restricted stock awards and units and 110,131 performance-based stock units to directors, officers and other employees of the Company. Of the 330,600 restricted stock awards, restricted stock units and performance stock awards issued during the first thirteen weeks of fiscal year 2023, 99,242 shares will vest in fiscal year 2024, 56,627 shares will vest in fiscal year 2025 and 174,731 shares will vest in fiscal year 2026. Of the 174,731 shares that will vest in fiscal year 2026, 110,131 shares are variable, based on performance targets, and are reflected assuming they will be earned at 100% of target.  Total stock compensation expense recognized during the first thirteen weeks of fiscal years 2023 and 2022 was $2.3 million and $1.8 million, respectively.

(9) Income Taxes

Income tax expense differs from amounts computed by applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	13 Weeks Ended
	March 26,	March 27,
	2023	2022
Income tax expense at statutory rates	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	4.2%	3.9%
Federal employment tax credits	(9.4%)	(8.3%)
Non-deductible executive compensation	1.9%	1.9%
Stock-based compensation	0.9%	(0.1%)
Other	(0.9%)	(0.0%)
Effective tax rate	17.7%	18.4%

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

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and many state jurisdictions, respectively. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations for years before 2018.

(10) Earnings Per Share

The following table sets forth the computation of earnings per share (amounts in thousands, except share and per share amounts):

	13 Weeks Ended
	March 26,	March 27,
	2023	2022
Net income	$11,342	$10,413
Shares:
Weighted average number of common shares outstanding - basic	32,030,543	33,589,838
Weighted average number of common shares outstanding - diluted	32,437,410	33,885,076

Basic earnings per common share	$0.35	$0.31

Diluted earnings per common share	$0.35	$0.31

Diluted earnings per share for the first quarter of fiscal years 2023 and 2022 excludes restricted shares of 184,158 and 11,006, respectively, which were outstanding during the period but were anti-dilutive and had no exercise price.

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

On  February 26, 2018, a former restaurant hourly employee filed a class action lawsuit in the Superior Court of the State of California for the County of Riverside, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to pay minimum wages, permit required meal and rest breaks, and provide accurate wage statements, among other claims. On  September 2, 2020, the class action lawsuit was amended to include two additional proposed class representatives. This lawsuit seeks unspecified penalties under the California’s Private Attorney’s General Act in addition to other monetary payments (Quiroz Guerrero, et al. v. Ruth’s Hospitality Group, Inc., et al.; Case No RIC1804127). (the "Quiroz Guerrero Action"). Additionally, on  July 29, 2021,  September 17, 2021, and  October 19, 2021, other former restaurant hourly employees filed complaints in the Superior Court of the State of California for the County of San Francisco, the County of Los Angeles, and the County of Contra Costa alleging causes of action substantially similar to the allegations made in the Quiroz Guerrero Action (collectively, with the Quiroz Guerrero Action, the "Class Action Litigations"), which cases have been coordinated with the Quiroz Guerrero Action. On  May 11, 2022, a Memorandum of Understanding was signed with the plaintiffs in the Class Action Litigations agreeing to a $6.0 million legal settlement. On  June 8, 2022, the plaintiffs submitted a Petition for Coordination and Motion for Stay to the Chairperson of the Judicial Council, requesting assignment of a judge to determine whether it is appropriate to coordinate the Class Action Litigations to effectuate settlement approval in one venue. On  September 12, 2022, the Superior Court of the State of California, County of Riverside, granted the petition to coordinate the Class Action Litigations and recommended to the Chair of the Judicial Council that a judge of the Riverside County Superior Court be assigned to hear and determine the coordinated cases.  On  October 27, 2022, the Superior Court of California, County of Riverside, assigned a coordination trial judge to the coordinated actions. The $6.0 million legal settlement amount remains accrued and unpaid on  March 26, 2023.

On April 27, 2023, the Company entered into a definitive settlement agreement with the plaintiffs in the Class Action Litigations, individually and on behalf of the putative class, the State of California, and the allegedly aggrieved employees, on terms consistent with the Memorandum of Understanding (the “Settlement Agreement”). The Settlement Agreement is subject to approval by the Superior Court of the State of California for the County of Riverside, or any subsequent court in which the Class Action Litigations have been coordinated and other contingencies.

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

(12) Subsequent Events

On May 2, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Darden Restaurants, Inc., a Florida corporation (“Darden”), and Ruby Acquisition Corp., a Delaware corporation and an indirect wholly owned subsidiary of Darden (“Merger Sub”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub has agreed to commence a tender offer (the “Offer”), to purchase all of the shares of common stock, par value $0.01 per share (the “Company Common Stock”), of the Company issued and outstanding (each a “Share” and, collectively, the “Shares”) at a price of $21.50 per share of Company Common Stock (the “Per Share Price”), in cash, without interest thereon (but subject to applicable withholding).

The obligation of Merger Sub to consummate the Offer is subject to the satisfaction or waiver of customary conditions, including, among others, (i) the tender of Shares representing at least a majority of the outstanding Company Common Stock, (ii) any waiting period applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, having expired or otherwise been terminated, (iii) the absence of any law or order by any governmental authority of competent jurisdiction prohibiting, restricting, enjoining or otherwise making illegal the consummation of the Offer or the Merger (as defined below), (iv) the Merger Agreement not having been terminated in accordance with its terms and (v) other customary conditions set forth in Annex I to the Merger Agreement.

Following the consummation of the Offer, subject to the terms and conditions of the Merger Agreement and in accordance with Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”), Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Darden in accordance with the DGCL. At the Effective Time, each Share that is not (i) validly tendered and irrevocably accepted for purchase pursuant to the Offer, (ii) held by a holder who is entitled to demand appraisal and who has (or for which the “beneficial owner” (as defined in Section 262(a) of the DGCL) has) properly exercised appraisal rights with respect thereto in accordance with, and who has (and, to the extent applicable, for which the applicable beneficial owner has) complied with, Section 262 of the DGCL with respect to any such shares of Company Common Stock held by such holder and (iii) held by the Company as treasury stock or owned by Darden, Merger Sub or any of Darden’s other subsidiaries (including shares of Company Common Stock acquired pursuant to the Offer), in each case, immediately prior to the Effective Time, will thereupon be converted into the right to receive cash in an amount equal to the Per Share Price, on the terms and subject to the conditions set forth in the Merger Agreement. If the Merger is consummated, the Company Common Stock will be delisted from the Nasdaq Global Select Market and deregistered under the Exchange Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”, as defined in the Private Securities Litigation Reform Act of 1995 that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely result,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek”, “should,” “target,” “will be,” “will continue,” “will likely result,” “would” and other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals, including with respect to restaurant closures and re-openings, new restaurant openings and acquisitions or closures, capital expenditures, strategy, financial outlook, liquidity outlook, our effective tax rate, and the impact of inflation and recent accounting pronouncements, also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: the negative impact the COVID-19 pandemic has had and may continue to have on our business, financial condition, results of operations and cash flows; reductions in the availability of, or increases in the cost of, USDA Prime grade beef, fish and other food items; changes in economic conditions, including inflation, increasing interest rates, higher unemployment, slowing growth or recession, reductions in consumer discretionary income, and general trends; the loss of key management personnel; the effect of market volatility on the Company’s stock price; the instability in the banking system as a result of several recent bank failure; health concerns about beef or other food products; the effect of competition in the restaurant industry; changes in consumer preferences or discretionary spending or our ability to pass along rising costs through selling prices; labor shortages or increases in labor costs; the impact of federal, state or local government regulations relating to income taxes, unclaimed property, Company employees, the sale or preparation of food, the sale of alcoholic beverages and the opening of new restaurants; political conditions, civil unrest or other developments and risks in the markets where the Company’s restaurants are located; harmful actions taken by the Company’s franchisees; the inability to successfully integrate franchisee acquisitions into the Company’s business operations; economic, regulatory and other limitations on the Company’s ability to pursue new restaurant openings and other organic growth opportunities; a failure, interruption or security breach of the Company’s information technology network; the Company’s indemnification obligations in connection with its sale of the Mitchell’s Restaurants; the Company’s ability to protect its name and logo and other proprietary information; an impairment in the financial statement carrying value of our goodwill, other intangible assets or property; gains or losses on lease modifications; the impact of litigation; uncertainty regarding the transition away from LIBOR and the replacement of LIBOR with an alternative reference rate; the restrictions imposed by the Company’s credit agreement; changes in, or the suspension or discontinuation of, the Company’s quarterly cash dividend payments or share repurchase program; and the inability to secure additional financing on terms acceptable to the Company. Other factors that could cause actual results to differ are those with respect to the Merger (as defined herein), including: the proposed commencement of a tender offer by Darden (as defined herein) or one of its subsidiaries to purchase all of the shares of common stock of the Company and the subsequent merger, including the occurrence of any event, change or other circumstance that could give rise to our right or the right of Darden’s or both of us to terminate the Merger Agreement (as defined herein), including circumstances requiring us to pay Darden a termination fee pursuant to the Merger Agreement; the risk that the potential transaction may not be completed in a timely manner or at all; the risk that the potential transaction may not close in the anticipated timeframe or at all due to one or more of the closing conditions to the acquisition not being satisfied or, to the extent permitted by the Merger Agreement or applicable law, waived, including due to the failure to obtain applicable regulatory approvals or the approval of our shareholders in a timely manner or otherwise; uncertainty surrounding the number of shares of the Company’s common stock that will be tendered in the Offer (as defined herein); the possibility that competing offers or acquisition proposals for the Company will be made; the possibility that any or all of the various conditions to the consummation of the Offer and the Merger (as defined herein) may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the potential transactions; the occurrence of any event, change or other circumstance that could give rise to the termination of the Offer or the Merger; the effects of disruption from the transactions of the Company’s business; the risk of legal proceedings that may be instituted related to the Merger Agreement, which may result in significant costs of defense, indemnification and liability; the risk that the proposed acquisition disrupts our current plans and operations; the risk that there may be unexpected costs, charges or expenses resulting from the proposed transactions, including the Offer and the Merger; risks related to disruption of management's time and attention from ongoing business operations due to the proposed transactions, including the Offer and the Merger; the risk that any announcements related to the proposed transactions, including the Offer and the Merger, could have adverse effects on our ability to retain and hire key personnel and to maintain relationships with business partners (including franchisees), suppliers and customers and on our operating results and business generally; and the risk that certain restrictions during the pendency of the proposed tender offer and acquisition may impact our ability to pursue certain business opportunities or strategic transactions. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Part II Item 1A of this Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2022, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof. You should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have not occurred.

Overview

Ruth’s Hospitality Group, Inc. is a restaurant company focused on the upscale dining segment. Ruth’s Hospitality Group, Inc. operates Company-owned Ruth’s Chris Steak House restaurants and sells franchise rights to Ruth’s Chris Steak House franchisees giving the franchisees the exclusive right to operate similar restaurants in a particular area designated in the franchise agreement. As of March 26, 2023, there were 154 Ruth’s Chris Steak House restaurants, including 77 Company-owned restaurants, three restaurants operating under contractual agreements and 74 franchisee-owned restaurants.  Subsequent to the end of the quarter ended March 26, 2023, a Company-owned Ruth's Chris Steak House restaurant was opened in Reston, VA and a Company-owned Ruth's Chris Steakhouse was closed in Manhattan, NY.

The Ruth’s Chris menu features a broad selection of USDA Prime and other high-quality steaks and other premium offerings served in Ruth’s Chris’ signature fashion – “sizzling” and topped with butter – complemented by other traditional menu items inspired by our New Orleans heritage. The Ruth’s Chris restaurants reflect over 57 years of commitment to the core values instilled by our founder, Ruth Fertel, of caring for our guests by delivering the highest quality food, beverages and service in a warm and inviting atmosphere.

All Company-owned Ruth’s Chris Steak House restaurants are located in the United States. The franchisee-owned Ruth’s Chris Steak House restaurants include 23 international franchisee-owned restaurants in Aruba, Canada, China, Hong Kong, Indonesia, Japan, Mexico, Philippines, Singapore and Taiwan.

The novel coronavirus 2019 (COVID-19) pandemic resulted in a significant reduction in revenue at the Company’s restaurants due to mandatory restaurant closures, capacity limitations, social distancing guidelines or other restrictions mandated by governments across the world, including federal, state and local governments in the United States. As a result of these developments, the Company experienced a significant negative impact on its revenues, results of operations and cash flows. As of and for thirteen-week periods ended March 26, 2023 and March 27, 2022, all of the Company-owned and managed Ruth’s Chris Steak House restaurant dining rooms were open and its revenues, results of operations and cash flows were comparable to periods prior to the pandemic.

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

Our Annual Report on Form 10-K for the fiscal year ended December 25, 2022 provides additional information about our business, operations and financial condition.

Merger Agreement

On May 2, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Darden Restaurants, Inc., a Florida corporation (“Darden”), and Ruby Acquisition Corp., a Delaware corporation and an indirect wholly owned subsidiary of Darden (“Merger Sub”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub has agreed to commence a tender offer (the “Offer”), to purchase all of the shares of common stock, par value $0.01 per share (the “Company Common Stock”), of the Company issued and outstanding (each a “Share” and, collectively, the “Shares”) at a price of $21.50 per Share (the “Per Share Price”), in cash, without interest thereon (but subject to applicable withholding). Pursuant to the Merger Agreement, following the consummation of the Offer, subject to the terms and conditions of the Merger Agreement and in accordance with Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”), Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Darden in accordance with the DGCL. If the Merger is completed, the Company’s Common Stock will be delisted from the Nasdaq Global Select Market and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The obligation of Merger Sub to consummate the Offer is subject to the satisfaction or waiver of customary conditions, including, among others, (i) the tender of Shares representing at least a majority of the outstanding Company Common Stock, (ii) any waiting period applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, having expired or otherwise been terminated, (iii) the absence of any law or order by any governmental authority of competent jurisdiction prohibiting, restricting, enjoining or otherwise making illegal the consummation of the Offer or the Merger, (iv) the Merger Agreement not having been terminated in accordance with its terms and (v) other customary conditions set forth in Annex I to the Merger Agreement.

The Merger Agreement also includes customary termination provisions for both the Company and Darden, and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by the Company to accept and enter into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement), the Company will pay Darden a termination fee of $23.9 million.

In connection with the Merger, the Company expects to incur significant expenses. An estimate of those expenses cannot be made at this time. The proposed Merger is expected to close by the end of June 2023, subject to satisfaction of customary closing conditions.  For more information about the Merger, see Note 12 in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements” and our Current Report on Form 8-K filed with the SEC on May 3, 2023 (SEC Accession No. 0001193125-23-133284).

Results of Operations

The table below sets forth certain operating data expressed as a percentage of total revenues for the periods indicated, except as otherwise noted. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	13 Weeks Ended
	March 26,	March 27,
	2023	2022
Revenues:
Restaurant sales	94.2%	94.1%
Franchise income	3.9%	3.8%
Other operating income	1.9%	2.1%
Total revenues	100.0%	100.0%

Costs and expenses:
Food and beverage costs (percentage of restaurant sales)	32.9%	32.5%
Restaurant operating expenses (percentage of restaurant sales)	46.7%	46.0%
Marketing and advertising	3.3%	3.9%
General and administrative costs	6.9%	7.3%
Depreciation and amortization expenses	4.8%	3.8%
Pre-opening costs	0.4%	0.7%
Gain on lease modifications	(0.6%)	-
Total costs and expenses	89.8%	89.7%
Operating income	10.2%	10.3%
Other income (expense):
Interest expense, net	(0.2%)	(0.2%)
Other	0.0%	0.0%
Income before income taxes	10.0%	10.1%
Income tax expense	1.8%	1.8%
Net income	8.2%	8.3%

First Quarter Ended March 26, 2023 (13 Weeks) Compared to First Quarter Ended March 27, 2022 (13 Weeks)

Overview. Operating income increased by $1.0 million to $14.0 million for the first quarter of fiscal year 2023 from the operating income reported for the first quarter of fiscal year 2022. Operating income for the first quarter of fiscal year 2023 was favorably impacted by a $10.2 million increase in restaurant sales offset by a $3.8 million increase in food and beverage costs a $5.6 million increase in restaurant operating expenses and a $1.7 million increase in depreciation and amortization expense. Net income increased from the first quarter of fiscal year 2022 by $929 thousand to $11.3 million.

Restaurant Sales. Restaurant sales increased by $10.2 million, or 8.6%, to $128.9 million in the first quarter of fiscal year 2023 from the first quarter of fiscal year 2022 driven by a $4.2 million increase or 3.8% increase in Company-owned comparable restaurant sales with the balance from non-comparable sales, primarily sales from six new restaurants. The increase in Company-owned comparable restaurant sales in fiscal year 2023 primarily from an increase of 5.6% in average check partially offset by a 1.8% decrease in traffic.

Franchise Income. Franchise income in the first quarter of fiscal year 2023 increased by $539 thousand, or 11.4%, to $5.3 million compared to the first quarter of fiscal year 2022. The increase in franchise income compared to the first quarter of fiscal year 2022 was due to an increase in franchisee-owned restaurant sales.

Other Operating Income. Other operating income increased by $14 thousand to $2.7 million in the first quarter of fiscal year 2023 compared to the first quarter of fiscal year 2022. The increase was primarily due to an increase in breakage income.

Food and Beverage Costs. Food and beverage costs increased by $3.8 million, or 9.9%, to $42.4 million in the first quarter of fiscal year 2023 compared to the first quarter of fiscal year 2022 primarily due to increased restaurant sales. As a percentage of restaurant sales, food and beverage costs increased to 32.9% in the first quarter of fiscal year 2023 from 32.5% in the first quarter of fiscal year 2022, primarily driven by a 12.8% increase in beef costs.

Restaurant Operating Expenses. Restaurant operating expenses increased by $5.6 million, or 10.2%, to $60.2 million in the first quarter of fiscal year 2023 from the first quarter of fiscal year 2022. Restaurant operating expenses, as a percentage of restaurant sales, were 46.7% in the first quarter of fiscal year 2023 compared to 46.0% in the first quarter of fiscal year 2022 primarily driven by higher labor costs from adding staff to our restaurants.

Marketing and Advertising. Marketing and advertising expenses decreased by $405 thousand, or 8.2%, to $4.5 million in the first quarter of fiscal year 2023 from the first quarter of fiscal year 2022. The decrease in marketing and advertising expenses in the first quarter of fiscal year 2023 was primarily attributable to a $498 thousand increase in media and online advertising offset by $628 thousand decrease in digital and data transformation expenses.

General and Administrative Costs. General and administrative costs increased by $266 thousand, or 2.9%, to $9.5 million in the first quarter of fiscal year 2023 from the first quarter of fiscal year 2022.  The increase in general and administrative costs was primarily due to a $515 thousand increase in compensation related costs offset by a decrease of $360 thousand in bonus expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased by $1.7 million to $6.5 million in the first quarter of fiscal year 2023 from the first quarter of fiscal year 2022 primarily due to the opening of four new Ruth's Chris Steak House restaurants in fiscal year 2022 and placement of data and digital assets into service during fiscal year 2022.

Pre-opening Costs. Pre-opening costs were $522 thousand in the first quarter of fiscal year 2023. These expenses are primarily due to the Ruth's Chris Steak House restaurant in Reston, VA which opened in April 2023 and recognition of rent expense at unopened Ruth’s Chris Steak House restaurants where the Company has taken possession of the property. Pre-opening costs were $881 thousand in the first quarter of fiscal year 2022 primarily due to the planned opening of the Ruth's Chris Steak House restaurant in Aventura, FL and recognition of rent expense at unopened Ruth’s Chris Steak House restaurants where the Company had taken possession of the properties.

Gain on lease modifications. Gain on leases modifications were $869 thousand in the first quarter of fiscal year 2023. The gains on lease modifications during fiscal year 2023 were attributable to a reduction in lease payments related to closed restaurants.

Interest Expense, net. Interest expense decreased by $72 thousand to $252 thousand in the first quarter of fiscal year 2023 compared to $324 thousand in the first quarter of fiscal year 2022. The decrease is primarily due to a lower average debt balance in the first quarter of fiscal year 2023, partially offset by a higher interest rate.

Other Income and Expense. During the first quarter of fiscal year 2023, we recognized other income of $6 thousand. During the first quarter of fiscal year 2022, we recognized other expense of $28 thousand.

Income Tax Expense. During the first quarter of fiscal year 2023, we recognized income tax expense of $2.4 million compared to $2.3 million during the first quarter of fiscal year 2022. The effective tax rate, including the impact of discrete items, decreased to 17.7% for the first quarter of fiscal year 2023 compared to 18.4% for the first quarter of fiscal year 2022. Fiscal year 2023 discrete items and other unexpected changes impacting the annual tax expense may cause the effective tax rate for fiscal year 2023 to differ from the effective tax rate for the first quarter of fiscal year 2023.

Net Income. Net income was $11.3 million in the first quarter of fiscal year 2023, which reflected an increase of $929 thousand compared to $10.4 million in the first quarter of fiscal year 2022. The increase was attributable to the factors noted above.

Liquidity and Capital Resources

Overview

Our principal sources of cash during the first quarter of fiscal year 2023 was net cash provided by operating activities. During the first thirteen weeks of fiscal year 2023 our principal uses of cash flow were debt repayments, capital expenditures and dividend payments.

In July 2022, the Company's Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $60 million of outstanding common stock from time to time.  No shares were repurchased during the first quarter of fiscal year 2023 and the first quarter of fiscal year 2022.  As of March 26, 2023, $40.0 million remained available for future purchases under the share repurchase program.

During the first quarter of fiscal year 2023, we paid a cash dividend of $0.16 per share or $5.4 million in the aggregate. We believe that our current cash position, coupled with our anticipated cash flow from operations, should provide us with adequate liquidity for the next twelve months and, when combined with our access to additional capital, should provide us with adequate liquidity for the foreseeable future.  As of March 26, 2023, we were in compliance with all covenants pertaining to the Credit Agreement.

Senior Credit Facility

As of March 26, 2023, we had $15.0 million of outstanding indebtedness under our senior credit facility and approximately $5.0 million of outstanding letters of credit, pursuant to a credit agreement entered into with Wells Fargo Bank, National Association as administrative agent, and certain other lenders (as amended, the “Credit Agreement”). As of March 26, 2023, the weighted average interest rate on our outstanding debt was 6.1% and the weighted average interest rate on our outstanding letters of credit was 1.6%. In addition, the fee on the unused portion of our senior credit facility was 0.2%.

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

We have assessed the impact of the impending cessation of LIBOR and have identified and evaluated financial instruments and other contracts that refer to LIBOR. Our underlying exposure to LIBOR includes our Credit Agreement. We expect to be able to transition our LIBOR-based Credit Agreement to an alternative reference rate on or before the cessation of LIBOR and we do not believe that the cessation of LIBOR, or its replacement with an alternative reference rate or rates, will have a material impact on us.

Subsequent to the end of first quarter 2023, the Company received proceeds of $5.0 million from a draw on the revolving credit facility.

Sources and Uses of Cash

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	13 Weeks Ended
	March 26,	March 27,
	2023	2022
Net cash provided by (used in):
Operating activities	$22,470	$9,533
Investing activities	(8,261)	(10,050)
Financing activities	(21,211)	(24,830)
Net decrease in cash and cash equivalents	$(7,002)	$(25,347)

Operating Activities. Operating activities provided cash of $22.5 million during the first thirteen weeks of fiscal year 2023 and $9.5 million during the first thirteen weeks of fiscal year 2022. Operating cash outflows pertain primarily to expenditures for food and beverages, restaurant operating expenses, marketing and advertising, general and administrative costs, and income taxes. Operating activities provided cash flows primarily because operating revenues have exceeded cash-based expenses.

Investing Activities. Cash used in investing activities totaled $8.3 million in the first thirteen weeks of fiscal year 2023 compared with $10.1 million used in the first thirteen weeks of fiscal year 2022. Cash used in investing projects during the first thirteen weeks of fiscal year 2023 primarily pertained to $4.8 million for new restaurants, $802 thousand for technology investments and upgrades and $2.7 million for restaurant remodel and capital replacement projects. Cash used in investing activities during the first thirteen weeks of fiscal year 2022 primarily pertained to $6.1 million for new restaurants, $2.5 million for technology investments and upgrades and $1.5 million for restaurant remodel and capital replacement projects.

Financing Activities. Financing activities used cash during the first thirteen weeks of fiscal year 2023 and the first thirteen weeks of fiscal year 2022. During the first thirteen weeks of fiscal year 2023, we repaid debt in the amount of $15.0 million, paid $5.4 million in dividends and paid $861 thousand in employee withholding taxes in connection with the vesting of restricted stock. We paid the $861 thousand in taxes in connection with the vesting of restricted stock for recipients who elected to satisfy their individual tax withholding obligations by having us withhold a number of vested shares of restricted stock. During the first thirteen weeks of fiscal year 2022, we reduced debt by $20.0 million, paid $4.1 million in dividends and paid $721 thousand in employee withholding taxes in connection with the vesting of restricted stock.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 25, 2022 includes a summary of the critical accounting policies and estimates that we believe are the most important to aid in the understanding our financial results. There have been no material changes to these critical accounting policies and estimates that impacted our reported amounts of assets, liabilities, revenues or expenses during the first thirteen weeks of fiscal year 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, including borrowings under the Company’s senior credit facility, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The future transition from LIBOR to SOFR may result in an increase or a decrease of our overall borrowing costs. As of March 26, 2023, the Company had $15.0 million in variable rate debt outstanding. The Company currently does not use financial instruments to hedge its risk to market fluctuations in interest rates.Holding other variables constant (such as debt levels), a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for fiscal year 2023 of approximately $150 thousand.

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

Foreign Currency Risk

The Company believes that fluctuations in foreign exchange rates do not present a material risk to its operations due to the relatively small amount of franchise income it receives from outside the U.S. During the first thirteen weeks of fiscal years 2023 and 2022, franchise income attributable to international locations was approximately $937 thousand and $628 thousand, respectively, which is less than 1% of total annual revenue.

Commodity Price Risk

The Company is exposed to market price fluctuations in beef and other food product prices.  Given the historical volatility of beef and other food prices, this exposure can impact the Company's food and beverage costs.  As the Company typically sets its menu prices in advance of its beef and other food product purchases, the Company cannot quickly react to changing costs of beef and other food items. To the extent that the Company is unable to pass the increased costs on to its guests through price increases, the Company’s results of operations would be adversely affected. The Company has experienced 12.8% inflation in beef pricing during the first thirteen weeks of fiscal year 2023 compared to the first thirteen weeks of fiscal year 2022.  The market for USDA Prime grade beef is particularly volatile. If prices increase, or the supply of beef is reduced, operating margin could be materially adversely affected. Holding other variables constant, a hypothetical 10% fluctuation in beef prices would have an approximate impact on pre-tax earnings ranging from $7.0 million to $8.0 million for fiscal year 2023.

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

Effects of Inflation

Components of the Company's operations subject to inflation include food, beverage, lease and labor costs.  The Company's leases require it to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases.  The Company believes that general inflation, excluding increases in food, employee wages and employee health plan costs, has not had a material impact on its results of operations in recent years. Routinely, governmental entities acted to increase minimum wage rates in jurisdictions where Company-owned restaurants are located, which increases our operating costs.  Also, the U.S. government may act to further increase the federal minimum wage rate and/or decrease or eliminate the tip credit which could further increase employee compensation costs and related taxes in 2023 if adopted.  The increased minimum wage rates are not expected to materially increase employee compensation and related taxes in fiscal year 2023 compared to fiscal year 2022. If prices increase, operating margins could be materially adversely affected.  Holding other variables constant, a hypothetical 10% increase in other operating costs would have an approximate impact on pre-tax earnings ranging from $6.0 million to $7.0 million for fiscal year 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 26, 2023. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 26, 2023 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Changes in internal control over financial reporting

During the fiscal quarter ended March 26, 2023, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that in the Company’s judgment has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

None.

ITEM 1. LEGAL PROCEEDINGS

See Note 11 in the notes to the condensed consolidated financial statements included in Item 1. “Financial Statements” for a summary of legal proceedings.

ITEM 1A. RISK FACTORS

See our risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2022. Circumstances and events described in such risk factors could result in significant adverse effects on our financial position, results of operations and cash flows. The following risk factors are provided to update the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2022.

Risks Related to the Proposed Merger

Uncertainties associated with the proposed Merger and the Offer, including the risk that the Merger may not close in the anticipated timeframe or at all due to one or more of the closing conditions to the Merger not being satisfied or waived, may have an adverse effect on our business, financial condition, results of operations and stock price.

On May 2, 2023, we entered into the Merger Agreement with Darden and Merger Sub. Pursuant to the Merger Agreement and upon the terms and subject to the conditions thereof: (i) Merger Sub has agreed to commence the Offer and (ii) Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Darden (see Note 12. Subsequent Events to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). If the Merger is completed, we will become a privately held company, meaning that the Company’s common stock will be delisted from the Nasdaq Global Select Market and deregistered under the Exchange Act.

Completion of the Merger is subject to various closing conditions, including, among other things, consummation of the Offer (as further detailed below), and the receipt of applicable regulatory approvals. Further, if the Merger has not been consummated on or before November 2, 2023 (subject to an extension until March 4, 2024 under certain circumstances for the purpose of obtaining certain regulatory approvals), then the Merger Agreement may be terminated by either party. There is no assurance that receipt of applicable regulatory approvals will occur, or that all of the other closing conditions will be satisfied (or waived, to the extent permitted by applicable law), or that the Merger will be completed on the terms reflected in the Merger Agreement, within the expected timeframe or at all.

The obligation of Merger Sub to consummate the Offer, which will initially remain open for a minimum of 20 business days from the date of its commencement, is subject to the satisfaction or waiver of various customary conditions. If at the scheduled expiration time of the Offer any condition to the Offer has not been satisfied and has not been waived by Darden or Merger Sub (to the extent permitted by the Merger Agreement), Merger Sub will, and Darden will cause Merger Sub to, extend the Offer in accordance with the terms of the Merger Agreement to permit the satisfaction of all Offer conditions.

Customary conditions that must be satisfied prior to Merger Sub’s consummation of the Offer include, among other things: (i) there being validly tendered and not validly withdrawn prior to the expiration of the Offer a number of Shares that, considered together with all other Shares (if any) beneficially owned by Darden and its affiliates, represent at least one more Share than 50% of the total number of Shares outstanding at the time of the expiration of the Offer (the “Minimum Condition”), (ii) any waiting period applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, having expired or otherwise been terminated, (iii) the absence of any law or order by any governmental authority of competent jurisdiction prohibiting, restricting, enjoining or otherwise making illegal the consummation of the Offer or the Merger, and (iv) the Merger Agreement not having been terminated in accordance with its terms.

The announcement and pendency of the Merger may create disruption in and uncertainties for our business, which could have an adverse effect on our ability to retain and hire key personnel and to maintain relationships with our business partners (including existing franchisees), suppliers and customers. These business partners (including existing franchisees), suppliers and customers could attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Merger. Adverse changes in our relationships with employees (including the potential departure of employees), business partners (including existing franchisees), suppliers and customers may continue or intensify in the event the Merger is not consummated or is significantly delayed. As a result, there can be no assurance that our business, financial condition and results of operations will not be adversely affected as compared to prior to the announcement of the Merger Agreement. Management’s attention may also be diverted towards activities focused on completing the Merger, which could further impact these relationships and also the execution of our business plan and the quality of our services.

If the Merger is not completed, we and our shareholders may suffer other consequences. To the extent that the current market price of our stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed. Further, investor confidence in us could decline, and shareholder litigation could be brought against us. In addition, we will have incurred significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, including for activities that we would have not undertaken other than to complete the Merger. As a result, to the extent the Merger is not completed, we will receive little or no benefit from incurring these costs, and in the absence of the Merger, these costs may have been allocated elsewhere. In addition, if the Merger Agreement is terminated under certain circumstances, we will be required to pay Darden a termination fee equal to $23.9 million, which could have an adverse effect on our financial condition and results of operations.

Even if successfully completed, there are certain risks to our shareholders from the consummation of the Offer and the Merger, including: the amount of cash to be paid per share of our common stock under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock; receipt of the all-cash per share consideration in an amount equal to the Per Share Price is taxable to shareholders that are treated as U.S. holders for U.S. federal income tax purposes; and if the Merger is completed, our shareholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

Following the consummation of the Offer, subject to the terms and conditions of the Merger Agreement and in accordance with Section 251(h) of the DGCL, Merger Sub will be merged with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Darden in accordance with the DGCL. At the effective time of the Merger (the “Effective Time”), each Share that is not (i) validly tendered and irrevocably accepted for purchase pursuant to the Offer, (ii) held by a holder who is entitled to demand appraisal and who has (or for which the “beneficial owner” (as defined in Section 262(a) of the DGCL) has) properly exercised appraisal rights with respect thereto, and who has (and, to the extent applicable, for which the applicable beneficial owner has) complied with, Section 262 of the DGCL with respect to any such shares of Company Common Stock held by such holder and (iii) held by the Company as treasury stock or owned by Darden, Merger Sub or any of Darden’s other subsidiaries (including shares of Company Common Stock acquired pursuant to the Offer), in each case, immediately prior to the Effective Time, will thereupon be converted into the right to receive cash in an amount equal to the Offer Price (as defined in the Merger Agreement), on the terms and subject to the conditions set forth in the Merger Agreement.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.

Under the Merger Agreement, we are generally restricted from (including by way of instructing, authorizing, or knowingly permitting any of our respective representatives) soliciting, initiating, proposing, or knowingly inducing any proposal or offer that constitutes or could reasonably be expected to lead to any Acquisition Proposal (as defined in the Merger Agreement) from third parties and/or providing non-public information to third parties in response to any inquiries regarding, or the submission of any proposal or offer that constitutes, or would reasonably be expected to lead to, any Acquisition Proposal. Pursuant to the Merger Agreement, we are also generally restricted from participating or engaging in discussions or negotiations with any person with respect to an Acquisition Proposal by such person. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the Offer and the Merger.

We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.

Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business that could harm our business relationships, financial condition, operating results, cash flows and business, including restrictions with respect to our ability to, among other things, subject to certain specified exceptions: revise our organizational documents; adopt, amend, modify in any material respect or terminate any employee plans; increase the compensation of any director, officer, independent contractor or employee; hire or terminate any employee or independent contractor earning above a certain salary or wage; compromise or settle certain legal proceedings; change our methods, principles or practices of financial accounting; incur capital expenditures above specified thresholds; declare and pay dividends; repurchase our outstanding common stock; freely issue securities; and incur indebtedness above specified thresholds. Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement. Such restrictions could prevent us from pursuing certain business opportunities that arise prior to the effective time of the Merger and are outside the ordinary course of business and could otherwise adversely affect our business and operations prior to completion of the Merger.

Lawsuits relating to the Merger could be filed against us, including by our stockholders.

Although litigation is common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition, the outcome of any lawsuits filed against us is uncertain and could delay or prevent completion of the Merger. While we plan to vigorously defend any such lawsuits, we may not be successful in defending against any such claims. Additionally, the costs of defense of such litigation, including costs associated with the indemnification of directors and officers, and other effects, such as negative publicity or damage to our relationships with business partners, suppliers and customers, could have an adverse effect on our business, financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the first quarter ended March 26, 2023 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased under the Program – Amounts in thousands

December 26, 2022 to January 29, 2023	—	—	—	$39,979
January 30, 2023 to February 26, 2023	—	—	—	$39,979
February 27, 2023 to March 26, 2023	—	—	—	$39,979
Totals for the fiscal quarter	—	$—	—	$39,979

In July 2022, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $60 million of outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans), depending on share price, market conditions and other factors. The Company conducts any open market share repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of its shares. The program has no termination date. As of March 26, 2023, $40.0 million remained available for further purchases under the new program. The Company’s ability to make future stock purchases under the program is currently limited by our credit agreement. The Company’s amended and restated credit agreement currently does not limit dividends and share repurchases if the Company’s Consolidated Leverage Ratio is less than 2.50:1.00 and holds a minimum liquidity of $25.0 million. As of March 26, 2023 our Consolidated Leverage Ratio was less than 2.50:1.00.

Under the Merger Agreement, we may not, without obtaining Darden’s approval, (i) repurchase our outstanding common stock or (ii) establish a record date for, declare, set aside or pay any dividends on, or make any other distribution (whether in cash, shares or other equity or property, including any combination thereof) in respect of our outstanding common stock, or make any other actual, constructive or deemed distribution in respect of our outstanding common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1*	Agreement and Plan of Merger, dated as of May 2, 2023, by and among Darden Restaurants, Inc., Ruby Acquisition Corporation and Ruth's Hospitality Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed May 3, 2023)

10.1*	Tender and Support Agreement, dated as of May 2, 2023, by and among Darden Restaurants, Inc., Ruby Acquisition Corporation, Ruth's Hospitality Group, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 3, 2023)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

*Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

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

Date: May 5, 2023